Form 10-Q
period 1997-06-30
SOUTH JERSEY GAS CO/NEW
filed 1997-08-14
CIK 1035216

Page 1 of 26


              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1997

Commission File Number 1-12899

                    SOUTH JERSEY GAS COMPANY
------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

       New Jersey                                 22-0398330
------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer's
 incorporation of organization)             Identification No.)

  Number One South Jersey Plaza, Route 54, Folsom, NJ    08037
------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                          (609) 561-9000
------------------------------------------------------------------
(Registrant's telephone number, including area code)

------------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     Yes   X      No
                         -----       -----
As of August 14, 1997, there were 2,339,139 shares of the registrant's common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.


                     Exhibit Index on page 26

                 PART I  -  FINANCIAL INFORMATION


Item 1.  Financial Statements  --  See Pages 3 through 12


                 SOUTH JERSEY GAS COMPANY

 STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS
----------------------------------------------------------------------------------------
           (In Thousands Except for Share Data)
                                                                 Three Months Ended
                                                                       June 30,
                                                             ---------------------------
                                                                  1997           1996
----------------------------------------------------------------------------------------
OPERATING REVENUES:
   Utility . . . . . . . . . . . . . . . . . . . . . . . .   $    57,822    $    52,816
   Other . . . . . . . . . . . . . . . . . . . . . . . . .           521            770
                                                             ------------   ------------
      Total Operating Revenues . . . . . . . . . . . . . .        58,343         53,586
                                                             ------------   ------------
OPERATING EXPENSES:
   Gas Purchased for Resale. . . . . . . . . . . . . . . .        31,951         30,313
   Operation - Utility . . . . . . . . . . . . . . . . . .         9,471          9,652
             - Other . . . . . . . . . . . . . . . . . . .           500            586
   Maintenance . . . . . . . . . . . . . . . . . . . . . .         1,534          1,310
   Depreciation. . . . . . . . . . . . . . . . . . . . . .         3,967          3,681
   Federal Income Taxes. . . . . . . . . . . . . . . . . .          (390)        (1,236)
   Deferred and Non-current Federal Income Taxes . . . . .           975            574
   Investment Tax Credit Deferred - Net. . . . . . . . . .           (99)           (97)
   Gross Receipts and Franchise Taxes. . . . . . . . . . .         4,646          4,897
   Other Taxes . . . . . . . . . . . . . . . . . . . . . .           631            621
                                                             ------------   ------------
      Total Operating Expenses . . . . . . . . . . . . . .        53,186         50,301
                                                             ------------   ------------
OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .         5,157          3,285

INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . .         4,395          4,842
                                                             ------------   ------------
INCOME(LOSS) BEFORE PREFERRED DIVIDEND REQUIREMENTS. . . .           762         (1,557)
Preferred Stock Dividend Requirements. . . . . . . . . . .            43             44
Preferred Securities Dividend Requirements . . . . . . . .           471              0
                                                             ------------   ------------
NET INCOME(LOSS) APPLICABLE TO COMMON STOCK. . . . . . . .           248         (1,601)
RETAINED EARNINGS AT BEGINNING OF PERIOD . . . . . . . . .        62,821         60,492
                                                             ------------   ------------
      TOTAL. . . . . . . . . . . . . . . . . . . . . . . .        63,069         58,891
COMMON STOCK DIVIDENDS DECLARED. . . . . . . . . . . . . .         3,825          3,750
                                                             ------------   ------------
RETAINED EARNINGS AT END OF PERIOD . . . . . . . . . . . .   $    59,244    $    55,141
                                                             ============   ============
AVERAGE SHARES OF COMMON STOCK OUTSTANDING . . . . . . . .     2,339,139      2,339,139

EARNINGS (LOSS) PER COMMON SHARE . . . . . . . . . . . . .   $      0.11    $     (0.68)
                                                             ============   ============
DIVIDENDS PAID PER COMMON SHARE. . . . . . . . . . . . . .   $     1.635    $     1.603
                                                             ============   ============


The accompanying notes to the consolidated financial statements are an integral part of these statements.


                 SOUTH JERSEY GAS COMPANY

 STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS
----------------------------------------------------------------------------------------
           (In Thousands Except for Share Data)
                                                                    Six Months Ended
                                                                       June 30,
                                                             ---------------------------
                                                                  1997           1996
----------------------------------------------------------------------------------------
OPERATING REVENUES:
   Utility . . . . . . . . . . . . . . . . . . . . . . . .   $   183,888    $   192,330
   Other . . . . . . . . . . . . . . . . . . . . . . . . .         1,042          1,462
                                                             ------------   ------------
      Total Operating Revenues . . . . . . . . . . . . . .       184,930        193,792
                                                             ------------   ------------
OPERATING EXPENSES:
   Gas Purchased for Resale. . . . . . . . . . . . . . . .       101,821        109,929
   Operation - Utility . . . . . . . . . . . . . . . . . .        18,851         18,755
             - Other . . . . . . . . . . . . . . . . . . .           935          1,110
   Maintenance . . . . . . . . . . . . . . . . . . . . . .         3,001          2,564
   Depreciation. . . . . . . . . . . . . . . . . . . . . .         7,852          7,307
   Federal Income Taxes. . . . . . . . . . . . . . . . . .         7,288          7,486
   Deferred and Non-current Federal Income Taxes . . . . .         1,822          1,165
   Investment Tax Credit Deferred - Net. . . . . . . . . .          (198)          (195)
   Gross Receipts and Franchise Taxes. . . . . . . . . . .        17,025         19,370
   Other Taxes . . . . . . . . . . . . . . . . . . . . . .         1,384          1,372
                                                             ------------   ------------
      Total Operating Expenses . . . . . . . . . . . . . .       159,781        168,863
                                                             ------------   ------------
OPERATING INCOME . . . . . . . . . . . . . . . . . . . . .        25,149         24,929

INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . .         9,220          9,564
                                                             ------------   ------------
INCOME BEFORE PREFERRED DIVIDEND REQUIREMENTS. . . . . . .        15,929         15,365
Preferred Stock Dividend Requirements. . . . . . . . . . .            86             88
Preferred Securities Dividend Requirements . . . . . . . .           471              0
                                                             ------------   ------------
NET INCOME APPLICABLE TO COMMON STOCK. . . . . . . . . . .        15,372         15,277
RETAINED EARNINGS AT BEGINNING OF PERIOD . . . . . . . . .        51,522         47,364
                                                             ------------   ------------
      TOTAL. . . . . . . . . . . . . . . . . . . . . . . .        66,894         62,641
COMMON STOCK DIVIDENDS DECLARED. . . . . . . . . . . . . .         7,650          7,500
                                                             ------------   ------------
RETAINED EARNINGS AT END OF PERIOD . . . . . . . . . . . .   $    59,244    $    55,141
                                                             ============   ============
AVERAGE SHARES OF COMMON STOCK OUTSTANDING . . . . . . . .     2,339,139      2,339,139

EARNINGS PER COMMON SHARE. . . . . . . . . . . . . . . . .   $      6.57    $      6.53
                                                             ============   ============
DIVIDENDS PAID PER COMMON SHARE. . . . . . . . . . . . . .   $     3.270    $     3.206
                                                             ============   ============


The accompanying notes to the consolidated financial statements are an integral part of these statements.



                 SOUTH JERSEY GAS COMPANY

                CONSOLIDATED BALANCE SHEET
---------------------------------------------------------------------------------------------
                      (In Thousands)
                                                                   June 30,      December 31,
                                                            --------------------- -----------
                                                               1997       1996        1996
---------------------------------------------------------------------- ---------- -----------
ASSETS
------
PROPERTY, PLANT AND EQUIPMENT:
   Utility Plant, at original cost . . . . . . . . . . . .  $ 598,301  $ 555,906  $  577,304
      Accumulated Depreciation . . . . . . . . . . . . . .   (163,267)  (151,536)   (157,682)
   Gas Plant Acquisition Adjustment - Net. . . . . . . . .      1,963      2,038       2,000
                                                            ---------- ---------- -----------
          Property, Plant and Equipment - Net. . . . . . .    436,997    406,408     421,622
                                                            ---------- ---------- -----------
CURRENT ASSETS:
   Cash & Cash Equivalents . . . . . . . . . . . . . . . .      3,274      1,192       7,469
   Accounts Receivable:
      Customers. . . . . . . . . . . . . . . . . . . . . .     27,571     29,454      28,733
      Unbilled Revenues. . . . . . . . . . . . . . . . . .      3,552      3,629      17,855
      Merchandise. . . . . . . . . . . . . . . . . . . . .      1,854      2,184       2,260
      Other. . . . . . . . . . . . . . . . . . . . . . . .        715      4,083         508
      Provision for Uncollectibles . . . . . . . . . . . .     (1,032)    (1,032)     (1,032)
   Natural Gas in Storage, average cost. . . . . . . . . .     15,038     11,581      22,638
   Materials and Supplies, average cost. . . . . . . . . .      4,046      3,903       4,055
   Prepaid Gross Recpts and Franchise Taxes. . . . . . . .     10,980     13,217       1,602
   Prepayments and Other . . . . . . . . . . . . . . . . .      1,995      2,707       1,562
                                                            ---------- ---------- -----------
          Total Current Assets . . . . . . . . . . . . . .     67,993     70,918      85,650
                                                            ---------- ---------- -----------
ACCOUNTS RECEIVABLE - Merchandise. . . . . . . . . . . . .      1,852      2,296       1,999
                                                            ---------- ---------- -----------
DEFERRED DEBITS:
   Environmental Remediation Costs:
     Expended - Net. . . . . . . . . . . . . . . . . . . .     17,060     13,516      15,566
     Liability for Future Expenditures . . . . . . . . . .     52,400     23,099      41,700
   Gross Receipts and Franchise Taxes. . . . . . . . . . .      4,250      4,668       4,468
   Income Taxes - Flowthrough Depreciation . . . . . . . .     14,488     15,466      14,977
   Deferred Postretirement Benefit Costs . . . . . . . . .      5,705      5,000       5,153
   Deferred Fuel Costs . . . . . . . . . . . . . . . . . .          0          0         404
   Other . . . . . . . . . . . . . . . . . . . . . . . . .      7,839      7,681       8,387
                                                            ---------- ---------- -----------
          Total Deferred Debits. . . . . . . . . . . . . .    101,742     69,430      90,655
                                                            ---------- ---------- -----------
               TOTAL . . . . . . . . . . . . . . . . . . .  $ 608,584  $ 549,052  $  599,926
                                                            ========== ========== ===========

The accompanying notes to the consolidated financial statements are an integral part of these statements.



                 SOUTH JERSEY GAS COMPANY

                CONSOLIDATED BALANCE SHEET
---------------------------------------------------------------------------------------------
                      (In Thousands)
                                                                   June 30,      December 31,
                                                             --------------------------------
                                                               1997       1996        1996
---------------------------------------------------------------------- ---------- -----------
SHAREHOLDER'S EQUITY AND LIABILITIES
------------------------------------
COMMON EQUITY:
   Common Stock, Par Value $2.50 a share:
      Authorized - 4,000,000 shares
      Outstanding - 2,339,139 shares . . . . . . . . . . .  $   5,848  $   5,848  $    5,848
   Other Paid-In Capital and Premium on Common Stock . . .    102,817     77,194      77,194
   Retained Earnings . . . . . . . . . . . . . . . . . . .     59,244     55,141      51,522
                                                            ---------- ---------- -----------
          Total Common Equity. . . . . . . . . . . . . . .    167,909    138,183     134,564
                                                            ---------- ---------- -----------
PREFERRED STOCK AND SECURITIES:
  Redeemable Cumulative Preferred - Par Value $100,
    Authorized 47,304 and 48,204 shares, respectively
    Outstanding shares:
      Series A, 4.70% -  3,000, 3,900 and 3,900 shares . .        300        390         390
      Series B, 8.00% - 19,242 shares. . . . . . . . . . .      1,924      1,924       1,924
  Company-Obligated Mandatorily Redeemable
   Preferred Securities of Subsidiary Trust
   Par Value $25, 1,400,000 shares
   Authorized and Outstanding. . . . . . . . . . . . . . .     35,000          0           0
                                                            ---------- ---------- -----------
          Total Preferred Stock and Securities . . . . . .     37,224      2,314       2,314
                                                            ---------- ---------- -----------
LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . .    178,002    151,879     149,736
                                                            ---------- ---------- -----------
CURRENT LIABILITIES:
   Notes Payable to Banks. . . . . . . . . . . . . . . . .     14,500     89,200     108,300
   Current Maturities of Long-Term Debt. . . . . . . . . .      8,876      6,603       6,603
   Accounts Payable. . . . . . . . . . . . . . . . . . . .     27,016     23,469      48,347
   Customer Deposits . . . . . . . . . . . . . . . . . . .      5,918      5,545       6,050
   Environmental Remediation Costs . . . . . . . . . . . .      7,735      6,996       9,377
   Interest and Other Accrued Current Liabilities. . . . .      8,927     11,697       2,161
                                                            ---------- ---------- -----------
          Total Current Liabilities. . . . . . . . . . . .     72,972    143,510     180,838
                                                            ---------- ---------- -----------
DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
   Deferred Income Taxes - Net . . . . . . . . . . . . . .     79,596     69,259      78,415
   Investment Tax Credits. . . . . . . . . . . . . . . . .      5,827      6,222       6,025
   Deferred Revenues . . . . . . . . . . . . . . . . . . .      6,125      6,636           0
   Pension and Other Postretirement Benefits . . . . . . .     10,190      8,982       9,551
   Environmental Remediation Costs . . . . . . . . . . . .     44,665     16,103      32,323
   Other . . . . . . . . . . . . . . . . . . . . . . . . .      6,074      5,964       6,160
                                                            ---------- ---------- -----------
          Total Deferred Credits and
            Other Non-Current Liabilities. . . . . . . . .    152,477    113,166     132,474
                                                            ---------- ---------- -----------
COMMITMENTS AND CONTINGENCIES

               TOTAL . . . . . . . . . . . . . . . . . . .  $ 608,584  $ 549,052  $  599,926
                                                            ========== ========== ===========

The accompanying notes to the consolidated financial statements are an integral part of these statements.


                SOUTH JERSEY GAS COMPANY

         STATEMENTS OF CONSOLIDATED CASH FLOWS
------------------------------------------------------------------------------------
                     (In Thousands)
                                                                Six Months Ended
                                                                     June 30,
                                                              ----------------------
                                                                 1997         1996
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income Applicable to Common Stock . . . . . . . . . .     $ 15,372     $ 15,277

Adjustments to Reconcile Net Income to Cash Flows
 Provided by Operating Activities:
  Depreciation and Amortization . . . . . . . . . . . . .        8,803        8,751
  Provision for Losses on Accounts Receivable . . . . . .          417          653
  Revenues and Fuel Costs Deferred - Net. . . . . . . . .        6,529         (679)
  Deferred and Non-Current Federal Income Taxes
   and Credits - Net. . . . . . . . . . . . . . . . . . .        1,624          970
  Environmental Remediation Costs - Net . . . . . . . . .       (1,494)      (1,743)
  Changes in:
    Accounts Receivable . . . . . . . . . . . . . . . . .       15,247       13,908
    Inventories . . . . . . . . . . . . . . . . . . . . .        7,609        3,121
    Prepayments and Other Current Assets. . . . . . . . .         (433)        (695)
    Accounts Payable and Other Accrued Liabilities. . . .      (14,697)      (9,862)
    Prepaid Gross Receipts and Franchise Taxes. . . . . .       (9,378)      (9,568)
  Other - Net . . . . . . . . . . . . . . . . . . . . . .          159          949
                                                              ---------    ---------
Net Cash Provided by Operating Activities . . . . . . . .       29,758       21,082
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures, Cost of Removal & Salvage . . . . .      (23,575)     (17,280)
                                                              ---------    ---------
Net Cash Used in Investing Activities . . . . . . . . . .      (23,575)     (17,280)
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Repayments of) Borrowings from Lines of Credit . . .      (93,800)      12,900
Proceeds from Sale of Long-Term Debt. . . . . . . . . . .       35,000            0
Principal Repayments of Long-Term Debt. . . . . . . . . .       (4,461)     (10,113)
Repurchase of Preferred Stock . . . . . . . . . . . . . .          (90)         (90)
Proceeds from Sale of Preferred Securities. . . . . . . .       35,000            0
Additional Investment by Shareholder. . . . . . . . . . .       25,623            0
Dividends of Common Stock . . . . . . . . . . . . . . . .       (7,650)      (7,500)
                                                              ---------    ---------
Net Cash Used in Financing Activities . . . . . . . . . .      (10,378)      (4,803)
                                                              ---------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . .       (4,195)      (1,001)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . . . .        7,469        2,193
                                                              ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . .     $  3,274     $  1,192
                                                              =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (Net of Amounts Applicable to LGAC
     Overcollections and Amounts Capitalized) . . . . . .     $  9,423     $  9,450
    Income Taxes (Net of Refunds) . . . . . . . . . . . .     $  2,110     $    679

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                         - 7 -

                     SOUTH JERSEY GAS COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          The Entity - The consolidated financial statements present the accounts of South Jersey Gas Company (the Company or SJG) and its wholly owned statutory trust subsidiary, SJG Capital Trust. All intercompany accounts and transactions have been eliminated. South Jersey Industries, Inc. (Industries) owns all of the outstanding common stock of SJG. Certain reclassifications have been made of previously reported amounts to conform with classifications used in the current year. In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the financial position and operating results of the Company at the dates and for the periods presented. The business of the Company is subject to seasonal fluctuations and, accordingly, this interim financial information should not be considered a basis for estimating the results of operations for the full year.

          Estimates and Assumptions - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Therefore, actual results could differ from those estimates.

          New Accounting Pronouncement - In February 1997, the Financial Accounting Standards Board issued FASB No. 128, "Earnings per Share", which is effective for financial statements for periods ending after December 15, 1997. FASB No. 128 supersedes previous reporting requirements on Earnings per Share (EPS) and replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with a complex capital structure. The adoption of FASB No. 128 will have no impact on the EPS of the Company.

2.   RECENT REGULATORY ACTIONS:

          On January 27, 1997, the BPU granted SJG a rate increase of $6.0 million based on a 9.62% rate of return on rate base, which included an 11.25% return on equity. Revenue requirements for ratemaking purposes are established on the basis of firm and interruptible sales projections. The majority of this increase will come from residential and small commercial customers. In addition, part of the increase will be recovered from customers through new service fees which charge specific customers for costs which they cause SJG to incur. SJG is allowed to retain the first $5.4 million of pre-tax margins generated by interruptible and off-system sales and transportation and 20% of pre-tax margins above that level. In 1997 and 1998, this $5.4 million threshold will be increased by the annual revenue requirement associated with specified major construction projects.

                     SOUTH JERSEY GAS COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   RECENT REGULATORY ACTIONS:  (Continued)

          These sharing formula improvements are expected to result in additional rate relief of approximately $.2 million in 1997 and $1.8 million in 1998. On May 13, 1997, SJG filed to recover additional post-retirement benefit costs of approximately $1.2 million annually. This recovery is expected to begin in 1998.

          In addition to the rate increase, the BPU approved a revenue reduction in SJG's Temperature Adjustment Clause, a mechanism designed to reduce the impact of extreme fluctuations in temperatures on SJG and its customers. For the period ended May 31, 1996, weather in SJG's service area was significantly colder than the 20-year average, resulting in a $2.5 million credit due to customers' bills which is reflected in the 1996 results of operations.

          As part of the tariff changes approved, SJG will initiate its BPU approved pilot program in April 1997 to give residential customers a choice of gas supplier. During the enrollment period which ended June 30, 1997, approximately 13,000 residential customers applied for this service. Transportation of gas for these customers began on August 1, 1997 and will continue until June 30, 1998, or later if approved by the BPU. Under the applicable rate schedule, amounts billed to participants in the program will be reduced for cost of gas charges and applicable gross receipts taxes. This decrease in revenues will be offset by a corresponding decrease in SJG's gas costs and taxes under SJG's BPU-approved fuel clause. Accordingly, SJG believes that the program will not affect its net income, financial condition or margins. In addition, because the program affects only 5% of SJG's residential customers, and not all of those customers may elect to purchase gas from other suppliers, SJG believes that any reduction in revenue will not be material. SJG further expanded the choices available to commercial and industrial customers.

3.   RELATED PARTY TRANSACTIONS:

          SJG has contracted with R & T Group, Inc., a wholly owned subsidiary of Industries, for general utility construction and environmental remediation services costing approximately $75,100 and $1,630,900 for the three months ended and $1,901,000 and $2,600,800 for the six months ended June 30, 1997 and 1996, respectively. Amounts payable to
     R & T Group, Inc. relating to these services were $136,600 and $999,000 at June 30, 1997 and 1996, respectively.

          SJG engages in sales of natural gas for resale pursuant to Section 284.402 of the Regulations of the Federal Energy Regulatory Commission which included sales to South Jersey Energy Company (SJE) and South Jersey Fuel Company (SJF), affiliates by common ownership of Industries. Sales to SJE

                     SOUTH JERSEY GAS COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Continued)

3.   RELATED PARTY TRANSACTIONS:  (Continued)

     approximated $ -0- and $184,700 for the six months ended June 30, 1997 and 1996, respectively. There were no sales to SJE during the three months ended June 30, 1997 and 1996. Sales to SJF approximated $20,500 for the three months ended and $684,300 for the six months ended June 30, 1996. There have been no sales to SJF during the three and six months ended June 30, 1997.

4.   FINANCING ACTIVITIES:

          On March 21, 1997, SJG sold $35.0 million of its First
     Mortgage Bonds, 7.7% Series due 2027.

          On May 2, 1997, SJG's statutory trust subsidiary, SJG Capital Trust (Trust), established in the State of Delaware on March 24, 1997, sold $35.0 million of 8.35% SJG-obligated Mandatorily Redeemable Preferred Securities. The Trust solely holds as an asset the 8.35% Deferrable Interest Subordinated Debentures issued by SJG which mature on April 30, 2037, the maturity date of the Preferred Securities. The Debentures and Preferred Securities are redeemable at the option of SJG at a redemption price equal to 100% of the principal amount thereof at any time on or after April 30, 2002.

 5.   RETAINED EARNINGS:

          SJG is restricted under its First Mortgage Indenture, as supplemented, as to the amount of cash dividends or other distributions that may be paid on its common stock. SJG had retained earnings free of such restriction of approximately $57.3 million at June 30, 1997.

6.    COMMITMENTS AND CONTINGENCIES:

          Gas Supply Contracts - SJG, in the normal course of conducting business, has entered into long-term contracts for natural gas supplies, firm transportation, and firm gas storage service. The earliest expiration of any of the gas supply contracts is 1998. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under Federal Energy Regulatory Commission (FERC) approved tariffs. SJG's cumulative obligation for demand charges paid to its suppliers for all of these services is approximately $5.1 million per month which is recovered on a current basis through the LGAC.

          Pending Litigation - The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. A group of Atlantic City casinos filed a petition with the BPU on January 16, 1996, alleging

                     SOUTH JERSEY GAS COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Continued)

 6.   COMMITMENTS AND CONTINGENCIES:  (Continued)

     overcharges of over $10.0 million, including interest. Management believes that charges to the casinos were based on applicable tariffs and that the casinos were not qualified under less expensive rate schedules, as claimed. Management believes that the ultimate impact of these actions will not materially affect SJG's financial position, results of operations or liquidity.

          Environmental Remediation Costs - SJG has incurred and recorded certain costs for environmental remediation of sites where SJG or predecessor companies operated gas manufacturing plants. Manufactured gas operations were terminated at all SJG sites more than 30 years ago.

          Since the early 1980s, SJG has recorded environmental remediation costs of $84.6 million, of which $32.2 million has been expended as of June 30, 1997. SJG, with the assistance of an outside consulting firm, estimates that total future expenditures to remediate the sites will range from $52.4 million to $165.6 million. The lower end of this range has been recorded as a liability and is reflected on the balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities". Recorded environmental remediation costs do not directly affect earnings because those costs are deferred and, when expended, recovered through rates over 7-year amortization periods as authorized by the BPU. Amounts accrued for future expenditures have not been adjusted for future insurance recoveries, which management is pursuing. SJG has received $4.2 million of insurance recoveries as of June 30, 1997. These proceeds were first used to offset legal fees incurred in connection with those recoveries and the excess was used to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs to be incurred based on projected investigation and remediation work plans using existing technologies. Actual expenditures could differ from the estimates due to the long-term nature of the projects and changing technology, government regulations and site specific requirements.

          As a result of the 7-year recovery mechanism, SJG does not expense environmental costs for former gas manufacturing sites when incurred and defers costs to be recovered. SJG has two regulatory assets associated with environmental cost. The first regulatory asset is titled "Environmental Remediation Cost: Expended -Net". These expenditures represent actual cost incurred to remediate former gas manufacturing plant sites. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation". The BPU has allowed recovery of these expenditures through July 1995 and petitions to recover these costs through July 1997 are pending before the BPU.

                     SOUTH JERSEY GAS COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Continued)

 6.   COMMITMENTS AND CONTINGENCIES:  (Continued)

          The other regulatory asset titled "Environmental Remediation Cost: Liability for Future Expenditures" relates to estimated future expenditures determined under the guidance of FASB No. 5, "Accounting for Contingencies". This amount, which relates to former manufactured gas plant sites has been recorded as a deferred debit with the corresponding amount reflected in Current Liabilities and Deferred Credits and Other Non-Current Liabilities, as appropriate. The deferred debit is a regulatory asset under FASB No. 71 because the BPU's intent, as evidenced by its current practice, is to provide recovery sufficient in amount to recover the deferred costs after they have been expended.

          SJG makes annual filings with the BPU to recover these costs in rates. The BPU has consistently allowed the full recovery over such 7-year periods, and SJG believes the BPU will continue to do so. As of June 30, 1997, SJG has unamortized remediation expenditures of $17.1 million which are reflected on the consolidated balance sheet under the caption "Deferred Debits". Since BPU approval of the RAC mechanism in August 1992, SJG has recovered $10.9 million through rates as of June 30, 1997.

 7.  COMMON EQUITY:

          On March 26, 1997, SJG received $25.6 million as a contribution of capital from Industries. Contributions of capital are credited to Other Paid-In Capital and Premium on Common Stock.

 8.  SUBSEQUENT EVENTS:

          On July 14, 1997, legislation reforming the taxation of energy in New Jersey was adopted. The new law eliminates the Gross Receipts and Franchise Taxes (approximately 13 percent of utility revenue) and replaces it with a combination of taxes. Beginning January 1, 1998, retail sales of natural gas and electricity and utility services will be subject to the 6 percent State Sales and Use Tax. Utilities will also be subject to the 9 percent State Corporation Business Tax on net income. To bridge the revenue gap created by the new tax law, the State will impose a Transitional Energy Facilities Assessment (TEFA) on gas and electric facilities. The TEFA will be phased out over a five-year period beginning January 1, 1999 and ending January 1, 2003. It is expected that the revised tax policy will eliminate tax disparities between utility and non-utility suppliers, thereby providing fair competition and lower energy costs for the consumer. The adoption of the new legislation will not materially affect the Company's financial position or results of operations.

                     SOUTH JERSEY GAS COMPANY

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Overview

     SJG is a natural gas distribution company serving 257,400 customers at June 30, 1997, compared with 250,700 customers at June 30, 1996. Seasonal aspects affect SJG's reported revenues, inventories, receivables, operating expenses and cash flows, which are usually greater during the first and fourth quarters of the year.

Competition

     SJG franchises are non-exclusive. However, currently no other utility is providing retail gas distribution services within its territory. SJG does not expect any other utilities to do so in the foreseeable future because of the extensive investment required for utility plant and related costs. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. The market for natural gas sales is subject to competition as a result of deregulation. SJG has enhanced its competitive position while maintaining its margins through its initiative in obtaining an unbundled tariff which isolates the variable cost of the gas commodity component within SJG's rate structure. Under this tariff, substantially all of SJG's profits are derived from the transportation rather than the sale of the commodity since SJG does not generally add a profit mark-up to the cost of the commodity. Therefore, SJG is able to offer its commercial and industrial customers flexibility regarding choice of gas supply while SJG continues to recover its cost of service and fixed gas costs while providing and charging for transportation service. In April 1997, SJG initiated its BPU-approved pilot program to give certain of its residential customers a choice of gas suppliers (See "Pilot Program
- Choice of Gas Supplier"). In all of these respects, SJG has been a leader in addressing the changing marketplace while maintaining its focus on being a low-cost provider of natural gas and energy services. It is the intent of the SJG to develop creative initiatives and propose meaningful regulatory and tax reforms designed to benefit its customers and shareholder.

Pilot Program - Choice of Gas Supplier

     In April 1997, SJG initiated its BPU approved pilot program to give residential customers a choice of gas supplier. During the enrollment period which ended June 30, 1997, approximately 13,000 residential customers applied for this service. Transportation of gas for these customers began on August 1, 1997 and will continue until June 30, 1998, or later if approved by the BPU. Under the applicable rate schedule, amounts billed to participants in the program will be reduced for cost of gas charges and applicable gross receipts taxes. The resulting decrease in revenues will be offset by a corresponding decrease in SJG's gas costs and taxes under SJG's BPU-approved fuel clause. Accordingly, SJG believes that the program will not affect its net income, financial condition or margins. In addition, because the

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Pilot Program - Choice of Gas Supplier (Continued)

program affects only 5% of SJG's residential customers, and not all of those customers may elect to purchase gas from other suppliers, SJG believes that any reduction in revenue will not be material.

Energy Adjustment Clauses

     SJG's tariff includes a Levelized Gas Adjustment Clause ("LGAC"), a Temperature Adjustment Clause ("TAC"), a Remediation Adjustment Clause ("RAC") and a Demand Side Management Clause ("DSMC"). Such clauses are designed to permit adjustments for changes in gas supply costs, reduce the impact of extreme fluctuations in temperatures on SJG and its customers, recover costs incurred in the remediation of former gas manufacturing plants and recover costs associated with its conservation plan. The BPU approved LGAC, RAC and DSMC adjustments do not directly affect earnings because revenues are adjusted to match costs. The Company's base rates are designed based on twenty-year normal temperatures. When actual temperatures are colder than the twenty-year average, the Company sells more gas than was anticipated generating higher revenues and net income.
Conversely, when actual temperatures are warmer than normal, the Company sells less gas and revenues and net income are lower than projected. The TAC dampens the effect of these peaks and valleys (and thus moderates the effect of weather extremes on SJG's revenues) by giving customers a credit against higher usage in colder weather and giving SJG a surcharge on lower usage in warmer weather. TAC adjustments therefore affect revenue, income and cash flows.

Results of Operations - Three and Six Months Ended June 30, 1997
Compared to Three and Six Months Ended June 30, 1996

Operating Revenues

     The following is a summary of changes in operating revenue and throughput by major category for 1997 compared with 1996:

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Operating Revenues - Utility (Continued)

                                       Period Ended June 30,
                                  ------------------------------
                                  Three Months      Six Months
                                  1997 vs. 1996    1997 vs. 1996
                                  -------------    -------------
Operating Revenues (Thousands):
  Firm
    Residential                       $  1,380         $   (877)
    Commercial                            (412)          (2,792)
    Industrial                            (573)          (1,107)
    Cogeneration & Electric
     Generation                         (3,509)          (6,799)
    Firm Transportation                    550            1,022
                                  ------------     ------------
      Total Firm                        (2,564)         (10,553)

  Interruptible                         (1,266)            (725)
  Interruptible Transportation             107              520
  Off-System                             7,492             (913)
  Capacity Release & Storage               856            2,559
  Other Revenues                           132              250
                                  ------------     ------------
      Total Operating Revenues        $  4,757         $ (8,862)
                                  ============     ============
Throughput (MMcf):
  Firm
    Residential                             11           (1,409)
    Commercial                             (94)            (943)
    Industrial                            (128)            (247)
    Cogeneration & Electric
     Generation                         (1,230)          (2,334)
    Firm Transportation                  1,972            3,541
                                  ------------     ------------
      Total Firm Throughput                531           (1,392)

  Interruptible                           (305)            (211)
  Interruptible Transportation             397            1,173
  Off-System                             3,093            1,497
  Capacity Release & Storage             3,195           10,258
                                  ------------     ------------
      Total Throughput                   6,911           11,325
                                  ============     ============

     Firm revenues in both 1997 periods were negatively impacted by the effects of warmer temperatures, partially offset by increases in rates for residential and commercial customers. Increased off-system sales and increased revenues from capacity release and storage programs benefitted each 1997 period.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Gas Purchased for Resale

     Gas purchased for resale increased $1.6 million in the second quarter of 1997 compared with the 1996 quarter, principally due to increased off-system sales, partially offset by decreased cogeneration and electric generation unit sales. Gas purchased for resale decreased by $8.1 million for the six months ended June 30, 1997, compared with 1996, principally due to lower firm sales. Sources of gas supply include both contract and open-market purchases. SJG is responsible for securing and maintaining its own gas supplies to serve its customers.

     SJG has entered into long-term contracts for natural gas supplies, firm transportation, and firm gas storage service. The earliest expiration of any of these contracts is 1998. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under tariffs approved by the Federal Energy Regulatory Commission. SJG's cumulative obligation for demand charges for all of these services is approximately $5.1 million per month which is recovered on a current basis through its LGAC.

Operations

     A summary of net changes in operations for 1997 compared with 1996 is as follows (in thousands):

                                         Period Ended June 30,
                                    ------------------------------
                                    Three Months      Six Months
                                    1997 vs. 1996    1997 vs. 1996
                                    -------------    -------------

     Other Production Expense          $   (6)          $  (25)
     Transmission                          (2)              (9)
     Distribution                         126              180
     Customer Accounts and Services      (367)            (347)
     Sales                                  1               51
     Administration and General            65              246
     Other                                (84)            (175)
                                       ------           ------
                                       $ (267)          $  (79)
                                       ======           ======

     Customer Accounts and Service costs decreased in both periods principally due to a charge in 1996 to increase the Company's reserve for uncollectible accounts and lower salary costs. Administrative and General costs increased in 1997 principally due to increased salary and employee benefit costs, partially offset by decreases in insurance and outside service costs.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Other Operating Expenses

     A summary of principal changes in other expenses for 1997 compared with 1996 is as follows (in thousands):

                                         Period Ended June 30,
                                    ------------------------------
                                    Three Months      Six Months
                                    1997 vs. 1996    1997 vs. 1996
                                    -------------    -------------

     Maintenance                       $  224           $  437
     Depreciation                         286              545
     Federal Income Taxes - Net         1,245              456
     Gross Receipts & Franchise
       and Other Taxes                   (241)          (2,333)

     The increase in maintenance expense is principally due to increased utility production plant maintenance, which includes the amortization of increased environmental remediation costs (such increases are offset by an equal amount of revenue recovery under SJG's RAC). Depreciation is higher in 1997 principally due to increased investment in property, plant and equipment by SJG. Federal Income Tax changes reflect the impact of changes in pre-tax income. The changes in Gross Receipts & Franchise Taxes in 1997 are due to changes in volumes of gas sold, which are subject to those taxes, in addition to lower tax rates applicable to certain customer classes in 1997.

Interest and Other Charges

     Interest and other charges decreased by $447,000 and $344,000 in the 1997 three and six month periods, respectively, principally due to the effects of lower levels of short-term debt outstanding, partially offset by the effect of increased long-term interest due to increased levels of long-term debt outstanding. Preferred Securities Dividend Requirements reflect the issuance of $35.0 million of SJG obligated Mandatorily Redeemable Preferred Securities in May 1997 (See Note 4 on page 10). Short-term debt levels were reduced in March 1997 by the use of proceeds resulting from the sale of $35.0 million of first mortgage bonds; the application of a $25.6 million equity infusion from SJG's parent company; and the application of net proceeds from the sale of $35.0 million of 8.35% SJG obligated Mandatorily Redeemable Preferred Securities (See "Capital Resources").

Net Income Applicable to Common Stock

     A summary of changes in net income and earnings per average common share is as follows (in thousands):

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Net Income Applicable to Common Stock (Continued)

                                          Period Ended June 30,
                                     -----------------------------
                                     Three Months     Six Months
                                     1997 vs. 1996   1997 vs. 1996
                                     -------------   -------------
     Net Income                            $1,849             $95
                                     ============    ============
     Earnings per Common Share              $0.79           $0.04
                                     ============    ============

     The details affecting the increase in net income and earnings per share are discussed under the appropriate captions above. The increases in net income and earnings per share principally reflect increased operating income in the 1997 periods resulting from increased residential rates, and increased off-system and capacity release and storage revenues.

Liquidity

     The seasonal nature of gas operations, the timing of construction and remediation expenditures and related permanent financing, as well as mandated tax and sinking fund payment dates require large short-term cash requirements. These are generally met by cash from operations and short-term lines of credit. The Company maintains short-term lines of credit with a number of banks, aggregating $120.0 million of which $105.5 million was available at June 30, 1997. The credit lines are uncommitted and unsecured with interest rates below the prime rate.

     The changes in cash flows from operating activities for the six months ended June 30, 1997, compared with the same period in 1996, are as follows (in thousands):
                                               Six Months Ended
                                                   June 30,
                                               ----------------
                                                 1997 vs. 1996
                                               ----------------
     Increases/(Decreases):
     Net Income                                   $     95
     Depreciation and Amortization                      52
     Revenues and Fuel Costs Deferred - Net          7,208
     Deferred and Non-Current Federal
      Income Taxes - Net                               654
     Environmental Remediation Costs-Net               249
     Accounts Receivable                             1,339
     Inventories                                     4,488
     Prepayments and Other Current Assets              262
     Prepaid Gross Receipts & Franchise Taxes          190
     Accts Payable and Other Accrued Liabilities    (4,835)
     Other - Net                                    (1,026)
                                                  --------
           Increase in Net Cash Provided by
            Operating Activities                  $  8,676
                                                  ========

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Liquidity (Continued)

     Depreciation and Amortization are non-cash charges to income and do not impact cash flow. Changes in depreciation cost reflect the effect of additions and reductions to fixed assets.

     Increases in Revenues and Fuel Costs Deferred - Net reflect the impact of overcollection of fuel costs or the recovery of previously deferred fuel costs. Decreases reflect the impact of payments or credits to customers for amounts previously overcollected or the undercollection of fuel costs resulting from increases in natural gas costs.

     Increases in Deferred and Non-Current Federal Income Taxes and Credits - Net represent the excess of taxes accrued over amounts paid. Decreases reflect the impact of taxes paid in excess of amounts accrued. Generally, deferred income taxes related to deferred fuel costs will be paid in the next year.

     Changes in Environmental Remediation Costs - Net represent the difference between amounts collected under the RAC and through insurance recoveries and remediation expenditures.

     Changes in Accounts Receivable are generally weather and price related. Increases generate cash flows when collected in subsequent periods.

     Changes in Inventory reflect the impact of seasonal requirements, temperatures and price changes.

     Changes in Prepaid Gross Receipts & Franchise Taxes reflect the impact of the excess of taxes paid over taxes accrued. However, there are significant timing differences in cash flows during the year since SJG must pay the full year's tax on April 1 of each year and amortize any prepaid tax over the remainder of the year, on the basis of gas volumes sold. SJG uses short-term borrowings to make these tax payments and, accordingly, this results in a temporary increase in the short-term debt level. The carrying costs for these timing differences are recognized in base utility rates. As stated in Note 8 on page 12, on January 1, 1998, the gross receipts and franchise taxes are being replaced with a 6 percent State Sales and Use Tax, a 9 percent State Corporation Business Tax on net income and a Transitional Energy Facilities Assessment (TEFA) on gas facilities. TEFA will be phased out over five years beginning January 1, 1999. Approximately fifty percent of the new taxes will be paid in monthly installments during the first six months of the year and the principal portion of the remaining taxes will be paid on May 15 of each year. SJG is required to file a petition with the BPU, on or before September 14, 1997, to reflect the impact of this tax change on base rates.

     Changes in Accounts Payable and Other Accrued Liabilities reflect the impact of timing differences between the accrual and payment of costs.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Regulatory Matters

     On January 27, 1997, the BPU granted SJG a rate increase of $6.0 million based on a 9.62 percent rate of return on rate base, which included an 11.25 percent return on equity. Revenue requirements for ratemaking purposes are established on the basis of firm and interruptible sales projections. The majority of this increase will come from residential and small commercial customers. In addition, part of the increase will be recovered from customers through new service fees which charge specific customers for costs which they cause SJG to incur. As part of this rate increase, SJG is allowed to retain the first $5.4 million of pre-tax margins generated by interruptible and off-system sales and transportation and 20 percent of pre-tax margins above that level. In 1997 and 1998, this $5.4 million threshold will be increased by the annual revenue requirement associated with specified major construction projects. These sharing formula improvements are expected to result in additional rate relief of approximately $0.2 million in 1997 and $1.8 million in 1998.

     Rates of return are calculated by weighting SJG's individual capital cost rates by the proportion of each respective type of capital. This requires the selection of appropriate capital structure ratios and a determination of the cost rate for each capital component which are determined in each rate proceeding.

     In setting a rate of return, the BPU must provide a utility and its investors with a return that is commensurate with the risk to which the invested capital is exposed so that the utility has access to the capital required to meet its public service responsibility.

     Also on January 27, 1997, the BPU approved SJG's request for a $2.5 million revenue reduction through the TAC, which is the standard BPU procedure used to credit customers with excess revenues, previously collected from customers, which were in excess of allowed revenues determined under the TAC (See "Energy Adjustment Clauses"). This revenue reduction reflects the normal operation of the TAC, as does the BPU's confirmation of the decrease.

     In April 1996, SJG received BPU approval to increase its rates to recover approximately $8.0 million of increased natural gas costs through the LGAC. On August 31, 1996, SJG made its 1996-97 LGAC filing to reduce rates to reflect a decrease of $1.4 million in natural gas costs, which is pending at the BPU.

     The adoption of FASB No. 109, "Accounting for Income Taxes" in 1993 primarily resulted in the creation of a regulatory asset and a deferred income tax liability. As a result of positions taken in the 1994 rate case, the amortization of the asset is being recovered through rates over an 18-year period which began in December 1994. Also, FASB No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", adopted by SJG in 1993, requires an accrual basis of accounting for retiree benefit payments during the years of employment. SJG has elected to recognize the unfunded transition obligation over a 20-year period

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Regulatory Matters (Continued)

which began in 1993. SJG had previously recovered these costs through rates on a pay-as-you-go basis. A December 1994 BPU order provided for partial recovery of costs associated with FASB No. 106 and prescribes continued deferral of unrecovered costs. SJG was initially seeking recovery of this asset in its recently completed rate proceeding; however, the BPU initiated a generic proceeding to address the recovery of these costs by all utilities in the State. Phase I of the generic proceeding was completed in January 1997 and SJG, in May 1997, has made a prescribed filing with the BPU to recover additional postretirement benefit costs of approximately $1.2 million annually, beginning in 1998. Also, beginning in 1995, an external trust was established towards funding postretirement benefit costs for the purpose of contributing costs recovered from ratepayers as authorized by the BPU. Rate recovery in excess of SJG's pay-as-you-go requirement is contributed to the trust and provides no operating benefit to SJG except to the extent that trust income would reduce future net periodic cost. Contributions to the trust amounted to $2.1 million in 1996. The balance of this regulatory asset amounted to $5.7 million at June 30, 1997.

     SJG has incurred and recorded certain costs for environmental remediation of sites where SJG or predecessor companies operated gas manufacturing plants. Manufactured gas operations were terminated at all SJG sites more than 30 years ago.

     Since the early 1980's, the Company has recorded environmental remediation costs of $84.6 million, of which $32.2 million has been expended as of June 30, 1997. The major portion of the recorded environmental remediation costs relate to the remediation of SJG's former gas manufacturing sites. SJG, with the assistance of an outside consulting firm, estimates that total future expenditures to remediate the sites will range from $52.4 million to $165.6 million. The lower end of this range has been recorded as a liability and is reflected on the balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities". Recorded environmental remediation costs of SJG do not directly affect earnings because those costs are deferred and, when expended, recovered through rates over 7-year amortization periods as authorized by the BPU. Amounts accrued for future expenditures have not been adjusted for future insurance recoveries, which management is pursuing. SJG has received $4.2 million of insurance recoveries as of June 30, 1997. These proceeds were first used to offset legal fees incurred in connection with those recoveries and the excess was used to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs to be incurred based on projected investigation and remediation work plans using existing technologies. Actual expenditures could differ from the estimates due to the long-term nature of the projects and changing technology, government regulations and site specific requirements.

     As a result of the 7-year recovery mechanism, SJG does not expense environmental costs for former gas manufacturing sites

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Regulatory Matters (Continued)

when incurred and defers costs to be recovered. SJG has two regulatory assets associated with environmental cost. The first regulatory asset is titled "Environmental Remediation Cost:
Expended - Net". These expenditures represent actual costs incurred to remediate former gas manufacturing plant sites. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation". The BPU has allowed recovery of these expenditures through July 1995 and petitions to recover these costs through July 1997 are pending before the BPU.

     The other regulatory asset titled "Environmental Remediation
Cost: Liability for Future Expenditures" relates to estimated future expenditures determined under the guidance of FAS 5 "Accounting for Contingencies". This amount, which relates to former manufactured gas plant sites has been recorded as a deferred debit with the corresponding amount reflected in Current Liabilities and Deferred Credits and Other Non-Current Liabilities, as appropriate. The deferred debit is a regulatory asset under FAS 71 because the BPU's intent, as evidenced by its current practice, is to provide recovery sufficient in amount to recover the deferred costs after they have been expended.

     SJG makes annual filings with the BPU to recover expended remediation costs in rates. The BPU has consistently allowed the full recovery over such seven-year periods, and SJG believes the BPU will continue to do so. As of June 30, 1997, SJG has unamortized remediation expenditures of $17.1 million which are reflected on the balance sheet under the caption "Deferred Debits." Since BPU approval of the RAC mechanism in August 1992, SJG has recovered $10.9 million through rates as of June 30, 1997.

     On July 31, 1997, SJG made a filing with the BPU requesting an increase in the level of its annual recoveries through the RAC of $1.5 million. This increase primarily reflects costs incurred pursuant to agreements with the NJDEP for cleanup of such sites during the period of August 1996 through July 1997. The amount sought to be recovered during the 1997-1998 Recovery Year, $3.9 million, consists of the amortization of Remediation Costs incurred during the 1996-1997 Remediation Year of $0.9 million and the amortization of Remediation Costs incurred prior to the 1996-1997 Remediation year of $3.2 million. It also consists of a credit for carrying costs on Deferred Tax Benefits of $0.7 million and the addition of an underrecovery from the 1996-1997 Recovery Year of $0.5 million.

     SJG is subject to claims which arise in the ordinary course of its business and other legal proceedings. A group of Atlantic City casinos filed a petition with the BPU on January 16, 1996 alleging overcharges of over $10.0 million, including interest. Management believes that charges to the casinos were based on applicable tariffs and that the casinos were not qualified under less expensive rate schedules as claimed. Management believes that the ultimate impact of these actions will not materially affect SJG's financial position or results of operations.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Capital Resources

     SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment for the remediation of former coal gas manufacturing sites. Total construction and remediation expenditures for 1997 are estimated at $58.5 million, of which $26.7 million was expended through June 30, 1997. The costs for 1998 and 1999 are estimated at approximately $55.4 million and $61.6 million, respectively. These investments are expected to be funded from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of first mortgage bonds and capital leases.

     On March 21, 1997, SJG sold $35.0 million of its First
Mortgage Bonds, 7.7% Series due 2027.

     On March 26, 1997, SJG received a capital contribution of $25.6 million from South Jersey Industries, Inc., SJG's parent company.

     On May 2, 1997, SJG's Delaware statutory trust subsidiary, SJG Capital Trust, sold $35.0 million of 8.35% SJG-obligated Mandatorily Redeemable Preferred Securities. The Trust solely holds as an asset the 8.35% Deferrable Interest Subordinated Debentures issued by SJG which mature on April 30, 2037. The Debentures and Preferred Securities are redeemable at the option of SJG at a redemption price equal to 100% of the principal amount thereof at any time on or after April 30, 2002.

     In January 1996, SJG redeemed a total of $5,258,000 of its 8-1/4% Series First Mortgage Bonds maturing in 1996 and 1998. In
April 1996, SJG redeemed the remaining balance of its 9.2% Series
First Mortgage Bonds due 1998 amounting to $2,667,000.

Inflation

     The ratemaking process provides that only the original cost of utility plant is recoverable in revenues as depreciation. Therefore, the excess cost of utility plant, stated in terms of current cost over the original cost of utility plant, is not presently recoverable. While the ratemaking process gives no recognition to the current cost of replacing utility plant, based on past practices, SJG believes it will be allowed to earn on the increased cost of its net investment as replacement of facilities actually occurs.

Summary

     The company is confident it will have sufficient cash flow to meet its operating, capital and dividend needs and is taking and will take such actions necessary to employ its resources effectively.

                  PART II  --  OTHER INFORMATION



Item l.   Legal Proceedings

          Information required by this Item is incorporated by reference to Part I, Item 1, Note 6, on pages 10 through 12, excluding the first paragraph of the Note, regarding contingencies, including pending litigation and the remediation and clean-up of certain sites which included manufactured gas operations.


Item 6.   Exhibits and Reports on Form 8-K

     b. No reports on Form 8-K were filed during the quarter for which this report is filed.

                            SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SOUTH JERSEY GAS COMPANY
                                        (Registrant)





Dated:  August 14, 1997      By:  /s/ William J. Smethurst, Jr.
                                   William J. Smethurst, Jr.
                                   Vice President & Treasurer





Dated:  August 14, 1997      By:  /s/ George L. Baulig
                                   George L. Baulig
                                   Secretary

                     SOUTH JERSEY GAS COMPANY

                         Index to Exhibits



  Exhibit
  Number                             Description
  -------                            -----------

    27                Financial Data Schedule

                      (Submitted only in electronic format to the Securities and Exchange Commission).