Form 10-Q
period 1997-09-30
SOUTH JERSEY GAS CO/NEW
filed 1997-11-13
CIK 1035216

Page 1 of 29


              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1997

Commission File Number 1-12899

                    SOUTH JERSEY GAS COMPANY
-----------------------------------------------------------------
(Exact name of registrant as specified in its charter)

       New Jersey                                 22-0398330
-----------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer's
 incorporation of organization)             Identification No.)

  Number One South Jersey Plaza, Route 54, Folsom, NJ    08037
-----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                          (609) 561-9000
-----------------------------------------------------------------
(Registrant's telephone number, including area code)


-----------------------------------------------------------------
Former name, former address, and former fiscal year, if changed since last report


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

As of November 13, 1997, there were 2,339,139 shares of the registrant's common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.


                     Exhibit Index on page 29

                   PART I  -  FINANCIAL INFORMATION


Item 1.  Financial Statements  --  See Pages 3 through 14






                               SJG-2

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS (UNAUDITED)
(In Thousands Except for Share Data)
                                                                    Three Months Ended
                                                                      September 30,
                                                                  -----------------------
                                                                     1997         1996
-----------------------------------------------------------------------------------------
OPERATING REVENUES:
   Utility . . . . . . . . . . . . . . . . . . . . . . . . . . .    $49,635      $39,559
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .        441          787
                                                                  ----------   ----------
      Total Operating Revenues . . . . . . . . . . . . . . . . .     50,076       40,346
                                                                  ----------   ----------
OPERATING EXPENSES:
   Gas Purchased for Resale. . . . . . . . . . . . . . . . . . .     31,483       22,354
   Operation - Utility . . . . . . . . . . . . . . . . . . . . .     10,149        9,451
                    - Other. . . . . . . . . . . . . . . . . . .        404          504
   Maintenance . . . . . . . . . . . . . . . . . . . . . . . . .      1,552        1,302
   Depreciation. . . . . . . . . . . . . . . . . . . . . . . . .      4,027        3,738
   Federal Income Taxes. . . . . . . . . . . . . . . . . . . . .     (2,675)      (2,313)
   Deferred and Non-current Federal Income Taxes . . . . . . . .        975          591
   Investment Tax Credit Deferred - Net. . . . . . . . . . . . .        (99)         (98)
   Gross Receipts and Franchise Taxes. . . . . . . . . . . . . .      2,585        2,925
   Other Taxes . . . . . . . . . . . . . . . . . . . . . . . . .        564          501
                                                                  ----------   ----------
      Total Operating Expenses . . . . . . . . . . . . . . . . .     48,965       38,955
                                                                  ----------   ----------
OPERATING INCOME . . . . . . . . . . . . . . . . . . . . . . . .      1,111        1,391

INTEREST CHARGES . . . . . . . . . . . . . . . . . . . . . . . .      4,324        4,864
                                                                  ----------   ----------
LOSS BEFORE PREFERRED DIVIDEND REQUIREMENTS. . . . . . . . . . .     (3,213)      (3,473)
Preferred Stock Dividend Requirements. . . . . . . . . . . . . .         42           43
Preferred Securities Dividend Requirements . . . . . . . . . . .        731            0
                                                                  ----------   ----------
NET LOSS APPLICABLE TO COMMON STOCK . . . .  . . . . . . . . . .     (3,986)      (3,516)
RETAINED EARNINGS AT BEGINNING OF PERIOD . . . . . . . . . . . .     59,244       55,141
                                                                  ----------   ----------
      TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .     55,258       51,625
COMMON STOCK DIVIDENDS DECLARED. . . . . . . . . . . . . . . . .      3,825        3,778
                                                                  ----------   ----------
RETAINED EARNINGS AT END OF PERIOD . . . . . . . . . . . . . . .    $51,433      $47,847
                                                                  ==========   ==========
AVERAGE SHARES OF COMMON STOCK OUTSTANDING . . . . . . . . . . .  2,339,139    2,339,139

LOSS PER COMMON SHARE. . . . . . . . . . . . . . . . . . . . . .     ($1.70)      ($1.50)
                                                                  ==========   ==========
DIVIDENDS PAID PER COMMON SHARE. . . . . . . . . . . . . . . . .     $1.635       $1.615
                                                                  ==========   ==========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        SJG-3

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS (UNAUDITED)
(In Thousands Except for Share Data)
                                                                     Nine Months Ended
                                                                       September 30,
                                                                  -----------------------
                                                                     1997         1996
-----------------------------------------------------------------------------------------
OPERATING REVENUES:
   Utility. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $233,523     $231,889
   Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,483        2,249
                                                                  ----------   ----------
      Total Operating Revenues. . . . . . . . . . . . . . . . . .   235,006      234,138
                                                                  ----------   ----------
OPERATING EXPENSES:
   Gas Purchased for Resale . . . . . . . . . . . . . . . . . . .   133,304      132,283
   Operation - Utility  . . . . . . . . . . . . . . . . . . . . .    29,000       28,206
                    - Other . . . . . . . . . . . . . . . . . . .     1,339        1,614
   Maintenance  . . . . . . . . . . . . . . . . . . . . . . . . .     4,553        3,866
   Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .    11,879       11,045
   Federal Income Taxes . . . . . . . . . . . . . . . . . . . . .     4,613        5,173
   Deferred and Non-current Federal Income Taxes. . . . . . . . .     2,797        1,756
   Investment Tax Credit Deferred - Net . . . . . . . . . . . . .      (297)        (293)
                                                                     19,610       22,295
   Other Taxes  . . . . . . . . . . . . . . . . . . . . . . . . .     1,948        1,873
                                                                  ----------   ----------
      Total Operating Expenses. . . . . . . . . . . . . . . . . .   208,746      207,818
                                                                  ----------   ----------
OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . . . . .    26,260       26,320

INTEREST CHARGES. . . . . . . . . . . . . . . . . . . . . . . . .    13,544       14,428
                                                                  ----------   ----------
INCOME BEFORE PREFERRED DIVIDEND REQUIREMENTS . . . . . . . . . .    12,716       11,892
Preferred Stock Dividend Requirements . . . . . . . . . . . . . .       128          131
Preferred Securities Dividend Requirements. . . . . . . . . . . .     1,202            0
                                                                  ----------   ----------
NET INCOME APPLICABLE TO COMMON STOCK . . . . . . . . . . . . . .    11,386       11,761
RETAINED EARNINGS AT BEGINNING OF PERIOD. . . . . . . . . . . . .    51,522       47,364
                                                                  ----------   ----------
      TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . .    62,908       59,125
COMMON STOCK DIVIDENDS DECLARED . . . . . . . . . . . . . . . . .    11,475       11,278
                                                                  ----------   ----------
RETAINED EARNINGS AT END OF PERIOD. . . . . . . . . . . . . . . .   $51,433      $47,847
                                                                  ==========   ==========
AVERAGE SHARES OF COMMON STOCK OUTSTANDING. . . . . . . . . . . . 2,339,139    2,339,139

EARNINGS PER COMMON SHARE . . . . . . . . . . . . . . . . . . . .     $4.87        $5.03
                                                                  ==========   ==========
DIVIDENDS PAID PER COMMON SHARE . . . . . . . . . . . . . . . . .    $4.906       $4.821
                                                                  ==========   ==========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        SJG-4

SOUTH JERSEY GAS COMPANY
CONSOLIDATED BALANCE SHEET
(In Thousands)                                           (Unaudited)
                                                               September 30,       December 31,
                                                         ------------------------  ------------
                                                             1997         1996         1996
---------------------------------------------------------------------------------  ------------
ASSETS

PROPERTY, PLANT AND EQUIPMENT:
   Utility Plant, at original cost . . . . . . . . . . .   $607,395     $565,232      $577,304
      Accumulated Depreciation . . . . . . . . . . . . .   (164,700)    (154,594)     (157,682)
   Gas Plant Acquisition Adjustment - Net. . . . . . . .      1,944        2,019         2,000
                                                         -----------  -----------  ------------
          Property, Plant and Equipment - Net. . . . . .    444,639      412,657       421,622
                                                         -----------  -----------  ------------
CURRENT ASSETS:
   Cash & Cash Equivalents . . . . . . . . . . . . . . .      3,684        4,139         7,469
   Accounts Receivable:
      Customers. . . . . . . . . . . . . . . . . . . . .     16,098       10,491        28,733
      Unbilled Revenues. . . . . . . . . . . . . . . . .      4,220        4,690        17,855
      Merchandise. . . . . . . . . . . . . . . . . . . .      1,841        2,113         2,260
      Other. . . . . . . . . . . . . . . . . . . . . . .        781        4,371           508
      Provision for Uncollectibles . . . . . . . . . . .     (1,032)      (1,032)       (1,032)
   Natural Gas in Storage, average cost. . . . . . . . .     26,600       24,777        22,638
   Materials and Supplies, average cost. . . . . . . . .      3,954        4,546         4,055
   Prepaid Gross Recpts and Franchise Taxes. . . . . . .      8,513       10,445         1,602
   Prepayments and Other . . . . . . . . . . . . . . . .      2,386        2,003         1,562
                                                         -----------  -----------  ------------
          Total Current Assets . . . . . . . . . . . . .     67,045       66,543        85,650
                                                         -----------  -----------  ------------
ACCOUNTS RECEIVABLE - Merchandise. . . . . . . . . . . .      1,547        2,066         1,999
                                                         -----------  -----------  ------------
DEFERRED DEBITS:
   Environmental Remediation Costs:
     Expended - Net. . . . . . . . . . . . . . . . . . .     17,805       15,045        15,566
     Liability for Future Expenditures . . . . . . . . .     52,400       23,099        41,700
   Gross Receipts and Franchise Taxes. . . . . . . . . .      4,139        4,568         4,468
   Income Taxes - Flowthrough Depreciation . . . . . . .     14,243       15,221        14,977
   Deferred Postretirement Benefit Costs . . . . . . . .      5,872        5,119         5,153
   Deferred Fuel Costs . . . . . . . . . . . . . . . . .        493            0           404
   Other . . . . . . . . . . . . . . . . . . . . . . . .      7,761        7,276         8,387
                                                         -----------  -----------  ------------
          Total Deferred Debits. . . . . . . . . . . . .    102,713       70,328        90,655
                                                         -----------  -----------  ------------
               TOTAL . . . . . . . . . . . . . . . . . .   $615,944     $551,594      $599,926
                                                         ===========  ===========  ============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        SJG-5

SOUTH JERSEY GAS COMPANY
CONSOLIDATED BALANCE SHEET
(In Thousands)                                           (Unaudited)
                                                               September 30,       December 31,
                                                         ------------------------  ------------
                                                             1997         1996         1996
---------------------------------------------------------------------------------  ------------
SHAREHOLDER'S EQUITY AND LIABILITIES

COMMON EQUITY:
   Common Stock, Par Value $2.50 a share:
      Authorized - 4,000,000 shares
      Outstanding - 2,339,139 shares . . . . . . . . . .     $5,848       $5,848        $5,848
   Other Paid-In Capital and Premium on Common Stock . .    102,817       77,194        77,194
   Retained Earnings . . . . . . . . . . . . . . . . . .     51,433       47,847        51,522
                                                         -----------  -----------  ------------
          Total Common Equity. . . . . . . . . . . . . .    160,098      130,889       134,564
                                                         -----------  -----------  ------------
PREFERRED STOCK AND SECURITIES:
  Redeemable Cumulative Preferred - Par Value $100,
    Authorized 47,304 and 48,204 shares, respectively
    Outstanding shares:
      Series A, 4.70% -  3,000, 3,900 and 3,900 shares .        300          390           390
      Series B, 8.00% - 19,242 shares. . . . . . . . . .      1,924        1,924         1,924
  Company-Obligated Mandatorily Redeemable
   Preferred Securities of Subsidiary Trust
   Par Value $25, 1,400,000 shares
   Authorized and Outstanding. . . . . . . . . . . . . .     35,000            0             0
                                                         -----------  -----------  ------------
          Total Preferred Stock and Securities . . . . .     37,224        2,314         2,314
                                                         -----------  -----------  ------------
LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . .    178,003      151,879       149,736
                                                         -----------  -----------  ------------
CURRENT LIABILITIES:
   Notes Payable to Banks. . . . . . . . . . . . . . . .     28,600       95,900       108,300
   Current Maturities of Long-Term Debt. . . . . . . . .      8,876        6,603         6,603
   Accounts Payable. . . . . . . . . . . . . . . . . . .     37,786       34,193        48,347
   Customer Deposits . . . . . . . . . . . . . . . . . .      5,795        5,647         6,050
   Environmental Remediation Costs . . . . . . . . . . .      7,735        6,996         9,377
   Interest and Other Accrued Current Liabilities. . . .      4,722        8,677         2,161
                                                         -----------  -----------  ------------
          Total Current Liabilities. . . . . . . . . . .     93,514      158,016       180,838
                                                         -----------  -----------  ------------
DEFERRED CREDITS AND OTHER NON-CURRENT LIABILITIES:
   Deferred Income Taxes - Net . . . . . . . . . . . . .     80,225       69,655        78,415
   Investment Tax Credits. . . . . . . . . . . . . . . .      5,728        6,124         6,025
   Deferred Revenues . . . . . . . . . . . . . . . . . .          0          509             0
   Pension and Other Postretirement Benefits . . . . . .     10,434        9,224         9,551
   Environmental Remediation Costs . . . . . . . . . . .     44,665       16,103        32,323
   Other . . . . . . . . . . . . . . . . . . . . . . . .      6,053        6,881         6,160
                                                         -----------  -----------  ------------
          Total Deferred Credits
            and Other Non-Current Liabilities. . . . . .    147,105      108,496       132,474
                                                         -----------  -----------  ------------
COMMITMENTS AND CONTINGENCIES

               TOTAL . . . . . . . . . . . . . . . . . .   $615,944     $551,594      $599,926
                                                         ===========  ===========  ============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                        SJG-6

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
(In Thousands)
                                                        Nine Months Ended
                                                          September 30,
                                                      ---------------------
                                                        1997         1996
---------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income Applicable to Common Stock . . . . . . . . $11,386      $11,761

Adjustments to Reconcile Net Income to Cash Flows
 Provided by Operating Activities:
  Depreciation and Amortization . . . . . . . . . . .  13,316       13,161
  Provision for Losses on Accounts Receivable . . . .     949        1,168
  Revenues and Fuel Costs Deferred - Net. . . . . . .     (89)      (6,806)
  Deferred and Non-Current Federal Income Taxes
   and Credits - Net. . . . . . . . . . . . . . . . .   2,500        1,463
  Environmental Remediation Costs - Net . . . . . . .  (2,239)      (3,272)
  Changes in:
    Accounts Receivable . . . . . . . . . . . . . . .  25,467       31,078
    Inventories . . . . . . . . . . . . . . . . . . .  (3,861)     (10,718)
    Prepayments and Other Current Assets. . . . . . .    (824)           9
    Accounts Payable and Other Accrued Liabilities. .  (8,255)      (2,056)
    Prepaid Gross Receipts and Franchise Taxes. . . .  (6,911)      (6,796)
  Other - Net . . . . . . . . . . . . . . . . . . . .     466        2,274
                                                      --------     --------
Net Cash Provided by Operating Activities . . . . . .  31,905       31,266
                                                      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures, Cost of Removal & Salvage . . . (35,587)     (27,439)
                                                      --------     --------
Net Cash Used in Investing Activities . . . . . . . . (35,587)     (27,439)
                                                      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Repayments of) Borrowings from Lines of Credit . (79,700)      19,600
Proceeds from Sale of Long-Term Debt. . . . . . . . .  35,000            0
Principal Repayments of Long-Term Debt. . . . . . . .  (4,461)     (10,113)
Repurchase of Preferred Stock . . . . . . . . . . . .     (90)         (90)
Proceeds from Sale of Preferred Securities. . . . . .  35,000            0
Additional Investment by Shareholder. . . . . . . . .  25,623            0
Dividends of Common Stock . . . . . . . . . . . . . . (11,475)     (11,278)
                                                      --------     --------
Net Cash Used In Financing Activities . . . . . . . .    (103)      (1,881)
                                                      --------     --------
NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS .  (3,785)       1,946
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . .   7,469        2,193
                                                      --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . .  $3,684       $4,139
                                                      ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (Net of Amounts Applicable to LGAC
     Overcollections and Amounts Capitalized) . . . . $15,578      $14,354
    Income Taxes (Net of Refunds) . . . . . . . . . .  $2,525         $947

The accompanying notes to the financial statements are an integral part of these statements.

                         SJG-7

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

          In June 1997, the FASB issued FASB No. 130, "Reporting Comprehensive Income". This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997. The Company currently has no additional items qualifying as comprehensive income under FASB No. 130 and, therefore, its adoption is not expected to have any impact.

2.   RECENT REGULATORY ACTIONS:

          On January 27, 1997, the BPU granted SJG a rate increase of $6.0 million based on a 9.62% rate of return on rate base, which included an 11.25% return on equity. Revenue requirements for ratemaking purposes are established on the basis of firm and interruptible sales projections. The majority of this increase will come from residential and small commercial customers. In addition, part of the

                               SJG-8

                     SOUTH JERSEY GAS COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Continued)

2.   RECENT REGULATORY ACTIONS:  (Continued)

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

          In addition to the rate increase, the BPU approved a revenue reduction in SJG's Temperature Adjustment Clause
     (TAC), a mechanism designed to reduce the impact of extreme fluctuations in temperatures on SJG and its customers. For the TAC period running from October 1, 1995 through May 31, 1996, weather in SJG's service area was significantly colder than the 20-year average, resulting in a $2.5 million credit due to customers' bills which is reflected in the 1996 results of operations.

          As part of the tariff changes approved, SJG initiated its BPU approved pilot program in April 1997 to give residential customers a choice of gas supplier. During the enrollment period which ended June 30, 1997, approximately 13,000 residential customers applied for this service. Transportation of gas for these customers began on August 1, 1997 and will continue until July 31, 1998, or later if approved by the BPU. Under the applicable rate schedule, amounts billed to participants in the program will be reduced for cost of gas charges and applicable gross receipts taxes. This decrease in revenues will be offset by a corresponding decrease in SJG's gas costs and taxes under SJG's BPU-approved fuel clause. Accordingly, SJG believes that the program will not affect its net income, financial condition or margins. In addition, because the program affects only 5% of SJG's residential customers, and not all of those customers may elect to purchase gas from other suppliers, SJG believes that any reduction in revenue will not be material. SJG further expanded the choices available to commercial and industrial customers.

          On May 5, 1997, SJG made a filing with the BPU to update rates related to appliance service charges, including therein a design profit margin. The rates are competitive with other providers of such services in South Jersey and are designed to provide increased earnings and cash flows to SJG over the current cost-based appliance service charge system. The filing is pending before the BPU.

                               SJG-9

                     SOUTH JERSEY GAS COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Continued)

2.   RECENT REGULATORY ACTIONS:  (Continued)

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

          On September 6, 1996, SJG made its annual LGAC and TAC filings with the BPU. SJG proposed a decrease to the LGAC of $1.4 million. In addition, a credit resulting from the TAC of $2.5 million was filed and, on January 27, 1997, the BPU approved a revenue reduction for this credit, as noted above. On September 12, 1997, SJG made its LGAC, TAC and DSM filings with the BPU for the period November 1997 through October 1998. In this filing, SJG requested an increase in the annual level of LGAC recovery of $4.4 million which is inclusive of the $1.4 million proposed decrease filed in 1996. It also requested that the 1996-1997 filing be resolved simultaneously with this case. Both cases are still pending at the BPU.

          On September 9, 1997, SJG made a filing with the BPU to adjust rates by replacing the current State Gross Receipts and Franchise Tax components with a Sales and Use Tax, a Corporation Business Tax and a Transitional Energy Facilities Assessment. The new rates are expected to become effective January 1, 1998 (See Note 8).

3.   RELATED PARTY TRANSACTIONS:

          SJG had contracted with R & T Group, Inc., a wholly owned subsidiary of Industries, for general utility construction and environmental remediation services costing approximately $ -0- and $1,763,100 for the three months ended and $1,901,000 and $4,363,900 for the nine months ended September 30, 1997 and 1996, respectively. Amounts payable to R & T Group, Inc. relating to these services were $10,500 and $1,318,900 at September 30, 1997 and 1996, respectively.

          SJG engages in sales of natural gas for resale pursuant to Section 284.402 of the Regulations of the Federal Energy

                              SJG-10

                     SOUTH JERSEY GAS COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Continued)

3.   RELATED PARTY TRANSACTIONS:  (Continued)

     Regulatory Commission which included sales to South Jersey Energy Company (SJE) and South Jersey Fuel Company (SJF), affiliates by common ownership of Industries. Sales to SJE approximated $73,500 for the three months ended and $258,200 for the nine months ended September 30, 1996. There have been no sales to SJE during the three and nine months ended September 30, 1997. Sales to SJF approximated $ -0- and $684,300 for the nine months ended September 30, 1997 and 1996, respectively. There have been no sales to SJF during the three months ended September 30, 1997 and 1996.

4.   FINANCING ACTIVITIES:

          On March 21, 1997, SJG sold $35.0 million of its First
     Mortgage Bonds, 7.7% Series due 2027.

          On May 2, 1997, SJG's statutory trust subsidiary, SJG Capital Trust (Trust), established in the State of Delaware on March 24, 1997, sold $35.0 million of 8.35% SJG-obligated Mandatorily Redeemable Preferred Securities. The Trust solely holds as an asset the 8.35% Deferrable Interest Subordinated Debentures issued by SJG which mature on April 30, 2037, which is also the maturity date of the Preferred Securities. The Debentures and Preferred Securities are redeemable at the option of SJG at a redemption price equal to 100% of the principal amount thereof at any time on or after April 30, 2002.

5.   RETAINED EARNINGS:

          SJG is restricted under its First Mortgage Indenture, as supplemented, as to the amount of cash dividends or other distributions that may be paid on its common stock. SJG had retained earnings free of such restriction of approximately $49.4 million at September 30, 1997.

6.    COMMITMENTS AND CONTINGENCIES:

          Gas Supply Contracts - SJG, in the normal course of conducting business, has entered into long-term contracts for natural gas supplies, firm transportation, and firm gas storage service. The earliest expiration of any of the gas supply contracts is 1999. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under Federal Energy Regulatory Commission (FERC) approved tariffs. SJG's cumulative obligation for demand charges paid to its suppliers for all of these services is approximately $4.5 million per month which is recovered on a current basis through the LGAC.

                              SJG-11

                     SOUTH JERSEY GAS COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Continued)

 6.   COMMITMENTS AND CONTINGENCIES:  (Continued)

          Pending Litigation - The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. A group of Atlantic City casinos filed a petition with the BPU on January 16, 1996, alleging overcharges of over $10.0 million, including interest. Management believes that charges to the casinos were based on applicable tariffs and that the casinos were not qualified under less expensive rate schedules, as claimed. Management believes that the ultimate impact of these actions will not materially affect SJG's financial position, results of operations or liquidity.

          Environmental Remediation Costs - SJG has incurred and recorded certain costs for environmental remediation of sites where SJG or predecessor companies operated gas manufacturing plants. Manufactured gas operations were terminated at all SJG sites more than 30 years ago.

          Since the early 1980s, SJG has recorded environmental remediation costs of $86.1 million, of which $33.7 million has been expended as of September 30, 1997. SJG, with the assistance of an outside consulting firm, estimates that total future expenditures to remediate the sites will range from $52.4 million to $165.6 million. The lower end of this range has been recorded as a liability and is reflected on the balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities". Recorded environmental remediation costs do not directly affect earnings because those costs are deferred and, when expended, recovered through rates over 7-year amortization periods as authorized by the BPU. Amounts accrued for future expenditures have not been adjusted for future insurance recoveries, which management is pursuing. SJG has received $4.2 million of insurance recoveries as of September 30, 1997. These proceeds were first used to offset legal fees incurred in connection with those recoveries and the excess was used to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs to be incurred based on projected investigation and remediation work plans using existing technologies. Actual expenditures could differ from the estimates due to the long-term nature of the projects and changing technology, government regulations and site specific requirements.

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

                              SJG-12

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

          SJG makes annual filings with the BPU to recover these costs in rates. The BPU has consistently allowed the full recovery over such 7-year periods, and SJG believes the BPU will continue to do so. As of September 30, 1997, SJG has unamortized remediation expenditures of $17.8 million which are reflected on the consolidated balance sheet under the caption "Deferred Debits". Since BPU approval of the RAC mechanism in August 1992, SJG has recovered $11.7 million through rates as of September 30, 1997.

 7.  COMMON EQUITY:

          On March 26, 1997, SJG received $25.6 million as a contribution of capital from Industries. Contributions of capital are credited to Other Paid-In Capital and Premium on Common Stock.

 8.  ENERGY TAX REFORM:

          On July 14, 1997, legislation reforming the taxation of energy in New Jersey was adopted. The new law eliminates the Gross Receipts and Franchise Taxes (approximately 13 percent of utility revenue) and replaces it with a combination of taxes. Beginning January 1, 1998, retail sales of natural gas and electricity and utility services will be subject to the 6 percent State Sales and Use Tax on gas sales and transportation revenues. Utilities will also be subject to the 9 percent State Corporation Business Tax on net income. To bridge the revenue gap created by the new tax law, the State will impose a Transitional Energy Facilities Assessment
     (TEFA) on volumes of gas sold and transported. The TEFA will be phased out over a five-year period beginning January 1, 1999 and ending January 1, 2003. It is expected that the revised tax policy will eliminate tax disparities between

                              SJG-13

                     SOUTH JERSEY GAS COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Continued)

 8.  ENERGY TAX REFORM:  (Continued)

     utility and non-utility suppliers, thereby providing fair competition and lower energy costs for the consumer. The adoption of the new legislation will not materially affect the Company's financial position or results of operations.

                              SJG-14

                     SOUTH JERSEY GAS COMPANY

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Overview

     SJG is a natural gas distribution company serving 257,600 customers at September 30, 1997, compared with 250,400 customers at September 30, 1996. Seasonal aspects affect SJG's reported revenues, inventories, receivables, operating expenses and cash flows, which are usually greater during the first and fourth quarters of the year.

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

Pilot Program - Choice of Gas Supplier

     In April 1997, SJG initiated its BPU approved pilot program to give residential customers a choice of gas supplier. During the enrollment period which ended June 30, 1997, approximately 13,000 residential customers applied for this service. Transportation of gas for these customers began on August 1, 1997 and will continue until July 31, 1998, or later if approved by the BPU. Under the applicable rate schedule, amounts billed to participants in the program will be reduced for cost of gas charges and applicable gross receipts taxes. The resulting decrease in revenues will be offset by a corresponding decrease in SJG's gas costs and taxes under SJG's BPU-approved fuel clause. Accordingly, SJG believes that the program will not affect its net

                              SJG-15

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Pilot Program - Choice of Gas Supplier (Continued)

income, financial condition or margins. In addition, because the program affects only 5% of SJG's residential customers, and not all of those customers may elect to purchase gas from other suppliers, SJG believes that any reduction in revenue will not be material.

Energy Adjustment Clauses

     SJG's tariff includes a Levelized Gas Adjustment Clause ("LGAC"), a Temperature Adjustment Clause ("TAC"), a Remediation Adjustment Clause ("RAC") and a Demand Side Management Clause ("DSMC"). Such clauses are designed to permit adjustments for changes in gas supply costs, reduce the impact of extreme fluctuations in temperatures on SJG and its customers, recover costs incurred in the remediation of former gas manufacturing plants and recover costs associated with its conservation plan, respectively. The BPU approved LGAC, RAC and DSMC adjustments do not directly affect earnings because revenues are adjusted to match costs. The Company's base rates are designed based on twenty-year normal temperatures. When actual temperatures are colder than the twenty-year average, the Company sells more gas than was anticipated generating higher revenues and net income. Conversely, when actual temperatures are warmer than normal, the Company sells less gas and revenues and net income are lower than projected. The TAC dampens the effect of these peaks and valleys (and thus moderates the effect of weather extremes on SJG's revenues) by giving customers a credit against higher usage in colder weather and giving SJG a surcharge on lower usage in warmer weather. TAC adjustments therefore affect revenue, income and cash flows.

Results of Operations - Three and Nine Months Ended September 30,
1997 Compared to Three and Nine Months Ended September 30, 1996

Operating Revenues

     The following is a summary of changes in operating revenue and throughput by major category for 1997 compared with 1996:

                              SJG-16

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Operating Revenues - Utility (Continued)

                                    Period Ended September 30,
                                  ------------------------------
                                  Three Months      Nine Months
                                  1997 vs. 1996    1997 vs. 1996
                                  -------------    -------------
Operating Revenues (Thousands):
  Firm
    Residential                       $    614         $   (262)
    Commercial                          (1,161)          (3,952)
    Industrial                            (240)          (1,347)
    Cogeneration & Electric
     Generation                         (4,159)         (10,958)
    Firm Transportation                    687            1,707
                                  ------------     ------------
      Total Firm                        (4,259)         (14,812)

  Interruptible                            478             (247)
  Interruptible Transportation             116              636
  Off-System                            11,563           10,650
  Capacity Release & Storage             1,903            4,462
  Other Revenues                           (71)             179
                                  ------------     ------------
      Total Operating Revenues        $  9,730         $    868
                                  ============     ============
Throughput (MMcf):
  Firm
    Residential                           (120)          (1,529)
    Commercial                            (201)          (1,145)
    Industrial                             (55)            (303)
    Cogeneration & Electric
     Generation                         (1,592)          (3,926)
    Firm Transportation                  1,960            5,503
                                  ------------     ------------
      Total Firm Throughput                 (8)          (1,400)

  Interruptible                            136              (75)
  Interruptible Transportation             306            1,479
  Off-System                             4,699            6,196
  Capacity Release & Storage             1,827           12,084
                                  ------------     ------------
      Total Throughput                   6,960           18,284
                                  ============     ============

     Firm revenues in 1997 were negatively impacted by the effects of warmer temperatures, partially offset by the effect of increases in rates for residential and commercial customers.
Increased off-system sales and increased revenues from capacity release and storage programs benefitted each 1997 period.

                              SJG-17

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Gas Purchased for Resale

     Gas purchased for resale increased $9.1 million in the third quarter of 1997 compared with the 1996 quarter, principally due to increased off-system sales, partially offset by decreases in unit sales to commercial, cogeneration and electric generation customers. Gas purchased for resale increased by $1.0 million for the nine months ended September 30, 1997, compared with 1996, principally due to increased off-system sales, partially offset by lower firm sales. Sources of gas supply include both contract and open-market purchases. SJG is responsible for securing and maintaining its own gas supplies to serve its customers.

     SJG has entered into long-term contracts for natural gas supplies, firm transportation, and firm gas storage service. The earliest expiration of any of these contracts is 1999. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under tariffs approved by the Federal Energy Regulatory Commission. SJG's cumulative obligation for demand charges for all of these services is approximately $4.5 million per month which is recovered on a current basis through its LGAC.

Operations

     A summary of net changes in operations for 1997 compared with 1996 is as follows (in thousands):

                                      Period Ended September 30,
                                    ------------------------------
                                    Three Months      Nine Months
                                    1997 vs. 1996    1997 vs. 1996
                                    -------------    -------------

     Other Production Expense          $    1           $  (24)
     Transmission                         (13)             (23)
     Distribution                         107              287
     Customer Accounts and Services       (29)            (376)
     Sales                                 29               81
     Administration and General           603              849
     Other                               (100)            (275)
                                       ------           ------
                                       $  598           $  519
                                       ======           ======

     Customer Accounts and Service costs decreased in both periods principally due to a charge in 1996 to increase the Company's reserve for uncollectible accounts and lower payroll costs. Administrative and General costs increased in 1997 principally due to increased payroll, employee benefit and regulatory costs, partially offset by decreases in outside service costs.

                              SJG-18

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Other Operating Expenses

     A summary of principal changes in other expenses for 1997 compared with 1996 is as follows (in thousands):

                                      Period Ended September 30,
                                    ------------------------------
                                    Three Months      Nine Months
                                    1997 vs. 1996    1997 vs. 1996
                                    -------------    --------------

     Maintenance                       $  250           $  687
     Depreciation                         289              834
     Federal Income Taxes - Net            21              477
     Gross Receipts & Franchise
       and Other Taxes                   (277)          (2,610)

     The increase in maintenance expense is principally due to increased utility production plant maintenance, which includes the amortization of increased environmental remediation costs (such increases are offset by revenue recovery under SJG's RAC). Depreciation is higher in 1997 principally due to increased investment in property, plant and equipment by SJG. Federal Income Tax changes reflect the impact of changes in pre-tax income. The changes in Gross Receipts & Franchise Taxes in 1997 are due to changes in volumes of gas sold, which are subject to those taxes, in addition to lower tax rates applicable to certain customer classes in 1997.

Interest and Other Charges

     Interest and other charges decreased by $540,000 and $884,000 in the 1997 three and nine month periods, respectively, principally due to the effects of lower levels of short-term debt outstanding, partially offset by the effect of increased long-term interest due to increased levels of long-term debt outstanding. Preferred Securities Dividend Requirements reflect the issuance of $35.0 million of SJG obligated Mandatorily Redeemable Preferred Securities in May 1997 (See Note 4 on page 10). Short-term debt levels were reduced in March 1997 by the use of proceeds resulting from the sale of $35.0 million of first mortgage bonds; the application of a $25.6 million equity infusion from SJG's parent company; and, in May 1997, the application of net proceeds from the sale of $35.0 million of 8.35% SJG obligated Mandatorily Redeemable Preferred Securities (See "Capital Resources").

                              SJG-19

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Net Income Applicable to Common Stock

     A summary of changes in net income (in thousands) and earnings per average common share is as follows:

                                      Period Ended September 30,
                                     -----------------------------
                                     Three Months     Nine Months
                                     1997 vs. 1996   1997 vs. 1996
                                     -------------   -------------

     Net Income                            $ (470)         $ (375)
                                     ============    ============

     Earnings per Common Share             $(0.20)         $(0.16)
                                     ============    ============

     The details affecting the decrease in net income and earnings per share are discussed under the appropriate captions above. The decreases in net income and earnings per share in 1997 principally reflect the negative effect of warmer temperatures on higher margin firm sales, increased operating costs and preferred securities dividend requirements, partially offset by the effect of increased revenues resulting from increased residential rates, increased off-system and capacity release and storage revenues and lower short-term interest.

Liquidity

     The seasonal nature of gas operations, the timing of construction and remediation expenditures and related permanent financing, as well as mandated tax and sinking fund payment dates require large short-term cash requirements. These are generally met by cash from operations and short-term lines of credit. The Company maintains short-term lines of credit with a number of banks, aggregating $115.0 million of which $86.4 million was available at September 30, 1997. The credit lines are uncommitted and unsecured with interest rates below the prime rate.

     The changes in cash flows from operating activities for the nine months ended September 30, 1997, compared with the same period in 1996, are as follows (in thousands):

                              SJG-20

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Liquidity (Continued)
                                               Nine Months Ended
                                                 September 30,
                                               -----------------
                                                 1997 vs. 1996
                                               -----------------
     Increases/(Decreases):
     Net Income                                   $   (375)
     Depreciation and Amortization                     155
     Revenues and Fuel Costs Deferred - Net          6,717
     Deferred and Non-Current Federal
      Income Taxes - Net                             1,037
     Environmental Remediation Costs-Net             1,033
     Accounts Receivable                            (5,611)
     Inventories                                     6,857
     Prepayments and Other Current Assets             (833)
     Prepaid Gross Receipts & Franchise Taxes         (115)
     Accts Payable and Other Accrued Liabilities    (6,199)
     Other - Net                                    (2,027)
                                                  --------
           Increase in Net Cash from Operating
            Activities                            $    639
                                                  ========

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

                               SJG-21

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

     As stated in Note 8 on page 13, on January 1, 1998, the gross receipts and franchise taxes are being replaced with a 6 percent State Sales and Use Tax, a 9 percent State Corporation Business Tax on net income and a Transitional Energy Facilities Assessment (TEFA) on gas facilities. TEFA will be phased out over five years beginning January 1, 1999. Approximately fifty percent of the new taxes will be paid in monthly installments during the first six months of the year and the principal portion of the remaining taxes will be paid on June 25, 1998 and May 15 of each year thereafter.
In September 1997, SJG filed a petition with the BPU to reflect the impact of this tax change in base rates.

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

                              SJG-22

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

     In April 1996, SJG received BPU approval to increase its rates to recover approximately $8.0 million of increased natural gas costs through the LGAC. On August 31, 1996, SJG made its 1996-97 LGAC filing to reduce rates to reflect a decrease of $1.4 natural gas costs. Updated projections of the 1996-97 LGAC year results have been rolled into the 1997-98 LGAC year, which was filed with the BPU on September 12, 1997. The 1997-98 LGAC filing requested an increase in rates to reflect an increase of $4.4 million in natural gas costs, inclusive of the $1.4 million reduction related to the 1996-97 LGAC filing. Both filings are still pending at the BPU.

     The adoption of FASB No. 109, "Accounting for Income Taxes" in 1993 primarily resulted in the creation of a regulatory asset and a deferred income tax liability. As a result of positions taken in the 1994 rate case, the amortization of the asset is being recovered through rates over an 18-year period which began in December 1994. Also, FASB No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", adopted by SJG in 1993, requires an accrual basis of accounting for retiree benefit payments during the years of employment. SJG has elected to recognize the unfunded transition obligation over a 20-year period which began in 1993. SJG had previously recovered these costs through rates on a pay-as-you-go basis. A December 1994 BPU order provided for partial recovery of costs associated with FASB No. 106 and prescribes continued deferral of unrecovered costs. SJG was initially seeking recovery of this asset in its recently completed rate proceeding; however, the BPU initiated a generic proceeding to address the recovery of these costs by all utilities in the State. Phase I of the generic proceeding was completed in January 1997 and SJG, in May 1997, has made a prescribed filing with the BPU to recover additional postretirement benefit costs of approximately $1.2 million annually, beginning in 1998. Also, beginning in 1995, an external trust was established towards funding postretirement benefit costs for the purpose of contributing costs recovered from ratepayers as authorized by the BPU. Rate recovery in excess of SJG's pay-as-you-go requirement is contributed to the trust and provides no operating benefit to SJG except to the extent that trust income would reduce future net periodic cost. Gross contributions to the trust amounted to $5.7 million as of September 30, 1997. The balance of this regulatory asset amounted to $5.9 million at September 30, 1997.

                              SJG-23

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Regulatory Matters (Continued)

     SJG has incurred and recorded certain costs for environmental remediation of sites where SJG or predecessor companies operated gas manufacturing plants. Manufactured gas operations were terminated at all SJG sites more than 30 years ago.

     Since the early 1980's, the Company has recorded environmental remediation costs of $86.1 million, of which $33.7 million has been expended as of September 30, 1997. The major portion of the recorded environmental remediation costs relate to the remediation of SJG's former gas manufacturing sites. SJG, with the assistance of an outside consulting firm, estimates that total future expenditures to remediate the sites will range from $52.4 million to $165.6 million. The lower end of this range has been recorded as a liability and is reflected on the balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities". Recorded environmental remediation costs of SJG do not directly affect earnings because those costs are deferred and, when expended, recovered through rates over 7-year amortization periods as authorized by the BPU. Amounts accrued for future expenditures have not been adjusted for future insurance recoveries, which management is pursuing. SJG has received $4.2 million of insurance recoveries as of September 30, 1997. These proceeds were first used to offset legal fees incurred in connection with those recoveries and the excess was used to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs to be incurred based on projected investigation and remediation work plans using existing technologies. Actual expenditures could differ from the estimates due to the long-term nature of the projects and changing technology, government regulations and site specific requirements.

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

     The other regulatory asset titled "Environmental Remediation
Cost: Liability for Future Expenditures" relates to estimated future expenditures determined under the guidance of FASB 5 "Accounting for Contingencies". This amount, which relates to former manufactured gas plant sites has been recorded as a deferred debit with the corresponding amount reflected in Current Liabilities and Deferred Credits and Other Non-Current Liabilities, as appropriate. The deferred debit is a regulatory asset under FASB 71 because the BPU's intent, as evidenced by its current practice, is to provide recovery sufficient in amount to recover the deferred costs after they have been expended.

                              SJG-24

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Regulatory Matters (Continued)

     SJG makes annual filings with the BPU to recover expended remediation costs in rates. The BPU has consistently allowed the full recovery over such seven-year periods, and SJG believes the BPU will continue to do so. As of September 30, 1997, SJG has unamortized remediation expenditures of $17.8 million which are reflected on the balance sheet under the caption "Deferred Debits." Since BPU approval of the RAC mechanism in August 1992, SJG has recovered $11.7 million through rates as of September 30, 1997.

     On May 5, 1997, SJG made a filing with the BPU to update rates related to appliance service charges, including therein a design profit margin. The new rates are competitive with other providers of such services in South Jersey and are designed to provide increased earnings and cash flows to SJG over the current cost-based appliance service charge system. This filing is pending before the BPU.

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

     On September 9, 1997, SJG made a filing with the BPU to adjust rates by replacing the current State Gross Receipts and Franchise Tax components with a Sales and Use Tax, a Corporation Business Tax and a Transitional Energy Facilities Assessment. The new rates are expected to become effective January 1, 1998 (See "Liquidity").

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

Capital Resources

     SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment for the remediation of former coal gas manufacturing sites. Total construction and remediation expenditures for 1997

                              SJG-25

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Capital Resources (Continued)

are estimated at $60.0 million, of which $40.1 million was expended through September 30, 1997. The costs for 1998 and 1999 are estimated at approximately $61.8 million and $58.6 million, respectively. These investments are expected to be funded from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of first mortgage bonds and capital leases.

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

                              SJG-26

                  PART II  --  OTHER INFORMATION



Item l.   Legal Proceedings

          Information required by this Item is incorporated by reference to Part I, Item 1, Note 6, on pages 11 and 12, excluding the first paragraph of the Note, regarding contingencies, including pending litigation and the remediation and clean-up of certain sites which included manufactured gas operations.


Item 6.   Exhibits and Reports on Form 8-K

     b. No reports on Form 8-K were filed during the quarter for which this report is filed.


                              SJG-27

                            SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   SOUTH JERSEY GAS COMPANY
                                        (Registrant)





Dated:  November 13, 1997    By:  /s/ William J. Smethurst, Jr.
                                   William J. Smethurst, Jr.
                                   Vice President & Treasurer





Dated:  November 13, 1997    By:  /s/ David A. Kindlick
                                   David A. Kindlick
                                   Vice President, Rates and
                                    Budgeting



                              SJG-28

                     SOUTH JERSEY GAS COMPANY

                         Index to Exhibits



  Exhibit
  Number                             Description
  -------                            -----------

    27                Financial Data Schedule

                      (Submitted only in electronic format to the Securities and Exchange Commission).



                              SJG-29