Form 10-K
period 1997-12-31
SOUTH JERSEY GAS CO/NEW
filed 1998-03-27
CIK 1035216

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997   Commission File Number 000-22211


                            SOUTH JERSEY GAS COMPANY
             (Exact name of registrant as specified in its charter)


              New Jersey                          21-0398330
       (State of incorporation)        (IRS employer identification no.)


       Number One South Jersey Plaza, Route 54, Folsom, New Jersey 08037
          (Address of principal executive offices, including zip code)


                                 (609) 561-9000
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

Company Guaranteed Mandatorily Redeemable
Preferred Securities of Subsidiary Trust,
   $25 Value per Preferred Security              New York Stock Exchange
        (Title of each class)            (Name of exchange on which registered)



Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]      No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

All of the equity securities of the registrant are owned by South Jersey Industries, Inc., its parent company, a 1934 Act reporting company named in the registrants description of its business, which has itself fulfilled its 1934 Act filing requirements.

During the preceding 36 months (and any subsequent period of days) there has not been any default in (1) any of the indebtedness of the registrant or its subsidiaries, and (2) the payment of rentals under material long-term leases (of which there are none).

Documents Incorporated by Reference:    None

                                 - Title Page -

                                     PART I

Item 1.   Business

General

     The registrant, South Jersey Gas Company (the Company or SJG), a New Jersey corporation, is an operating public utility. SJG owns all of the common stock of SJG Capital Trust, a statutory trust organized in the State of Delaware. All of the equity securities of the Company are owned by South Jersey Industries, Inc. (SJI), its parent company, which is itself a 1934 Act reporting company.

Financial Information About Industry Segments

     Not applicable.

Description of Business

     South Jersey Gas Company, a New Jersey corporation, is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use in an area of approximately 2,500 square miles in the southern part of New Jersey. SJG also makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers by some of its customers.

     SJG's service territory includes 112 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1.1 million.

     SJG serves 260,567 residential, commercial and industrial customers (at December 31, 1997) in southern New Jersey. Gas sales and transportation for 1997 amounted to approximately 73,574,000 Mcf (thousand cubic feet), of which approximately 50,181,000 Mcf was firm sales and transportation, 8,931,000 Mcf was interruptible sales and transportation and 14,462,000 Mcf was off-system sales. The breakdown of firm sales includes 39.8% residential, 16.1% commercial, 2.5% cogeneration and electric generation, 1.4% industrial and 40.2% transportation. At year-end 1997, SJG served 242,132 residential customers, 18,037 commercial customers and 398 industrial customers. This includes 1997 net additions of 6,124 residential customers, 568 commercial customers and one industrial customer.

     Under an agreement with Atlantic Electric, an electric utility serving southern New Jersey, SJG supplies natural gas to several electric generation facilities. This gas service is provided under the terms of a firm electric service tariff approved by the New Jersey Board of Public Utilities (BPU) on a demand/commodity basis. In 1997, 1.97 Bcf (billion cubic feet) was delivered under this agreement.

     SJG serviced 7 cogeneration facilities in 1997. Combined sales and transportation of natural gas to such customers amounted to approximately 9.5 Bcf in 1997.

     SJG makes wholesale gas sales for resale to gas marketers for ultimate delivery to end users. These "off-system" sales are made possible through the issuance by the Federal Energy Regulatory Commission (FERC) of Orders No. 547 and 636. Order
No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 1997, off-system sales amounted to
14.5 Bcf. Also in 1997, capacity release and storage throughput amounted to 36.4 Bcf.

                                     SJG-2

     Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term "interruptible" is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG's tariffs. Usage by interruptible customers, excluding off-system customers, in 1997 amounted to approximately 8.9 Bcf, approximately 8.1 percent of the total throughput.

     No material part of SJG's business is dependent upon a single customer or a few customers.

Service Territory

     The majority of the SJG's residential customers reside in the northern and western portions of its service territory in Burlington, Camden, Salem and Gloucester counties. A majority of new customers reside in this section of the service territory, which includes the residential suburbs of Wilmington and Philadelphia. The franchise area to the east is centered on Atlantic City and the neighboring resort communities in Atlantic and Cape May counties, which experience large population increases in the summer months. The impact of the casino gaming industry on the Atlantic City area has resulted in the creation of new jobs and the expansion of the residential and commercial infrastructure necessary to support a developing year-round economy. Atlantic City is experiencing a second wave of development as a result of casino gaming. The centerpiece of this development is the recently completed multipurpose convention center, accompanied by planned major hotel and entertainment complexes. These facilities will be used to attract large conventions as well as making Atlantic City into a family resort on a year-round basis.

     Manufacturers or processors of sand, glass, farm products, paints, chemicals and petroleum products are located in the western and southern sectors of the service territory. New commercial establishments and high technology industrial parks and complexes are part of the economic growth of this area. SJG's service area includes parts of the Pinelands region, a largely undeveloped area in the heart of southern New Jersey. Future construction in this area is expected to be limited by statute and by a master plan adopted by the New Jersey Pinelands Commission; however, in terms of potential growth, significant portions of SJG's service area are not affected by these limitations.

Rates and Regulation

     As a public utility, SJG is subject to regulation by the BPU. Additionally, the Natural Gas Policy Act, which was enacted in November 1978, contains provisions for Federal regulation of certain aspects of SJG's business. SJG is affected by Federal regulation with respect to transportation and pricing policies applicable to its pipeline capacity from Transcontinental Gas Pipeline Corporation (Transco), SJG's major supplier, Columbia
Gas Transmission Corporation (Columbia), CNG Transmission Corporation (CNG) and Equitrans, Inc. (Equitrans), since such services are provided under rates and terms established under the jurisdiction of the FERC.

     Retail sales by SJG are made under rate schedules within a tariff filed with and subject to the jurisdiction of the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. The tariff contains provisions permitting SJG to pass on to customers increases and decreases in the cost of purchased gas supplies. The tariff also contains provisions permitting the recovery of environmental remediation costs associated with former manufactured gas plant sites and for the adjustment of revenues due to the impact of "temperature" fluctuations as prescribed in SJG's tariff.

     In August 1997, SJG initiated its BPU approved pilot program to give residential customers a choice of gas supplier. The program includes approximately 13,000 residential customers.
SJG continues to deliver the natural gas through its distribution system with no loss of margins.

                                     SJG-3

     Revenue requirements for ratemaking purposes are established on the basis of firm sales projections. On January 27, 1997, the BPU granted SJG a rate increase of $6.0 million based on an overall rate of return of 9.62% including an 11.25% return on equity. The majority of this increase impacted residential and small commercial customers. In addition, part of the increase will be recovered from customers through new service fees which charge specific customers for costs which they cause SJG to incur. Also, as part of this rate increase, SJG is allowed to retain the first $5.5 million of pre-tax margins generated by interruptible and off-system sales and transportation and 20% of pre-tax margins generated by such sales above that level. In
1997 and 1998, this $5.5 million threshold will be increased by the annual revenue requirement associated with specified major construction projects. These sharing formula improvements are expected to result in additional rate relief of approximately
$0.3 million in 1998 and $1.8 million in 1999. In 1997, SJG filed to recover additional post-retirement benefit costs of approximately $1.3 million annually and this recovery was approved effective January 1, 1998. Additional information on regulatory affairs is incorporated by reference to Notes 1, 2, 6 and 12 to the Company's consolidated financial statements for the year ended December 31, 1997. See Item 8.

     SJG Capital Trust, a Deleware statutory trust, is a wholly owned subsidiary of the Company, which had the sole purpose of issuing beneficial interests in its costs (Preferred Securities), the proceeds of selling such Preferred Securities invested in Deferrable Interest Subordinated Debentures issued by SJG. SJG is the guarantor of such Preferred Securities.

     In 1997, the Company made no public announcement of, or otherwise made public information about, a new product or industry segment that would require the investment of a material amount of the assets of the Company or which otherwise was material.

Raw Materials

     Supply Contracts and Storage

     SJG has direct connections to two interstate pipeline companies, Transco and Columbia. It also secures firm transportation and other long term services from four additional pipelines upstream of the Transco and Columbia systems. They include: Columbia Gulf Transmission Company (Columbia Gulf), CNG, Texas Gas Transmission Corporation (Texas Gas) and Equitrans. Services provided by these upstream pipelines are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above mentioned pipelines are subject to changes as directed by FERC Order No. 636.

     Transco

     Transco is SJG's largest supplier of long term gas transmission services. These services include five year-round and one seasonal firm transportation (FT) service arrangement. When combined, these services enable SJG to purchase from third parties and have delivered to its city gate stations by Transco a total of 163,741 Thousand Cubic Feet of gas per day ("Mcf/d").
The terms of the year-round agreements extend for various periods from 2002 to 2010 while the term of the seasonal agreement extends to 2011.

     SJG also has seven long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 10.1 Bcf. Through these services, SJG can inject gas into storage during periods of low demand and withdraw gas at a rate of up to 86,972 Mcf per day during periods of high demand. The terms of the storage service agreements extend for various periods from 1998 to 2008.

     Transco renders a merchant service to SJG under its Rate Schedule FS (defined below). Williams Energy Services Company (WESCO), an affiliate of Transco, has assumed Transco's natural gas merchant function under which the maximum purchase quantity amounts to 51,769 Mcf per day. FS is a no-notice swing service which allows SJG to take between zero and its full contract quantities (51,769 Mcf/d) on any day of the year. This flexibility enables SJG to respond to changes in its requirements for gas due to weather and market conditions. The initial term of the FS agreement extends through March 31, 2001.

                                     SJG-4

     In addition to FS service, SJG has also secured a second merchant service from Transco under Transco's Rate Schedule NS.
NS service is also provided by WESCO acting as agent for Transco. Under this service, SJG can purchase up to 30,000 Mcf per day of NS gas with 24 hours advance notice.

     SJG has a long term gas purchase agreement with Vastar Gas Marketing (Vastar) which provides for the delivery of up to 14,618 Mcf/d to SJG's service area on a year round basis by way of Transco FT service. The initial term of the gas purchase agreement with Vastar extends through March 31, 2000.

     SJG also has a winter season firm transportation service on the Transco system which is available for the period December 1 through the last day of February of each year. SJG's maximum entitlement under this service is 2,900 Mcf/d. SJG has contracted with Amerada Hess Corporation (Hess) to provide the gas supply to fill this transportation capacity during each winter season through October 31, 2007.

     SJG may deliver up to 24,700 Mcf per day of gas under a firm transportation agreement as part of Transco's Texas Gas-CNG-Transco FT project. This project was developed to provide additional firm pipeline capacity which would deliver gas to the US Northeast via a bundled service provided by Transco under its Rate Schedule FT-NT. SJG has also contracted with Hess for a 15 year gas supply service to fill this capacity which extends through October 31, 2007.

     CNG

     SJG has entered into separate gas sales and capacity management agreements with CNG Energy Services Corporation (CNGES), a non-jurisdictional affiliate of CNG, through which SJG has assigned to CNGES its pipeline FT and storage entitlements on the CNG system to provide SJG with up to 9,662 Mcf per day of gas during the period November 16 through March 31 of each year.

     Columbia

     SJG has three firm transportation agreements with Columbia which, when combined, provide for 43,500 Mcf/d of firm deliverability.

     SJG has four long term gas purchase agreements, for periods ranging from 1999 to 2003, with major non-jurisdictional producer/suppliers for gas delivered into the Columbia pipeline system which, in aggregate, provide SJG with up to 43,500 Mcf/d via the Columbia pipeline system during the winter season. Such agreements also provide for delivery in non-winter months at lower quantities.

     SJG also subscribes to a firm storage service from Columbia, to March 31, 2009, which provides a maximum withdrawal quantity of 19,807 Mcf/d during the winter season with an associated
1,121,095 Mcf of storage capacity.

     As part of addressing future winter season requirements, SJG has entered into an agreement with Columbia to subscribe to an incremental 31,296 Mcf per day of storage deliverability with an additional 2,234,482 Mcf of storage capacity to become available April 1, 1998. The term of the agreement expires October 31, 2013. The FERC has approved Columbia's arrangements to provide such services.

     Equitrans

     SJG has a long term storage service provided by Equitrans, to April 1, 2002, under which up to 500,000 Mcf of gas may be stored during the summer season and up to 4,783 Mcf/d may be withdrawn during the winter season. The gas is delivered to SJG under firm transportation agreements with Equitrans, CNG and Transco.

                                     SJG-5

     Supplemental Gas Supplies

     SJG has a long term LNG purchase agreement with Distrigas of Massachusetts Corporation (DOMAC) which extends through October 31, 2000. For the 1997-98 contract year, SJG's annual contract quantity under the DOMAC agreement is 186,047 Mcf. LNG purchases from DOMAC are transported to SJG's LNG storage facility in McKee City, New Jersey via over-the-road trucks.

     SJG operates peaking facilities which can store and vaporize both LNG and propane for injection into its distribution system.
 SJG's LNG facility has a storage capacity equivalent to 404,000 Mcf of natural gas and has an installed capacity to vaporize up to 90,000 Mcf of LNG per day for injection into its distribution system.

     SJG also maintains two propane-air plants that are located in Middle Township and Ocean City, New Jersey. The combined maximum storage capacity of these plants is 150,000 gallons of liquefied propane or the equivalent of approximately 11,364 Mcf of natural gas.

     SJG also operates a high pressure pipe storage field at its McKee City facility which is capable of storing 12,000 Mcf of gas and injecting up to 10,000 Mcf of gas per day into SJG's distribution system.

     SJG has a LNG peaking service agreement with the Philadelphia Gas Works (PGW) which provides up to 250,000 Mcf per year of peaking service gas on a firm basis at a rate of up to 25,000
Mcf per day when taken as vapor and delivered through the Transco pipeline system or up to twelve truckloads per day (approximately 10,200 Mcf) when taken as liquid and trucked to SJG's LNG storage facility in McKee City, New Jersey. The term of this agreement extends through the 1998-99 winter season, however it may be extended by mutual agreement of the parties.

     Peak-Day Supply

     SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees F. Gas demand on such a design day was estimated for the 1997-98 winter season to be 387,293 Mcf versus a design day supply of 416,308 Mcf. On
January 19, 1994, SJG experienced its highest peak-day demand of 370,582 Mcf with an average temperature of 2.68 degrees F. In 1997, SJG experienced a peak-day demand of 352,259 Mcf with an average temperature of 12.5 degrees F.

     Gas Prices

     During 1997, SJG purchased and had delivered approximately 46.8 Bcf of natural gas for distribution to both on-system and off-system customers. Of this total, 31.9 Bcf was transported on the Transco pipeline system and 14.9 Bcf was transported on the Columbia pipeline system.

     SJG's average commodity cost of gas purchased in 1997 was $2.60 per Mcf.

Patents and Franchises

     SJG holds nonexclusive franchises granted by municipalities in the seven county area of southern New Jersey that it serves. No other natural gas public utility presently serves the territory covered by SJG's franchises. Otherwise, patents, trademarks, licenses, franchises and concessions are not material to the business of the Company or any of its subsidiaries.

Seasonal Aspects

     SJG experiences seasonal fluctuations in sales when selling natural gas for heating purposes. SJG meets this seasonal fluctuation in demand from its firm customers by buying and

                                     SJG-6

storing gas during the summer months, and by drawing from storage and purchasing supplemental supplies during the heating season. As a result of this seasonality, SJG experiences reductions of revenues and net income during the second and third quarters of the year.

Working Capital Practices

     As stated under Seasonal Aspects, SJG buys and stores natural gas during the summer months. These purchases are financed by short-term loans which are substantially paid down during the winter months when gas revenues are higher. Reference is also made to "Liquidity" included in Management's Discussion and Analysis of Results of Operations and Financial Condition. See
Item 7.

Customers

     No material part of the Company's business is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on any such business. See page 3.

Backlog

     Backlog is not material to an understanding of the Company's business.

Government Contracts

     No material portion of the business of the Company is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government.

Competition

     SJG's franchises are non-exclusive, however, currently no other utility is providing service within its territory. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. The market for natural gas sales is subject to competition as a result of deregulation.
Through its tariff, SJG has promoted competition while maintaining its margins. Substantially all of SJG's profits are from the transportation rather than the sale of the commodity.
SJG believes it has been a leader in addressing the changing marketplace. It maintains its focus on being a low-cost provider of natural gas and energy services. SJG also competes with other marketers/brokers in the selling of wholesale natural gas services.

Research

     During the last three fiscal years, the Company did not engage in research activities to any material extent.

Environmental Matters

     Information on environmental matters is incorporated by reference to Note 12 to the Company's consolidated financial statements for the year ended December 31, 1997. See Item 8.

Employees

     The Company had a total of 658 employees as of December 31, 1997.

Financial Information About Foreign and Domestic Operations and
Export Sales

     The Company has no foreign operations and export sales are not a part of the Company's business.

                                     SJG-7

Item 2.   Properties

     The principal property of SJG consists of its gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG's distribution systems for delivery to customers. As of December 31, 1997, there were approximately 343 miles of mains in the transmission systems and 4,652 miles of mains in the distribution systems.

     SJG owns office and service buildings, including its corporate headquarters, at eight locations in the territory, a liquefied natural gas storage and vaporization facility, and two propane-air vaporization plants.

     As of December 31, 1997, the SJG utility plant had a gross book value of $619,489,213 and a net book value, after accumulated depreciation, of $452,313,245. In 1997, $48,533,132 was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $6,347,794.
Construction expenditures for 1998 are currently expected to approximate $61.8 million.

     Virtually all of the SJG transmission pipeline, distribution mains and service connections are in streets or highways or on the property of others. The SJG transmission and distribution systems are maintained under franchises or permits or rights-of-way, many of which are perpetual. The SJG properties (other than property specifically excluded) are subject to a lien of mortgage under which its first mortgage bonds are outstanding. Such properties are well maintained and in good operating condition.


Item 3.   Legal Proceedings

     The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. Included therewith, a group of Atlantic City casinos have filed a petition with the BPU alleging overcharges of over $10 million, including interest. Management of the Company believes that any pending or potential legal proceedings will not materially affect its operations or consolidated financial position. Reference is made under Commitments and Contingencies in Note 12 to the Company's consolidated financial statements for the year ended December 31, 1997. See Item 8.


Item 4.   Submission Of Matters To A Vote of Security Holders

                                Not applicable.

                                     SJG-8


                                    PART II

Item 5.   Market for the Registrant's Common Stock and

Related Stockholder Matters

     Common equity securities of SJG, owned by its parent company, South Jersey Industries, Inc., are not traded on any stock exchange.

     Cash dividends are usually declared on the Company's common stock on a quarterly basis. SJG is restricted under its First Mortgage Indenture, as supplemented, as to the amount of cash dividends or other distributions that may be paid on its common stock. Retained Earnings free of such restriction approximate $54.1 million at December 31, 1997.


     If preferred stock dividend are in arrears, no dividends may be declared or paid, or other distribution made on the common stock of SJG. If four or more quarterly dividends are in arrears, the Preferred Shareholders may elect a majority of SJG's directors.
See Notes 4 and 10 of the Company's consolidated financial statements for additional information on Capitalization. See
Item 8.

                                     SJG-9

Item 6.   Selected Financial Data

     The following financial data has been obtained from the Company's audited financial statements:

                      (In Thousands Except for Share Data)

                                                 1997        1996        1995        1994        1993
                                             ------------------------------------------------------------
Operating Revenues                              $327,548    $330,335    $282,719    $311,459    $277,581
                                             ============================================================
Operating Income                                 $39,996     $38,849     $35,438     $28,003     $29,555
                                             ============================================================
Income before Preferred Securities Dividend
 Requirement (1)                                  22,000      19,389      15,991      11,200      16,854

Preferred Dividend Requirements:
  Preferred Stock                                   (170)       (174)       (178)       (183)       (187)
  Preferred Securities                            (1,932)          0           0           0           0
                                             ------------------------------------------------------------
Net Income Applicable to Common Stock            $19,898     $19,215     $15,813     $11,017     $16,667
                                             ============================================================
Average Shares of Common Stock Outstanding     2,339,139   2,339,139   2,339,139   2,339,139   2,339,139

Earnings per Common Share                          $8.51       $8.21       $6.76       $4.71       $7.13

Property, Plant and Equipment, Net              $454,239    $421,622    $396,770    $375,093    $351,844
                                             ============================================================
Total Assets                                    $649,113    $599,926    $549,950    $509,987    $482,784
                                             ============================================================
Capitalization:
  Common Equity (2)                             $164,785    $134,564    $130,406    $124,593    $117,113
  Preferred Stock and Securities (3)              37,224       2,314       2,404       2,494       2,584
  Long-Term Debt                                 175,860     149,736     156,784     138,594     130,446
                                             ------------------------------------------------------------
      Total                                     $377,869    $286,614    $289,594    $265,681    $250,143
                                             ============================================================

(1) Included in 1993 is a positive cumulative effect of a change in accounting princple for income taxes amounting $1,235.

(2)  Included are cash contributions to capital as follows:
     1997 - $25.6 million; 1995 - $6.0 million.

(3)  Includes sale in 1997 of $35.0 million Company Guaranteed
     Mandatorily Redeemable Preferred Securities of Subsidiary
     Trust.

                                     SJG-10


Comparative statistical data related to revenues and gas throughput is as follows:

                                             1997        1996        1995        1994        1993
                                         ------------------------------------------------------------
Operating Revenues (Thousands):
 Firm
   Residential                              $176,717    $177,673    $151,720    $151,857    $142,409
   Commercial                                 60,418      70,755      58,135      61,848      57,392
   Industrial                                  5,535       7,540       6,014       8,349      13,609
   Cogeneration & Electric Generation          5,249      16,173      15,725      19,301      23,726
   Firm Transportation                        15,966      10,473      13,930      18,092      13,746
                                         ------------------------------------------------------------
      Total Firm                             263,885     282,614     245,524     259,447     250,882

 Interruptible                                 6,085       7,256       6,786       6,610      11,299
 Interruptible Transportation                  3,507       2,630       2,778       2,985       2,412
 Off-System                                   39,403      28,236      20,360      38,161       8,788
 Capacity Release & Storage                    8,533       4,349       3,374           2           0
 Other                                         6,135       5,250       3,897       4,254       4,200
                                         ------------------------------------------------------------
      Total Operating Revenues              $327,548    $330,335    $282,719    $311,459    $277,581
                                         ============================================================
Throughput (MMcf):
 Firm
   Residential                                19,955      21,699      19,573      19,543      19,368
   Commercial                                  8,067      10,117       8,945       9,276       9,182
   Industrial                                    733       1,238       1,016       1,364       2,599
   Cogeneration & Electric Generation          1,230       5,180       4,860       5,384       6,741
   Firm Transportation                        20,196      12,969      14,417      14,401      10,194
                                         ------------------------------------------------------------
      Total Firm Throughput                   50,181      51,203      48,811      49,968      48,084
                                         ------------------------------------------------------------
 Interruptible                                 1,345       1,618       1,843       1,810       3,105
 Interruptible Transportation                  7,586       5,422       5,888       5,424       4,328
 Off-System                                   14,462       8,571       9,590      16,840       3,563
 Capacity Release & Storage                   36,382      25,460      25,915          46           0
                                         ------------------------------------------------------------
      Total Throughput                       109,956      92,274      92,047      74,088      59,080
                                         ============================================================
Number of Customers at Year End:  (1)
   Residential                               242,132     236,008     230,446     224,394     218,484
   Commercial                                 18,037      17,469      17,179      16,615      16,206
   Industrial                                    398         397         397         397         377
                                         ------------------------------------------------------------
      Total Customers                        260,567     253,874     248,022     241,406     235,067
                                         ============================================================
Maximum Daily Sendout (MMcf)                     355         325         335         370         318
                                         ============================================================
Annual Degree Days                             4,829       5,175       4,865       4,820       4,953
                                         ============================================================
Normal Degree Days (2)                         4,953       4,928       4,936       4,911       4,895
                                         ============================================================


(1)  1996 has been restated.

(2) Average degree days recorded in SJG service territory during 20-year period ended June 30 of prior year.

                                     SJG-11

Item 7.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition

Overview

     South Jersey Gas Company (SJG) is a natural gas distribution company serving 260,567 customers at December 31, 1997, compared with 253,874 customers at December 31, 1996. SJG also makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers for its own sales and for some of its customers. South Jersey Industries, Inc. owns all of the common stock of SJG.

     This report contains certain forward-looking statements concerning projected future financial performance, future operating performance, future plans and courses of action and future economic conditions. All statements in this report other than statements of historical fact are forward-looking statements. These forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the company and therefore involve a number of risks and uncertainties. Management cautions that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

     There are a number of factors that could cause the company's actual results to differ materially from those anticipated, which include, but are not limited to the following: general economic conditions on an international, federal, state and local level; weather conditions in the company's marketing areas; regulatory and court decisions; competition in the company's regulated and deregulated activities; the availability and cost of capital; the company's ability to maintain existing and/or establish successful new alliances and joint ventures to take advantage of marketing opportunities; costs and effects of unanticipated legal proceedings and environmental liabilities; and changes in business strategies.

Competition

     SJG franchises are non-exclusive. Currently no other utility provides retail gas distribution services within its territory. SJG does not expect other utilities to do so in the foreseeable future because of the extensive investment required for utility plant and related costs. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. The market for natural gas sales is subject to competition as a result of deregulation. SJG has enhanced its competitive position while maintaining its margins by using an unbundled tariff which isolates the variable cost of the commodity within SJG's rate structure. Under this tariff, SJG derives substantially all of its profits from the transportation rather than the sale of the commodity. SJG's commercial and industrial customers can choose their supplier while SJG recovers its cost of service and fixed gas costs primarily through its transportation service. In April 1997, SJG initiated its New Jersey Board of Public Utilities (BPU) approved pilot program giving some residential customers a choice of gas suppliers (See "Pilot Program - Choice of Gas Supplier"). SJG believes it has been a leader in addressing the changing marketplace, while maintaining its focus on being a low-cost provider of natural gas and energy services.

Pilot Program - Choice of Gas Supplier

     In April 1997, SJG initiated its BPU-approved pilot program giving residential customers a choice of gas supplier. During the enrollment period, which ended June 30, 1997, nearly 13,000 residential customers applied for this service. Transportation of gas for these customers began on August 1, 1997. Participants' bills are reduced for certain cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in SJG's gas costs and taxes under SJG's BPU-approved fuel clause. The program does not affect its net income, financial condition or margins.

                                     SJG-12

Energy Adjustment Clauses

     SJG's tariff includes a Levelized Gas Adjustment Clause (LGAC), a Temperature Adjustment Clause (TAC), a Remediation Adjustment Clause (RAC) and a Demand Side Management Clause (DSMC). These clauses permit adjustments for changes in gas supply costs, reduce the impact of extreme fluctuations in temperatures on SJG and its customers, recover costs for the remediation of former gas manufacturing plants and recover costs associated with its conservation plan, respectively. The BPU-approved LGAC, RAC and DSMC adjustments are made to match revenues and expenses. TAC adjustments do affect revenue, income and cash flows since extremely cold weather can generate credits to customers, while extremely warm weather during the winter season can result in additional billings to customers.

Status of Year 2000 Conversion

     The Company prepared a Year 2000 Impact and Assessment study and developed a plan for program modification. An outside service was used to identify both informational and logic date variables within the programming codes. This service was completed and expensed in 1997. Presently, the Company is revising affected programming code. As of December 31, 1997, approximately 20% of the programming code was revised. All revisions are scheduled to be completed by early 1999, providing the remainder of 1999 for testing. The conversion costs are estimated at $0.4 million of which approximately $0.1 million was spent as of December 31, 1997. Vendors who provide third party software and support services are being contacted to establish Year 2000 compliance. The Company is also in the process of securing written verification from its key product and service vendors to ensure their compliance.

                             Results of Operations

Operating Revenues

     In 1997, revenues decreased $2.8 million from 1996.   Revenues
increased $47.6 million when comparing 1996 with 1995. In 1997, the revenue decrease is due to lower firm sales resulting from weather which was 6.7 percent warmer than 1996 and increased firm transportation service replacing firm sales. These results were partially offset by the settlement of the base rate case and customer growth. The revenue from transportation excludes commodity costs (See Competition), and SJG's profits are from the transportation rather than the sale of commodity.
Therefore, the migration to firm transportation does not lower SJG's margin. Total sales margin was higher in 1997 due to the impact of a rate increase effective January 27, 1997 (See Regulatory Matters), the addition of 6,700 new customers, increased off-system sales (nonjurisdictional sales) and increased capacity release revenues. The revenue and sales margin increase in 1996 was primarily due to greater firm sales resulting from weather which was 6.4 percent colder than 1995 and a net increase of approximately 5,900 customers. The net customer increase in 1995 was approximately 6,600.

Gas Purchased for Resale

     Gas purchased for resale decreased $5.0 million in 1997 compared with 1996 principally due to decreased unit sales. Gas purchased for resale increased by $39.9 million for 1996 compared with 1995, principally due to increased unit sales. Sources of gas supply include both contract and open-market purchases. SJG is responsible for securing and maintaining its own gas supplies to serve its customers.

     SJG has entered into long-term contracts for natural gas supplies, firm transportation, and firm gas storage service.
The earliest expiration of any of these contracts is 1999. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under tariffs approved by the Federal Energy Regulatory Commission. SJG's cumulative obligation for demand charges and reservation fees for all of these services is approximately $4.6 million per month, which is recovered on a current basis through its LGAC.

                                     SJG-13

Operations

     A summary of net changes in utility operations cost is as follows (in thousands):

                                       1997 vs. 1996    1996 vs. 1995
                                       -------------    -------------

     Other Production Expense             $  (25)          $    19
     Transmission                            (21)                6
     Distribution                            (76)              524
     Customer Accounts and Services         (322)              186
     Sales                                   126               (32)
     Administration and General            3,170            (1,062)
     Other                                  (446)             (244)
                                          ------           -------
                                          $2,406           $  (603)
                                          ======           =======

     Customer Accounts and Service costs decreased in 1997 principally due to a charge in 1996 to increase the Company's reserve for uncollectible accounts and lower payroll costs. Administrative and General costs increased in 1997 principally due to increased payroll, employee benefits (including a $1.5 million death-benefit liability which became payable upon the death of the Company's president in December 1997) and regulatory costs.

     Distribution costs increased in 1996 principally due to greater markout and leak survey activities. The 1996 reduction in administrative and general costs was principally due to decreased data processing, employee welfare and regulatory costs.

Other Operating Expenses

     A summary of principal changes in other expenses for December 31, 1997 and 1996, is as follows (in thousands):


                                       1997 vs. 1996    1996 vs. 1995
                                       -------------    -------------

     Maintenance                          $    77           $  247
     Depreciation                           1,123            1,019
     Federal Income Taxes - Net               932            1,349
     Gross Receipts & Franchise and
      Other Taxes                          (3,497)           2,290


     The increase in maintenance expense is principally due to utility plant production plant maintenance, which includes the amortization of increased environmental remediation costs (such increases are offset by revenue recovery under SJG's RAC). Depreciation is higher in each period principally due to increased investment in property, plant and equipment. Federal Income Tax changes reflect the impact of changes in pre-tax income. The changes in Gross Receipts and Franchise Taxes and Other Taxes are due to changes in volumes of gas sold, which are subject to those taxes. In addition, lower tax rates applied to certain customer classes in 1997.

Interest Charges

     Interest charges decreased in 1997 due to the effect of lower short-term interest resulting from lower levels of short-term debt outstanding. Short-term debt levels were reduced in March 1997 by using proceeds from the sale of $35.0 million of first mortgage bonds by SJG; the application of a $25.6 million cash equity infusion to SJG from SJI and the application of the net proceeds from the sale of the Mandatorily Redeemable Preferred Securities in May 1997. Utility long-term interest increased in 1997 due to increased levels of long-term debt outstanding.

                                     SJG-14

Preferred Securities Dividend Requirements

     Preferred Dividends increased in 1997 due to the issuance of $35.0 million of 8.35% SJG-guaranteed Mandatorily Redeemable
Preferred Securities (See Capital Resources).

Net Income Applicable to Common Stock

     The details affecting net income and earnings per common share are discussed under the appropriate captions above.

Liquidity

     The seasonal nature of gas operations, the timing of construction and remediation expenditures and related permanent financing, as well as mandated tax and sinking fund payment dates require large short-term cash requirements. These are generally met by cash from operations and short-term lines of credit. The Company maintains short-term lines of credit with a number of banks, aggregating $115.0 million of which $69.1 million was available at December 31, 1997. The credit lines are uncommitted and unsecured with interest rates below the prime rate.

     The changes in cash flows from (used in) operating activities are as follows (in thousands):


                                            1997 vs. 1996     1996 vs. 1995
                                            -------------     -------------

  Increases/(Decreases):
  Net Income                                   $   683          $  3,402
  Depreciation and Amortization                    327               868
  Provision for Losses on Accounts
   Receivable                                     (244)              340
  Revenues and Fuel Costs Deferred-Net           4,449            (2,196)
  Deferred and Non-Current Federal
   Income Taxes and Credits - Net               (3,889)            5.947
  Environmental Remediation Costs - Net         (1,682)           (5,381)
  Accounts Receivable                           (2,334)           17,986
  Inventories                                    6,395           (10,511)
  Prepayments and Other Current Assets            (549)              844
  Prepaid Gross Receipts & Franchise
   Taxes - Net                                  (1,011)            5,892
  Accounts Payable and Other Accrued
   Liabilities                                  (3,360)           (2,925)
  Other - Net                                      (47)           (4,651)
                                               -------          --------

        Net Cash from Operating Activities     $(1,262)         $  9,615
                                               =======          ========

     Depreciation and Amortization are non-cash charges to income and do not impact cash flow. Changes in depreciation cost reflect the effect of additions and reductions to fixed assets.

     Increases in Revenues and Fuel Costs Deferred - Net reflect the impact of overcollection of fuel costs or the recovery of previously deferred fuel costs. Decreases reflect the impact of payments or credits to customers for amounts previously overcollected and the undercollection of fuel costs resulting from increases in natural gas costs.

                                     SJG-15

     Increases in Deferred and Non-Current Federal Income Taxes and Credits - Net represent the excess of taxes accrued over amounts paid. Decreases reflect the impact of taxes paid in excess of amounts accrued. Generally, deferred income taxes related to deferred fuel costs will be paid in the next year.

     Changes in Environmental Remediation Costs - Net represent the difference between remediation expenditures and amounts collected under the RAC and insurance recoveries..

     Changes in Accounts Receivable are generally weather and price related. Changes impact cash flows when collected in subsequent periods.

     Changes in Inventory reflect the impact of seasonal requirements, temperatures and price changes.

     Changes in Prepaid Gross Receipts & Franchise Taxes reflect the impact of excess taxes paid over taxes accrued. However, significant timing differences exist in cash flows during the year since SJG must pay the full year's tax on April 1 of each year and amortize any prepaid tax over the remainder of the year, on the basis of gas volumes sold. SJG uses short-term borrowings to make these tax payments which result in a temporary increase in the short-term debt level. The carrying costs of timing differences are recognized in base utility rates.

     As stated in Note 1, on January 1, 1998, the Gross Receipts and Franchise Taxes were being replaced with a 6 percent State Sales and Use Tax, a 9 percent State Corporation Business Tax on income before taxes and a Transitional Energy Facilities
Assessment (TEFA) on volumes of gas sold and transported.  The
TEFA will be phased out over 5 years beginning January 1, 1999. Approximately 50 percent of the new taxes will be paid in monthly installments during the first 6 months of the year and the principal portion of the remaining taxes will be paid on June 25, 1998, and on May 15 of each year thereafter. New rates became effective on January 1, 1998, and are subject to change following BPU approval which is expected in early 1998.

     Changes in Accounts Payable and Other Current Liabilities reflect the impact of timing differences between the accrual and payment of costs.

Regulatory Matters

     On January 27, 1997, the BPU granted SJG a base rate increase of $6.0 million based on a 9.62 percent rate of return on rate base, which included an 11.25 percent return on common equity.
The majority of this increase comes from residential and small commercial customers. Part of the increase is recovered from new service fees which charge specific customers for costs they cause SJG to incur. Additionally, SJG is now allowed to retain the first $5.5 million of pre-tax margins generated by interruptible and off-system sales and transportation and 20 percent of pre-tax margins above that level. In 1998 and 1999, this $5.5 million threshold will increase by the annual revenue requirement associated with specified major construction projects. These sharing formula improvements are expected to result in additional rate relief of approximately $0.3 million in 1998 and $1.8 million in 1999.

     Rates of return are calculated by weighting SJG's individual capital cost rates by the proportion of each respective type of capital. This requires selecting appropriate capital structure ratios and determining the cost rate for each capital component as determined in each rate proceeding.

     In setting a rate of return, the BPU must provide a utility and its investors with a return that is commensurate with the risk to which the invested capital is exposed so that the utility has access to the capital required to meet its public service responsibility.

     Also on January 27, 1997, the BPU approved SJG's request for a $2.5 million revenue reduction through the TAC. This is the standard BPU procedure used to credit customers with previously collected revenues, which were in excess of those allowed by the TAC (See "Energy Adjustment Clauses"). This revenue reduction reflects the TAC's normal operation, as does the BPU's confirmation of the decrease.

                                     SJG-16

     In April 1996, SJG received BPU approval to increase its rates to recover approximately $8.0 million of increased natural gas costs through the LGAC. In September 1996, SJG filed to reduce its rates through its 1996-97 LGAC reflecting a $1.4 million decrease in natural gas costs. Updated projections of the 1996-97 LGAC year results were rolled into the 1997-98 LGAC year and filed with the BPU on September 12, 1997. The 1997-98 LGAC filing requested a rate increase to reflect an increase of $4.7 million in natural gas costs, inclusive of the $1.4 million reduction related to the 1996-97 LGAC filing. Both filings are still pending at the BPU.

     The adoption of FASB No. 109, "Accounting for Income Taxes" in 1993 primarily resulted in creating a regulatory asset and a deferred income tax liability. As a result of positions taken in the 1994 rate case, the amortization of the asset is being recovered through rates over an 18-year period which began in December 1994. Also, FASB No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", adopted by the Company in 1993, requires an accrual basis of accounting for retiree benefit payments during the years of employment. The Company elected to recognize the unfunded transition obligation over a 20-year period beginning in 1993. The majority of the postretirement benefit costs apply to SJG, which previously recovered these costs through rates on a pay-as-you-go basis. A December 1994 BPU order provided for partial recovery of costs associated with FASB No. 106 and prescribed continued deferral of unrecovered costs. Also, beginning in 1995, an external trust was established towards funding postretirement benefit costs. Rate recovery in excess of SJG's pay-as-you-go requirement is contributed to the trust and provides no operating benefit to SJG except to the extent that trust income reduces future net periodic cost. Gross contributions to the trust amounted to $2.0 million in 1997 and the balance of the regulatory asset amounted to $6.1 million at December 31, 1997. This amount will be recovered from ratepayers over a 15-year period beginning January 1, 1998, as approved by the BPU in December 1997. In addition, the BPU approved full recovery of the net periodic benefit cost.

     The Company incurred and recorded certain costs for environmental remediation of sites where SJG or predecessor companies operated gas manufacturing plants. SJG terminated manufactured gas operations at all sites more than 35 years ago.

     Since the early 1980s, the Company has recorded environmental remediation costs of $90.2 million, of which $37.8 million was expended as of December 31, 1997. The Company, with the assistance of an outside consulting firm, estimates that total future expenditures to remediate SJG sites will range from $52.4 million to $165.6 million. The lower end of this range was recorded as a liability and is reflected on the balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities". Recorded environmental remediation costs of SJG do not directly affect earnings because those costs are deferred and, when expended, recovered through rates over 7-year amortization periods as authorized by the BPU. Amounts accrued for future expenditures were not adjusted for future insurance recoveries, which management is pursuing. SJG received $4.2 million of insurance recoveries as of December 31, 1997. SJG used these proceeds first to offset legal fees incurred in connection with those recoveries and used the excess to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual expenditures could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site specific requirements.

     As a result of the 7-year recovery mechanism, SJG does not expense environmental remediation costs when incurred and defers costs to be recovered. SJG has two regulatory assets associated with environmental cost. The first regulatory asset is titled "Environmental Remediation Cost: Expended - Net". These expenditures represent actual costs incurred to remediate former gas manufacturing plant sites net of rate and insurance recoveries. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation".
The BPU allowed recovery of these expenditures through July 1995 and petitions to recover these costs through July 1997 are pending.

     The other regulatory asset titled "Environmental Remediation
Cost: Liability for Future Expenditures" relates to estimated future expenditures determined under the guidance of FASB No. 5, "Accounting for Contingencies". This amount, which relates to former manufactured gas plant sites was recorded as a deferred debit with the corresponding amount reflected in Current Liabilities and Deferred Credits and Other Non-Current

                                     SJG-17

Liabilities, as appropriate. The deferred debit is a regulatory asset under FASB No. 71, because the BPU's intent, as evidenced by its current practice, is to provide recovery sufficient to recover the deferred costs after they are expended.

     Annually, SJG files with the BPU to recover expended remediation costs in rates. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of December 31, 1997, SJG's unamortized remediation expenditures of $21.0 million are reflected on the balance sheet under the caption "Regulatory and Other
Non-Current Assets." Since BPU approval of the RAC mechanism in August 1992, SJG recovered $12.6 million as of December 31, 1997.

     On July 31, 1996 and 1997, SJG made its annual filings with the BPU to recover remediation costs expended during the period of August 1995 through July 1997 totaling $1.6 million. Both filings were subsequently updated and are still pending at the BPU.

     On September 9, 1997, SJG filed with the BPU to adjust rates by replacing the current State Gross Receipts and Franchise Tax components with a Sales and Use Tax, a Corporation Business Tax and a Transitional Energy Facilities Assessment (See
"Liquidity").

     On May 5, 1997, SJG filed with the BPU to update rates related to appliance service charges, including a profit margin. The new rates are competitive with other service providers in New Jersey and are designed to increase earnings and cash flows to SJG over the current rates. This filing is pending.

     The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. A group of Atlantic City casinos filed a petition with the BPU on January 16, 1996, alleging overcharges of over $10.0 million, including interest. Management believes that charges to the casinos were based on applicable tariffs and that the casinos were not qualified under less expensive rate schedules, as claimed. Management believes that the ultimate impact of these actions will not materially affect the Company's financial position, results of operations or liquidity.

Capital Resources

     The Company has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities, equipment and for environmental cleanup costs. Net construction and remediation expenditures for 1997 amounted to $54.9 million. The costs for 1998, 1999 and 2000 are estimated at approximately $61.8 million, $58.6 million and $47.8 million, respectively. These investments are expected to be funded from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of first mortgage bonds, capital leases and RAC recoveries.

     On March 21, 1997, SJG sold $35.0 million of its First Mortgage Bonds, 7.7% Series due 2027.

     On May 2, 1997, SJG's Delaware statutory trust subsidiary, SJG Capital Trust, sold $35.0 million of 8.35% SJG-guaranteed
Mandatorily Redeemable Preferred Securities. The Trust holds as its sole asset the 8.35% Deferrable Interest Subordinated
Debentures issued by SJG maturing  April 30, 2037.  The
Debentures and Preferred Securities are redeemable at the option of SJG at a redemption price equal to 100 percent of the principal amount at any time on or after April 30, 2002.

     In January 1996, SJG redeemed a total of $5,258,000 of its 8-1/4% Series First Mortgage Bonds maturing in 1996 and 1998. In April 1996, SJG redeemed the remaining balance of its 9.2% Series First Mortgage Bonds due 1998 amounting to $2,667,000.

                                     SJG-18

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

                                     SJG-19

Item 8.   Financial Statements and Supplementary Data



                          INDEPENDENT AUDITOR'S REPORT



To the Shareholder and Board of Directors of South Jersey Gas Company:

We have audited the consolidated balance sheets of South Jersey Gas Company and subsidiary as of December 31, 1997 and 1996 and the related statements of consolidated income, consolidated retained earnings and consolidated cash flows for each of the three years in the period ended December 31, 1997. Our audits included the financial statement schedule listed in Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of South Jersey Gas Company and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December
31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 18, 1998


                                     SJG-20

                          SOUTH JERSEY GAS COMPANY

                         CONSOLIDATED BALANCE SHEETS
                               (In Thousands)

                                                         December 31,
                                                    -----------------------
                                                       1997         1996
                                                    -----------  -----------
ASSETS

PROPERTY, PLANT AND EQUIPMENT: (Notes 1, 3 & 7)
  Utility Plant, at original cost                     $619,489     $577,304
  Accumulated Depreciation                            (167,176)    (157,682)
  Gas Plant Acquisition Adjustment - Net                 1,926        2,000
                                                    -----------  -----------
      Property, Plant and Equipment - Net              454,239      421,622
                                                    -----------  -----------
CURRENT ASSETS:
  Cash & Cash Equivalents (Note 1 & 9)                   6,596        7,469
  Accounts Receivable:
    Customers (Notes 2 & 3)                             25,303       28,733
    Unbilled Revenues (Note 1)                          17,263       17,855
    Merchandise                                          1,977        2,260
    Other                                                2,836          508
    Provision for Uncollectibles                        (1,032)      (1,032)
  Natural Gas in Storage, average cost                  23,877       22,638
  Materials and Supplies, average cost                   4,509        4,055
  Prepaid Gross Receipts and Franchise Taxes
   (Notes 1, 2 & 6)                                        566        1,602
  Prepayments and Other                                  1,661        1,562
                                                    -----------  -----------
      Total Current Assets                              83,556       85,650
                                                    -----------  -----------
ACCOUNTS RECEIVABLE - Merchandise                        1,449        1,999
                                                    -----------  -----------
REGULATORY AND OTHER NON-CURRENT ASSETS:
  Environmental Remediation Costs: (Note 12)
    Expended - Net                                      21,041       15,566
    Liability for Future Expenditures                   52,400       41,700
  Gross Receipts and Franchise Taxes (Note 6)            4,028        4,468
  Income Taxes - Flowthrough Depreciation (Note 6)      13,999       14,977
  Deferred Fuel Costs (Note 1)                           3,674          404
  Deferred Postretirement Benefit Costs
   (Notes 2 & 11)                                        6,150        5,153
  Other                                                  8,577        8,387
                                                    -----------  -----------
     Total Regulatory and Other Non-Current Assets     109,869       90,655
                                                    -----------  -----------
     TOTAL                                            $649,113     $599,926
                                                    ===========  ===========

The accompanying notes to the financial statements are an integral part of these statements.

                                   SJG-21


                          SOUTH JERSEY GAS COMPANY

                         CONSOLIDATED BALANCE SHEETS
                               (In Thousands)

                                                          December 31,
                                                    ------------------------
                                                        1997        1996
                                                    -----------  -----------
CAPITALIZATION AND LIABILITIES

COMMON EQUITY: (Note 10)
  Common Stock, Par Value $2.50 per share:
    Authorized - 4,000,000 shares
    Outstanding - 2,339,139 shares                      $5,848       $5,848
  Other Paid-In Capital and Premium on
   Common Stock                                        102,817       77,194
  Retained Earnings                                     56,120       51,522
                                                    -----------  -----------
      Total Common Equity                              164,785      134,564
                                                    -----------  -----------
PREFERRED STOCK AND SECURITIES:  (Note 4)
  Redeemable Cum. Pref.: Par Value $100 per share,
   Auth. 47,304 and 48,204 shares, respectively
   Outstanding shares:
    Series A, 4.70% -  3,000 and 3,900 shares              300          390
    Series B, 8.00% - 19,242 shares                      1,924        1,924
  Company-Guaranteed Mandatory Redeemable
   Preferred Securities of Subsidiary Trust:
   Par Value $25 per share, 1,400,000 shares
   Authorized and Outstanding                           35,000            0
                                                    -----------  -----------
     Total Preferred Stock and Securities               37,224        2,314
                                                    -----------  -----------
LONG-TERM DEBT (Notes 7 & 8)                           175,860      149,736
                                                    -----------  -----------
     Total Capitalization                              377,869      286,614
                                                    -----------  -----------

CURRENT LIABILITIES:
  Notes Payable to Banks (Note 9)                       45,900      108,300
  Current Maturities of Long-Term Debt (Note 7)          8,876        6,603
  Accounts Payable (Note 3)                             45,623       48,347
  Customer Deposits                                      5,871        6,050
  Environmental Remediation Costs (Notes 2 & 12)        14,373        9,377
  Interest and Other Accrued Current Liabilities         7,689        2,161
                                                    -----------  -----------
     Total Current Liabilities                         128,332      180,838
                                                    -----------  -----------
DEFERRED CREDITS & OTHER NON-CURRENT LIABILITIES:
  Accum. Deferred Inc Taxes-Net (Notes 5 & 6)           81,847       78,415
  Investment Tax Credits (Note 6)                        5,632        6,025
  Pension & Other Postretirement Benefit (Note 11)      10,798        9,551
  Environmental Remediation Costs (Notes 2 & 12)        38,027       32,323
  Other                                                  6,608        6,160
                                                    -----------  -----------
     Total Deferred Credits and Other Non-Current
      Liabilities                                      142,912      132,474
                                                    -----------  -----------
COMMITMENTS AND CONTINGENCIES (Note 12)

     TOTAL                                            $649,113     $599,926
                                                    ===========  ===========

The accompanying notes to the financial statements are an integral part of these statements.

                                     SJG-22


                                 SOUTH JERSEY GAS COMPANY

                 STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                           (In Thousands Except for Share Data)

                                                            Year Ended December 31,
                                                     ------------------------------------
                                                        1997         1996         1995
                                                     ----------   ----------   ----------
OPERATING REVENUES:
  Utility (Notes 1 & 3)                               $324,766     $327,317     $279,764
  Other                                                  2,782        3,018        2,955
                                                     ----------   ----------   ----------
     Total Operating Revenues                          327,548      330,335      282,719
                                                     ----------   ----------   ----------
OPERATING EXPENSES:
  Gas Purchased for Resale                             181,166      186,141      146,238
  Operation - Utility (Note 11)                         41,265       38,413       38,772
  Operation - Other                                      1,794        2,240        2,484
  Maintenance                                            5,482        5,405        5,158
  Depreciation (Note 1)                                 15,962       14,839       13,820
  Federal Income Taxes (Notes 1 & 5)                     5,461          640        5,238
  Deferred and Non-current Federal Income
   Taxes (Notes 1 & 5)                                   6,491       10,379        4,430
  Investment Tax Credit Deferred - Net (Note 6)           (393)        (392)        (390)
  Gross Receipts & Franchise Taxes (Notes 1,2&6)        27,808       31,419       29,115
  Other Taxes                                            2,516        2,402        2,416
                                                     ----------   ----------   ----------
      Total Operating Expenses                         287,552      291,486      247,281
                                                     ----------   ----------   ----------
OPERATING INCOME                                        39,996       38,849       35,438

INTEREST CHARGES (Note 1)                               17,996       19,460       19,447
                                                     ----------   ----------   ----------
INCOME BEFORE PREFERRED DIVIDEND REQUIREMENTS           22,000       19,389       15,991
PREFERRED STOCK DIVIDEND REQUIREMENTS                      170          174          178
PREFERRED SECURITIES DIVIDEND REQUIREMENTS               1,932            0            0
                                                     ----------   ----------   ----------
NET INCOME APPLICABLE TO COMMON STOCK                   19,898       19,215       15,813
RETAINED EARNINGS AT BEGINNING OF YEAR                  51,522       47,364       47,551
                                                     ----------   ----------   ----------
      TOTAL                                             71,420       66,579       63,364
COMMON STOCK DIVIDENDS DECLARED                         15,300       15,057       16,000
                                                     ----------   ----------   ----------
RETAINED EARNINGS AT END OF YEAR (Note 10)             $56,120      $51,522      $47,364
                                                     ==========   ==========   ==========
AVERAGE SHARES OF COMMON STOCK OUTSTANDING           2,339,139    2,339,139    2,339,139


EARNINGS PER COMMON SHARE                                $8.51        $8.21        $6.76
                                                     ==========   ==========   ==========
DIVIDENDS PAID PER COMMON SHARE                         $6.541       $6.437       $6.840
                                                     ==========   ==========   ==========

The accompanying notes to the financial statements are an integral part of these statements.

                                     SJG-23

                               SOUTH JERSEY GAS COMPANY

                        STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    (In Thousands)

                                                         Year Ended December 31,
                                                    ---------------------------------
                                                       1997        1996        1995
                                                     ---------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income Applicable to Common Stock                 $19,898     $19,215    $15,813

Adjustments to Reconcile Net Income to Cash Flows
 Provided by Operating Activities:
  Depreciation and Amortization                        17,867      17,540     16,672
  Provision for Losses on Accounts Receivable           1,371       1,615      1,275
  Revenues and Fuel Costs Deferred - Net               (3,270)     (7,719)    (5,523)
  Deferred and Non-Current Federal Income Taxes
   and Credits - Net                                    6,098       9,987      4,040
  Environmental Remediation Costs - Net                (5,475)     (3,793)     1,588
  Changes in:
    Accounts Receivable                                   606       2,940    (15,046)
    Inventories                                        (1,693)     (8,088)     2,423
    Prepayments and Other Current Assets                  (99)        450       (394)
    Prepaid Gross Receipts & Franchise Taxes-Net        1,036       2,047     (3,845)
    Accounts Payable & Other Accrued Liabilities        2,625       5,985      8,910
  Other - Net                                             824         871      5,522
                                                     ---------   ---------   --------
Net Cash Provided by Operating Activities              39,788      41,050     31,435
                                                     ---------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures, Cost of Removal & Salvage       (49,462)    (40,371)   (40,978)
                                                     ---------   ---------   --------
Net Cash Used in Investing Activities                 (49,462)    (40,371)   (40,978)
                                                     ---------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Repayments of)Borrowings from Lines of Credit    (62,400)     32,000     (3,900)
Proceeds from Sale of Long-Term Debt                   35,000           0     30,000
Principal Repayments of Long-Term Debt                 (6,603)    (12,256)    (6,851)
Dividends on Common Stock                             (15,300)    (15,057)   (16,000)
Proceeds from Issuance of Preferred Securities         35,000           0          0
Repurchase of Preferred Stock                             (90)        (90)       (90)
Payments for Issuance Costs of Long-Term Debt
 and Preferred Securities                              (2,429)          0       (647)
Additional Investment by Shareholder                   25,623           0      6,000
                                                     ---------   ---------   --------
Net Cash Provided by Financing Activities               8,801       4,597      8,512
                                                     ---------   ---------   --------
NET (DECREASE)INCREASE IN CASH & CASH EQUIVALENTS        (873)      5,276     (1,031)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        7,469       2,193      3,224
                                                     ---------   ---------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $6,596      $7,469     $2,193
                                                     =========   =========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (Net of Amounts Applicable to LGAC
     Overcollections and Amounts Capitalized)         $18,268     $19,985    $16,632
    Income Taxes (Net of Refunds)                      $4,382      $1,733     $5,976

The accompanying notes to the financial statements are an integral part of these statements.

                                     SJG-24

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

     Regulation - SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU) and maintains its accounts in accordance with the prescribed Uniform System of Accounts of that Board (See Note 2).

     Utility Revenues - SJG bills most of its customers on a monthly cycle basis, although certain commercial and industrial customers are billed at or near the end of each month. An accrual is made to recognize the unbilled revenues from the date of the last bill to the end of period.

     In accordance with a BPU order, SJG is allowed to recover the excess cost of gas sold over the cost included in base rates through the Levelized Gas Adjustment Clause (LGAC). This collection is made on a forecasted basis upon BPU order. Under-recoveries and over-recoveries of gas costs are deferred and included in the determination of the following year's LGAC. Interest is paid on overcollected LGAC balances based on SJG's return on rate base as determined in its base rate proceedings.

     SJG's tariff also includes a Temperature Adjustment Clause
(TAC) and a Remediation Adjustment Clause (RAC). These clauses are designed to reduce the impact of extreme fluctuations in temperatures on SJG and its customers, and recover costs incurred in the remediation of former gas manufacturing plants, respectively. TAC adjustments affect revenue, income and cash flows since extremely cold weather can generate credits to customers, while extremely warm weather during the winter season can result in additional billings to customers. RAC adjustments do not directly affect earnings because costs are deferred and recovered through rates over 7-year amortization periods (See
Note 12).

     Property, Plant & Equipment - Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions, replacements and renewals of property is charged to the appropriate plant account. Utility plant by major classes as of December 31, 1997 and 1996 is as follows (in thousands):

                                     SJG-25


                                          1997          1996
                                        --------      --------
     Utility Plant:

     Production Plant                   $    971      $    996
     Storage Plant                         8,210         8,092
     Transmission Plant                   66,726        61,169
     Distribution Plant                  513,536       477,968
     General Plant                        26,096        25,142
     Intangible Plant                        267           181
     Utility Plant in Service            615,806       573,548
     Construction Work in Progress         2,361         2,434
     Gas Stored - Base Gas                 1,322         1,322
                                        --------      --------
           Total Utility Plant          $619,489      $577,304
                                        ========      ========


     Depreciation and Amortization - Depreciation of gas utility plant is provided on a straight-line basis over the estimated remaining lives of the various classes of property. These estimates are periodically reviewed and adjustments are made as required after BPU approval. The composite rate per annum for all depreciable utility property was approximately 2.8% in 1997, 1996 and 1995. Generally, with the exception of extraordinary retirements, accumulated depreciation is charged with the cost of depreciable utility property retired, together with removal costs less salvage. The gas plant acquisition adjustment is being amortized on a straight-line basis over a 40-year period. The unamortized balance amounting to $1.9 million at December
31, 1997 is not included in rate base.

     New Accounting Pronouncements - In March 1995, the Financial Accounting Standards Board (FASB) issued FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SJG adopted this statement in 1996. It requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of FASB No. 121 had no impact on the financial statements.


     In February 1997, the Financial Accounting Standards Board issued FASB No. 128, "Earnings per Share", which is effective for financial statements for periods ending after December 15, 1997. FASB No. 128 supersedes previous reporting requirements on Earnings per Share (EPS) and replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with a complex capital structure when those amounts are different The adoption of FASB No. 128 did not have an impact on the Company's EPS.

     In June 1997, the FASB issued FASB No. 130, "Reporting Comprehensive Income". This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for annual periods beginning after December 15, 1997. The Company currently has no additional items qualifying as other comprehensive income under FASB No. 130 and, therefore, believes its adoption will not have any impact on the Company's financial statements.

     In June 1997, the FASB also issued FASB No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is also effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting of selected information about operating segments in the Company's interim and annual financial statements. The Company is evaluating whether the adoption of this statement will result in any change to its presentation of financial information. The

                                     SJG-26

Company expects to adopt FASB No. 131 effective January 1, 1998;
however, as permitted by this statement, segment information will not be reported in interim financial statements until 1999.

     Federal Income and Other Taxes - Deferred Income Taxes are provided for all significant temporary differences between book and taxable income (See Notes 5 & 6).

     On July 14, 1997, legislation reforming the taxation of energy in New Jersey was adopted. The new law eliminates the Gross Receipts and Franchise Tax (equivalent to approximately 13 percent of utility revenue) and replaces it with a combination of taxes. Beginning January 1, 1998, retail sales of natural gas and electricity and utility services, including transportation, will be subject to the 6 percent State Sales and Use Tax. Utilities will also be subject to the 9 percent State Corporation Business Tax on income before taxes. To bridge the revenue gap created by the new tax law, the State will impose a Transitional Energy Facilities Assessment (TEFA) on volumes of gas sold and transported. The TEFA will be phased out over a 5-year period beginning January 1, 1999 and ending January 1,
2003. It is expected that the revised tax policy will eliminate tax disparities between utility and non-utility suppliers, providing fair competition and lower energy costs for the consumer. The adoption of the new legislation will not materially affect the Company's financial position, results of operations or liquidity (See Note 2)

     Statements of Cash Flows - For purposes of reporting cash flows, all highly liquid investments with original maturities of three months or less are considered cash equivalents.

2.   RECENT REGULATORY ACTIONS:

     On April 10, 1996, SJG received approval from the BPU to increase its rates by approximately $8.0 million, or 2.9 percent, through its LGAC. The primary reason for the LGAC increase was higher natural gas costs incurred by the Company during November and December 1995 due to weather that was colder than normal.

     On June 20, 1996, SJG received approval from the BPU to recover environmental remediation costs incurred during the 2-year period ended July 31, 1995, totaling $1.5 million, net of insurance recoveries. On July 31, 1996 and 1997, SJG made its annual filings with the BPU to recover remediation costs expended during the period of August 1995 through July 1997 totaling $1.6 million. Both filings were subsequently updated and are still pending at the BPU (See Note 12).

     On September 6, 1996, SJG made its annual LGAC and TAC filings with the BPU proposing a decrease to the LGAC of $1.4 million and a credit resulting from the TAC of $2.5 million. The TAC credit resulted from significantly colder weather in SJG's service area during the TAC period running from October 1, 1995 through May 31, 1996. The BPU approved the revenue reduction for the TAC credit on January 27, 1997. While customers received the credit in their bills during 1997, the earnings impact was reflected in the 1996 results of operations.

     On January 27, 1997, the BPU granted SJG a base rate increase of $6.0 million based on a 9.62 percent rate of return on rate base, which included an 11.25 percent return on common equity.
The majority of this increase comes from residential and small commercial customers. Part of the increase is recovered from new miscellaneous service fees which charge specific customers for costs they cause SJG to incur. Additionally, SJG is now allowed to retain the first $5.5 million of pre-tax margins generated by interruptible and off-system sales and transportation and 20 percent of pre-tax margins above that level. In 1998, this $5.5 million threshold will increase by the annual revenue requirement associated with specified major construction projects. These sharing formula improvements are expected to result in additional rate relief of approximately $0.3 million in 1998 and $1.8 million in 1999.

     As part of the tariff changes approved in the rate case, SJG initiated its pilot program in April 1997, giving residential customers a choice of gas supplier. During the enrollment period, which ended June 30, 1997, nearly 13,000 residential customers applied for this service. Transportation of gas for

                                     SJG-27

these customers began on August 1, 1997. Participant's bills are reduced for certain cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in SJG's gas costs and taxes under SJG's BPU-approved fuel clause. The program does not affect its net income, financial condition or margins. In addition, because the program affects only 5 percent of SJG's residential customers, any reduction in revenue is not material. Also, SJG further expanded the choices available to commercial and industrial customers, including a new transportation tariff providing savings to qualified customers.

     On May 5, 1997, SJG filed with the BPU to update rates related to appliance service charges, including a profit margin. The new rates are competitive with other service providers in New Jersey and are designed to increase earnings and cash flows to SJG over the current rates. The filing is pending.

     On May 13, 1997, SJG filed to recover additional post-retirement benefit costs of approximately $1.3 million annually. This recovery was approved on December 17, 1997, and began January 1, 1998 (See Note 11).

     On September 9, 1997, SJG filed with the BPU to adjust rates by replacing the current State Gross Receipts and Franchise Tax components with a Sales and Use Tax, a Corporation Business Tax and a Transitional Energy Facilities Assessment. The new rates became effective January 1, 1998, on an interim basis subject to refund upon final BPU order which is expected in early 1998.

     On September 12, 1997, SJG made its annual LGAC, TAC and Demand Side Management Clause (DSMC) filings with the BPU for the period November 1997 through October 1998. In this filing, SJG requested an increase in the annual level of LGAC recovery of $4.7 million which is inclusive of the $1.4 million proposed decrease filed in 1996. It also requested that the 1996-1997 filing be resolved simultaneously with this filing. Both filings are still pending at the BPU.

3.   RELATED PARTY TRANSACTIONS:

     SJG had contracted with R & T Group, Inc., a wholly owned subsidiary of Industries, for general utility construction and environmental remediation services costing approximately $1,895,500, $7,257,800 and $6,852,700 for the years ended
December 31, 1997, 1996 and 1995, respectively. The amounts payable to R & T Group, Inc. relating to these services were $-0- and $1,445,100 at December 31, 1997 and 1996, respectively.

     SJG engages in sales of natural gas for resale pursuant to
Section 284.402 of the Regulations of the Federal Energy Regulatory Commission which included sales to South Jersey Energy Company (SJE) and South Jersey Fuel Company (SJF), affiliates by common ownership of Industries. Sales to SJE approximated $48,200, $339,700 and $2,365,400 for the years ended December 31, 1997, 1996 and 1995, respectively. The amount due from SJE relating to these sales was $6,000 at December 31, 1997. SJG also engaged in sales with SJF. Such sales approximated $ -0-, $663,800 and $25,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

4.   PREFERRED STOCK AND SECURITIES:

     Redeemable Cumulative Preferred Stock - The shares of Cumulative Preferred Stock, Series A and Series B, are redeemable at the option of SJG in whole or in part, plus accrued dividends, at a premium of 1.5% of par value on the Series A shares and at par value on the Series B shares. SJG is required to offer annually to purchase 900 and 1,500 shares of its Cumulative Preferred Stock, Series A and Series B, respectively, at par value, plus accrued dividends.

     If preferred stock dividends are in arrears, no dividends may be declared or paid, or other distribution made on the Common
Stock of SJG. If four or more quarterly dividends are in arrears, the Preferred Shareholders may elect a majority of SJG's Directors.

                                     SJG-28

     Mandatorily Redeemable Preferred Securities - On May 2, 1997, SJG's statutory trust subsidiary, SJG Capital Trust (Trust), established in the State of Delaware on March 24, 1997, sold
$35.0 million of 8.35% SJG-Guaranteed Mandatorily Redeemable Preferred Securities. The Trust holds as its only asset the 8.35% Deferrable Interest Subordinated Debentures issued by SJG which mature on April 30, 2037, which is also the maturity date of the Preferred Securities. The Debentures and Preferred Securities are redeemable at the option of SJG at a redemption price equal to 100% of the principal amount thereof at any time on or after April 30, 2002.

5.   FEDERAL INCOME TAXES:

     SJG is included in the consolidated Federal Income tax return filed by Industries. The actual taxes, including credits, are allocated by Industries to its subsidiaries generally on a separate return basis. Income tax expense applicable to operations differs from the tax that would have resulted by applying the statutory rate to income before Federal
Income Tax for the following reasons (in thousands):


                                            1997        1996       1995
                                           -------     -------    -------

Tax at Statutory Rate                      $11,069     $10,506    $ 8,844
Increase (Decrease) Resulting from:
  Amortization of Investment
   Tax Credits (ITC)                          (393)       (392)      (390)
  Liberalized Depreciation Under Book
   Depreciation on Utility Plan                664         664        664
  Other - Net                                  219        (151)       160
                                           -------     -------    -------
      Net Federal Income Taxes             $11,559     $10,627    $ 9,278
                                           =======     =======    =======


     The provision for Federal Income Taxes is comprised of the following (in thousands):


                                            1997        1996       1995
                                           -------     -------    -------


Current                                    $ 5,461     $   640    $ 5,238
Deferred:                                  -------     -------    -------
  Excess of Tax Depreciation
   Over Book Depreciation - Net              4,496       4,608      4,262
  Deferred Fuel Costs                          349       3,340      1,380
  Environmental Remediation Costs - Net      2,017       1,214       (556)
  Amortization of Gross Receipts Taxes        (140)       (140)      (136)
  Alternative Minimum Tax                        0       1,929          0
  Other - Net                                 (231)       (572)      (520)
                                           -------      ------     ------
      Total Deferred                         6,491      10,379      4,430
                                           -------      ------     ------
ITC                                           (393)       (392)      (390)
                                           -------     -------    -------
      Net Federal Income Taxes             $11,559     $10,627    $ 9,278
                                           =======     =======    =======


     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of SJG's net deferred tax liability at December 31, 1997 and 1996, are as follows (in thousands):

                                     SJG-29

                                                    1997        1996
                                                   -------     -------
     Deferred Tax Liabilities:

       Tax Depreciation over Book Depreciation $62,879 $60,123 Difference between Book and Tax Basis
        of Property                                  5,579       5,215
       Deferred Fuel Costs                           5,078       4,720
       Deferred Regulatory Costs                       996       1,189
       Environmental Remediation Costs               7,463       5,332
       Excess Protected                              3,485       3,550
       Gross Receipts Taxes                          1,424       1,564
       Other                                           901       1,984
                                                   -------     -------
           Total Deferred Tax Liabilities           87,805      83,677
                                                   -------     -------
     Deferred Tax Assets:

       Alternative Minimum Tax                         843         694
       ITC Basis Gross Up                            3,004       3,207
       Other                                         2,111       1,361
                                                   -------     -------
           Total Deferred Tax Assets                 5,958       5,262
                                                   -------     -------
           Net Deferred Tax Liability              $81,847     $78,415
                                                   =======     =======


     As of December 31, 1997 and 1996, income taxes due (to) from Industries were approximately ($514) and $2,387,700, respectively.

6.   REGULATORY ASSETS AND DEFERRED CREDITS - FEDERAL AND OTHER TAXES:

     The primary asset created as a result of adopting FASB No. 109, "Accounting for Income Taxes", was income taxes - flowthrough depreciation in the amount of $17.6 million as of January 1, 1993. This amount represented the recording of the net tax effect of excess liberalized depreciation over book depreciation on utility plant because of temporary differences for which, prior to FASB No. 109, deferred taxes had not previously been provided. These tax benefits were previously flowed through in rates. As a result of positions taken in the 1994 rate case, the amortization of the regulatory asset is being recovered through rates over an 18-year period which began in December
1994.

     The ITC attributable to SJG was deferred and continue to be amortized at the annual rate of 3 percent, which approximates the life of the related assets.

     Effective March 1, 1978, SJG began and continued to accrue through 1991 for Gross Receipts and Franchise Taxes (GRAFT) on current revenues rather than on the previous basis of prior period revenues. The one-time increase resulting from this change has been deferred and is being amortized on a straight-line basis to operations over a 30-year period. In June 1991, New Jersey adopted GRAFT legislation accelerating tax payments, the carrying costs on which are being recovered from ratepayers. The legislation also changed the basis of the tax to gas volumes rather than percentage of revenue (See Note 1).

                                     SJG-30

7.   LONG-TERM DEBT:  (A)

                                              Principal Outstanding
                                                  December 31,
                                                 (In Thousands)
                                                1997         1996
                                              --------     --------

     First Mortgage Bonds:  (B)
       8.19%   Series due 2007                $ 22,727     $ 25,000
       10 1/4% Series due 2008                  25,000       25,000
       9%      Series due 2010                  28,438       30,625
       6.95%   Series due 2013                  35,000       35,000
       7.7%    Series due 2027 (C)              35,000            0
     Unsecured Notes:
       Term Note, 8.47% due 2001 (D)             8,571       10,714
       Debenture Notes, 8.6% due 2010           30,000       30,000
                                              --------     --------
     Total Long-Term Debt Outstanding          184,736      156,339

     Less Current Maturities                     8,876        6,603
                                              --------     --------
     Long-Term Debt                           $175,860     $149,736
                                              ========     ========

     (A) Long-Term Debt Maturities and Sinking Fund Requirements for the succeeding five years are as follows: 1998, $8,876,357; 1999, $8,876,357; 2000, $8,876,357; 2001, $11,876,358; and 2002,
          $9,733,500.

     (B) SJG's First Mortgage dated October 1, 1947, as supplemented, securing the First Mortgage Bonds constitutes a direct first mortgage lien on substantially all utility plant. The First Mortgage Bonds also require an annual replacement fund, which may be met by the deposit of cash funds with the Trustee or by the utilization of bondable property additions at 166.6 percent of cash requirements. SJG expects to continue to satisfy this requirement with property additions in each of the next five years.

     (C) On March 21, 1997, SJG sold $35,000,000 of its First Mortgage Bonds, 7.7% Series due 2027.

     (D) An additional $5,000,000 revolving credit facility was available under the terms of this agreement which expired December 31, 1997.

8.   FINANCIAL INSTRUMENTS:

     Long-Term Debt - The fair values of SJG's long-term debt, including current maturities, as of December 31, 1997 and 1996, are estimated to be $205.2 million and $166.6 million, respectively, (carrying amounts $184.7 million and $156.3 million, respectively). They are estimated based on the interest rates available to SJG at each respective balance sheet date for debt with similar terms and remaining maturities. SJG retires higher cost debt whenever it is cost effective to do so within the constraints of the respective debt covenants.

     Other Financial Instruments - The carrying amounts of SJG's other financial instruments approximate their fair values at December 31, 1997 and 1996, respectively.

                                     SJG-31

9.   UNUSED LINES OF CREDIT AND COMPENSATING BALANCES:

     Unused lines of credit available at December 31, 1997 were $69.1 million. Borrowings under these lines of credit are at market rates. The weighted cost of such borrowings, which usually changes each business day, approximated 6.06 percent and
5.85 percent at December 31, 1997 and 1996, respectively.
Demand deposits are maintained with lending banks on an informal basis and do not constitute compensating balances.

10.  CAPITALIZATION:

     SJG is restricted under its First Mortgage Indenture, as supplemented, as to the amount of cash dividends or other distributions that may be paid on its common stock. SJG had retained earnings free of such restriction of approximately $54.1 million at December 31, 1997.

     On March 26, 1997 and February 28, 1995, SJG received $25.6 million and $6.0 million, respectively, as contributions of capital from Industries. Contributions of capital are credited to Other Paid-In Capital and Premium on Common Stock. There have been no other changes in Common Stock during 1997, 1996, and 1995.

11.  RETIREMENT BENEFIT PLANS & OTHER:

     Pensions - SJG participates in the defined benefit retirement plans of SJI that provide annuity payments to substantially all full-time regular employees upon retirement. SJG pays the entire cost related to its employees' participation in the plans. Approximately 53 percent of the plans' assets are invested in securities which provide for fixed income and a return of principal. The remaining assets are invested in professionally managed common stock portfolios. Net periodic pension cost, including the amortization of the cost of past service benefits over a period of approximately 30 years, included the following components (in thousands):


                                               1997      1996       1995
                                              -------   -------    -------
Service cost - benefits earned during
 the period                                   $ 1,858   $ 1,589    $ 1,443
Interest cost on projected benefit
 obligation                                     3,598     2,839      2,610
Actual return on plan assets                   (5,775)   (2,782)    (2,669)
Net amortization and deferral                   2,983       458        575
                                              -------   -------    -------
      Net periodic pension cost               $ 2,664   $ 2,104    $ 1,959
                                              =======   =======    =======

Assumptions as of December 31 were:

Discount rate                                   7.25%      7.5%       7.5%

Rate of increase in compensation levels          4.1%      4.6%       4.6%

Expected long-term rate of return on
 assets                                          8.5%      8.5%       8.5%


     Due to the positive performance of the capital markets in 1997, the actual return on plan assets increased significantly compared with prior years. In accordance with FASB 87, "Employers' Accounting for Pensions", the amounts in excess of the expected return of 8.5 percent is deferred and will be recognized over future periods.

                                     SJG-32

     A reconciliation of the funded status of the plans to the amounts recognized in the consolidated balance sheets is presented below (in thousands):

                                                    1997          1996
                                                  --------      --------
Actuarial present value of plan benefits
      Vested benefits                             $(40,084)     $(35,094)
      Non-vested benefits                             (275)         (285)
Impact of estimated future compensation changes     (9,852)       (9,623)
                                                  --------      --------
Projected plan benefits                            (50,211)      (45,002)
Plan assets at fair value                           41,993        36,326
                                                  --------      --------
Projected plan benefits in excess of plan assets    (8,218)       (8,676)
Unrecognized net loss                                2,502         4,226
Unrecognized prior service costs                     2,777         1,612
Unrecognized net obligation at January 1               523           609
                                                  --------      --------
Net Pension liability recognized in the
 consolidated balance sheet                       $ (2,416)     $ (2,229)
                                                  ========      ========


     Postretirement Benefits Other Than Pensions  -   SJG provides
postretirement health care and life insurance benefits to certain retired employees. Effective January 1, 1993, SJG adopted FASB No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This statement requires SJG to accrue the estimated cost of retiree benefit payments during the years the employee provides services. SJG previously expensed the cost of these benefits, which are principally health care, on a pay-as-you-go (PAYGO) basis. The Company elected to recognize the unfunded transition obligation over a 20-year period.

     SJG previously recovered these costs on a PAYGO basis through its rates. As part of SJG's 1994 base rate case settlement, SJG was granted full recovery of the current service cost component of the annual cost in addition to continued recovery of PAYGO costs. The BPU also approved recovery of previously deferred
1993 and 1994 service costs over a 5-year period beginning in December 1994. Beginning in 1995, an external trust was established to fund a portion of the obligation recovered from ratepayers as a part of the BPU settlement. Gross contributions to this trust totaled $2.0 million in 1997 and $2.1 million in both 1996 and 1995. However, due to the timing of 1995 contributions, the return stated in the table below does not reflect a full year's return. SJG was also authorized to continue recording a regulatory asset for the amount by which the cost exceeded the level recovered in rates. The balance of this regulatory asset, which amounted to approximately $6.1 million at December 31, 1997, will be recovered from ratepayers over a 15-year period beginning January 1, 1998, as approved by the BPU in December 1997. At that time, the BPU also approved full recovery of the net periodic benefit costs. The additional annual recovery of approximately $1.3 million will be contributed to the external trust and provides no operating benefit to SJG except to the extent that trust income would reduce future net postretirement benefit costs (See Note 2).

                                     SJG-33

     A reconciliation of the accumulated postretirement benefit obligation to the amounts recognized in the Consolidated Balance
Sheet is presented below (in thousands):


                                                 1997       1996      1995
                                                ------     ------    -------

Service cost - benefits earned during the
 period                                         $  963     $  883    $   841
Actual return on plan assets                      (272)      (164)       (26)
Interest cost on accumulated
 postretirement benefit obligation               1,540      1,381      1,287
Amortization of transition obligation              779        779        779
                                                ------     ------    -------
      Subtotal                                   3,010      2,879      2,881

Other Adjustments                                    0          0     (2,630)
                                                ------     ------    -------
      Net postretirement benefit costs
       as reported in the consolidated
       financial statements                     $3,010     $2,879    $   251
                                                ======     ======    =======


     The amounts expensed in 1997, 1996 and 1995 were $1.4 million, $1.6 million and $1.6 million, respectively.

     The following table sets forth the life and health care plans' funded status at December 31, 1997 and 1996.


Actuarial present value of accumulated postretirement benefit obligations (in thousands):

                                                     1997         1996
                                                   --------     --------

Retirees                                           $ (5,412)    $ (4,739)
Other active plan participants                      (18,016)     (16,163)

Accumulated postretirement benefit obligation       (23,428)     (20,902)
Fair value of plan assets                             4,403        2,835
Accumulated postretirement benefit obligation      --------     --------
 in excess of plan assets                            19,025      (18,067)
Unrecognized net loss                                   770           75
Unrecognized transition obligation                   11,691       12,471
                                                   --------     --------
Postretirement benefit liability recognized
 in the consolidated balance sheet                 $ (6,564)    $ (5,521)
                                                   ========     ========


     In 1995, SJG recalculated the net postretirement benefit cost and present value of accumulated postretirement benefit for the years 1994 and 1993 utilizing assumptions based on corrected data. The effects of the recalculation were recorded in 1995 since the changes did not materially affect previously reported net income or retained earnings.

     The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation as of December 31, 1997, are as follows: Medical and Drug -7.4 percent for participants age 65 or older and 10.15 percent for participants under age 65 in 1997, both grading to 5.75 percent in 2008.
Dental - 7.42 percent in 1997, grading to 5.75 percent in 2003.
If the health care cost trend rate assumptions were increased by 1 percent, the accumulated postretirement benefit obligation as of December 31, 1997, would be increased by $3.4 million. The effect of this change on the sum of the service cost and

                                     SJG-34

interest cost would be an increase of $0.5 million. An assumed discount rate of 7.25 percent in 1997 and 7.5 percent in 1996, and an expected return on plan assets of 8.5 percent were used in determining the accumulated postretirement benefit obligation as of December 31, 1997 and 1996.

     Employment Contracts - With the death of the Company's president, certain benefits became payable under the provisions of his employment contract. The total of these benefits, approximately $1.5 million, has been accrued as of December 31, 1997. Under a separate contract, life insurance proceeds of approximately $0.2 million payable to the Company were also recorded. The benefit expense is reflected in the statement of consolidated income for the year 1997 under the caption "Operation - Utility".

12.  COMMITMENTS AND CONTINGENCIES:

     Construction Commitments - The estimated cost of construction and environmental remediation programs of SJG for the year 1998 aggregates $61.8 million and, in connection therewith, certain commitments have been made.

     Gas Supply Contracts - SJG, in the normal course of conducting business, has entered into long-term contracts for natural gas supplies, firm transportation, and firm gas storage service. The earliest expiration of any of the gas supply contracts is 1999. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under Federal Energy Regulatory Commission (FERC) approved tariffs. SJG's cumulative obligation for demand charges and reservation fees paid to its suppliers for all of these services is approximately $4.6 million per month which is recovered on a current basis through the LGAC.


     Pending Litigation - The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. A group of Atlantic City casinos filed a petition with the BPU on January 16, 1996, alleging overcharges of over $10.0 million, including interest. Management believes that charges to the casinos were based on applicable tariffs and that the casinos were not qualified under less expensive rate schedules, as claimed. Management believes that the ultimate impact of these actions will not materially affect the Company's financial position, results of operations or liquidity.

     Environmental Remediation Costs - SJG has incurred and recorded certain costs for environmental remediation of sites where SJG or predecessor companies operated gas manufacturing plants. SJG terminated manufactured gas operations at all sites more than 35 years ago.

     Since the early 1980s, SJG has recorded environmental remediation costs of $90.2 million, of which $37.8 million was expended as of December 31, 1997. SJG, with the assistance of an outside consulting firm, estimates that total future expenditures to remediate the sites will range from $52.4 million to $165.6 million. The lower end of this range was recorded as a liability and is reflected on the consolidated balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities". Recorded environmental remediation costs of SJG do not directly affect earnings because those costs are deferred and, when expended, recovered through rates over 7-year amortization periods as authorized by the BPU. Amounts accrued for future expenditures were not adjusted for future insurance recoveries, which management is pursuing. SJG received $4.2 million of insurance
recoveries as of December 31, 1997.     SJG first used these
proceeds to offset legal fees incurred in connection with those recoveries and used the excess to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual expenditures could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site specific requirements.

     As a result of the 7-year RAC recovery mechanism, SJG does not expense environmental remediation costs when incurred and defers costs to be recovered. SJG has two regulatory assets associated with environmental cost. The first regulatory asset is titled "Environmental Remediation Cost: Expended - Net". These expenditures represent actual cost incurred to remediate former gas manufacturing plant sites. These costs meet the

                                     SJG-35

requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation". The BPU allowed recovery of these expenditures through July 1995 and petitions to recover these costs through July 1997 are pending (See Note 2).

     The other regulatory asset titled "Environmental Remediation
Cost: Liability for Future Expenditures" relates to estimated future expenditures determined under the guidance of FASB No. 5, "Accounting for Contingencies". This amount, which relates to former manufactured gas plant sites was recorded as a deferred debit with the corresponding amount reflected in Current Liabilities and Deferred Credits and Other Non-Current Liabilities, as appropriate. The deferred debit is a regulatory asset under FASB No. 71, because the BPU's intent, as evidenced by its current practice, is to provide recovery sufficient to recover the deferred costs after they are expended.

     SJG files with the BPU to recover these costs in rates through its RAC. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of December 31, 1997, SJG's unamortized remediation expenditures of $21.0 million are reflected on the balance sheet under the caption "Regulatory and Other Non-Current Assets". Since BPU approval of the RAC mechanism in August 1992, SJG recovered
$12.6 million through rates as of December 31, 1997 (See Note 2).

                                     SJG-36

13.  QUARTERLY RESULTS OF OPERATIONS - UNAUDITED:


The summarized quarterly results of operations of the Company, in thousands except for per share amounts, for 1997 and 1996 are presented below:

                                        1997 Quarter Ended                      1996 Quarter Ended
                              --------------------------------------- ---------------------------------------
                              March 31   June 30  Sept. 30   Dec. 31  March 31   June 30  Sept. 30   Dec. 31
                              --------- --------- --------- --------- --------- --------- --------- ---------
Operating Revenues            $126,587   $58,343   $50,076   $92,542  $140,206   $53,586   $40,346   $96,197
                              --------- --------- --------- --------- --------- --------- --------- ---------
Operating Expenses:
 Operation and Maintenance
  Including Fixed Charges       89,862    51,818    51,939    70,046    98,845    50,384    42,213    75,056
 Federal Income Taxes            8,426       486    (1,799)    4,446     9,215      (759)   (1,820)    3,991
 Gross Receipts & Franchise
  and Other Taxes               13,132     5,277     3,149     8,766    15,224     5,518     3,426     9,653
                              --------- --------- --------- --------- --------- --------- --------- ---------
Income (Loss) before
 Preferred Dividend
 Requirements                   15,167       762    (3,213)    9,284    16,922    (1,557)   (3,473)    7,497

Preferrred Dividend
 Requirements                       43       514       773       772        44        44        43        43
                              --------- --------- --------- --------- --------- --------- --------- ---------
Net Income (Loss) Applicable
 to Common Stock               $15,124      $248   ($3,986)   $8,512   $16,878   ($1,601)  ($3,516)   $7,454
                              ========= ========= ========= ========= ========= ========= ========= =========
Earnings (Loss) Per Common
 Share (Based on Average
  Shares Outstanding):(1)        $6.47     $0.11    ($1.70)    $3.64     $7.22    ($0.68)   ($1.50)    $3.19
                              ========= ========= ========= ========= ========= ========= ========= =========
Average Shares Outstanding       2,339     2,339     2,339     2,339     2,339     2,339     2,339     2,339

(1) The sum of the quarters for 1997 and 1996 does not equal the year's total due to rounding.

NOTE:  Because of the seasonal nature of the business, results of any one quarter are not indicative of the results of future quarters or the results of the Company's fiscal year.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

                                      None

                                     SJG-37


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

                                Not applicable.


Item 11.  Executive Compensation

                                Not applicable.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

                                Not applicable.


Item 13.  Certain Relationships and Related Transactions

                                Not applicable.

                                     SJG-38


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on
          Form 8-K

(a) Listed below are all financial statements and schedules filed as part of this report:

        1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte & Touche LLP, dated February 18, 1998. See
Item 8.

        2 - Supplementary Financial Information

        Supplemental Schedules as of December 31, 1997, 1996 and 1995 and for the three years ended December 31, 1997, 1996, and 1995:

        The Independent Auditors' Report of Deloitte & Touche LLP, Auditors of the Company. See Item 8.

        Schedule II   - Valuation and Qualifying Accounts .  See page
47.

        (All Schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required. Separate financial statements are not presented because SJG's subsidiary is wholly-owned.)

        3 - See Item 14(c)(13)

(b)     Reports on Form 8-K - None.

(c) List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K)


 Exhibit
 Number
--------

(3)(a) Certificate of Incorporation of the Company. Incorporated by reference from Exhibit (3)(a) of Form 10 filed March 7, 1997.

(3)(b)        Bylaws of the Company.  Incorporated by reference from Exhibit
(3)(b) of Form 10 filed March 7, 1997.

(4)(a) Form of Stock Certified for Common Stock. Incorporated by reference from Exhibit (4)(a) of Form 10 filed March 7, 1997.

(4)(b)(i) First Mortgage Indenture dated October 1, 1947. Incorporated by reference from Exhibit (4)(b)(i) of Form 10-K of SJI for 1987 (1-6364).

(4)(b)(iv) Twelfth Supplemental Indenture dated as of June 1, 1980. Incorporated by reference from Exhibit 5(b) of Form S-7 of SJI (2-68038).

(4)(b)(xiv)   Sixteenth Supplemental Indenture dated as of April 1, 1988,
10 1/4% Series due 2008. Incorporated by reference from Exhibit (4)(b)(xv) of Form 10-Q of SJI for the quarter ended March 31, 1988 (1-6364).

(4)(b)(xv) Seventeenth Supplemental Indenture dated as of May 1, 1989. Incorporated by reference from Exhibit (4)(b)(xv) of Form 10-K of SJI for 1989 (1-6364).

                                     SJG-39

 Exhibit
 Number
--------

(4)(b)(xvi) Eighteenth Supplemental Indenture dated as of March 1, 1990. Incorporated by reference from Exhibit (4)(e) of Form S-3 of SJI (33-36581).

(4)(b)(xvii) Nineteenth Supplemental Indenture dated as of April 1, 1992. Incorporated by reference from Exhibit (4)(b)(xvii) of Form 10-K of SJI for 1992 (1-6364).

(4)(b)(xviii) Twentieth Supplemental Indenture dated as of June 1, 1993. Incorporated by reference from Exhibit (4)(b)(xviii) of Form 10-K of SJI for 1993(1-6364).

(4)(b)(xviv) Twenty-First Supplemental Indenture dated as of March 1, 1997. Incorporated by reference from Exhibit (4)(b)(xviv) of Form 10-K of SJI for 1997 (1-6364).

(4)(c) Indenture dated as of January 31, 1995; 8.60% Debenture Notes due February 1, 2010. Incorporated by reference from Exhibit (4)(c) of Form 10-K of SJI for 1994 (1-6364).

(4)(d) Certificate of Trust for SJG Capital Trust. Incorporated by reference from Exhibit 3(a) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (333-24065).

(4)(d)(i) Trust Agreement of SJG Capital Trust. Incorporated by reference from Exhibit 3(b) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (333-24065).

(4)(d)(ii) Form of Amended and Restated Trust Agreement for SJG Capital Trust. Incorporated by reference from Exhibit 3(c) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (333-24065).

(4)(d)(iii) Form of Preferred Security for SJG Capital Trust. Incorporated by reference from Exhibit 4(a) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (333-24065).

(4)(d)(iv) Form of Deferrable Interest Subordinated Debenture. Incorporated by reference from Exhibit 4(b) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (333-24065).

(4)(d)(v) Form of Deferrable Interest Subordinated Debenture. Incorporated by reference from Exhibit 4(c) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (333-24065).

                                     SJG-40

 Exhibit
 Number
--------

(4)(d)(vi) Form of Guaranty Agreement between South Jersey Gas Company and SJG Capital Trust. Incorporated by reference from Exhibit 4(d) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (333-24065).

(9)           None

(10)(a) Gas storage agreement (GSS) between South Jersey Gas Company and Transco dated October 1, 1993. Incorporated by reference from Exhibit (10)(d) of Form 10-K of SJI for 1993 (1-6364).

(10)(b) Gas storage agreement (S-2) between South Jersey Gas Company and Transco dated December 16, 1953. Incorporated by reference from Exhibit (5)(h) of Form S-7 of SJI (2-56223).

(10)(c) Gas storage agreement (LG-A) between South Jersey Gas Company and Transco dated June 3, 1974. Incorporated by reference from Exhibit (5)(f) of Form S-7 of SJI (2-56223).

(10)(d) Gas storage agreement (WSS) between South Jersey Gas Company and Transco dated August 1, 1991. Incorporated by reference from Exhibit (10)(h) of Form 10-K of SJI for 1991 (1-6364).

(10)(e)(i) Gas storage agreement (LSS) between South Jersey Gas Company and Transco dated October 1, 1993. Incorporated by reference from Exhibit (10)(i) of Form 10-K of SJI for 1993 (1-6364).

(10)(e)(ii) Gas storage agreement (SS-1) between South Jersey Gas Company and Transco dated May 10, 1987 (effective April 1, 1988). Incorporated by reference from Exhibit (10)(i)(a) of Form 10-K of SJI for 1988 (1-6364).

(10)(e)(iii) Gas storage agreement (ESS) between South Jersey Gas Company and Transco dated November 1, 1993. Incorporated by reference from Exhibit
(10)(i)(b) of Form 10-K of  SJI for 1993 (1-6364).

(10)(e)(iv) Gas transportation service agreement between South Jersey Gas Company and Transco dated April 1, 1986. Incorporated by reference from Exhibit (10)(i)(c) of Form 10-K of SJI for 1989 (1-6364).

(10)(e)(v) Service agreement (FS) between South Jersey Gas Company and Transco dated August 1, 1991. Incorporated by reference from Exhibit
(10)(i)(e) of Form 10-K of  SJI for 1991 (1-6364).

(10)(e)(vi) Service agreement (FT) between South Jersey Gas Company and Transco dated February 1, 1992. Incorporated by reference from Exhibit
(10)(i)(f) of Form 10-K of  SJI for 1991 (1-6364).

(10)(e)(vii) Service agreement (Incremental FT) between South Jersey Gas Company and Transco dated August 1, 1991. Incorporated by reference from Exhibit (10)(i)(g) of Form 10-K of SJI for 1991 (1-6364).

(10)(e)(viii) Gas storage agreement (SS-2) between South Jersey Gas Company and
Transco dated July 25, 1990.    Incorporated by
reference from Exhibit (10)(i)(i) of Form 10-K of  SJI for 1991
(1-6364).

                                     SJG-41

 Exhibit
 Number
--------

(10)(e)(ix) Gas transportation service agreement between South Jersey Gas Company and Transco dated December 20, 1991. Incorporated by reference from Exhibit (10)(i)(j) of Form 10-K of SJI for 1993 (1-6364).

(10)(e)(x) Amendment to gas transportation agreement dated December 20, 1991 between South Jersey Gas Company and Transco dated October 5, 1993. Incorporated by reference from Exhibit (10)(i)(k) of Form 10-K of SJI for 1993 (1-6364).

(10)(f) Gas transportation service agreement (FTS) between South Jersey Gas Company and Equitable Gas Company dated November 1, 1986. Incorporated by reference from Exhibit (10)(j)(a) of Form 10-K of SJI for 1989 (1-6364).

(10)(g)(i) Gas transportation service agreement (TF) between South Jersey Gas Company and CNG Transmission Corporation dated October 1, 1993. Incorporated by reference from Exhibit (10)(k)(h) of Form 10-K of SJI for 1993 (1-6364).

(10)(g)(ii) Gas purchase agreement between South Jersey Gas Company and ARCO Gas Marketing, Inc. dated March 5, 1990. Incorporated by reference from Exhibit (10)(k)(i) of Form 10-K of SJI for 1989 (1-6364).

(10)(g)(iii) Gas transportation service agreement (FTS-1) between South Jersey Gas Company and Columbia Gulf Transmission Company dated November 1, 1993. Incorporated by reference from Exhibit (10)(k)(k) of Form 10-K of SJI for 1993 (1-6364).

(10)(g)(iv) Assignment agreement capacity and service rights (FTS-2) between South Jersey Gas Company and Columbia Gulf Transmission Company dated November
1, 1993.   Incorporated by reference from Exhibit (10)(k)(i) of Form 10-K of
SJI for 1993 (1-6364).

(10)(g)(v) FTS Service Agreement No. 39556 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993. Incorporated by reference from Exhibit (10)(k)(m) of Form 10-K of SJI for 1993 (1-6364).

(10)(g)(vi) FTS Service Agreement No. 38099 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993. Incorporated by reference from Exhibit (10)(k)(n) of Form 10-K of SJI for 1993 (1-6364).

(10)(g)(vii) NTS Service Agreement No. 39305 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993. Incorporated by reference from Exhibit (10)(k)(o) of Form 10-K of SJI for 1993 (1-6364).

(10)(g)(viii) FSS Service Agreement No. 38130 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993. Incorporated by reference from Exhibit (10)(k)(p) of Form 10-K of SJI for 1993 (1-6364).

                                     SJG-42

 Exhibit
 Number
--------

(10)(g)(ix) SST Service Agreement No. 38086 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993. Incorporated by reference from Exhibit (10)(k)(q) of Form 10-K of SJI for 1993 (1-6364).

(10)(g)(x) NS (Negotiated Sales) Service Agreement dated December 1, 1994 between South Jersey Gas Company and Transco Gas Marketing Company as agent for Transcontinental Gas Pipeline. Incorporated by reference from Exhibit
(10)(k)(r) of Form 10-K of  SJI for 1994 (1-6364).

(10)(h)(i) Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994. Incorporated by reference from Exhibit (10)(l) of Form 10-K of SJI for 1994 (1-6364).

(10)(h)(ii) Form of Deferred Compensation Agreement between the Company and/or a subsidiary and seven of its officers. Incorporated by reference from Exhibit (10)(j)(a) of Form 10-K of SJI for 1980 (1-6364).

(10)(h)(iii) Schedule of Deferred Compensation Agreements. Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K of SJI for 1997 (1-6364).

(10)(h)(iv) Supplemental Executive Retirement Program, as amended and restated effective July 1, 1997, and Form of Agreement between certain Company or subsidiary Company officers. Incorporated by reference from Exhibit
(10)(l)(i) of Form 10-K of  SJI for 1997 (1-6364).

(10)(h)(v) Form of Officer Employment Agreement between certain officers and either the Company or its subsidiaries. Incorporated by reference from Exhibit
(10)(l)(d) of Form 10-K of  SJI for 1994 (1-6364).

(10)(h)(vi) Schedule of Officer Employment Agreements. Incorporated by reference from Exhibit (10)(l)(e) of Form 10-K of SJI for 1997 (1-6364).

(10)(h)(vii) Officer Severance Benefit Program for all officers. Incorporated by reference from Exhibit (10)(l)(g) of Form 10-K of SJI for 1985 (1-6364).

(10)(h)(viii) Discretionary Incentive Bonus Program for all officers and management employees. Incorporated by reference from Exhibit (10)(l)(h) of Form 10-K of SJI for 1985 (1-6364).

(10)(h)(ix) The 1987 Stock Option and Stock Appreciation Rights Plan including Form of Agreement. Incorporated by reference from Exhibit (10)(l)(i) of Form 10-K of SJI for 1987 (1-6364).

                                     SJG-43

 Exhibit
 Number
--------

(11)          Not applicable.

(12) Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).

(13)          Not applicable.

(16)          Not applicable.

(18)          Not applicable.

(21)          Subsidiaries of the Registrant (filed herewith).

(22)          None.

(23)          Independent Auditors' Consent (filed herewith).

(24)          Power of Attorney (filed herewith).

(27) Financial Data Schedule (submitted only in electronic format to the Securities and Exchange Commission).

(99)          None.

                                     SJG-44




                                   SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SOUTH JERSEY GAS COMPANY

                                       BY:  /s/ David A.  Kindlick
                                            David A.  Kindlick, Vice President
                                            Rates and Budgeting

                                            Date   March 27, 1998


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                Title                               Date

/s/ Charles Biscieglia         President                        March 27, 1998
(Charles Biscieglia)



/s/ David A. Kindlick          Vice President, Rates and        March 27, 1998
(David A. Kindlick)            Budgeting
                               (Principal Financial Officer)



/s/ William J. Smethurst, Jr.  Vice President and Treasurer     March 27, 1998
(William J. Smethurst, Jr.)    (Principal Accounting Officer)



/s/ George L. Baulig           Secretary                        March 27, 1998
(George L. Baulig)



/s/ Anthony G. Dickson         Director                         March 27, 1998
(Anthony G. Dickson)



/s/ Clarence D. McCormick      Director                         March 27, 1998
(Clarence D. McCormick)


                                     SJG-45

        Signature                Title                               Date


                               Director                         March 27, 1998
(Peter M. Mitchell)



/s/ Frederick R. Raring        Director                         March 27, 1998
(Federick R. Raring)



/s/ Shirli M. Vioni            Director                         March 27, 1998
(Shirli M. Vioni)

                                     SJG-46


                          INDEPENDENT AUDITORS' REPORT



South Jersey Gas Company:

     We have audited the consolidated financial statements of South Jersey Gas Company and its subsidiary as of December 31, 1997 and 1996 and for each of the three years in the period ended
December 31, 1997 and have issued our report thereon dated
February 18, 1998. Such financial statements and report are included in Item 8 of this report on Form 10K.







DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 18, 1998


                                     SJG-47




                                          SOUTH JERSEY GAS COMPANY
                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             Col. A                 Col. B                Col. C                 Col. D           Col.  E
-----------------------------------------------------------------------------------------------------------
                                                         Additions
                                              --------------------------------
                                                   (1)             (2)
                                  Balance at    Charged to      Charged to                      Balance at
                                  Beginning     Costs and    Other Accounts -  Deductions -         End
         Classification           of Period      Expenses       Describe *     Describe **       of Period
-----------------------------------------------------------------------------------------------------------
Provision for Uncollectible
Accounts for the Year Ended
December 31, 1997                  $1,031,700    $1,371,080          $453,936    $1,825,016     $1,031,700


Provision for Uncollectible
Accounts for the Year Ended
December 31, 1996                    $737,400    $1,615,490          $376,919    $1,698,109     $1,031,700


Provision for Uncollectible
Accounts for the Year Ended
December 31, 1995                    $737,400    $1,274,685          $502,173    $1,776,858       $737,400



 *  Recoveries of accounts previously written off and minor adjustments.

**  Uncollectible accounts written off.

                                     SJG-48

South Jersey Gas Company
One South Jersey Plaza, Route 54
Folsom, NJ 08037
Form 10-K FYE 12/31/97
EXHIBIT INDEX

 Exhibit
 Number
--------

(3)(a)        Certificate of Incorporation of the Company.
Incorporated by reference from Exhibit (3)(a) of Form 10 filed March 7,
1997.

(3)(b) Bylaws of the Company. Incorporated by reference from Exhibit (3)(b) of Form 10 filed March 7, 1997.

(4)(a) Form of Stock Certified for Common Stock. Incorporated by reference from Exhibit (4)(a) of Form 10 filed March 7, 1997.

(4)(b)(i)     First Mortgage Indenture dated October 1, 1947.
Incorporated by reference from Exhibit (4)(b)(i) of Form 10-K of SJI for 1987 (1-6364).

(4)(b)(iv) Twelfth Supplemental Indenture dated as of June 1, 1980. Incorporated by reference from Exhibit 5(b) of Form S-7 of SJI
(2-68038).

(4)(b)(xiv) Sixteenth Supplemental Indenture dated as of April 1, 1988, 10 1/4% Series due 2008. Incorporated by reference from Exhibit
(4)(b)(xv) of Form 10-Q of SJI for the quarter ended March 31, 1988
(1-6364).

(4)(b)(xv) Seventeenth Supplemental Indenture dated as of May 1, 1989. Incorporated by reference from Exhibit (4)(b)(xv) of Form 10-K of SJI for 1989 (1-6364).

(4)(b)(xvi) Eighteenth Supplemental Indenture dated as of March 1, 1990. Incorporated by reference from Exhibit (4)(e) of Form S-3 of SJI (33-36581).

(4)(b)(xvii) Nineteenth Supplemental Indenture dated as of April 1, 1992. Incorporated by reference from Exhibit (4)(b)(xvii) of Form 10-K of SJI for 1992 (1-6364).

(4)(b)(xviii) Twentieth Supplemental Indenture dated as of June 1, 1993. Incorporated by reference from Exhibit (4)(b)(xviii) of Form 10-K of SJI for 1993 (1-6364).

(4)(b)(xviv) Twenty-First Supplemental Indenture dated as of March 1, 1997. Incorporated by reference from Exhibit (4)(b)(xviv) of Form 10-K of SJI for 1997 (1-6364).

(4)(c) Indenture dated as of January 31, 1995; 8.60% Debenture Notes due February 1, 2010. Incorporated by reference from Exhibit
(4)(c) of Form 10-K of  SJI for 1994 (1-6364).

(4)(d) Certificate of Trust for SJG Capital Trust. Incorporated by reference from Exhibit 3(a) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (333-24065).

(4)(d)(i) Trust Agreement of SJG Capital Trust. Incorporated by reference from Exhibit 3(b) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (333-24065).

(4)(d)(ii) Form of Amended and Restated Trust Agreement for SJG Capital Trust. Incorporated by reference from Exhibit 3(c) of Form S-3
- SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (333-24065).

(4)(d)(iii)   Form of Preferred Security for SJG Capital Trust.
Incorporated by reference from Exhibit 4(a) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (333-24065).

(4)(d)(iv)    Form of Deferrable Interest Subordinated Debenture.
Incorporated by reference from Exhibit 4(b) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (333-24065).

(4)(d)(v)     Form of Deferrable Interest Subordinated Debenture.
Incorporated by reference from Exhibit 4(c) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (333-24065).

(4)(d)(vi) Form of Guaranty Agreement between South Jersey Gas Company and SJG Capital Trust. Incorporated by reference from Exhibit 4(d) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (333-24065).

(9)           None

(10)(a) Gas storage agreement (GSS) between South Jersey Gas Company and Transco dated October 1, 1993. Incorporated by reference from Exhibit (10)(d) of Form 10-K of SJI for 1993 (1-6364).

(10)(b) Gas storage agreement (S-2) between South Jersey Gas Company and Transco dated December 16, 1953. Incorporated by reference from Exhibit (5)(h) of Form S-7 of SJI (2-56223).

(10)(c) Gas storage agreement (LG-A) between South Jersey Gas Company and Transco dated June 3, 1974. Incorporated by reference from Exhibit (5)(f) of Form S-7 of SJI (2-56223).

(10)(d) Gas storage agreement (WSS) between South Jersey Gas Company and Transco dated August 1, 1991. Incorporated by reference from Exhibit (10)(h) of Form 10-K of SJI for 1991 (1-6364).

(10)(e)(i) Gas storage agreement (LSS) between South Jersey Gas Company and Transco dated October 1, 1993. Incorporated by reference from Exhibit (10)(i) of Form 10-K of SJI for 1993 (1-6364).

(10)(e)(ii) Gas storage agreement (SS-1) between South Jersey Gas Company and Transco dated May 10, 1987 (effective April 1, 1988).
Incorporated by reference from Exhibit (10)(i)(a) of Form 10-K of SJI for 1988 (1-6364).

(10)(e)(iii) Gas storage agreement (ESS) between South Jersey Gas Company and Transco dated November 1, 1993. Incorporated by reference from Exhibit (10)(i)(b) of Form 10-K of SJI for 1993 (1-6364).

(10)(e)(iv) Gas transportation service agreement between South Jersey Gas Company and Transco dated April 1, 1986. Incorporated by reference from Exhibit (10)(i)(c) of Form 10-K of SJI for 1989 (1-6364).

(10)(e)(v) Service agreement (FS) between South Jersey Gas Company and Transco dated August 1, 1991. Incorporated by reference from Exhibit (10)(i)(e) of Form 10-K of SJI for 1991 (1-6364).

(10)(e)(vi) Service agreement (FT) between South Jersey Gas Company and Transco dated February 1, 1992. Incorporated by reference from Exhibit (10)(i)(f) of Form 10-K of SJI for 1991 (1-6364).

(10)(e)(vii) Service agreement (Incremental FT) between South Jersey Gas Company and Transco dated August 1, 1991. Incorporated by reference from Exhibit (10)(i)(g) of Form 10-K of SJI for 1991
(1-6364).

(10)(e)(viii) Gas storage agreement (SS-2) between South Jersey Gas Company and Transco dated July 25, 1990. Incorporated by reference from Exhibit (10)(i)(i) of Form 10-K of SJI for 1991 (1-6364).

(10)(e)(ix) Gas transportation service agreement between South Jersey Gas Company and Transco dated December 20, 1991. Incorporated by reference from Exhibit (10)(i)(j) of Form 10-K of SJI for 1993
(1-6364).

(10)(e)(x) Amendment to gas transportation agreement dated December 20, 1991 between South Jersey Gas Company and Transco dated October 5, 1993. Incorporated by reference from Exhibit (10)(i)(k) of Form 10-K of SJI for 1993 (1-6364).

(10)(f) Gas transportation service agreement (FTS) between South Jersey Gas Company and Equitable Gas Company dated November 1, 1986. Incorporated by reference from Exhibit (10)(j)(a) of Form 10-K of SJI for 1989 (1-6364).

(10)(g)(i) Gas transportation service agreement (TF) between South Jersey Gas Company and CNG Transmission Corporation dated October 1, 1993. Incorporated by reference from Exhibit (10)(k)(h) of Form 10-K of SJI for 1993 (1-6364).

(10)(g)(ii) Gas purchase agreement between South Jersey Gas Company and ARCO Gas Marketing, Inc. dated March 5, 1990. Incorporated by reference from Exhibit (10)(k)(i) of Form 10-K of SJI for 1989
(1-6364).

(10)(g)(iii) Gas transportation service agreement (FTS-1) between South Jersey Gas Company and Columbia Gulf Transmission Company dated November 1, 1993. Incorporated by reference from Exhibit (10)(k)(k) of Form 10-K of SJI for 1993 (1-6364).

(10)(g)(iv) Assignment agreement capacity and service rights (FTS-2) between South Jersey Gas Company and Columbia Gulf Transmission Company dated November 1, 1993. Incorporated by reference from Exhibit
(10)(k)(i) of Form 10-K of  SJI for 1993 (1-6364).

(10)(g)(v) FTS Service Agreement No. 39556 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993. Incorporated by reference from Exhibit (10)(k)(m) of Form 10-K of SJI for 1993 (1-6364).

(10)(g)(vi) FTS Service Agreement No. 38099 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993. Incorporated by reference from Exhibit (10)(k)(n) of Form 10-K of SJI for 1993 (1-6364).

(10)(g)(vii) NTS Service Agreement No. 39305 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993. Incorporated by reference from Exhibit (10)(k)(o) of Form 10-K of SJI for 1993 (1-6364).

(10)(g)(viii) FSS Service Agreement No. 38130 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993. Incorporated by reference from Exhibit (10)(k)(p) of Form 10-K of SJI for 1993 (1-6364).

(10)(g)(ix) SST Service Agreement No. 38086 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993. Incorporated by reference from Exhibit (10)(k)(q) of Form 10-K of SJI for 1993 (1-6364).

(10)(g)(x) NS (Negotiated Sales) Service Agreement dated December 1, 1994 between South Jersey Gas Company and Transco Gas Marketing Company as agent for Transcontinental Gas Pipeline. Incorporated by reference from Exhibit (10)(k)(r) of Form 10-K of SJI for 1994 (1-6364).

(10)(h)(i) Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994. Incorporated by reference from Exhibit (10)(l) of Form 10-K of SJI for 1994 (1-6364).

(10)(h)(ii)   Form of Deferred Compensation Agreement between the
Company and/or a subsidiary and seven of its officers. Incorporated by reference from Exhibit (10)(j)(a) of Form 10-K of SJI for 1980
(1-6364).

(10)(h)(iii)  Schedule of Deferred Compensation Agreements.
Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K of SJI for 1997 (1-6364).

(10)(h)(iv) Supplemental Executive Retirement Program, as amended and restated effective July 1, 1997, and Form of Agreement between certain Company or subsidiary Company officers. Incorporated by reference from Exhibit (10)(l)(i) of Form 10-K of SJI for 1997 (1-6364).

(10)(h)(v) Form of Officer Employment Agreement between certain officers and either the Company or its subsidiaries. Incorporated by reference from Exhibit (10)(l)(d) of Form 10-K of SJI for 1994
(1-6364).

(10)(h)(vi) Schedule of Officer Employment Agreements. Incorporated by reference from Exhibit (10)(l)(e) of Form 10-K of SJI for 1997 (1-6364).

(10)(h)(vii)  Officer Severance Benefit Program for all officers.
Incorporated by reference from Exhibit (10)(l)(g) of Form 10-K of SJI for 1985 (1-6364).

(10)(h)(viii) Discretionary Incentive Bonus Program for all officers and management employees. Incorporated by reference from Exhibit
(10)(l)(h) of Form 10-K of  SJI for 1985 (1-6364).

(10)(h)(ix) The 1987 Stock Option and Stock Appreciation Rights Plan including Form of Agreement. Incorporated by reference from Exhibit
(10)(l)(i) of Form 10-K of SJI for 1987 (1-6364).

(11)          Not applicable.

(12) Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).

(13)          Not applicable.

(16)          Not applicable.

(18)          Not applicable.

(21)          Subsidiaries of the Registrant (filed herewith).

(22)          None.

(23)          Independent Auditors' Consent (filed herewith).

(24)          Power of Attorney (filed herewith).

(27) Financial Data Schedule (submitted only in electronic format to the Securities and Exchange Commission).

(99)          None.