Form 10-Q
period 1998-03-31
SOUTH JERSEY GAS CO/NEW
filed 1998-05-13
CIK 1035216

Page 1 of 26



                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q



                 QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


   For the Quarter Ended March 31, 1998      Commission File Number 1-12899


                          SOUTH JERSEY GAS COMPANY
           (Exact name of registrant as specified in its charter)

           New Jersey                             22-0398330
    (State of incorporation)          (IRS employer identification no.)

         Number One South Jersey Plaza, Route 54, Folsom, NJ 08037 (Address of principal executive offices, including zip code)

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

                           Yes  [X]      No  [  ]



      As of May 7, 1998, there were 2,339,139 shares of the registrant's common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.


                          Exhibit Index on page 26


                               - Cover Page -



                      PART I  -  FINANCIAL INFORMATION



         Item 1.  Financial Statements  --  See Pages 3 through 12






                                   SJG-2



                            SOUTH JERSEY GAS COMPANY

             CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
                      (In Thousands Except for Share Data)

                                                        Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                       1998             1997
                                                   ------------     ------------
OPERATING REVENUES:
  Utility                                             $108,163         $126,066
  Other                                                    322              521
                                                   ------------     ------------
      Total Operating Revenues                         108,485          126,587
                                                   ------------     ------------
OPERATING EXPENSES:
  Gas Purchased for Resale                              61,175           69,870
  Operation - Utility                                    9,591            9,380
            - Other                                        366              435
  Maintenance                                            1,592            1,467
  Depreciation                                           4,167            3,885
  Federal Income Taxes                                   7,267            8,426
  State, Local and Other Taxes                           6,289           13,132
                                                   ------------     ------------
      Total Operating Expenses                          90,447          106,595
                                                   ------------     ------------
OPERATING INCOME                                        18,038           19,992

INTEREST CHARGES
  Long-Term Debt                                         3,839            3,374
  Short-Term Debt                                          497            1,352
  Other                                                    109               99
                                                   ------------     ------------
      Total Interest Charges                             4,445            4,825

INCOME BEFORE PREFERRED DIVIDEND REQUIREMENTS           13,593           15,167
Preferred Stock Dividend Requirements                       42               43
Preferred Securities Dividend Requirements                 731                0
                                                   ------------     ------------
NET INCOME APPLICABLE TO COMMON STOCK                  $12,820          $15,124
                                                   ============     ============

AVERAGE SHARES OF COMMON STOCK OUTSTANDING           2,339,139        2,339,139
                                                   ============     ============

EARNINGS PER COMMON SHARE                                $5.48            $6.47
                                                   ============     ============

DIVIDENDS DECLARED PER COMMON SHARE                     $1.635           $1.635
                                                   ============     ============

The accompanying notes to the financial statements are an integral part of these statements.

                                   SJG-3



                                         SOUTH JERSEY GAS COMPANY

                                   CONDENSED CONSOLIDATED BALANCE SHEET
                                              (In Thousands)

                                                                         (Unaudited)
                                                                          March 31,          December 31,
                                                                 -------------------------   -------------
                                                                     1998         1997           1997
                                                                 ------------ ------------   -------------
ASSETS

PROPERTY, PLANT AND EQUIPMENT:
  Utility Plant, at original cost                                   $628,430     $587,273        $619,489
    Accumulated Depreciation                                        (170,483)    (160,755)       (167,176)
  Gas Plant Acquisition Adjustment - Net                               1,907        1,982           1,926
                                                                 ------------ ------------   -------------
      Property, Plant and Equipment - Net                            459,854      428,500         454,239
                                                                 ------------ ------------   -------------
CURRENT ASSETS:
  Cash and Cash Equivalents                                            6,661        7,700           6,596
  Accounts Receivable:
    Customers                                                         41,022       47,392          25,303
    Unbilled Revenues                                                 10,445       13,052          17,263
    Merchandise                                                        1,819        2,250           1,977
    Other                                                              1,529        1,102           2,836
    Provision for Uncollectibles                                      (1,032)      (1,032)         (1,032)
  Natural Gas in Storage, average cost                                10,451        6,403          23,877
  Materials and Supplies, average cost                                 4,410        4,056           4,509
  Prepaid Gross Receipts & Franchise Taxes                                 0            0             566
  Prepayments and Other Current Assets                                 1,537        1,303           1,661
                                                                 ------------ ------------   -------------
      Total Current Assets                                            76,842       82,226          83,556
                                                                 ------------ ------------   -------------
ACCOUNTS RECEIVABLE - Merchandise                                      1,522        1,804           1,449
                                                                 ------------ ------------   -------------
REGULATORY AND OTHER NON-CURRENT ASSETS:
  Environmental Remediation Costs:
    Expended - Net                                                    20,939       15,864          21,041
    Liability for Future Expenditures                                 52,400       41,700          52,400
  Gross Receipts & Franchise Taxes                                     3,917        4,361           4,028
  Income Taxes - Flowthrough Depreciation                             13,754       14,732          13,999
  Deferred Fuel Costs - Net                                                0            0           3,674
  Deferred Postretirement Benefit Costs                                5,988        5,354           6,150
  Other                                                                7,691        7,476           8,577
                                                                 ------------ ------------   -------------
      Total Regulatory and Other Non-Current Assets                  104,689       89,487         109,869
                                                                 ------------ ------------   -------------
            TOTAL ASSETS                                            $642,907     $602,017        $649,113
                                                                 ============ ============   =============

The accompanying notes to the financial statements are an integral part of these statements.

                                   SJG-4


                                         SOUTH JERSEY GAS COMPANY

                                   CONDENSED CONSOLIDATED BALANCE SHEET
                                              (In Thousands)

                                                                         (Unaudited)
                                                                          March 31,          December 31,
                                                                 -------------------------   -------------
                                                                     1998         1997           1997
                                                                 ------------ ------------   -------------
SHAREHOLDER'S EQUITY AND LIABILITIES

COMMON EQUITY:
  Common Stock, Par Value $2.50 per share:
    Authorized - 4,000,000 shares
    Outstanding - 2,339,139 shares                                    $5,848       $5,848          $5,848
  Other Paid-In Capital and Premium on Common Stock                  102,817      102,817         102,817
  Retained Earnings                                                   65,115       62,821          56,120
                                                                 ------------ ------------   -------------
      Total Common Equity                                            173,780      171,486         164,785
                                                                 ------------ ------------   -------------
PREFERRED STOCK AND SECURITIES:
  Redeemable Cumulative Preferred - Par Value $100 per share,
    Authorized - 47,304, 48,204 and 47,304 shares, respectively
    Outstanding:
        Series A, 4.70%--3,000, 3,900 and 3,000 shares                   300          390             300
        Series B, 8.00%--19,242 shares                                 1,924        1,924           1,924
  Company-Guaranteed Mandatorily Redeemable
   Preferred Securities of Subsidiary Trust
   Par Value $25 per share, 1,400,000 shares
   Authorized and Outstanding                                         35,000            0          35,000
                                                                 ------------ ------------   -------------
      Total Preferred Stock and Securities                            37,224        2,314          37,224
                                                                 ------------ ------------   -------------
LONG-TERM DEBT                                                       173,672      182,548         175,860
                                                                 ------------ ------------   -------------
      Total Capitalization                                           384,676      356,348         377,869
                                                                 ------------ ------------   -------------
CURRENT LIABILITIES:
  Notes Payable                                                       32,100       37,200          45,900
  Current Maturities of Long-Term Debt                                 8,876        6,603           8,876
  Accounts Payable                                                    32,055       28,494          45,623
  Customer Deposits                                                    5,988        5,932           5,871
  Federal Income Taxes Accrued                                         5,602        6,041             514
  State and Local Taxes Accrued                                        7,444       11,390             466
  Environmental Remediation Costs                                     14,373        9,377          14,373
  Interest Accrued and Other Current Liabilities                       6,740        4,434           6,709
                                                                 ------------ ------------   -------------
      Total Current Liabilities                                      113,178      109,471         128,332
                                                                 ------------ ------------   -------------
DEFERRED CREDITS AND OTHER NON-CURRENT
 LIABILITIES:
  Accumulated Deferred Income Taxes - Net                             84,154       78,967          81,847
  Investment Tax Credits                                               5,533        5,926           5,632
  Deferred Revenues - Net                                                981        3,391               0
  Pension and Other Postretirement Benefits                           10,661        9,844          10,798
  Environmental Remediation Costs                                     38,027       32,323          38,027
  Other                                                                5,697        5,747           6,608
                                                                 ------------ ------------   -------------
      Total Deferred Credits and Other Non-Current Liabilities       145,053      136,198         142,912
                                                                 ------------ ------------   -------------
COMMITMENTS AND CONTINGENCIES

      TOTAL SHAREHOLDER'S EQUITY AND LIABILITIES                    $642,907     $602,017        $649,113
                                                                 ============ ============   =============

The accompanying notes to the financial statements are an integral part of these statements.

                                   SJG-5



                                 SOUTH JERSEY GAS COMPANY

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                      (In Thousands)

                                                                 Three Months Ended
                                                                      March 31,
                                                            -----------------------------
                                                                1998             1997
                                                            ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income Applicable to Common Stock                         $12,820          $15,124

  Adjustments to Reconcile Net Income to Cash Flows
   Provided by Operating Activities:
    Depreciation and Amortization                                 4,639            4,356
    Provision for Losses on Accounts Receivable                     237              190
    Revenues and Fuel Costs Deferred - Net                        4,655            3,795
    Deferred and Non-Current Federal Income Taxes
     and Credits - Net                                            2,302              748
    Environmental Remediation Costs - Net                           102             (298)
    Changes in:
      Accounts Receivable                                        (7,673)         (14,630)
      Inventories                                                13,525           16,234
      Prepayments and Other Current Assets                          124              259
      Accounts Payable and Other Accrued Liabilities             (8,332)         (11,109)
      State and Local Taxes Accrued                               7,544           12,445
  Other - Net                                                      (104)           1,540
                                                            ------------     ------------
      Net Cash Provided by Operating Activities                  29,839           28,654
                                                            ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures, Cost of Removal & Salvage                (9,961)         (11,237)
                                                            ------------     ------------
      Net Cash Used in Investing Activities                      (9,961)         (11,237)
                                                            ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Repayments of Lines of Credit                             (13,800)         (71,100)
  Proceeds from Issuance of Long-Term Debt                            0           35,000
  Principal Repayments of Long-Term Debt                         (2,188)          (2,188)
  Dividends of Common Stock                                      (3,825)          (3,825)
  Payments for Issuance of Long-Term Debt and Preferred
   Securities                                                         0             (696)
  Additional Investment by Shareholder                                0           25,623
                                                            ------------     ------------
      Net Cash Used in Financing Activities                     (19,813)         (17,186)
                                                            ------------     ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            65              231
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  6,596            7,469
                                                            ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $6,661           $7,700
                                                            ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash Paid During the Period For:
    Interest (Net of Amounts Applicable to LGAC
     Overcollections and Amounts Capitalized)                    $5,128           $5,545
    Income Taxes (Net of Refunds)                                 ($191)           ($751)


The accompanying notes to the financial statements are an integral part of these statements.

                                   SJG-6

     Notes to Condensed Consolidated Financial Statements (Unaudited)


Note 1.  Summary of Significant Accounting Policies:

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

     New Accounting Pronouncements - In June 1997, the FASB issued FASB No. 130, "Reporting Comprehensive Income". This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for annual periods beginning after December 15, 1997. The Company currently has no additional items qualifying as other comprehensive income under FASB No. 130 and, therefore, its adoption does not have any impact on the Company's financial statements.

     In June 1997, the FASB also issued FASB No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is also effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the reporting of selected information about operating segments in the Company's interim and annual financial statements. The Company is evaluating whether the adoption of this statement will result in any change to its presentation of financial information. The Company adopted FASB No. 131 effective January 1, 1998; however, as permitted by this statement, segment information will not be reported in interim financial statements until 1999.

     State and Local Taxes - Legislation reforming the taxation of energy in New Jersey was adopted effective July 14, 1997.
The new law eliminated the Gross Receipts and Franchise Tax (GRAFT), which was equivalent to approximately 13 percent of utility revenue and replaced it with a combination of taxes. Beginning January 1, 1998, retail sales of natural gas and electricity and utility services, including transportation, are subject to the 6 percent State Sales and Use Tax. Gas and electric utilities are also subject to the 9 percent State Corporation Business Tax (CBT) on income before taxes. To

                              SJG-7

bridge the revenue gap created by the new tax law, the State imposed a Transitional Energy Facilities Assessment (TEFA) on volumes of gas sold and transported. The TEFA will be phased out over a 5-year period beginning January 1, 1999 and ending January 1, 2003. It is expected that the revised tax policy will eliminate tax disparities between utility and nonutility suppliers, providing fair competition and lower energy costs for the consumer. The adoption of the new legislation does not materially affect the Company's financial position, results of operations or liquidity (See Note 2). However, since the Sales and Use Tax is not included in reported utility revenues or tax expense, as GRAFT had been previously, equal reductions in these line items on the Condensed Statements of Consolidated Income will result.

Note 2.  Recent Regulatory Actions:

     On July 31, 1996 and 1997, SJG made its annual filings with the BPU to recover remediation costs expended during the period of August 1995 through July 1997 totaling $1.6 million. Both filings were subsequently updated and are still pending at the BPU (See Note 6).

     On January 27, 1997, the BPU granted SJG a base rate increase of $6.0 million based on a 9.62 percent rate of return on rate base, which included an 11.25 percent return on common equity. The majority of this increase comes from residential and small commercial customers. Part of the increase is recovered from new miscellaneous service fees which charge specific customers for costs they cause SJG to incur. Additionally, SJG is now allowed to retain the first $5.5 million of pre-tax margins generated by interruptible and off-system sales and transportation and 20 percent of pre-tax margins above that level. In 1998, this $5.5 million threshold will increase by the annual revenue requirement associated with specified major construction projects. These sharing formula improvements are expected to result in additional rate relief of approximately $0.3 million in 1998 and $1.9 million in 1999.

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

     On September 9, 1997, SJG filed with the BPU to adjust rates by replacing the current State Gross Receipts and Franchise Tax components with a Sales and Use Tax, a Corporation Business Tax and a Transitional Energy Facilities Assessment. The new rates

                              SJG-8

became effective January 1, 1998 on an interim basis subject to refund upon final BPU order which is expected in the second quarter of 1998.

     In September 1996, SJG filed to reduce its rates through its 1996-1997 Levelized Gas Adjustment Clause (LGAC) reflecting a $1.4 million decrease in natural gas costs. Updated projections of 1996-1997 LGAC year results were rolled into the 1997-1998 LGAC year and filed with the BPU.

     On September 12, 1997, SJG made its annual LGAC, Temperature Adjustment Clause (TAC) and Demand Side Management Clause (DSMC) filings with the BPU for the period November 1997 through October 1998. In this filing, SJG requested an increase in the annual level of LGAC recovery of $4.7 million which is inclusive of 1996-1997 LGAC year results referred to above. This amount was updated to $7.5 million in May 1998. It also requested that the 1996-1997 filing be resolved simultaneously with this filing.
Both filings are still pending at the BPU.

     On March 5, 1998, the BPU approved new rates related to appliance service charges, including a profit margin. The new rates are competitive with those of other service providers in New Jersey and are designed to increase earnings and cash flows to SJG over the current rates. The BPU also authorized SJG to institute new Appliance Service Contract plans and an electric air conditioning repair charge by an order issued orally April 1, 1998 and in writing on April 29, 1998.

Note 3.  Related Party Transactions:

     SJG had contracted with R & T Group, Inc., a wholly owned subsidiary of Industries, for general utility construction and environmental remediation services costing approximately $ -0-and $1,825,900 for the three months ended March 31, 1998 and 1997, respectively. The amounts payable to R & T Group, Inc. relating to these services were $ -0- and $919,300 at March 31, 1998 and 1997, respectively.

     SJG engages in sales of natural gas for resale pursuant to
Section 284.402 of the Regulations of the Federal Energy Regulatory Commission which engages in sales to South Jersey Energy Company (SJE) and engaged in sales to South Jersey Fuel Company (SJF), affiliates by common ownership of Industries. Sales to SJE approximated $132,300, and $ -0- for the three months ended March 31, 1998 and 1997, respectively. There were no sales to SJF during the three months ended March 31, 1998 and 1997.

Note 4.  State, Local and Other Taxes:

     The aggregate expense for state, local and other taxes as reflected in the Condensed Statements of Consolidated Income for the three months ended March 31, 1998 and 1997 are shown below
(in thousands):

                              SJG-9

                                                    1998       1997
                                                   -------    -------

         CBT - Net                                 $ 2,407         $0
         TEFA                                        3,213          0
         GRAFT                                        (207)    12,183
         Other Taxes                                   876        949
                                                   -------    -------
             Total State, Local and Other Taxes    $ 6,289    $13,132
                                                   =======    =======


     During the three months ended March 31, 1998, SJG recorded an additional $5.0 million for State Sales and Use Tax on utility services through its Condensed Consolidated Balance Sheet which does not impact reported revenues or tax expense (See Note 1).

Note 5.  Capitalization:

     SJG is restricted under its First Mortgage Indenture, as supplemented, as to the amount of cash dividends or other distributions that may be paid on its common stock. SJG had retained earnings free of such restriction of approximately $63.1 million at March 31, 1998.

     On March 26, 1997, SJG received $25.6 million as contributions of capital from Industries. Contributions of capital are credited to Other Paid-In Capital and Premium on Common Stock. There have been no other changes in Common Stock during 1998 and 1997.

Note 6.  Commitments and Contingencies:

     Construction Commitments - The estimated cost of construction and environmental remediation programs of SJG for the year 1998 aggregates $68.8 million and, in connection therewith, certain commitments have been made.

     Gas Supply Contracts - SJG, in the normal course of conducting business, has entered into long-term contracts for natural gas supplies, firm transportation, and firm gas storage service. The earliest expiration of any of the gas supply contracts is 1999. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under Federal Energy Regulatory
Commission (FERC) approved tariffs. SJG's cumulative obligation for demand charges and reservation fees paid to its suppliers for all of these services is approximately $4.9 million per month which is recovered on a current basis through the LGAC.

     Pending Litigation - The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. As such, reserves are set up when these claims become apparent. The Company also maintains insurance and records probable insurance recoveries relating to outstanding claims.

                              SJG-10

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

     Since the early 1980s, SJG has recorded environmental remediation costs of $91.1 million, of which $38.7 million was expended as of March 31, 1998. SJG, with the assistance of an outside consulting firm, estimates that total future expenditures to remediate the sites will range from $52.4 million to $165.6 million. The lower end of this range was recorded as a liability and is reflected on the Condensed Consolidated Balance Sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities". Recorded environmental remediation costs of SJG do not directly affect earnings because those costs are deferred and, when expended, recovered through rates over 7-year amortization periods as authorized by the BPU. Amounts accrued for future expenditures were not adjusted for future insurance recoveries, which management is pursuing. SJG received $4.2 million of insurance recoveries as of March 31, 1998. SJG first used these proceeds to offset legal fees incurred in connection with those recoveries and used the excess to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual expenditures could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site specific requirements.

     As a result of the 7-year Remediation Adjustment Clause
(RAC) recovery mechanism, SJG does not expense environmental remediation costs when incurred and defers costs to be recovered. SJG has two regulatory assets associated with environmental cost. The first regulatory asset is titled "Environmental Remediation Cost: Expended - Net". These expenditures represent actual cost incurred to remediate former gas manufacturing plant sites. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation". The BPU allowed recovery of these expenditures through July 1995 and petitions to recover these costs through July 1997 are pending (See Note 2).

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

                              SJG-11

Liabilities, as appropriate. The deferred debit is a regulatory asset under FASB No. 71, because the BPU's intent, as evidenced by its current practice, is to provide recovery sufficient to recover the deferred costs after they are expended.

     SJG files with the BPU to recover these costs in rates through its RAC. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of March 31, 1998, SJG's unamortized remediation expenditures of $20.9 million are reflected on the balance sheet under the caption "Regulatory and Other Non-Current Assets". Since BPU approval of the RAC mechanism in August 1992, SJG recovered $13.6 million through rates as of March 31, 1998 (See
Note 2).



                              SJG-12


   Item 2.   Management's Discussion and Analysis of Results of
             Operations and Financial Condition


Overview

        South Jersey Gas Company (SJG) is a natural gas distribution company serving 262,315 customers at March 31, 1998, compared with 255,912 customers at March 31, 1997. SJG also makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers for its own sales and for some of its customers. South Jersey Industries, Inc. owns all of the common stock of SJG.

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

        There are a number of factors that could cause the company's actual results to differ materially from those anticipated, which include, but are not limited to the following: general economic conditions on an international, federal, state and local level; weather conditions in the company's marketing areas; regulatory and court decisions; competition in the company's regulated activities; the availability and cost of capital; costs and effects of unanticipated legal proceedings and environmental liabilities; and changes in business strategies.

Competition

        SJG franchises are non-exclusive. Currently no other utility provides retail gas distribution services within its territory. SJG does not expect other utilities to do so in the foreseeable future because of the extensive investment required for utility plant and related costs. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. The market for natural gas sales is subject to competition as a result of deregulation. SJG has enhanced its competitive position while maintaining its margins by using an unbundled tariff which allows the Company to recover its full cost of service, except for the variable cost of the gas commodity, when engaging in the transportation of gas for its customers. Under this tariff, SJG derives substantially all of its profits from the transportation rather than the sale of the commodity. SJG's commercial and industrial customers can choose their supplier while SJG recovers its cost of service and fixed gas costs primarily through its transportation service. In
April 1997, SJG initiated its New Jersey Board of Public Utilities (BPU) approved pilot program giving some residential customers a choice of gas suppliers (See "Pilot Program - Choice

                              SJG-13

of Gas Supplier"). SJG believes it has been a leader in addressing the changing marketplace, while maintaining its focus on being a low-cost provider of natural gas and energy services.

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

Energy Adjustment Clauses

        SJG's tariff includes a Levelized Gas Adjustment Clause
(LGAC), a Temperature Adjustment Clause (TAC), a Remediation Adjustment Clause (RAC) and a Demand Side Management Clause
(DSMC). These clauses permit adjustments for changes in gas supply costs, reduce the impact of extreme fluctuations in temperatures on SJG and its customers, recover costs for the remediation of former gas manufacturing plants and recover costs associated with its conservation plan, respectively. The BPU-approved LGAC, RAC and DSMC adjustments are made to match revenues and expenses. TAC adjustments do affect revenue, income and cash flows since extremely cold weather can generate credits to customers, while extremely warm weather during the winter season can result in additional billings to customers. TAC adjustments related to the 1997-1998 TAC year are not expected to materially impact the financial statements for 1998.

Status of Year 2000 Conversion

        The Company prepared a Year 2000 Impact and Assessment study and developed a plan for program modification. An outside service was used to identify both informational and logic date variables within the programming codes. This service was completed and expensed in 1997. Presently, the Company is revising the affected programming codes. As of March 31, 1998, approximately 27% of the programming code was revised. All revisions are scheduled to be completed by early 1999, providing the remainder of 1999 for testing. The conversion costs are estimated at $0.4 million of which approximately $0.1 million was spent as of March 31, 1998. Vendors who provide third party software and support services are being contacted to establish Year 2000 compliance. The Company is also in the process of securing written verification from its key product and service vendors to ensure their compliance.

                              SJG-14

Results of Operations - First Quarter Ended March 31, 1998
Compared to First Quarter Ended March 31, 1997

Operating Revenues

        In 1998, revenues decreased $18.1 million principally due to lower firm sales resulting from weather which was 12.0 percent warmer than 1997 and state tax reform which lowered the tax component contained in reported revenue, effective January 1, 1998, with an offsetting reduction in State, Local and Other Taxes (See Notes 1 and 4). Also, increased firm transportation service replaced firm sales. These results were partially offset by increased off-system sales, the settlement of the base rate case on January 27, 1997 and customer growth. The revenue from transportation excludes commodity costs (See Competition). As SJG's profits are from the transportation rather than the sale of commodity, the migration of customers to firm transportation does not lower SJG's margin. Total sales margin decreased in 1998 due to lower sales volumes and decreased margins on off-system sales, partially offset by the effect of the addition of 6,400 new customers since the end of the first quarter of 1997.

Gas Purchased for Resale

        Gas purchased for resale decreased $8.7 million in 1998 principally due to decreased sales volumes. Sources of gas supply include both contract and open-market purchases. SJG is responsible for securing and maintaining its own gas supplies to serve its customers.

        SJG has entered into long-term contracts for natural gas supplies, firm transportation, and firm gas storage service.
The earliest expiration of any of these contracts is 1999. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers are provided under tariffs approved by the Federal Energy Regulatory Commission. SJG's cumulative obligation for demand charges and reservation fees for all of these services is approximately $4.9 million per month, which is recovered on a current basis through its LGAC.

Operations

        A summary of net changes in utility operations for 1998 compared with 1997 is as follows (in thousands):



                              SJG-15

                                         1998 vs. 1997
                                         -------------
Other Production Expense                          ($4)
Transmission                                       13
Distribution                                     (145)
Customer Accounts and Services                    161
Sales                                             (13)
Administration and General                        199
Other                                             (69)
                                         -------------
                                                 $142
                                         =============


        Distribution costs decreased in 1998 principally due to increased service contract revenue. Customer Accounts and Service costs increased in 1998 principally due to an increase in uncollectible accounts expense and increased collection costs. Administrative and General costs increased in 1998 principally due to increased employee benefits and regulatory costs.

Other Operating Expenses

        A summary of principal changes in other operating expenses for 1998 compared with 1997 is as follows (in thousands):

                                         1998 vs. 1997
                                         -------------
Maintenance                                      $125
Depreciation                                      282
Federal Income Taxes - Net                     (1,159)
State, Local and Other Taxes                   (6,843)


        The increase in maintenance expense is principally due to utility production plant maintenance, which includes the amortization of increased environmental remediation costs (such increases are offset by revenue recovery under SJG's RAC). Depreciation is higher principally due to increased investment in property, plant and equipment. Federal Income Tax changes reflect the impact of changes in pre-tax income. State, Local and Other Taxes decreased because of the energy tax reform legislation discussed under Operating Revenues - Utility.

                              SJG-16

Interest Charges

        Interest charges decreased in 1998 due to the effect of lower short-term interest resulting from lower levels of short-term debt outstanding. Short-term debt levels were reduced in March 1997 by using proceeds from the sale of $35.0 million of first mortgage bonds by SJG; the application of a $25.6 million cash equity infusion to SJG from SJI and the application of the net proceeds from the sale of the Mandatorily Redeemable Preferred Securities in May 1997. Utility long-term interest increased in 1998 due to increased levels of long-term debt outstanding.

Preferred Securities Dividend Requirements

        Preferred Dividends increased in 1998 due to the issuance of $35.0 million of 8.35% SJG-guaranteed Mandatorily Redeemable
Preferred Securities in May 1997 (See Capital Resources).

Net Income Applicable to Common Stock

        The details affecting net income and earnings per common share are discussed under the appropriate captions above.

Liquidity

        The seasonal nature of gas operations, the timing of construction and remediation expenditures and related permanent financing, as well as mandated tax and sinking fund payment dates require large short-term cash requirements. These are generally met by cash from operations and short-term lines of credit. The Company maintains short-term lines of credit with a number of banks, aggregating $115.0 million of which $82.9 million was available at March 31, 1998. The credit lines are uncommitted and unsecured with interest rates below the prime rate.

        The changes in cash flows from operating activities are as follows (in thousands):


                              SJG-17

                                         1998 vs. 1997
                                         -------------
Increases/(Decreases):
Net Income                                    ($2,304)
Depreciation and Amortization                     283
Provision for Losses on Accts Receivable           47
Revenues and Fuel Costs Deferred - Net            860
Deferred and Non-Current Federal
 Income Taxes and Credits - Net                 1,554
Environmental Remediation Costs - Net             400
Accounts Receivable                             6,957
Inventories                                    (2,709)
Prepayments and Other Current Assets             (135)
Accounts Payable and Other Accrued
 Liabilities                                    2,777
State and Local Taxes Accrued                  (4,901)
Other - Net                                    (1,644)
                                         -------------
      Increase in Net Cash from
       Operating Activities                    $1,185
                                         =============

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

        Changes in Environmental Remediation Costs - Net represent the difference between remediation expenditures and amounts collected under the RAC and insurance recoveries.

        Changes in Accounts Receivable are generally weather and price related. Changes impact cash flows when collected in subsequent periods.

        Changes in Inventory reflect the impact of seasonal requirements, temperatures and price changes.

        Changes in State and Local Taxes Accrued reflect the impact of changes between taxes paid and taxes accrued. However, significant timing differences exist in cash flows during the

                              SJG-18

year.  In 1997, SJG paid the full year's Gross Receipts &
Franchise Taxes on April 1 and amortized the remaining prepaid tax over the remainder of the year on the basis of gas volumes sold.

        As stated in Note 1, on January 1, 1998, the Gross Receipts and Franchise Taxes were replaced with a 6 percent State Sales and Use Tax, a 9 percent State Corporation Business Tax on income before taxes and a Transitional Energy Facilities Assessment (TEFA) on volumes of gas sold and transported. The TEFA will be phased out over 5 years beginning January 1, 1999. Approximately 50 percent of the new taxes will be paid in monthly installments during the first 6 months of the year and the principal portion of the remaining taxes is to be paid on June 25, 1998, and on May 15 of each year thereafter. SJG uses short-term borrowings to make these tax payments which result in a temporary increase in the short-term debt level. The new rates are subject to change following BPU approval which is expected by July 1, 1998.

        Changes in Accounts Payable and Other Current Liabilities reflect the impact of timing differences between the accrual and payment of costs.

Regulatory Matters

        On January 27, 1997, the BPU granted SJG a base rate increase of $6.0 million based on a 9.62 percent rate of return on rate base, which included an 11.25 percent return on common equity. The majority of this increase comes from residential and small commercial customers. Part of the increase results from new service fees to customers for costs they cause SJG to incur. Additionally, SJG is allowed to retain the first $5.5 million of pre-tax margins generated by interruptible and off-system sales and transportation and 20 percent of pre-tax margins above that level. In 1998 and 1999, this $5.5 million threshold will increase by the annual revenue requirement associated with specified major construction projects. These sharing formula improvements are expected to result in additional rate relief of approximately $0.3 million in 1998 and $1.9 million in 1999.

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

                              SJG-19

        The adoption of FASB No. 109, "Accounting for Income Taxes" in 1993 primarily resulted in creating a regulatory asset and a deferred income tax liability. As a result of positions taken in the 1994 rate case, the amortization of the asset is being recovered through rates over an 18-year period which began in December 1994. Also, FASB No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", adopted by the Company in 1993, requires an accrual basis of accounting for retiree benefit payments during the years of employment. The Company elected to recognize the unfunded transition obligation over a 20-year period beginning in 1993. The majority of the postretirement benefit costs were previously recoverable by SJG through rates on a pay-as-you-go basis. A December 1994 BPU order provided for partial recovery of costs associated with FASB No. 106 and prescribed continued deferral of unrecovered costs. Also, beginning in 1995, an external trust was established towards funding postretirement benefit costs. Rate recovery in excess of SJG's pay-as-you-go requirement is contributed to the trust and provides no operating benefit to SJG except to the extent that trust income reduces future net periodic cost. Gross contributions to the trust amounted to $7.1 million and the balance of the regulatory asset amounted to $6.0 million at March 31, 1998. As approved by the BPU, this amount is being recovered from ratepayers over a 15-year period beginning January 1, 1998. In addition, the BPU approved full recovery of the net periodic benefit cost.

        The Company incurred and recorded certain costs for environmental remediation of sites where SJG or predecessor companies operated gas manufacturing plants. SJG terminated manufactured gas operations at all sites more than 35 years ago.

        Since the early 1980s, the Company has recorded environmental remediation costs of $91.1 million, of which $38.7 million was expended as of March 31, 1998. The Company, with the assistance of an outside consulting firm, estimates that total future expenditures to remediate SJG sites will range from $52.4 million to $165.6 million. The lower end of this range was recorded as a liability and is reflected on the balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities". Recorded environmental remediation costs of SJG do not directly affect earnings because those costs are deferred and, when expended, recovered through rates over 7-year amortization periods as authorized by the BPU. Amounts accrued for future expenditures were not adjusted for future insurance recoveries, which management is pursuing. SJG received $4.2 million of insurance recoveries as of March 31, 1998. SJG used these proceeds first to offset legal fees incurred in connection with those recoveries and used the excess to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual expenditures could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site specific requirements.

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

                              SJG-20

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

        Annually, SJG files with the BPU to recover expended remediation costs in rates. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of March 31, 1998, SJG's unamortized remediation expenditures of $20.9 million are reflected on the balance sheet under the caption "Regulatory and Other Non-Current Assets". Since BPU approval of the RAC mechanism in August 1992, SJG recovered $13.6 million as of March 31, 1998.

        On July 31, 1996 and 1997, SJG made its annual filings with the BPU to recover remediation costs expended during the period of August 1995 through July 1997 totaling $1.6 million. Both filings were subsequently updated and are still pending at the BPU.

        On September 9, 1997, SJG filed with the BPU to adjust rates by replacing the current State Gross Receipts and Franchise Tax components with a Sales and Use Tax, a Corporation Business Tax and a Transitional Energy Facilities Assessment (See "Liquidity"). Interim rates reflecting this change became effective January 1, 1998. The BPU is expected to approve final rates by July 1, 1998.

        In September 1996, SJG filed to reduce its rates through its 1996-1997 LGAC reflecting a $1.4 million decrease in natural gas costs. Updated projections of 1996-1997 LGAC year results were rolled into the 1997-1998 LGAC year and filed with the BPU.

        On September 12, 1997, updated projections of the 1996-1997 LGAC year results were rolled into the 1997-1998 LGAC year and filed with the BPU. The 1997-1998 LGAC filing requested a rate increase to reflect an increase of $4.7 million in natural gas costs, inclusive of the 1996-1997 LGAC filing. This amount was updated to $7.5 million in May 1998. Both filings are still pending at the BPU.

        FASB No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", requires an accrual basis of accounting for retiree benefit payments during the years of employment. A December 1994 BPU order provided for partial recovery of costs associated with FASB No. 106 and prescribed continued deferral of unrecovered costs. Also, beginning in 1995, an external trust was established towards funding postretirement benefit costs. Rate recovery in excess of SJG's

                              SJG-21

pay-as-you-go requirement is contributed to the trust and provides no operating benefit to SJG except to the extent that trust income reduces future net periodic cost. Deferred postretirement benefit costs will be recovered from ratepayers over a 15 year period beginning January 1, 1998, as approved by the BPU.

        On March 5, 1998, the BPU approved new rates related to appliance service charges, including a profit margin. The new rates are competitive with those of other service providers in New Jersey and are designed to increase earnings and cash flows to SJG over the current rates. The BPU also authorized SJG to institute new Appliance Service Contract plans effective April 1, 1998, including electric air conditioning repairs within its service territory.

        The Company is subject to claims which arise in the ordinary course of its business and other legal proceedings. As such, reserves are set up when these claims become apparent. The Company also maintains insurance and records probable insurance recoveries relating to outstanding claims.

        A group of Atlantic City casinos filed a petition with the BPU on January 16, 1996, alleging overcharges of over $10.0 million, including interest. Management believes that charges to the casinos were based on applicable SJG tariffs and that the casinos were not qualified under less expensive rate schedules, as claimed. Management believes that the ultimate impact of these actions will not materially affect the Company's financial position, results of operations or liquidity.

Capital Resources

        The Company has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities, equipment and for environmental cleanup costs. Net construction and remediation expenditures for 1998 amounted to $9.9 million. The costs for 1998, 1999 and 2000 are estimated at approximately $68.8 million, $54.6 million and $47.8 million, respectively. These investments are expected to be funded from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of first mortgage bonds, capital leases and RAC recoveries.

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

                              SJG-22

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





                              SJG-23


                  PART II  --  OTHER INFORMATION



Item 1.  Legal Proceedings

        Information required by this Item is incorporated by reference to Part I, Item 1, Note 6, on pages 10, 11 and 12 excluding the first two paragraphs of the Note, regarding contingencies, including pending litigation and the remediation and clean-up of certain sites which included manufactured gas operations.

Item 6.  Exhibits and Reports on Form 8-K

        b. No reports on Form 8-K were filed during the quarter for which this report is filed.


                              SJG-24



                            SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          SOUTH JERSEY GAS COMPANY
                                (Registrant)



        Dated:  May 12, 1998             By:  /s/ David A. Kindlick
                                              David A. Kindlick
                                              Senior Vice President,
                                              Finance & Rates



        Dated:  May 12, 1998             By:  /s/ William J. Smethurst, Jr.
                                              William J.  Smethurst, Jr.
                                              Vice President and Treasurer





                                   SJG-25


                          SOUTH JERSEY GAS COMPANY


                             Index to Exhibits




      Exhibit Number               Description

           27                      Financial Data Schedule

                                   (Submitted only in electronic format to
                                   the Securities and Exchange Commission).




                                   SJG-26