Form 10-Q
period 1998-06-30
SOUTH JERSEY GAS CO/NEW
filed 1998-08-13
CIK 1035216

Page 1 of 27


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                                    FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended June 30, 1998      Commission File Number 1-12899


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

                             Yes  [X]      No  [ ]


         As of August 5, 1998, there were 2,339,139 shares of the registrant's common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.


                            Exhibit Index on page 27


                                 - Cover Page -




                         PART I  -  FINANCIAL INFORMATION



             Item 1.  Financial Statements - See Pages 3 through 13






                                      SJG-2


                             SOUTH JERSEY GAS COMPANY

          CONDENSED STATEMENTS OF CONSOLIDATED (LOSS) INCOME (UNAUDITED)
                     (In Thousands Except for Per Share Data)

                                                         Three Months Ended
                                                               June 30,
                                                    -----------------------------
                                                        1998             1997
                                                    ------------     ------------
OPERATING REVENUES:
  Utility                                               $51,737          $57,822
  Other                                                     482              521
                                                    ------------     ------------
      Total Operating Revenues                           52,219           58,343
                                                    ------------     ------------
OPERATING EXPENSES:
  Gas Purchased for Resale                               30,426           31,951
  Utility Operations                                      9,928            9,471
  Other Operations                                          511              500
  Maintenance                                             1,271            1,534
  Depreciation                                            4,256            3,967
  Federal Income Taxes                                     (295)             486
  State, Local and Other Taxes                            2,066            5,277
                                                    ------------     ------------
      Total Operating Expenses                           48,163           53,186
                                                    ------------     ------------
OPERATING INCOME                                          4,056            5,157
                                                    ------------     ------------
INTEREST CHARGES:
  Long-Term Debt                                          2,944            3,916
  Short-Term Debt                                           619              369
  Other                                                     127              110
                                                    ------------     ------------
      Total Interest Charges                              3,690            4,395
                                                    ------------     ------------
INCOME BEFORE PREFERRED DIVIDEND REQUIREMENTS               366              762
Preferred Stock Dividend Requirements                        42               43
Preferred Securities Dividend Requirements                1,461              471
                                                    ------------     ------------
NET (LOSS) INCOME APPLICABLE TO COMMON STOCK            ($1,137)            $248
                                                    ============     ============
AVERAGE SHARES OF COMMON STOCK OUTSTANDING                2,339            2,339
                                                    ============     ============
(LOSS) EARNINGS PER COMMON SHARE                         ($0.49)           $0.11
                                                    ============     ============
DIVIDENDS PAID PER COMMON SHARE                          $1.830           $1.635
                                                    ============     ============

The accompanying notes to the financial statements are an integral part of these statements.

                                      SJG-3

                             SOUTH JERSEY GAS COMPANY

             CONDENSED STATEMENTS OF CONSOLIDATED INCOME  (UNAUDITED)
                     (In Thousands Except for Per Share Data)

                                                          Six Months Ended
                                                              June 30,
                                                    -----------------------------
                                                        1998             1997
                                                    ------------     ------------
OPERATING REVENUES:
  Utility                                              $159,900         $183,888
  Other                                                     804            1,042
                                                    ------------     ------------
      Total Operating Revenues                          160,704          184,930
                                                    ------------     ------------
OPERATING EXPENSES:
  Gas Purchased for Resale                               91,601          101,821
  Utility Operations                                     19,519           18,851
  Other Operations                                          877              935
  Maintenance                                             2,863            3,001
  Depreciation                                            8,423            7,852
  Federal Income Taxes                                    6,972            8,912
  State, Local and Other Taxes                            8,355           18,409
                                                    ------------     ------------
      Total Operating Expenses                          138,610          159,781
                                                    ------------     ------------
OPERATING INCOME                                         22,094           25,149
                                                    ------------     ------------
INTEREST CHARGES:
  Long-Term Debt                                          6,783            7,289
  Short-Term Debt                                         1,116            1,722
  Other                                                     236              209
                                                    ------------     ------------
      Total Interest Charges                              8,135            9,220
                                                    ------------     ------------
INCOME BEFORE PREFERRED DIVIDEND REQUIREMENTS            13,959           15,929
Preferred Stock Dividend Requirements                        84               86
Preferred Securities Dividend Requirements                2,192              471
                                                    ------------     ------------
NET INCOME APPLICABLE TO COMMON STOCK                   $11,683          $15,372
                                                    ============     ============
AVERAGE SHARES OF COMMON STOCK OUTSTANDING                2,339            2,339
                                                    ============     ============
EARNINGS PER COMMON SHARE                                 $4.99            $6.57
                                                    ============     ============
DIVIDENDS PAID PER COMMON SHARE                          $3.465           $3.270
                                                    ============     ============

The accompanying notes to the financial statements are an integral part of these statements.

                                      SJG-4

                                           SOUTH JERSEY GAS COMPANY

                                     CONDENSED CONSOLIDATED BALANCE SHEET
                                                (In Thousands)

                                                                            (Unaudited)
                                                                              June 30,            December 31,
                                                                     -------------------------   -------------
                                                                         1998         1997           1997
                                                                     ------------ ------------   -------------
ASSETS

PROPERTY, PLANT AND EQUIPMENT:
  Utility Plant, at original cost                                       $642,846     $598,301        $619,489
    Accumulated Depreciation                                            (173,614)    (163,267)       (167,176)
  Gas Plant Acquisition Adjustment - Net                                   1,888        1,963           1,926
                                                                     ------------ ------------   -------------
      Property, Plant and Equipment - Net                                471,120      436,997         454,239
                                                                     ------------ ------------   -------------
CURRENT ASSETS:
  Cash and Cash Equivalents                                                2,686        3,274           6,596
  Accounts Receivable:
    Customers                                                             23,227       27,571          25,303
    Unbilled Revenues                                                      3,102        3,552          17,263
    Merchandise                                                            2,293        1,854           1,977
    Other                                                                    674          715           2,836
    Provision for Uncollectibles                                          (1,032)      (1,032)         (1,032)
  Natural Gas in Storage, average cost                                    19,827       15,038          23,877
  Materials and Supplies, average cost                                     4,244        4,046           4,509
  Prepaid State and Local Taxes                                           15,345       10,980             566
  Prepayments and Other Current Assets                                     2,336        1,995           1,661
                                                                     ------------ ------------   -------------
      Total Current Assets                                                72,702       67,993          83,556
                                                                     ------------ ------------   -------------
ACCOUNTS RECEIVABLE - MERCHANDISE                                          1,384        1,852           1,449
                                                                     ------------ ------------   -------------
REGULATORY AND OTHER NON-CURRENT ASSETS:
  Environmental Remediation Costs:
    Expended - Net                                                        21,301       17,060          21,041
    Liability for Future Expenditures                                     50,697       52,400          52,400
  Gross Receipts & Franchise Taxes                                         3,806        4,250           4,028
  Income Taxes - Flowthrough Depreciation                                 13,510       14,488          13,999
  Deferred Fuel Costs - Net                                                    0            0           3,674
  Deferred Postretirement Benefit Costs                                    5,837        5,705           6,150
  Other                                                                    7,607        7,839           8,577
                                                                     ------------ ------------   -------------
      Total Regulatory and Other Non-Current Assets                      102,758      101,742         109,869
                                                                     ------------ ------------   -------------
            TOTAL ASSETS                                                $647,964     $608,584        $649,113
                                                                     ============ ============   =============

The accompanying notes to the financial statements are an integral part of these statements.

                                      SJG-5

                                           SOUTH JERSEY GAS COMPANY

                                     CONDENSED CONSOLIDATED BALANCE SHEET
                                                (In Thousands)

                                                                            (Unaudited)
                                                                              June 30,            December 31,
                                                                     -------------------------   -------------
                                                                         1998         1997           1997
                                                                     ------------ ------------   -------------
CAPITALIZATION AND LIABILITIES

COMMON EQUITY:
  Common Stock, Par Value $2.50 per share:
    Authorized - 4,000,000 shares
    Outstanding - 2,339,139 shares                                        $5,848       $5,848          $5,848
  Other Paid-In Capital and Premium on Common Stock                      102,817      102,817         102,817
  Retained Earnings                                                       59,697       59,244          56,120
                                                                     ------------ ------------   -------------
      Total Common Equity                                                168,362      167,909         164,785
                                                                     ------------ ------------   -------------
PREFERRED STOCK AND SECURITIES:
  Redeemable Cumulative Preferred - Par Value $100 per share,
    Authorized - 46,404, 47,304 and 47,304 shares, respectively
    Outstanding:
        Series A, 4.70%--2,100, 3,000 and 3,000 shares                       210          300             300
        Series B, 8.00%--19,242 shares                                     1,924        1,924           1,924
  Company-Guaranteed Mandatorily Redeemable
   Preferred Securities of Subsidiary Trust
   Par Value $25 per share, 1,400,000 shares
   Authorized and Outstanding                                             35,000       35,000          35,000
                                                                     ------------ ------------   -------------
      Total Preferred Stock and Securities                                37,134       37,224          37,224
                                                                     ------------ ------------   -------------
LONG-TERM DEBT                                                           166,853      178,002         175,860
                                                                     ------------ ------------   -------------
      Total Capitalization                                               372,349      383,135         377,869
                                                                     ------------ ------------   -------------
CURRENT LIABILITIES:
  Notes Payable                                                           72,300       14,500          45,900
  Current Maturities of Long-Term Debt                                     8,876        8,876           8,876
  Accounts Payable                                                        20,074       26,530          45,623
  Customer Deposits                                                        5,815        5,918           5,871
  Federal Income Taxes Accrued                                               694        2,886             514
  State and Local Taxes Accrued                                            1,590          826             466
  Environmental Remediation Costs                                         16,037        7,735          14,373
  Interest Accrued and Other Current Liabilities                           6,633        5,700           6,709
                                                                     ------------ ------------   -------------
      Total Current Liabilities                                          132,019       72,971         128,332
                                                                     ------------ ------------   -------------
DEFERRED CREDITS AND OTHER NON-CURRENT
 LIABILITIES:
  Accumulated Deferred Income Taxes - Net                                 86,468       79,596          81,847
  Investment Tax Credits                                                   5,434        5,827           5,632
  Deferred Revenues - Net                                                    979        6,125               0
  Pension and Other Postretirement Benefits                               10,537       10,190          10,798
  Environmental Remediation Costs                                         34,660       44,665          38,027
  Other                                                                    5,518        6,075           6,608
                                                                     ------------ ------------   -------------
      Total Deferred Credits and Other Non-Current Liabilities           143,596      152,478         142,912
                                                                     ------------ ------------   -------------
COMMITMENTS AND CONTINGENCIES

      TOTAL CAPITALIZATION AND LIABILITIES                              $647,964     $608,584        $649,113
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

                                      SJG-6

                                      SOUTH JERSEY GAS COMPANY

                     CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                           (In Thousands)

                                                                             Six Months Ended
                                                                                  June 30,
                                                                       -----------------------------
                                                                           1998             1997
                                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income Applicable to Common Stock                                    $11,683          $15,372
  Adjustments to Reconcile Net Income to Cash Flows Provided by
   Operating Activities:
    Depreciation and Amortization                                            9,388            8,803
    Provision for Losses on Accounts Receivable                                454              417
    Revenues and Fuel Costs Deferred - Net                                   4,653            6,529
    Deferred and Non-Current Federal Income Taxes and Credits - Net          4,582            1,624
    Environmental Remediation Costs - Net                                     (260)          (1,494)
    Changes in:
      Accounts Receivable                                                   17,629           15,247
      Inventories                                                            4,315            7,609
      Prepayments and Other Current Assets                                    (675)            (433)
      Accounts Payable and Other Accrued Liabilities                       (25,501)         (14,975)
      State and Local Taxes Accrued                                        (13,655)          (9,099)
  Other - Net                                                                  (30)           2,373
                                                                       ------------     ------------
      Net Cash Provided by Operating Activities                             12,583           31,973
                                                                       ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures, Cost of Removal and Salvage                        (25,663)         (23,575)
                                                                       ------------     ------------
      Net Cash Used in Investing Activities                                (25,663)         (23,575)
                                                                       ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Borrowings from (Repayments of) Lines of Credit                       26,400          (93,800)
  Proceeds from Issuance of Long-Term Debt                                       0           35,000
  Principal Repayments of Long-Term Debt                                    (9,007)          (4,461)
  Dividends of Common Stock                                                 (8,106)          (7,650)
  Repurchase of Preferred Stock                                                (90)             (90)
  Proceeds from Sale of Preferred Securities                                     0           35,000
  Payments for Issuance of Long-Term Debt and Preferred Securities             (27)          (2,215)
  Additional Investment by Shareholder                                           0           25,623
                                                                       ------------     ------------
      Net Cash Provided by (Used in) Financing Activities                    9,170          (12,593)
                                                                       ------------     ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (3,910)          (4,195)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             6,596            7,469
                                                                       ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $2,686           $3,274
                                                                       ============     ============

The accompanying notes to the financial statements are an integral part of these statements.

                                      SJG-7


      Notes to Condensed Consolidated Financial Statements (Unaudited)


Note 1.  Summary of Significant Accounting Policies:

     The Entity

     The condensed consolidated financial statements present the accounts of South Jersey Gas Company (SJG) and its wholly owned statutory trust subsidiary, SJG Capital Trust. South Jersey Industries, Inc. (SJI) owns all of SJG's outstanding common
stock.   SJG made some reclassifications of previously reported
amounts to conform with classifications for the current year.

     Estimates and Assumptions

     SJG prepares its financial statements to conform with generally accepted accounting principles. This requires the company to make estimates and assumptions affecting the amounts reported in the financial statements and related disclosures. Therefore, actual results may differ from those estimates.

     Regulation

     SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU) and maintains its accounts in accordance with the prescribed Uniform System of Accounts of that Board (See Note 2).

     New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board (FASB) issued FASB No. 131, "Disclosures about Segments of an
Enterprise and Related Information," which is also effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting selected information about operating segments in the company's interim and annual financial statements. SJG is evaluating whether adopting this statement will change its presentation of financial information. SJG adopted FASB No. 131 effective January 1, 1998; however, as permitted by this statement, the company will not report segment information in interim financial statements until 1999.

     State and Local Taxes

     New Jersey adopted legislation reforming energy taxation effective July 14, 1997. The new law eliminated the Gross Receipts & Franchise Tax (GRAFT), amounting to approximately 13% of utility revenue, and replaced it with a combination of taxes. Beginning January 1, 1998, retail sales of natural gas and electricity and utility services, including transportation, are subject to the 6% State Sales and Use Tax (SUT). Gas and

                                   SJG-8

electric utilities are also subject to the 9% State Corporation Business Tax (CBT) on income before taxes. To bridge the revenue gap created by the new tax law, the State imposed a Transitional Energy Facilities Assessment (TEFA) on volumes of gas sold and transported. The TEFA will be phased out over five years beginning January 1, 1999 and ending January 1, 2003. The revised tax policy is expected to eliminate tax differences between utility and nonutility suppliers, providing fair competition and lower energy costs for consumers. Adopting the new legislation does not materially affect SJG's financial position, operating results or liquidity (See Note 2). However, since the SUT is not included in reported utility revenues or tax expense as GRAFT was previously, there are equal reductions in these line items on the Condensed Statements of Consolidated Income.

Note 2.  Regulatory Matters:

     On July 31, 1996 and 1997, SJG filed with the BPU to recover remediation costs expended from August 1995 through July 1997 totaling $1.6 million. Both filings were subsequently updated and are still pending at the BPU (See Note 6).

     On January 27, 1997, the BPU granted SJG a total rate increase of $10.3 million. The $6.0 million base rate portion of the increase was based on a 9.62% rate of return on rate base, which included an 11.25% return on common equity. The majority of this increase comes from residential and small commercial customers. Part of the increase is recovered from new miscellaneous service fees which charge specific customers for costs they cause SJG to incur. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation was increased from $4.0 million to $5.0 million. SJG keeps 100% of pre-tax margins up to this level and 20% of such margins above that level. Later in 1997, the $5.0 million threshold was increased by $500,000 which is the annual revenue requirement associated with the completion of construction on a specified pipeline interconnection. In late 1998, this $5.5 million threshold will increase by another $1.9 million, also representative of the annual revenue requirement associated with major construction projects.

     As part of the tariff changes approved in the rate case, SJG began its pilot program in April 1997, giving residential customers a choice of gas supplier. During the enrollment period, which ended June 30, 1997, nearly 13,000 residential customers applied for this service. SJG began transporting gas for these customers on August 1, 1997. Participant's bills are reduced for cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in gas costs and taxes under SJG's BPU-approved fuel clause. On June 26, 1998, the BPU expanded the number of participants to 25,000. The program results in a reduction in Utility Revenues. However, the program does not affect the company's net income, financial condition or margins. Also, SJG further expanded the choices available to commercial and industrial customers, including a new transportation tariff providing savings to qualified customers.

                                   SJG-9

     On May 13, 1997, SJG filed to recover additional postretirement benefit costs of approximately $1.3 million annually. This recovery was approved on December 17, 1997, and began January 1, 1998.

     On September 9, 1997, SJG filed with the BPU to adjust rates by replacing the GRAFT with SUT, CBT and TEFA components. The new rates became effective January 1, 1998 on an interim basis and were made final effective July 13, 1998.

     In September 1996, SJG filed to reduce its rates through its 1996-1997 Levelized Gas Adjustment Clause (LGAC) reflecting a $1.4 million decrease in natural gas costs. Updated results from the 1996-1997 LGAC year were rolled into the 1997-1998 LGAC which was filed with the BPU in September 1997.

     On September 12, 1997, SJG made its annual LGAC, Temperature Adjustment Clause (TAC) and Demand Side Management Clause (DSMC) filings with the BPU. The LGAC and the DSMC cover the period November 1997 through October 1998. The TAC period runs from October 1 through May 31. In this filing, the company requested a $4.7 million increase in the annual LGAC recovery which includes the 1996-1997 LGAC year results referred to above. SJG updated this amount to $7.5 million in May 1998 due to increased actual gas costs as compared to original projections filed with the BPU. The company also requested resolution of the 1996-1997 filing along with this filing. Both filings are still pending at the BPU.

     On March 5, 1998, the BPU approved new rates related to appliance service, including a profit margin. The new rates are competitive with those of other service providers in New Jersey and are designed to increase earnings and cash flows to SJG over the current rates. The BPU also authorized SJG to institute new appliance service contract plans and an electric air conditioning repair charge in April 1998.

Note 3.  Related Party Transactions:

     SJG contracted with R&T Group, Inc. (R&T), SJI's wholly owned subsidiary, for general utility construction and environmental remediation services costing approximately $75,100 for the three months ended and $1,901,000 for the six months ended June 30, 1997. The amounts payable to R&T relating to these services were $136,600 at June 30, 1997. SJG discontinued the operations and sold the assets of R&T during the first half of 1997.

     SJG sells natural gas for resale to South Jersey Energy
Company (SJE), SJI's wholly owned subsidiary. These sales comply with Section 284.402 of the Regulations of the Federal
Energy Regulatory Commission (FERC). Sales to SJE were approximately $160,600 for the three months ended and $292,900 for the six months ended June 30, 1998.

                                   SJG-10

Note 4.  State, Local and Other Taxes:

     The total expense for state, local and other taxes reflected in the Condensed Statements of Consolidated Income for the three and six months ended June 30, 1998 and 1997 are shown below (in thousands):

                                 Three Months Ended      Six Months Ended
                                     June 30,                June 30,
                               ---------------------   ---------------------
                                  1998       1997         1998       1997
                               ---------- ----------   ---------- ----------
CBT - Net                            $72         $0       $2,479         $0
TEFA                               1,148          0        4,361          0
GRAFT                                110      4,544          (97)    16,727
Other Taxes                          736        733        1,612      1,682
                               ---------- ----------   ---------- ----------
      Total State, Local and
       Other Taxes                $2,066     $5,277       $8,355    $18,409
                               ========== ==========   ========== ==========


     During the three and six months ended June 30, 1998, SJG recorded an additional $2.6 million and $7.6 million, respectively, for SUT on utility services through its Condensed
Consolidated Balance Sheet which does not impact reported revenues or tax expense (See Note 1).

Note 5.  Capitalization:

     SJG's First Mortgage Indenture, as supplemented, restricts the company as to the amount of cash dividends or other distributions it may pay on its common stock. SJG had approximately $57.8 million in retained earnings at June 30, 1998 that were free of these restrictions.

     On March 26, 1997, SJG received $25.6 million in contributions of capital from SJI. SJG credits capital contributions to Other
Paid-In Capital and Premium on Common Stock. SJG made no other changes in common stock during 1998 and 1997.

Note 6.  Commitments and Contingencies:

     Construction Commitments

     SJG estimates the cost of construction and environmental remediation programs for the company in 1998 will total $72.0 million. SJG has made certain commitments regarding these programs.

                                   SJG-11

     Gas Supply Contracts

     SJG has entered into long-term contracts for natural gas supplies, firm transportation, and firm gas storage service.
The earliest that any of the gas supply contracts expires is 1999. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers were made under FERC approved tariffs. SJG's cumulative obligation for demand charges and reservation fees paid to its suppliers for all of these services is approximately $4.9 million per month. SJG recovers this on a current basis through the LGAC.

     Pending Litigation

     SJG is subject to claims which arise in the ordinary course of business and other legal proceedings. The company sets up reserves when these claims become apparent. SJG also maintains insurance and records probable insurance recoveries relating to outstanding claims.

     A group of Atlantic City casinos filed a petition with the BPU in 1996 alleging overcharges of over $10.0 million, including interest. Management believes that charges to the casinos were based on applicable SJG tariffs and that the casinos were not qualified under less expensive rate schedules, as claimed. Management believes that the ultimate impact of these actions will not materially affect the company's financial position, operating results or liquidity.

     Environmental Remediation Costs

     SJG incurred and recorded costs for environmental cleanup of sites where SJG or predecessor companies operated gas manufacturing plants. The company terminated manufactured gas operations at all sites more than 35 years ago.

     Since the early 1980s, SJG has recorded environmental cleanup costs of $90.8 million. The company has spent $40.1 million as of June 30, 1998. SJG, with the assistance of an outside consulting firm, estimates that future costs to clean up the sites will range from $50.7 million to $150.6 million. The company recorded the lower end of this range as a liability.
It is reflected on the Condensed Consolidated Balance Sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities." SJG's recorded environmental cleanup costs do not directly affect earnings because the company defers and recovers them through rates over 7-year amortization periods as allowed by the BPU. SJG did not adjust the accrued liability for future insurance recoveries, which the company is pursuing. SJG received $4.2 million of insurance recoveries as of June 30, 1998. The company used these proceeds to offset related legal fees and to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual

                                   SJG-12

costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site specific requirements.

     As a result of the 7-year Remediation Adjustment Clause (RAC) recovery mechanism, the company does not expense environmental remediation costs when incurred. Rather, it defers costs to be recovered. SJG has two regulatory assets associated with environmental cost. The first regulatory asset is titled "Environmental Remediation Cost: Expended - Net." These expenditures represent what the company actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation." The BPU allowed SJG to recover these expenditures through July 1995 and petitions to recover these costs through July 1997 are pending (See Note 2).

     The other regulatory asset titled "Environmental Remediation
Cost: Liability for Future Expenditures" relates to estimated future expenditures determined under the guidance of FASB No. 5, "Accounting for Contingencies." SJG recorded this amount, which relates to former manufactured gas plant sites, as a deferred debit with the corresponding amount reflected in Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The deferred debit is a regulatory asset under FASB No. 71 because the BPU's intent, as evidenced by its current practice, is to allow SJG to recover the deferred costs after they are expended.

     SJG files with the BPU to recover these costs in rates through its RAC. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of June 30, 1998, the company's unamortized cleanup costs of $21.3 million are reflected on the balance sheet under the caption "Regulatory and Other Non-Current Assets." Since BPU approval of the RAC in August 1992, the company has recovered $14.6 million through rates as of June 30, 1998 (See Note 2).

Note 7.  Subsequent Event:

     On July 10, 1998, SJG filed a petition with the BPU requesting authority to establish a Medium Term Note (MTN) program. The petition requests authority to issue $100 million of MTN's through December 2001. The net proceeds of this MTN program will be used to retire short-term debt and to fund capital expenditures.

                                   SJG-13


        Item 2.   Management's Discussion and Analysis of Results of
                     Operations and Financial Condition


Overview

     South Jersey Gas Company (SJG) is a natural gas distribution company serving 263,678 customers at June 30, 1998, compared with 257,449 customers at June 30, 1997. SJG also makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers for its own sales and for some of its customers. South Jersey Industries, Inc. owns all of the common stock of SJG.

Forward-Looking Statements

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

     There are a number of factors that could cause the company's actual results to differ materially from those anticipated, which include, but are not limited to, the following: general economic conditions on an international, federal, state and local level; weather conditions in the company's marketing areas; regulatory and court decisions; competition in the company's regulated activities; the availability and cost of capital; costs and effects of unanticipated legal proceedings and environmental liabilities; and changes in business strategies.

Competition

     SJG's franchises are non-exclusive. Currently no other utility provides retail gas distribution services within its territory.
SJG does not expect other utilities to do so in the foreseeable future because of the extensive investment required for utility plant and related costs. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. The market for natural gas sales is subject to competition as a result of deregulation. SJG has enhanced its competitive position while maintaining its margins by using an unbundled tariff which allows the company to recover its full cost of service, except for the variable cost of the gas commodity, when engaging in the transportation of gas for its customers. Under this tariff, SJG derives substantially all of its profits from the transportation rather than the sale of the commodity. SJG's commercial and industrial customers can choose their supplier while SJG recovers its cost of service and fixed

                                   SJG-14

gas costs primarily through its transportation service. In April 1997, SJG initiated its New Jersey Board of Public Utilities (BPU) approved pilot program giving some residential customers a choice of gas suppliers (See Pilot Program - Choice of Gas Supplier). SJG believes it has been a leader in addressing the changing marketplace, while maintaining its focus on being a low-cost provider of natural gas and energy services.

Pilot Program - Choice of Gas Supplier

     In April 1997, SJG initiated its BPU-approved pilot program giving residential customers a choice of gas supplier. During the initial enrollment period, which ended June 30, 1997, nearly 13,000 residential customers applied for this service. In June 1998, the duration of the pilot program was extended to July 31, 1999 and the scope was approximately doubled to 25,000 customers (See Regulatory Matters). Participants' bills are reduced for certain cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in SJG's gas costs and taxes under SJG's BPU-approved fuel clause. The program does not affect its net income, financial condition or margins.

Energy Adjustment Clauses

     SJG's tariff includes a Levelized Gas Adjustment Clause (LGAC), a Temperature Adjustment Clause (TAC), a Remediation Adjustment Clause (RAC) and a Demand Side Management Clause (DSMC). These clauses permit adjustments for changes in gas supply costs, reduce the impact of extreme fluctuations in temperatures on SJG and its customers, recover costs for the remediation of former gas manufacturing plants and recover costs associated with its conservation plan, respectively. The BPU-approved LGAC, RAC and DSMC adjustments are made to match revenues and expenses. TAC adjustments do affect revenue, income and cash flows since extremely cold weather can generate credits to customers, while extremely warm weather during the winter season can result in additional billings to customers. TAC adjustments related to the 1997-1998 TAC year did not materially impact the financial statements for 1998.

Status of Year 2000 Conversion

     The company prepared a Year 2000 Impact and Assessment study and developed a plan for program modification. An outside service was used to identify both informational and logic date variables within the programming codes. This service was completed and expensed in 1997. Presently, the company is revising the affected programming codes. As of June 30, 1998, approximately 38% of the programming code was revised. All revisions are scheduled to be completed by early 1999, providing the remainder of 1999 for testing. The conversion costs are estimated at $0.4 million of which approximately $0.15 million was spent as of June 30, 1998. Vendors who provide third party software have been contacted and 26 of 35 have indicated that they are now compliant. The company is also in the process of securing written verification from its key product and service vendors to ensure their compliance. Based upon the nature of SJG's operating and information systems and the current advanced state of planning and remediation, the company does not anticipate any material difficulty in completing full year 2000 compliance and that any problems that do arise are expected to be immaterial or insignificant.

                                   SJG-15

Results of Operations - Three and Six Months Ended June 30, 1998
Compared to Three and Six Months Ended June 30, 1997

Operating Revenues

     Revenues decreased $6.1 million for the second quarter and $24.2 million for the first six months of 1998 as compared to the same periods in 1997. These decreases were primarily due to lower firm sales resulting from weather which was warmer than 1997 and state tax reform which lowered the tax component contained in reported revenue, effective January 1, 1998, with an offsetting reduction in State, Local and Other Taxes (See Notes 1 and 4). Weather in 1998 was 29.1% and 16.0% warmer for the three and six month periods, respectively, compared with the prior year periods. Also, increased firm transportation service replaced firm sales. These results were partially offset by increased customer growth in both periods and off-system sales for the six month period. The revenue from transportation excludes commodity costs (See Competition). As SJG's profits are from the transportation rather than the sale of commodity, the migration of customers to firm transportation does not lower SJG's margin. Total sales margin decreased in 1998 due to lower sales volumes and decreased margins on off-system sales, partially offset by the effect of the addition of 6,200 new customers since the end of the second quarter of 1997.

Gas Purchased for Resale

     Gas purchased for resale decreased $1.5 million in the second quarter of 1998 compared with the 1997 quarter principally due to decreased sales volumes. For the six months ended June 30, 1998, gas purchased for resale decreased $10.2 million compared with 1997 principally due to decreased sales volumes. Decreased sales volumes for both periods were primarily caused by warmer temperatures. Sources of gas supply include both contract and open-market purchases. SJG is responsible for securing and maintaining its own gas supplies to serve its customers.

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

Operations

     A summary of net changes in utility operations for 1998 compared with 1997 is as follows (in thousands):

                                   SJG-16


                                               Period Ended June 30,
                                           -----------------------------
                                           Three Months     Six Months
                                           1998 vs. 1997   1998 vs. 1997
                                           -------------   -------------

Other Production Expense                             $7              $3
Transmission                                          6              19
Distribution                                        (78)           (209)
Appliance Service                                   244             228
Customer Accounts and Services                      124             285
Sales                                                 4              (9)
Administration and General                          150             351
Other                                                11             (58)
                                           -------------   -------------
                                                   $468            $610
                                           =============   =============


     Distribution costs decreased for both comparative periods in 1998 principally due to decreased meter exchange activity. Appliance Service expenses increased in the comparisons due to expenditures on advertising. Customer Accounts and Services costs increased in 1998 principally due to an increase in payroll expense. Administrative and General costs increased in 1998 principally due to increased employee benefits costs.

Other Operating Expenses

     A summary of principal changes in other operating expenses for 1998 compared with 1997 is as follows (in thousands):

                                               Period Ended June 30,
                                           -----------------------------
                                           Three Months     Six Months
                                           1998 vs. 1997   1998 vs. 1997
                                           -------------   -------------

Maintenance                                       ($263)           (138)
Depreciation                                        289             571
Federal Income Taxes                               (781)         (1,940)
State, Local and Other Taxes                     (3,211)        (10,054)


     The decrease in maintenance expense is principally due to utility production plant maintenance, which includes the amortization of environmental remediation costs (such decreases are offset by lower revenue recovery under SJG's RAC). Depreciation is higher principally due to increased investment in property, plant and equipment. Federal Income Tax changes

                                   SJG-17

reflect the impact of changes in pre-tax income. State, Local and Other Taxes decreased because of the energy tax reform legislation discussed under Operating Revenues - Utility.

Interest Charges

     Interest charges decreased in 1998 by $.7 million and $1.1 million for the three and six month periods, respectively, versus the comparable 1997 periods. Interest charges were reduced for the quarter due to carrying lower levels of long-term debt outstanding partially offset by higher levels of short-term debt outstanding. Interest charges were reduced for the six month period due to lower levels of short-term and long-term debt outstanding. Short-term debt levels were reduced by the application of a $25.6 million cash equity infusion to SJG from SJI and the application of the net proceeds from the sale of the Mandatorily Redeemable Preferred Securities in May 1997.

Preferred Securities Dividend Requirements

     Preferred Dividends increased in 1998 due to the issuance of $35.0 million of 8.35% SJG-guaranteed Mandatorily Redeemable
Preferred Securities in May 1997 (See Capital Resources).

Net Income Applicable to Common Stock

     The details affecting net income and earnings per common share are discussed under the appropriate captions above.

Liquidity

     The seasonal nature of gas operations, the timing of construction and remediation expenditures and related permanent financing, as well as mandated tax and sinking fund payment dates require large short-term cash requirements. These are generally met by cash from operations and short-term lines of credit. The company maintains short-term lines of credit with a number of banks, aggregating $100.0 million of which $27.7 million was available at June 30, 1998. The credit lines are uncommitted and unsecured with interest rates below the prime rate.

     The changes in cash flows from operating activities are as follows (in thousands):

                                   SJG-18


                                              Six Months Ended
                                                  June 30,
                                                1998 vs. 1997
                                                -------------
     Increases/(Decreases):
     Net Income                                      ($3,689)
     Depreciation and Amortization                       585
     Provision for Losses on Accts Receivable             37
     Revenues and Fuel Costs Deferred - Net           (1,876)
     Deferred and Non-Current Federal
      Income Taxes and Credits - Net                   2,958
     Environmental Remediation Costs - Net             1,234
     Accounts Receivable                               2,382
     Inventories                                      (3,294)
     Prepayments and Other Current Assets               (242)
     Accounts Payable and Other Accrued
      Liabilities                                    (10,526)
     State and Local Taxes Accrued                    (4,556)
     Other - Net                                      (2,403)
                                                -------------
           Decrease in Net Cash from Operating
            Activities                              ($19,390)
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

     Changes in Inventories reflect the impact of seasonal requirements, temperatures and price changes.

                                   SJG-19

     Changes in Accounts Payable and Other Accrued Liabilities principally reflect a change in gas inventory purchasing practices mandated by the BPU and the impact of timing differences between the accrual and payment of costs.

     Changes in State and Local Taxes Accrued reflect the impact of changes between taxes paid and taxes accrued. However, significant timing differences exist in cash flows during the year. In 1997, SJG paid the full year's Gross Receipts &
Franchise Tax (GRAFT) on April 1 and amortized the remaining prepaid tax over the remainder of the year on the basis of gas volumes sold.

     As stated in Note 1, on January 1, 1998, the GRAFT was replaced with a 6% State Sales and Use Tax (SUT), a 9% State Corporate Business Tax (CBT) on income before taxes and a Transitional
Energy Facilities Assessment (TEFA) on volumes of gas sold and transported. The TEFA will be phased out over five years beginning January 1, 1999. Approximately 50% of the new taxes are paid in monthly installments during the first six months of the year and the principal portion of the remaining taxes are paid on June 25, 1998, and on May 15 of each year thereafter.
SJG uses short-term borrowings to make these tax payments which result in a temporary increase in the short-term debt level.

Regulatory Matters

     Rate Actions

     On January 27, 1997, the BPU granted SJG a total rate increase of $10.3 million. The $6.0 million base rate portion of the increase was based on a 9.62% rate of return on rate base, which included an 11.25% return on common equity. The majority of this increase comes from residential and small commercial customers. Part of the increase is recovered from new miscellaneous service fees which charge specific customers for costs they cause SJG to incur. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation was increased from $4.0 million to $5.0 million. SJG keeps 100% of pre-tax margins up to this level and 20% of such margins above that level. Later in 1997, the $5.0 million threshold was increased by $500,000 which is the annual revenue requirement associated with the completion of construction on a specified pipeline interconnection. In late 1998, this $5.5 million threshold will increase by another $1.9 million, also representative of the annual revenue requirement associated with major construction projects.

     Rates of return are calculated by weighting SJG's individual capital cost rates by the proportion of each respective type of capital. This requires selecting appropriate capital structure ratios and determining the cost rate for each capital component as determined in each rate proceeding.

                                   SJG-20

     In setting a rate of return, the BPU must provide a utility and its investors with a return that is commensurate with the risk to which the invested capital is exposed so that the utility has access to the capital required to meet its public service responsibility.

     Also on January 27, 1997, the BPU approved SJG's request for a $2.5 million revenue reduction through the TAC. This is the standard BPU procedure used to credit customers with previously collected revenues which were in excess of those allowed by the TAC (See Energy Adjustment Clauses). This revenue reduction reflects the TAC's normal operation, as does the BPU's confirmation of the decrease.

     On September 9, 1997, SJG filed with the BPU to adjust rates by replacing the current State Gross Receipts and Franchise Tax components with a SUT, a CBT and a TEFA (See "Liquidity").
Interim rates reflecting this change became effective January 1,
1998.   Final rates were approved on July 13 , 1998.

     In September 1996, SJG filed to reduce its rates through its 1996-1997 LGAC reflecting a $1.4 million decrease in natural gas costs. Updated results from the 1996-1997 LGAC year were rolled into the 1997-1998 LGAC which was filed with the BPU in September 1997.

     The 1997-1998 LGAC filing requested a rate increase to reflect an increase of $4.7 million in natural gas costs, inclusive of the 1996-1997 LGAC filing. This amount was updated to $7.5 million in May 1998. Both filings are still pending at the BPU.

     On September 12, 1997, SJG also filed its 1997-1998 TAC with the BPU. For the TAC period ended May 31, 1997, temperatures were within the TAC range and no adjustment to customers' bills was required. SJG experienced warmer than normal weather during the TAC period running from October 1, 1997 through May 31, 1998. The warmer weather decreased net income in 1998 by approximately $3.7 million. SJG anticipates filing its 1998-1999 TAC with the BPU in August 1998. SJG will seek recovery of approximately $416,000 of revenues from its firm customers resulting from warmer than normal temperatures. In addition, SJG filed a petition with the BPU on June 8, 1998 requesting a change in the way in which the TAC operates. If the request is granted, SJG will not experience significant fluctuations in income when temperatures are warmer or colder than normal.

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

     On July 31, 1998, SJG filed a motion to establish a procedure to further unbundle natural gas service. The BPU's Order of June 26, 1998, which expanded the current residential transportation pilot program, directed SJG to file a proposal in which full residential unbundling would take place on or before January 1, 1999. Many of the issues related to residential

                                   SJG-21

unbundling also relate to the commercial and industrial transportation program. Therefore, the motion encompasses all issues surrounding both programs.

     Environmental Remediation

     The company incurred and recorded certain costs for environmental remediation of sites where SJG or predecessor companies operated gas manufacturing plants. SJG terminated manufactured gas operations at all sites more than 35 years ago.

     Since the early 1980s, SJG has recorded environmental cleanup costs of $90.8 million. The company has spent $40.1 million as of June 30, 1998. SJG, with the assistance of an outside consulting firm, estimates that future costs to clean up the sites will range from $50.7 million to $150.6 million. The company recorded the lower end of this range as a liability.
It is reflected on the Condensed Consolidated Balance Sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities." SJG's recorded environmental cleanup costs do not directly affect earnings because the company defers and recovers them through rates over 7-year amortization periods as allowed by the BPU. SJG did not adjust the accrued liability for future insurance recoveries, which the company is pursuing. SJG received $4.2 million of insurance recoveries as of June 30, 1998. The company used these proceeds to offset related legal fees and to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site specific requirements.

     As a result of the 7-year recovery mechanism, SJG does not expense environmental remediation costs when incurred and defers costs to be recovered. SJG has two regulatory assets associated with environmental cost. The first regulatory asset is titled "Environmental Remediation Cost: Expended - Net." These expenditures represent actual costs incurred to remediate former gas manufacturing plant sites net of rate and insurance recoveries. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation."
The BPU allowed recovery of these expenditures through July 1995 and petitions to recover these costs through July 1998 are pending.

     The other regulatory asset titled "Environmental Remediation
Cost: Liability for Future Expenditures" relates to estimated future expenditures determined under the guidance of FASB No. 5, "Accounting for Contingencies." This amount, which relates to former manufactured gas plant sites, was recorded as a deferred debit with the corresponding amount reflected in Current Liabilities and Deferred Credits and Other Non-Current Liabilities, as appropriate. The deferred debit is a regulatory asset under FASB No. 71, because the BPU's intent, as evidenced by its current practice, is to provide recovery sufficient to recover the deferred costs after they are expended.

     SJG files with the BPU to recover expended remediation costs through its RAC. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will

                                   SJG-22

continue. As of June 30, 1998 , SJG's unamortized clean-up costs of $21.3 million are reflected on the balance sheet under the caption "Regulatory and Other Non-Current Assets." Since BPU approval of the RAC mechanism in August 1992, SJG recovered $14.6 million as of June 30, 1998.

     On July 31, 1996, 1997 and 1998, SJG made its annual filings with the BPU to recover remediation costs expended during the
period of August 1995 through July 1998.   In 1998, the company
requested an increase in the level of its annual recoveries of $4.5 million. This increase represents combined changes for three years since SJG's last two proceedings remain unresolved.

     Other Regulatory Asset Recovery

     The adoption of FASB No. 109, "Accounting for Income Taxes," in 1993 primarily resulted in creating a regulatory asset and a deferred income tax liability. As a result of positions taken in the 1994 rate case, the amortization of the asset is being recovered through rates over an 18-year period which began in December 1994. Also, FASB No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," adopted by the company in 1993, requires an accrual basis of accounting for retiree benefit payments during the years of employment. The company elected to recognize the unfunded transition obligation over a 20-year period beginning in 1993. The majority of the postretirement benefit costs were previously recoverable by SJG through rates on a pay-as-you-go basis. A December 1994 BPU order provided for partial recovery of costs associated with
FASB No. 106 and prescribed continued deferral of unrecovered costs.  Beginning January 1, 1998, the BPU approved full
recovery of the net periodic benefit cost as well as recovery of
the regulatory asset over a 15-year period.   In 1995, an
external trust was established towards funding postretirement benefit costs. Rate recovery in excess of SJG's pay-as-you-go requirement is contributed to the trust and provides no operating benefit to SJG except to the extent that trust income reduces future net periodic cost. Gross contributions to the trust amounted to $8.2 million and the balance of the regulatory asset amounted to $5.8 million at June 30, 1998.

     Other

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

                                   SJG-23

Capital Resources

     The company has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities, equipment and for environmental cleanup costs. Net construction and remediation expenditures for the first six months of 1998 amounted to $25.9 million. The annual costs for 1998, 1999 and 2000 are estimated at approximately $72.0 million, $56.3 million and $49.4 million, respectively. These investments are expected to be funded from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of first mortgage bonds, capital leases and RAC recoveries.

     On March 21, 1997, SJG sold $35.0 million of its First Mortgage Bonds, 7.7% Series due 2027.

     On May 2, 1997, SJG's Delaware statutory trust subsidiary, SJG Capital Trust, sold $35.0 million of 8.35% SJG-guaranteed
Mandatorily Redeemable Preferred Securities. The Trust holds as its sole asset the 8.35% Deferrable Interest Subordinated
Debentures issued by SJG maturing April 30, 2037.  The
Debentures and Preferred Securities are redeemable at the option of SJG at a redemption price equal to 100% of the principal amount at any time on or after April 30, 2002.

     On July 10, 1998, SJG filed a petition with the BPU requesting authority to establish a Medium Term Note (MTN) program. The petition requests authority to issue $100 million of MTN's through December 2001. The net proceeds of this MTN program will be used to retire short-term debt and to fund capital expenditures.

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

                                   SJG-24

                        PART II    OTHER INFORMATION


Item l.  Legal Proceedings

         Information required by this Item is incorporated by reference to Part I, Item 1, Note 6, on pages 11, 12 and 13 excluding the first two paragraphs of the Note, regarding contingencies, including pending litigation and the remediation and clean-up of certain sites which included manufactured gas operations.


Item 6. Exhibits and Reports on Form 8-K

        b. No reports on Form 8-K were filed during the quarter for which this report is filed.




                                   SJG-25


                                 SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          SOUTH JERSEY GAS COMPANY
                                (Registrant)



        Dated:  August 12, 1998         By:   /s/ David A. Kindlick
                                              David A. Kindlick
                                              Senior Vice President,
                                              Finance & Rates




        Dated:  August 12, 1998         By:   /s/ William J. Smethurst, Jr.
                                              William J. Smethurst, Jr.
                                              Vice President and Treasurer




                                   SJG-26


                          SOUTH JERSEY GAS COMPANY


                             Index to Exhibits



           Exhibit Number                        Description

                 27                Financial Data Schedule

                                   (Submitted only in electronic format to
                                   the Securities and Exchange Commission).






                                   SJG-27