Form 10-Q
period 1998-09-30
SOUTH JERSEY GAS CO/NEW
filed 1998-11-16
CIK 1035216

Page 1 of 29


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



 For the Quarter Ended September 30, 1998       Commission File Number 1-12899


                            SOUTH JERSEY GAS COMPANY
             (Exact name of registrant as specified in its charter)


            New Jersey                              22-0398330
      (State of incorporation)          (IRS employer identification no.)

                    1 South Jersey Plaza, Folsom, NJ  08037
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

                             Yes  [X]      No  [  ]


        As of November 5, 1998, there were 2,339,139 shares of the registrant's common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.


                            Exhibit Index on page 29


                                 - Cover Page -




                        PART I    FINANCIAL INFORMATION



            Item 1.  Financial Statements  -  See Pages 3 through 14






                                     SJG-2



                      SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

               CONDENSED STATEMENTS OF CONSOLIDATED LOSS  (UNAUDITED)
                      (In Thousands Except for Per Share Data)

                                                           Three Months Ended
                                                              September 30,
                                                      -----------------------------
                                                          1998             1997
                                                      ------------     ------------
Operating Revenues:
  Utility                                                 $43,097          $49,635
  Other                                                       383              441
                                                      ------------     ------------
      Total Operating Revenues                             43,480           50,076
                                                      ------------     ------------
Operating Expenses:
  Gas Purchased for Resale                                 26,259           31,483
  Utility Operations                                       10,207           10,149
  Other Operations                                            418              404
  Maintenance                                               1,116            1,552
  Depreciation                                              4,318            4,027
  Federal and State Income Taxes                           (2,329)          (1,799)
  Other Taxes                                               1,575            3,149
                                                      ------------     ------------
      Total Operating Expenses                             41,564           48,965
                                                      ------------     ------------
Operating Income                                            1,916            1,111
                                                      ------------     ------------
Interest Charges:
  Long-Term Debt                                            3,646            3,971
  Short-Term Debt                                           1,269              248
  Other                                                       108              105
                                                      ------------     ------------
      Total Interest Charges                                5,023            4,324
                                                      ------------     ------------
Loss Before Preferred Dividend Requirements                (3,107)          (3,213)
Preferred Stock Dividend Requirements                          41               42
Preferred Securities Dividend Requirements                    731              731
                                                      ------------     ------------
      Net Loss Applicable to Common Stock                 ($3,879)         ($3,986)
                                                      ============     ============
Average Shares of Common Stock Outstanding                  2,339            2,339
                                                      ============     ============
Earnings Per Common Share                                  ($1.66)          ($1.70)
                                                      ============     ============
Dividends Declared Per Common Share                        $1.830           $1.635
                                                      ============     ============

The accompanying footnotes are an integral part of the financial statements.

                                     SJG-3

                      SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

              CONDENSED STATEMENTS OF CONSOLIDATED INCOME  (UNAUDITED)
                      (In Thousands Except for Per Share Data)

                                                            Nine Months Ended
                                                              September 30,
                                                      -----------------------------
                                                          1998             1997
                                                      ------------     ------------
Operating Revenues:
  Utility                                                $202,997         $233,523
  Other                                                     1,224            1,483
                                                      ------------     ------------
      Total Operating Revenues                            204,221          235,006
                                                      ------------     ------------
Operating Expenses:
  Gas Purchased for Resale                                117,860          133,304
  Utility Operations                                       29,726           29,000
  Other Operations                                          1,307            1,339
  Maintenance                                               3,979            4,553
  Depreciation                                             12,741           11,879
  Federal and State Income Taxes                            7,120            7,113
  Other Taxes                                               7,456           21,558
                                                      ------------     ------------
      Total Operating Expenses                            180,189          208,746
                                                      ------------     ------------
Operating Income                                           24,032           26,260
                                                      ------------     ------------
Interest Charges:
  Long-Term Debt                                           11,182           11,261
  Short-Term Debt                                           2,386            1,969
  Other                                                       344              314
                                                      ------------     ------------
      Total Interest Charges                               13,912           13,544
                                                      ------------     ------------
Income Before Preferred Dividend Requirements              10,120           12,716
Preferred Stock Dividend Requirements                         125              128
Preferred Securities Dividend Requirements                  2,192            1,202
                                                      ------------     ------------
      Net Income Applicable to Common Stock                $7,803          $11,386
                                                      ============     ============
Average Shares of Common Stock Outstanding                  2,339            2,339
                                                      ============     ============
Earnings Per Common Share                                   $3.34            $4.87
                                                      ============     ============
Dividends Declared Per Common Share                        $5.295           $4.906
                                                      ============     ============

The accompanying footnotes are an integral part of the financial statements.

                                     SJG-4


                             SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (In Thousands)

                                                                  (Unaudited)
                                                                 September 30,         December 31,
                                                           -------------------------   -------------
                                                               1998         1997           1997
                                                           ------------ ------------   -------------
Assets

Property, Plant and Equipment:
  Utility Plant, at original cost                             $654,961     $607,395        $619,489
    Accumulated Depreciation                                  (176,367)    (164,700)       (167,176)
  Gas Plant Acquisition Adjustment - Net                         1,869        1,944           1,926
                                                           ------------ ------------   -------------
      Property, Plant and Equipment - Net                      480,463      444,639         454,239
                                                           ------------ ------------   -------------
Available-for-Sale Securities                                      666            0               0
                                                           ------------ ------------   -------------
Current Assets:
  Cash and Cash Equivalents                                      1,134        3,684           6,596
  Accounts Receivable                                           12,680       18,720          30,116
  Unbilled Revenues                                              4,163        4,220          17,263
  Provision for Uncollectibles                                  (1,032)      (1,032)         (1,032)
  Natural Gas in Storage, average cost                          28,194       26,600          23,877
  Materials and Supplies, average cost                           3,973        3,954           4,509
  Prepaid Taxes                                                 13,599        8,513             566
  Prepayments and Other Current Assets                           1,698        2,386           1,661
                                                           ------------ ------------   -------------
      Total Current Assets                                      64,409       67,045          83,556
                                                           ------------ ------------   -------------
Accounts Receivable - Merchandise                                1,121        1,547           1,449
                                                           ------------ ------------   -------------
Regulatory and Other Non-Current Assets:
  Environmental Remediation Costs:
    Expended - Net                                              21,345       17,805          21,041
    Liability for Future Expenditures                           50,697       52,400          52,400
  Gross Receipts & Franchise Taxes                               3,696        4,139           4,028
  Income Taxes - Flowthrough Depreciation                       13,265       14,243          13,999
  Deferred Fuel Costs - Net                                      4,555          493           3,674
  Deferred Postretirement Benefit Costs                          5,679        5,872           6,150
  Other                                                          7,123        7,761           8,577
                                                           ------------ ------------   -------------
      Total Regulatory and Other Non-Current Assets            106,360      102,713         109,869
                                                           ------------ ------------   -------------
      Total Assets                                            $653,019     $615,944        $649,113
                                                           ============ ============   =============

The accompanying footnotes are an integral part of the financial statements.

                                     SJG-5

                             SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (In Thousands)

                                                                  (Unaudited)
                                                                 September 30,          December 31,
                                                           -------------------------   -------------
                                                               1998         1997           1997
                                                           ------------ ------------   -------------
Capitalization and Liabilities

Common Equity:
  Common Stock, Par Value $2.50 per share:
    Authorized - 4,000,000 shares
    Outstanding - 2,339,139 shares                              $5,848       $5,848          $5,848
  Other Paid-In Capital and Premium on Common Stock            102,817      102,817         102,817
  Retained Earnings                                             51,537       51,433          56,120
                                                           ------------ ------------   -------------
      Total Common Equity                                      160,202      160,098         164,785
                                                           ------------ ------------   -------------
Preferred Stock and Securities:
  Redeemable Cumulative Preferred - Par Value $100 per
   share,
    Authorized - 46,404, 47,304 and 47,304 shares
    Outstanding:
        Series A, 4.70% - 2,100, 3,000 and 3,000 shares            210          300             300
        Series B, 8.00% - 19,242 shares                          1,924        1,924           1,924
  Company-Guaranteed Mandatorily Redeemable
   Preferred Securities of Subsidiary Trust
   Par Value $25 per share, 1,400,000 shares
   Authorized and Outstanding                                   35,000       35,000          35,000
                                                           ------------ ------------   -------------
      Total Preferred Stock and Securities                      37,134       37,224          37,224
                                                           ------------ ------------   -------------
Long-Term Debt                                                 166,853      178,003         175,860
                                                           ------------ ------------   -------------
      Total Capitalization                                     364,189      375,325         377,869
                                                           ------------ ------------   -------------
Current Liabilities:
  Notes Payable                                                 94,800       28,600          45,900
  Current Maturities of Long-Term Debt                           8,876        8,876           8,876
  Accounts Payable                                              17,464       37,786          45,581
  Customer Deposits                                              5,552        5,795           5,871
  Environmental Remediation Costs                               16,037        7,735          14,373
  Taxes Accrued                                                  1,181          142             980
  Interest Accrued and Other Current Liabilities                 6,297        4,580           6,751
                                                           ------------ ------------   -------------
      Total Current Liabilities                                150,207       93,514         128,332
                                                           ------------ ------------   -------------
Deferred Credits and Other Non-Current Liabilities:
  Deferred Income Taxes - Net                                   81,641       80,225          81,847
  Investment Tax Credits                                         5,335        5,728           5,632
  Pension and Other Postretirement Benefits                     11,267       10,434          10,798
  Environmental Remediation Costs                               34,660       44,665          38,027
  Other                                                          5,720        6,053           6,608
                                                           ------------ ------------   -------------

      Total Deferred Credits and Other Non-Current
       Liabilities                                             138,623      147,105         142,912
                                                           ------------ ------------   -------------
Commitments and Contingencies

      Total Capitalization and Liabilities                    $653,019     $615,944        $649,113
                                                           ============ ============   =============

The accompanying footnotes are an integral part of the financial statements.

                                     SJG-6

                             SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                   CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS  (UNAUDITED)
                                          (In Thousands)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                    -----------------------------
                                                                        1998             1997
                                                                    ------------     ------------
Cash Flows from Operating Activities:

  Net Income Applicable to Common Stock                                  $7,803          $11,386
  Adjustments to Reconcile Net Income to Cash Flows Provided by
   Operating Activities:
    Depreciation and Amortization                                        14,211           13,316
    Provision for Losses on Accounts Receivable                             932              948
    Revenues and Fuel Costs Deferred - Net                                 (881)             (89)
    Deferred and Non-Current Income Taxes and Credits - Net               3,160            2,499
    Environmental Remediation Costs - Net                                  (304)          (2,239)
    Changes in:
      Accounts Receivable                                                29,604           25,468
      Inventories                                                        (3,781)          (3,861)
      Prepayments and Other Current Assets                                  (38)            (824)
      Prepaid and Accrued Taxes - Net                                   (12,832)          (6,858)
      Accounts Payable and Other Accrued Liabilities                    (28,890)          (8,309)
  Other - Net                                                            (1,542)           2,870
                                                                    ------------     ------------
      Net Cash Provided by Operating Activities                           7,442           34,307
                                                                    ------------     ------------
Cash Flows from Investing Activities:
  Purchase of Available-for Sale Securities                                (666)               0
  Capital Expenditures, Cost of Removal and Salvage                     (39,517)         (35,587)
                                                                    ------------     ------------
      Net Cash Used in Investing Activities                             (40,183)         (35,587)
                                                                    ------------     ------------
Cash Flows from Financing Activities:
  Net Borrowings from (Repayments of) Lines of Credit                    48,900          (79,700)
  Proceeds from Issuance of Long-Term Debt                                    0           35,000
  Principal Repayments of Long-Term Debt                                 (9,007)          (4,461)
  Dividends on Common Stock                                             (12,386)         (11,475)
  Proceeds from Issuance of Preferred Securities                              0           35,000
  Repurchase of Preferred Stock                                             (90)             (90)
  Payments for Issuance of Long-Term Debt and Preferred Securities         (138)          (2,402)
  Additional Investment by Shareholder                                        0           25,623
                                                                    ------------     ------------
      Net Cash Provided by (Used in) Financing Activities                27,279           (2,505)
                                                                    ------------     ------------
Net Decrease in Cash and Cash Equivalents                                (5,462)          (3,785)

Cash and Cash Equivalents at Beginning of Period                          6,596            7,469
                                                                    ------------     ------------
Cash and Cash Equivalents at End of Period                               $1,134           $3,684
                                                                    ============     ============

The accompanying footnotes are an integral part of the financial statements.

                                     SJG-7


        Notes to Condensed Consolidated Financial Statements (Unaudited)


Note 1.  Summary of Significant Accounting Policies:

     The Entity

     The condensed consolidated financial statements include the accounts of South Jersey Gas Company (SJG) and its wholly owned statutory trust subsidiary, SJG Capital Trust. South Jersey Industries, Inc. (SJI) owns all of SJG's outstanding common stock. Certain reclassifications have been made of previously reported amounts to conform with classifications used in the current year.

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

     New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board (FASB) issued FASB No. 131, "Disclosures about Segments of an
Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting selected information about operating segments in the company's interim and annual financial statements. SJG is evaluating whether adopting this statement will change the company's presentation of financial information. SJG adopted FASB No. 131 effective January 1, 1998; however, as permitted by this statement, the company will not report segment information in interim financial statements until 1999.

     Energy Tax Reform

     New Jersey adopted legislation reforming energy taxation effective July 14, 1997. The new law eliminated the Gross Receipts and Franchise Tax (GRAFT), amounting to approximately 13% of utility revenue, and replaced it with a combination of taxes. Beginning January 1, 1998, retail sales of natural gas

                                     SJG-8

and electricity and utility services, including transportation, are subject to the 6% State Sales and Use Tax (SUT). Gas and electric utilities are also subject to the 9% State Corporation Business Tax (CBT) on income before taxes. To bridge the revenue gap created by the new tax law, the state imposed a Transitional Energy Facilities Assessment (TEFA) on volumes of gas sold and transported. The TEFA will be phased out over five years beginning January 1, 1999 and ending January 1, 2003. The revised tax policy is expected to eliminate tax differences between utility and nonutility suppliers, providing fair competition and lower energy costs for consumers. The new legislation does not materially affect the company's financial position, operating results or liquidity (See Note 2). However, since the SUT is not included in reported utility revenues or tax expense as GRAFT was previously, there are equal reductions in these line items on the Condensed Statements of Consolidated Income.

Note 2.  Regulatory Matters:

     On July 31, 1996, 1997 and 1998, SJG filed with the BPU to recover an increase in remediation costs expended from August 1995 through July 1998 totaling $4.5 million. The BPU approved the 1996-1997 Remediation Adjustment Clause filing on October 9, 1998. The 1997-1998 RAC filing has been updated and the results were included in the 1998-1999 RAC filing. Both filings are still pending at the BPU.

     On January 27, 1997, the BPU granted SJG a total rate increase of $10.3 million. The $6.0 million base rate portion of the increase was based on a 9.62% rate of return on rate base, which included an 11.25% return on common equity. The majority of this increase comes from residential and small commercial customers. Part of the increase is recovered from new miscellaneous service fees which charge specific customers for costs they cause SJG to incur. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation (Sharing Formula) was increased from $4.0 million to $5.0 million. SJG keeps 100% of pre-tax margins up to the threshold level and 20% of such margins above that level. Later in 1997, the $5.0 million threshold was increased by $500,000 which is the annual revenue requirement associated with the completion of construction on a specified pipeline interconnection. At the beginning of 1999, this $5.5 million threshold will increase by another $2.3 million, also representative of the annual revenue requirement associated with major construction projects. On October 9, 1998, the BPU approved a revision to the Sharing Formula as part of an agreement to modify SJG's Temperature Adjustment Clause
(TAC). The revision credits the first $750,000 above the applicable threshold level to the Levelized Gas Adjustment
Clause (LGAC) customers. Thereafter, SJG keeps 20% of the pre-tax margins as it has historically.

     As part of the tariff changes approved in the rate case, SJG began its pilot program in April 1997, giving residential customers a choice of gas supplier. During the initial enrollment period, which ended June 30, 1997, nearly 13,000 residential customers applied for this service. SJG began transporting gas for these customers on August 1, 1997. On June 26, 1998, the BPU expanded the number of potential participants

                                     SJG-9

to 25,000. There were 14,841 participants as of September 30, 1998. Participant's bills are reduced for cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in gas costs and taxes under
SJG's BPU-approved fuel clause.    While the program results in
a reduction in utility revenues, it does not affect the
company's net income, financial condition or margins.   As part
of the tariff changes approved in the rate case, SJG further expanded the choices available to commercial and industrial customers, including a new transportation tariff providing savings to qualified customers.

     On May 13, 1997, SJG filed to recover additional postretirement benefit costs of approximately $1.3 million annually. This recovery was approved on December 17, 1997 and began January 1, 1998.

     On September 9, 1997, SJG filed with the BPU to adjust rates by replacing the GRAFT with SUT, CBT and TEFA components (See
Note 1). The new rates became effective January 1, 1998 on an interim basis and were made final effective July 13, 1998.

     In September 1996, SJG filed to reduce rates through the 1996-1997 LGAC reflecting a $1.4 million decrease in natural gas costs. Updated 1996-1997 LGAC year results were rolled into the 1997-1998 LGAC which was filed with the BPU in September 1997.

     On September 12, 1997 and September 8, 1998, SJG made its annual LGAC, TAC and Demand Side Management Clause (DSMC) filings with the BPU. The LGAC and DSMC cover the period November 1 through October 31 of each year. The TAC period runs from October 1 through May 31. In the 1997-1998 filing, the company requested a $4.7 million increase in the annual LGAC recovery which includes the 1996-1997 LGAC year results referred to above. SJG updated this amount to $7.0 million in August 1998 and included this amount in its 1998-1999 LGAC filing. The 1998-1999 LGAC filing requested a decrease in rates of $414,000. The company also requested resolution of prior year filings along with the 1998-1999 filing. All filings are still pending at the BPU.

     On March 5, 1998, the BPU approved new appliance service rates. The new rates are competitive with those of other service providers in New Jersey and are designed to increase earnings and cash flows to SJG over the current rates. In April 1998, the BPU also authorized SJG to offer new appliance service contract plans and to service electric air conditioners.

     On June 8, 1998, SJG filed a petition with the BPU requesting a change in the way in which the TAC operates. The request was granted on October 9, 1998. As a result, SJG will experience reduced fluctuations in income when temperatures are warmer or colder than normal.

                                     SJG-10

Note 3.  Related Party Transactions:

     SJG contracted with R&T Group, Inc. (R&T), SJI's wholly owned subsidiary, for general utility construction and environmental remediation services costing approximately $ -0- and $1,901,000 for the nine months ended September 30, 1998 and 1997, respectively. The amounts payable to R&T relating to these services were $ -0- and $10,500 at September 30, 1998 and 1997, respectively. SJI discontinued the operations and sold the assets of R&T during the first half of 1997.

     SJG sells natural gas for resale to South Jersey Energy Company (SJE), SJI's wholly owned subsidiary. These sales comply with Section 284.402 of the Regulations of the Federal Energy Regulatory Commission (FERC). Sales to SJE were approximately $39,000 and $ -0- for the three months ended and $331,800 and $ -0- for the nine months ended September 30, 1998 and 1997, respectively.

Note 4.  Income and Other Taxes:

     SJG is included in the consolidated Federal Income tax return filed by SJI and files on a separate return basis for State
Income Tax purposes. The aggregate amounts of current and deferred tax (credit) expense for the three and nine months ended September 30, 1998 and 1997 are shown below (in thousands):


                                Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                               ---------------------   ---------------------
                                  1998       1997         1998       1997
                               ---------- ----------   ---------- ----------
Federal:
  Current                            $47    ($2,675)      $2,437     $4,614
  Deferred                        (1,721)       975        3,059      2,796
Investment Tax Credits               (99)       (99)        (297)      (297)
State:
  Current                           (446)         0        1,523          0
  Deferred                          (110)         0          398          0
                               ---------- ----------   ---------- ----------
      Total Federal and State
       Income Taxes              ($2,329)   ($1,799)      $7,120     $7,113
                               ========== ==========   ========== ==========


     The significant components of other taxes reflected in the Condensed Statements of Consolidated Income for the three and nine months ended September 30, 1998 and 1997 are shown below
(in thousands):

                                     SJG-11


                                Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                               ---------------------   ---------------------
                                  1998       1997         1998       1997
                               ---------- ----------   ---------- ----------
TEFA                                $918         $0       $5,278         $0
GRAFT                                110      2,577           13     19,304
Other Taxes                          547        572        2,165      2,254
                               ---------- ----------   ---------- ----------
      Total Other Taxes           $1,575     $3,149       $7,456    $21,558
                               ========== ==========   ========== ==========


     During the three and nine months ended September 30, 1998, SJG recorded an additional $1.4 million and $9.0 million, respectively, for SUT on utility services through its Condensed Consolidated Balance Sheet. Such amounts are not included in reported revenues or tax expense as SJG only acts as agent for the collection of SUT (See Note 1).

Note 5.  Capitalization:

     SJG's First Mortgage Indenture, as supplemented, restricts the company as to the amount of cash dividends or other distributions it may pay on its common stock. SJG had approximately $49.6 million in retained earnings at September
30, 1998 that were free of these restrictions.

     On March 26, 1997, SJG received $25.6 million in contributions of capital from SJI. SJG credits capital contributions to Other
Paid-In Capital and Premium on Common Stock. SJG made no other changes in common stock during 1998 and 1997.

Note 6.  Commitments and Contingencies:

     Construction Commitments

     The estimated cost of construction and environmental remediation programs for the company in 1998 will total $71.6 million. SJG has made certain commitments regarding these programs.

     Gas Supply Contracts

     SJG has entered into long-term contracts for natural gas supplies, firm transportation, and firm gas storage service. The earliest that any of the gas supply contracts expire is October 2000. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers were made under FERC approved tariffs. SJG's cumulative obligation for demand charges and reservation fees paid to its

                                     SJG-12

suppliers for all of these services is approximately $4.9 million per month, which SJG recovers on a current basis through the LGAC.

     Pending Litigation

     SJG is subject to claims which arise in the ordinary course of business and other legal proceedings. The company sets up reserves when these claims become apparent. SJG also maintains insurance and records probable insurance recoveries relating to outstanding claims.

     A group of Atlantic City casinos filed a petition with the BPU on January 16, 1996 alleging overcharges of over $10.0 million, including interest. A settlement has been arrived at in this litigation, under which SJG will make no payments. The group of casinos have issued general releases to SJG, and on September 4, 1998 the petition was withdrawn.

     Environmental Remediation Costs

     SJG incurred and recorded costs for environmental clean up of sites where SJG or predecessor companies operated gas manufacturing plants. SJG terminated manufactured gas operations at all sites more than 35 years ago.

     Since the early 1980s, SJG has recorded environmental remediation costs of $91.8 million. The company has spent $41.1 million as of September 30, 1998. SJG, with the assistance of an outside consulting firm, estimates that future costs to clean up the sites will range from $50.7 million to $150.6 million. The company recorded the lower end of this range as a liability. It is reflected on the Condensed Consolidated Balance Sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities." SJG's recorded environmental remediation costs do not directly affect earnings because those costs are deferred and recovered through rates over 7-year amortization periods as allowed by the BPU. SJG did not adjust the accrued liability for future insurance recoveries, which the company is pursuing. SJG received $4.2 million of insurance recoveries as of September 30, 1998. SJG used these proceeds to offset related legal fees and to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site specific requirements.

     As a result of the 7-year Remediation Adjustment Clause (RAC) recovery mechanism, SJG does not expense environmental remediation costs when incurred and defers costs to be recovered. SJG has two regulatory assets associated with environmental costs. The first regulatory asset is titled
"Environmental Remediation Cost: Expended - Net." These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of

                                     SJG-13

Certain Types of Regulation." The BPU allowed SJG to recover these expenditures through July 1996 and petitions to recover these costs through July 1998 are pending (See Note 2).

     The other regulatory asset titled "Environmental Remediation
Cost: Liability for Future Expenditures" relates to estimated future expenditures determined under the guidance of FASB No. 5, "Accounting for Contingencies." This amount, which relates to former manufactured gas plant sites, was recorded as a deferred debit with the corresponding amount reflected on the balance sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities." The deferred debit is a regulatory asset under FASB No. 71 because the BPU's intent, as evidenced by its current practice, is to allow SJG to recover the deferred costs after they are expended.

     SJG files with the BPU to recover these costs in rates through its RAC. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of September 30, 1998, SJG's unamortized remediation costs of $21.3 million are reflected on the balance sheet under the caption "Regulatory and Other Non-Current Assets." Since BPU approval of the RAC in August 1992, SJG has recovered $15.6 million through rates as of September 30, 1998 (See Note 2).

Note 7.  Subsequent Events:

     On October 14, 1998, SJI and Conectiv announced plans for a joint customer account services venture that will begin to provide meter reading services in southern New Jersey by the end of the year. The new venture will allow both companies to capitalize on the synergies that exist because their companies' territories overlap. Customers should benefit from the companies' collective ability to reduce meter reading costs.

     On October 21, 1998, SJG issued $30.0 million of debt under a Medium Term Note Program established October 5, 1998. Under this program, $10.0 million of notes were issued at 6.12%, maturing in 2010, and $20.0 million of notes were issued at 7.125%, maturing in 2018.

                                     SJG-14

          Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Overview

     South Jersey Gas Company (SJG) is a natural gas distribution company serving 263,883 customers at September 30, 1998, compared with 257,587 customers at September 30, 1997. SJG also makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers for its own sales and for some of its customers.
South Jersey Industries, Inc. owns all of the common stock of SJG.

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

     There are a number of factors that could cause the company's actual results to differ materially from those anticipated, which include, but are not limited to, the following: general economic conditions on an international, federal, state and local level; weather conditions in the company's marketing areas; regulatory and court decisions; competition in the company's regulated activities; the availability and cost of capital; costs and effects of unanticipated legal proceedings, Year 2000 related costs or operating problems and environmental liabilities; and changes in business strategies.

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

                                     SJG-15

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

Pilot Program - Choice of Gas Supplier

     In April 1997, SJG began its BPU-approved pilot program giving residential customers a choice of gas supplier. During the initial enrollment period, which ended June 30, 1997, nearly
13,000 residential customers applied for this service.  SJG
began transporting gas for these customers on August 1, 1997.
On June 26, 1998, the BPU expanded the number of potential participants to 25,000. There were 14,841 participants as of September 30, 1998. Participants' bills are reduced for cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in gas costs and
taxes under SJG's BPU-approved fuel clause.    While the program
results in a reduction in utility revenues, it does not affect SJG's net income, financial condition or margins. Also, SJG further expanded the choices available to commercial and industrial customers, including a new transportation tariff providing savings to qualified customers.

Energy Adjustment Clauses

     SJG's tariff includes a Levelized Gas Adjustment Clause (LGAC), a Temperature Adjustment Clause (TAC), a Remediation Adjustment Clause (RAC) and a Demand Side Management Clause (DSMC). These clauses permit adjustments for changes in gas supply costs, reduce the impact of extreme fluctuations in temperatures on SJG and its customers, recover costs for the remediation of former gas manufacturing plants and recover costs associated with its conservation plan, respectively. The BPU-approved LGAC, RAC and DSMC adjustments are made to match revenues and expenses. TAC adjustments do affect revenue, income and cash flows since colder than normal weather can generate credits to customers, while warmer than normal weather can result in additional billings to customers. TAC adjustments related to the 1997-1998
TAC year did not materially impact the financial statements for 1998.

Status of Year 2000 Conversion

     The company prepared a Year 2000 Impact and Assessment study and developed a plan for program modification for software and embedded technology. An outside service was used to identify both informational and logic date variables within the programming codes. This service was completed and expensed in 1997. Presently, the company is revising the affected programming codes. As of September 30, 1998, approximately 64% of the programming code was revised.
All revisions are scheduled to be completed by early 1999, providing the remainder of 1999 for testing. The company believes that all embedded technology relating to its distribution systems is Y2K compliant. The conversion costs are estimated at $0.4 million of which approximately $0.28 million was spent as of September 30, 1998. Vendors who provide third party software have been contacted and 28 of 31 have indicated that they are now compliant. The company is also in

                                     SJG-16

the process of securing written verification from its key product and service vendors to ensure their compliance.
Approximately 50% of all product and service vendors and 80% of those vendors deemed key suppliers have to date verified that they will be compliant. Of the company's two principal gas suppliers, one has indicated Y2K compliance and the other has yet to respond.

     The worst case scenarios facing SJG involve the impact on the company's distribution system and general office activities of the loss of telecommunications and or electrical power as a result of a Y2K problem with the provider's system. These events in themselves do not pose a problem if the duration of loss is less than 72 hours. All company sites have electrical generation backup and utilize two phone carriers should one fail due to a Y2K problem. The company also has both a private voice and data radio systems which allow it to monitor remote stations manually.

     Based upon the nature of SJG's operating and information systems and the current advanced state of planning and remediation, the company does not anticipate any material difficulty in completing full year 2000 compliance and any problems that do arise are expected to be immaterial or insignificant.

Results of Operations - Three and Nine Months Ended September 30, 1998 Compared to Three and Nine Months Ended September 30, 1997

Operating Revenues

     Revenues decreased $6.6 million for the third quarter of 1998 as compared to the same period in 1997. The decrease for the third quarter comparison was primarily due to state tax reform effective January 1998 which lowered the tax component contained in reported revenue and by customers using increased levels of firm transportation service in lieu of firm gas sales. This decrease was partially offset by customer growth.

     The lower tax component in reported revenue was offset by a reduction in Other Taxes (See Notes 1 and 6). South Jersey Gas' tariffs are structured such that profits are derived from transportation, not from the sale of the commodity.
Consequently, while both the tax reform and the switch to firm transportation reduced total revenues, neither impacted profitability.

     Revenues decreased $30.8 million for the first nine months of 1998, as compared to the prior year period, primarily due to lower firm sales resulting from weather that was 16.8% warmer.
The results were also impacted by the same factors that effected the quarterly results.

Gas Purchased for Resale

     Gas purchased for resale decreased $5.2 million and $15.4 million for the three and the nine month periods ending September 30, 1998 compared with comparable 1997 periods. The nine month decrease was principally due to weather related decreased sales volumes. Increased levels of firm transportation versus firm gas sales accounted for a portion of the decrease in both periods. Sources of gas supply include both contract and open-market purchases. SJG is responsible for securing and maintaining its own gas supplies to serve its customers.

                                     SJG-17

     SJG has entered into long-term contracts for natural gas supplies, firm transportation, and firm gas storage service.
The earliest that any of these contracts expire is October 2000. All of the transportation and storage service agreements between SJG and its interstate pipeline suppliers were made under Federal Energy Regulatory Commission (FERC) approved tariffs. SJG's cumulative obligation for demand charges and reservation fees paid to its suppliers for all of these services is approximately $4.9 million per month, which SJG recovers on a current basis through the LGAC.

Operations

     A summary of net changes in utility operations for 1998 compared with 1997 is as follows (in thousands):


                                         Period Ended September 30,
                                        ----------------------------
                                         Three Months   Nine Months
                                        1998 vs. 1997  1998 vs. 1997
                                        -------------  -------------
Other Production Expense                         $1             $4
Transmission                                     33             52
Distribution                                   (130)          (337)
Appliance Service                               316            543
Customer Accounts and Services                   (3)           282
Sales                                           (24)           (34)
Administration and General                     (135)           216
Other                                            14            (32)
                                        -------------  -------------
                                                $72           $694
                                        =============  =============


     Distribution costs decreased for both periods in 1998 principally due to decreased meter exchange activity. The majority of the increase in Appliance Service expense comparisons was due to expenditures on advertising. Customer Accounts and Services costs increased in the first nine months of 1998 principally due to an increase in payroll expense. The payroll expense increase was offset in the third quarter by a reduction in bad debt expense. Administrative and General costs increased for the first nine months of 1998 principally due to increased employee benefits costs, however, these costs were more than offset during the third quarter by reductions in expenses for consultants and regulatory activities.

Other Operating Expenses

     A summary of principal changes in other operating expenses for 1998 compared with 1997 is as follows (in thousands):

                                     SJG-18


                                         Period Ended September 30,
                                        ----------------------------
                                        Three Months    Nine Months
                                        1998 vs. 1997  1998 vs. 1997
                                        -------------  -------------
Maintenance                                   ($436)          (574)
Depreciation                                    291            862
Federal and State Income Taxes                  530              7
Other Taxes                                  (1,574)       (14,102)


     The decrease in maintenance expense is principally due to utility production plant maintenance, which includes the amortization of environmental remediation costs (such decreases are offset by lower revenue recovery under SJG's RAC). Depreciation is higher principally due to increased investment in property, plant and equipment. Federal and State Income Tax changes reflect the impact of changes in pre-tax income and the impact of the energy tax reform legislation discussed under Operating Revenues. Other Taxes decreased because of the energy tax reform legislation.

Interest Charges

     Interest charges increased in 1998 by $.7 million and $.4 million for the three and nine month periods, respectively, versus the comparable 1997 periods. Interest charges were increased for the three and nine month periods due to carrying higher levels of debt partially offset by lower interest rates. Short-term debt levels were reduced by the application of a $25.6 million cash equity infusion to SJG from SJI and the application of the net proceeds from the sale of the Mandatorily Redeemable Preferred Securities in May 1997.

Preferred Securities Dividend Requirements

     Preferred Dividends increased in 1997 due to the issuance of $35.0 million of 8.35% SJG-guaranteed Mandatorily Redeemable
Preferred Securities in May 1997 (See "Capital Resources").

Net Income Applicable to Common Stock

     The details affecting net income and earnings per common share are discussed under the appropriate captions above.

Liquidity

     The seasonal nature of gas operations, the timing of construction and remediation expenditures and related permanent financing, as well as mandated tax and sinking fund payment dates require large short-term cash requirements. These are generally met by cash from operations and short-term lines of

                                     SJG-19

credit. The company maintains short-term lines of credit with a number of banks, aggregating $120.0 million of which $25.2 million was available at September 30, 1998. The credit lines are uncommitted and unsecured with interest rates below the prime rate.

     The changes in cash flows from operating activities are as follows (in thousands):


                                                     Nine Months Ended
                                                       September 30,
                                                       1998 vs. 1997
                                                      ---------------
Increases/(Decreases):
Net Income                                                 ($3,583)
Depreciation and Amortization                                  895
Provision for Losses on Accounts Receivable                    (16)
Revenues and Fuel Costs Deferred - Net                        (792)
Deferred and Non-Current Income Taxes and
 Credits - Net                                                 661
Environmental Remediation Costs - Net                        1,935
Accounts Receivable                                          4,136
Inventories                                                     80
Prepayments and Other Current Assets                           786
Prepaid and Accrued Taxes - Net                             (5,974)
Accounts Payable and Other Accrued Liabilities             (20,581)
Other - Net                                                 (4,412)
                                                       ------------
      Decrease in Net Cash from Operating Activities      ($26,865)
                                                       ============


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

                                     SJG-20

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

     Changes in Prepaid and Accrued Taxes - Net reflect the impact of changes between taxes paid and taxes accrued. However, significant timing differences exist in cash flows during the year. In 1997, SJG paid the full year's Gross Receipts & Franchise Tax (GRAFT) on April 1 and amortized the remaining prepaid tax over the remainder of the year on the basis of gas volumes sold.

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

Regulatory Matters

     Rate Actions

     On January 27, 1997, the BPU granted SJG a total rate increase of $10.3 million. The $6.0 million base rate portion of the increase was based on a 9.62% rate of return on rate base, which included an 11.25% return on common equity. The majority of this increase comes from residential and small commercial customers. Part of the increase is recovered from new miscellaneous service fees which charge specific customers for costs they cause SJG to incur. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation (Sharing Formula) was increased from $4.0 million to $5.0 million. SJG keeps 100% of pre-tax margins up to the threshold level and 20% of such margins above that level. Later in 1997, the $5.0 million threshold was increased by $500,000 which is the annual revenue requirement associated with the completion of construction on a specified pipeline interconnection. At the beginning of 1999, this $5.5 million threshold will increase by another $2.3 million, also representative of the annual revenue requirement associated with major construction projects. On October 9, 1998, the BPU approved a revision to the Sharing Formula as part

                                     SJG-21

of an agreement to modify SJG's Temperature Adjustment Clause
(TAC). The revision credits the first $750,000 above the applicable threshold level to the Levelized Gas Adjustment Clause (LGAC) customers. Thereafter, SJG keeps 20% of the pre-tax margins as it has historically.

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

     Also on January 27, 1997, the BPU approved SJG's request for a $2.5 million revenue reduction through the TAC. This is the standard BPU procedure used to credit customers with previously collected revenues which were in excess of those allowed by the TAC (See "Energy Adjustment Clauses"). This revenue reduction reflects the TAC's normal operation, as does the BPU's confirmation of the decrease.

     On September 9, 1997, SJG filed with the BPU to adjust rates by replacing the GRAFT with SUT, CBT and TEFA components (See
"Liquidity"). The new rates became effective January 1, 1998 on an interim basis and were made final effective July 13 , 1998.

     In September 1996, SJG filed to reduce rates through the 1996-1997 LGAC reflecting a $1.4 million decrease in natural gas costs. Updated 1996-1997 LGAC year results were rolled into the 1997-1998 LGAC which was filed with the BPU in September 1997.

     On September 12, 1997, and September 8, 1998, SJG made its annual LGAC, Temperature Adjustment Clause (TAC) and Demand Side Management Clause (DSMC) filings with the BPU. The LGAC and DSMC cover the period November 1 through October 31 of each year. The TAC period runs from October 1 through May 31. In the 1997-1998 filing, the company requested a $4.7 million increase in the annual LGAC recovery which includes the 1996-1997 LGAC year results referred to above. SJG updated this amount to $7.0 million in August 1998 and included this amount in its 1998-1999 LGAC filing. The 1998-1999 LGAC filing requested a decrease in rates of $414,000. The company also requested resolution of prior year filings along with the 1998-1999 filing. All filings are still pending at the BPU.

     On March 5, 1998, the BPU approved new appliance service rates. The new rates are competitive with those of other service providers in New Jersey and are designed to increase earnings and cash flows to SJG over the current rates. In April 1998, the BPU also authorized SJG to offer new appliance service contract plans and to service electric air conditioners.

                                     SJG-22

     On June 8, 1998, SJG filed a petition with the BPU requesting a change in the way in which the TAC operates. The request was granted on October 9, 1998. As a result, SJG will experience reduced fluctuations in income when temperatures are warmer or colder than normal.

     On July 31, 1998, SJG filed a motion to further unbundle natural gas service. The BPU's Order of June 26, 1998, which expanded the current residential transportation pilot program, directed SJG to file a proposal in which full residential unbundling would take place on or before January 1, 1999. Many of the issues related to residential unbundling also relate to the commercial and industrial transportation program.
Therefore, the motion encompasses issues surrounding both programs. A proposal to completely unbundle natural gas service on SJG's system is expected to be filed with the BPU in November 1998.

     Environmental Remediation

     SJG incurred and recorded costs for environmental clean up of sites where SJG or predecessor companies operated gas manufacturing plants. SJG terminated manufactured gas operations at all sites more than 35 years ago.

     Since the early 1980s, SJG has recorded environmental remediation costs of $91.8 million. The company has spent $41.1 million as of September 30, 1998. SJG, with the assistance of an outside consulting firm, estimates that future costs to clean up the sites will range from $50.7 million to $150.6 million. The company recorded the lower end of this range as a liability. It is reflected on the Condensed Consolidated Balance Sheet under the captions "Current Liabilities" and "Deferred Credits and Other Non-Current Liabilities." SJG's recorded environmental remediation costs do not directly affect earnings because those costs are deferred and recovered through rates over 7-year amortization periods as allowed by the BPU. SJG did not adjust the accrued liability for future insurance recoveries, which the company is pursuing. SJG received $4.2 million of insurance recoveries as of September 30, 1998. SJG used these proceeds to offset related legal fees and to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site specific requirements.

     As a result of the 7-year Remediation Adjustment Clause (RAC) recovery mechanism, SJG does not expense environmental remediation costs when incurred and defers costs to be recovered. SJG has two regulatory assets associated with environmental costs. The first regulatory asset is titled
"Environmental Remediation Cost: Expended - Net." These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation." The BPU allowed SJG to recover these expenditures through July 1996 and petitions to recover these costs through July 1998 are pending.

     The other regulatory asset titled "Environmental Remediation
Cost: Liability for Future Expenditures" relates to estimated future expenditures determined under the guidance of FASB No. 5,

                                     SJG-23

"Accounting for Contingencies." This amount, which relates to former manufactured gas plant sites, was recorded as a deferred debit with the corresponding amount reflected on the balance sheet under the captions "Current Liabilities" and "Deferred
Credits and Other Non-Current Liabilities."   The deferred debit
is a regulatory asset under FASB No. 71, because the BPU's intent, as evidenced by its current practice, is to allow SJG to recover the deferred costs after they are expended.

     SJG files with the BPU to recover these costs in rates through its RAC. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of September 30, 1998, SJG's unamortized remediation costs of $21.3 million are reflected on the balance sheet under the caption "Regulatory and Other Non-Current Assets." Since BPU approval of the RAC in August 1992, SJG has recovered $15.6 million through rates as of September 30, 1998.

     On July 31, 1996, 1997 and 1998, SJG filed with the BPU to recover an increase in remediation costs expended from August 1995 through July 1998 totaling $4.5 million. The BPU approved the 1996-1997 Remediation Adjustment Clause (RAC) filing on October 9, 1998. The 1997-1998 RAC filing has been updated and the results were included in the 1998-1999 RAC filing. Both filings are still pending at the BPU.

     Other Regulatory Asset Recovery

     The adoption of FASB No. 109, "Accounting for Income Taxes," in 1993 primarily resulted in creating a regulatory asset and a deferred income tax liability. As a result of positions taken in the 1994 rate case, the amortization of the asset is being recovered through rates over an 18-year period which began in December 1994. Also, FASB No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," adopted by the company in 1993, requires an accrual basis of accounting for retiree benefit payments during the years of employment. The company elected to recognize the unfunded transition obligation over a 20-year period beginning in 1993. The majority of the postretirement benefit costs were previously recoverable by SJG through rates on a pay-as-you-go basis. A December 1994 BPU order provided for partial recovery of costs associated with
FASB No. 106 and prescribed continued deferral of unrecovered costs.  Beginning January 1, 1998, the BPU approved full
recovery of the net periodic benefit cost as well as recovery of
the regulatory asset over a 15-year period.   In 1995, an
external trust was established towards funding postretirement benefit costs. Rate recovery in excess of SJG's pay-as-you-go requirement is contributed to the trust and provides no operating benefit to SJG except to the extent that trust income reduces future net periodic cost. Gross contributions to the trust amounted to $.9 million and $2.7 million for the three and nine months ended September 30, 1998, respectively. The balance of the regulatory asset amounted to $5.7 million at September
30, 1998.

                                     SJG-24

     Other

     SJG is subject to claims which arise in the ordinary course of its business and other legal proceedings. The company sets up reserves when claims become apparent. SJG also maintains insurance and records probable insurance recoveries relating to outstanding claims.

     A group of Atlantic City casinos filed a petition with the BPU on January 16, 1996 alleging overcharges of over $10.0 million, including interest. A settlement has been arrived at in this litigation, under which SJG will make no payments. The group of casinos have issued general releases to SJG, and on September 4, 1998 the petition was withdrawn.

Capital Resources

     The company has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first nine months of 1998 amounted to $39.8 million. The costs for 1998, 1999 and 2000 are estimated at approximately $71.6 million, $52.2 million and $60.5 million, respectively. These investments are expected to be funded from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of first mortgage bonds, capital leases and RAC recoveries.

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

     On October 21, 1998, SJG issued $30.0 million of debt under a Medium Term Note Program established October 5, 1998. Notes totaling $10.0 million were issued at 6.12%, maturing in 2010, and $20.0 million of notes were issued at 7.125%, maturing in 2018. The net proceeds of these note issuances were used to retire short-term debt and to fund capital expenditures.

Ratio of Earnings to Fixed Charges

     The company's ratio of earnings to fixed charges for each of the periods indicated is as follows:

                                     SJG-25

                                                   Twelve
                                                Months Ended
          Years Ended December 31,              September 30,
---------------------------------------------   ------------
  1993     1994     1995     1996     1997          1998
  ----     ----     ----     ----     ----          ----
   2.6      2.1      2.3      2.5      2.6           2.2


     The ratio of earnings to fixed charges represents, on a pre-tax basis, the number of times earnings cover fixed charges.
Earnings consist of net income, to which has been added fixed charges and taxes based on income of the company, excluding the cumulative effect of an accounting change. Fixed charges consist of interest charges and preferred securities dividend requirements and an interest factor in rentals.

Other Event

     On October 14, 1998, SJI and Conectiv announced plans for a joint customer account services venture that will begin to provide meter reading services in southern New Jersey by the end of the year. The new venture will allow both companies to capitalize on the synergies that exist because their companies' territories overlap. Customers should benefit from the companies' collective ability to reduce meter reading costs.

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

                                     SJG-26




                          PART II    OTHER INFORMATION



Item l.  Legal Proceedings

     Information required by this Item is incorporated by reference to Part I, Item 1, Note 6, on pages 12, 13 and 14 excluding the first two paragraphs of the Note, regarding contingencies, including pending litigation and the remediation and clean-up of
certain sites which included     manufactured gas operations.


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


                            SOUTH JERSEY GAS COMPANY
                                  (Registrant)




  Dated:  November 13, 1998        By:   /s/ David A. Kindlick
                                         David A. Kindlick
                                         Senior Vice President, Finance & Rates




  Dated:  November 13, 1998        By:   /s/ William J. Smethurst, Jr.
                                         William J. Smethurst, Jr.
                                         Vice President and Treasurer



                                     SJG-28



                            SOUTH JERSEY GAS COMPANY



                               Index to Exhibits




            Exhibit Number                         Description

                  27                Financial Data Schedule
                                    (Submitted only in electronic format to the Securities and Exchange Commission).




                                     SJG-29