Form 10-K
period 1998-12-31
SOUTH JERSEY GAS CO/NEW
filed 1999-03-29
CIK 1035216

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998     Commission File Number 000-22211

                            SOUTH JERSEY GAS COMPANY
             (Exact name of registrant as specified in its charter)

               New Jersey                           21-0398330
        (State of incorporation)        (IRS employer identification no.)

                 1 South Jersey Plaza,  Folsom, New Jersey 08037
          (Address of principal executive offices, including zip code)

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

                                 - Title Page -


                                     PART I

                               Item 1.   Business

General

     The registrant, South Jersey Gas Company (SJG), a New Jersey corporation, is an operating public utility. SJG owns all of the common stock of SJG Capital Trust, a statutory trust organized in the State of Delaware. All of the equity securities of SJG are owned by South Jersey Industries, Inc. (SJI), its parent company, which is itself a 1934 Act reporting company.

Financial Information About Industry Segments

     Not applicable.

Description of Business

     SJG is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use in an area of approximately 2,500 square miles in the southern part of New Jersey. SJG also makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers by some of its customers.

     SJG's service territory includes 112 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1.1 million.

     SJG serves 267,065 residential, commercial and industrial customers (at December 31, 1998) in southern New Jersey. Gas sales and transportation for 1998 amounted to approximately 80,521,000 Mcf (thousand cubic feet), of which approximately 46,862,000 Mcf was firm sales and transportation, 6,743,000 Mcf was interruptible sales and transportation and 26,916,000 Mcf was off-system sales. The breakdown of firm sales includes 36.2% residential, 10.3% commercial, 5.1% cogeneration and electric generation, .7% industrial and 47.7% transportation. At year-end 1998, SJG served 248,210 residential customers, 18,457 commercial customers and 398 industrial customers. This includes 1998 net additions of 6,078 residential customers, 420 commercial customers and no industrial customers.

     Under an agreement with Conectiv, Inc., an electric utility serving southern New Jersey, SJG supplies natural gas to several electric generation facilities. This gas service is provided under the terms of a firm electric service tariff approved by the New Jersey Board of Public Utilities (BPU) on a demand/commodity basis. In 1998, 2.5 Bcf (billion cubic feet) was delivered under this agreement.

     SJG serviced 7 cogeneration facilities in 1998. Combined sales and transportation of natural gas to such customers amounted to approximately 6.0 Bcf in 1998.

     SJG makes wholesale gas sales for resale to gas marketers for ultimate delivery to end users. These "off-system" sales are made possible through the issuance by the Federal Energy Regulatory Commission (FERC) of Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 1998, off-system sales amounted to 26.9 Bcf. Also in 1998, capacity release and storage throughput amounted to 27.3 Bcf.

                                      SJG-2

     Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term "interruptible" is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG's tariffs. Usage by interruptible customers, excluding off-system customers, in 1998 amounted to approximately 6.7 Bcf, approximately 6.2 percent of the total throughput.

     No material part of SJG's business is dependent upon a single customer or a few customers.

Service Territory

     The majority of SJG's residential customers reside in the northern and western portions of its service territory in Burlington, Camden, Salem and Gloucester counties. A majority of new customers reside in this section of the service territory, which includes the residential suburbs of Wilmington and Philadelphia. The franchise area to the east is centered on Atlantic City and the neighboring resort communities in Atlantic and Cape May counties, which experience large population increases in the summer months. The impact of the casino gaming industry on the Atlantic City area has resulted in the creation of new jobs and the expansion of the residential and commercial infrastructure necessary to support a developing year-round economy. Atlantic City is experiencing a second wave of development as a result of casino gaming. The centerpiece of this development is the recently completed multipurpose convention center, accompanied by planned major hotel and entertainment complexes. These facilities will be used to attract large conventions as well as making Atlantic City into a family resort on a year-round basis.

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

     In August 1997, SJG initiated its BPU approved pilot program to give residential customers a choice of gas supplier. The program included approximately 17,310 residential customers at year end 1998. SJG continues to deliver the natural gas through its distribution system with no loss of margins.

                                      SJG-3

     Revenue requirements for ratemaking purposes are established on the basis of firm and interruptible sales projections. In January 1997, the BPU granted SJG a total rate increase of $10.3 million. The $6.0 million base rate portion of the increase was based on a 9.62% rate of return on rate base, which included an 11.25% return on common equity. The majority of this increase comes from residential and small commercial customers. Part of the increase is recovered from service fees which charge specific customers for costs they cause SJG to incur. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation (Sharing Formula) increased from $4.0 million to $5.0 million. Later in 1997, the $5.0 million threshold increased by $500,000 the annual revenue requirement associated with completing a specific pipeline interconnection. At the end of 1998, the threshold increased by another $2.0 million, with the completion of major construction projects. SJG keeps 100% of pre-tax margins up to the threshold level and 20% of such margins above that level. In October 1998, the BPU approved a revision to the Sharing Formula as part of an agreement to modify SJG's TAC. The revision credits the first $750,000 above the current threshold level to the LGAC customers. Thereafter, SJG keeps 20% of the pre-tax margins as it has historically. Additional information on regulatory affairs is incorporated by reference to Notes 1, 2, 6, and 12 to SJG's consolidated financial statements for the year ended December 31, 1998. See Item 8.

     SJG Capital Trust, a Delaware statutory trust, is a wholly owned subsidiary of SJG, which had the sole purpose of issuing beneficial interests in its costs (Preferred Securities), the proceeds of selling such Preferred Securities invested in Deferrable Interest Subordinated Debentures issued by SJG. SJG is the guarantor of such Preferred Securities.

     In 1998, SJG made no public announcement of, or otherwise made public information about, a new product or industry segment that would require the investment of a material amount of the assets of SJG or which otherwise was material.

Raw Materials

     Transportation Contracts and Storage

     SJG has direct connections to two interstate pipeline companies, Transco and Columbia. During 1998, SJG purchased and had delivered approximately 51.7 Bcf of natural gas for distribution to both on-system and off-system customers. Of this total, 38.6 Bcf was transported on the Transco pipeline system and 13.1 Bcf was transported on the Columbia pipeline system. SJG also secures firm transportation and other long term services from four additional pipelines upstream of the Transco and Columbia systems. They include: Columbia Gulf Transmission Company (Columbia Gulf), Sempra Energy Trading Corp. (Sempra), Texas Gas Transmission Corporation (Texas Gas) and Equitrans. Services provided by these upstream pipelines are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above mentioned pipelines are subject to changes as directed by FERC Order No. 636.

     Transco:

     Transco is SJG's largest supplier of long term gas transmission services. These services include five year-round and one seasonal firm transportation (FT) service arrangement. When combined, these services enable SJG to purchase from

                                      SJG-4

third parties and have delivered to its city gate stations by Transco a total of 163,741 Thousand Cubic Feet of gas per day ("Mcf/d"). The terms of the year-round agreements extend for various periods from 2002 to 2010 while the term of the seasonal agreement extends to 2011.

     SJG also has seven long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 10.1 Bcf. Through these services, SJG can inject gas into storage during periods of low demand and withdraw gas at a rate of up to 86,972 Mcf/d during periods of high demand.
The terms of the storage service agreements extend for various periods from 2001 to 2008.

     Sempra:

     SJG has separate gas sales and capacity management agreements with Sempra, which were formerly with CNG Energy Service Corp., which provide SJG with up to 9,662 Mcf/d of gas during the period November 16 through March 31 of each year.

     Columbia:

     SJG has three firm transportation agreements with Columbia which, when combined, provide for 43,500 Mcf/d of firm deliverability.

     SJG also subscribes to a firm storage service from Columbia, to March 31, 2009, which provides a maximum withdrawal quantity of 19,807 Mcf/d during the winter season with an associated 1,121,095 Mcf of storage capacity.

     As part of addressing future winter season requirements, SJG entered into an agreement with Columbia to subscribe to an incremental 31,296 Mcf/d of storage deliverability with an additional 2,234,482 Mcf of storage capacity that became available on April 1, 1998. The term of the agreement expires October 31, 2013. The FERC has approved Columbia's arrangements to provide such services.

     Equitrans:

     SJG has a long term storage service provided by Equitrans, to April 1, 2002, under which up to 500,000 Mcf of gas may be stored during the summer season and up to 4,783 Mcf/d may be withdrawn during the winter season. The gas is delivered to SJG under firm transportation agreements with Equitrans, CNG and Transco.

     Gas Supplies

     SJG has several long term gas supply agreements with various producers and marketers that expire between 1999 and 2007. Under these agreements, SJG can purchase up to 52,008,000 Mcf of natural gas per year. When advantageous, SJG can purchase spot supplies of natural gas in place of or in addition to those volumes reserved under long term agreements.

     The following chart shows by percentage the actual sources of purchased gas supply for each of the last three years:


                                   1998        1997        1996
                                  ------      ------      ------
          Long-Term Contract       61.8%       73.2%       83.5%
          Spot                     38.2%       26.8%       16.5%
                                  ------      ------      ------
                Total             100.0%      100.0%      100.0%


                                      SJG-5

     Supplemental Gas Supplies

     SJG has a long term LNG purchase agreement with a third party provider which extends through October 31, 2000. For the 1998-1999 contract year, SJG's annual contract quantity under the agreement is 279,070 Mcf. LNG purchases under this agreement are transported to SJG's LNG storage facility in McKee City, New Jersey via over-the-road trucks.

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

     SJG also operates a high pressure pipe storage field at its McKee City facility which is capable of storing 12,000 Mcf of gas and injecting up to 10,000 Mcf/d of gas into SJG's distribution system.

     Peak-Day Supply

     SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees F. Gas demand on such a design day was estimated for the 1998-1999 winter season to be 412,001 Mcf versus a design day supply of 428,215 Mcf. On January 19, 1994, SJG experienced its highest peak-day demand of 370,582 Mcf with an average temperature of 2.68 degrees F. In 1998, SJG experienced a peak-day demand of 313,978 Mcf with an average temperature of
22.97 degrees F.

     Gas Prices

     SJG's average commodity cost of gas purchased in 1998 was $2.27 per Mcf.

Patents and Franchises

     SJG holds nonexclusive franchises granted by municipalities in the seven county area of southern New Jersey that it serves. No other natural gas public utility presently serves the territory covered by SJG's franchises. Otherwise, patents, trademarks, licenses, franchises and concessions are not material to the business of SJG or its subsidiary.

Seasonal Aspects

     SJG experiences seasonal fluctuations in sales when selling natural gas for heating purposes. SJG meets this seasonal fluctuation in demand from its firm customers by buying and storing gas during the summer months, and by drawing from storage and purchasing supplemental supplies during the heating season. As a result of this seasonality, SJG's revenues and net income are significantly higher during the first and fourth quarters than during the second and third quarters of the year.

Working Capital Practices

     As stated under Seasonal Aspects, SJG buys and stores natural gas during the summer months. These purchases are financed by short-term loans which are substantially paid down during the winter months when gas revenues are higher. Reference is also made to "Liquidity" included in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.

                                      SJG-6

Customers

     No material part of SJG's business is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on any such business. See Item 1, "Service Territory."

Backlog

     Backlog is not material to an understanding of SJG's business.

Government Contracts

     No material portion of SJG's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government.

Competition

     SJG's franchises are non-exclusive, however, currently no other utility is providing service within its territory. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. The market for natural gas commodity sales is subject to competition as a result of deregulation. Through its tariff, SJG has promoted competition while maintaining its margins. Substantially all of SJG's profits are from the transportation rather than the sale of the commodity. SJG believes it has been a leader in addressing the changing marketplace. It maintains its focus on being a low-cost provider of natural gas and energy services. SJG also competes with other marketers/brokers in the selling of wholesale natural gas services.

Research

     During the last three fiscal years, SJG did not engage in research activities to any material extent.

Environmental Matters

     Information on environmental matters is incorporated by reference to Note 12 to SJG's consolidated financial statements for the year ended December 31, 1998. See Item 8.

Employees

     SJG had a total of 644 employees as of December 31, 1998.

Financial Information About Foreign and Domestic Operations and Export Sales

     SJG has no foreign operations and export sales are not a part of its business.


                              Item 2.   Properties

     The principal property of SJG consists of its gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG's distribution systems for delivery to customers. As of December 31, 1998, there were approximately 92 miles of mains in the transmission systems and 5,038 miles of mains in the distribution systems.
In 1998, 270 miles of mains previously reported as transmission were reclassified as distribution.

     SJG owns office and service buildings, including its corporate headquarters, at eight locations in the territory, a liquefied natural gas storage and vaporization facility, and two propane-air vaporization plants.

                                      SJG-7

     As of December 31, 1998, the SJG utility plant had a gross book value of $680.0 million and a net book value, after accumulated depreciation, of $500.4 million. In 1998, $64.9 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $4.4 million. Construction and remediation expenditures for 1999 are currently expected to approximate $52.2 million.

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


                           Item 3.   Legal Proceedings

     SJG is subject to claims which arise in the ordinary course of its business and other legal proceedings. In September 1998, SJG settled a claim that a group of Atlantic City casinos filed with the BPU alleging overcharges of over $10 million, including interest. Management of SJG believes that any pending or potential legal proceedings will not materially affect its operations or consolidated financial position. Reference is made under Commitments and Contingencies in Note 12 to SJG's consolidated financial statements for the year ended December 31, 1998. See Item 8.


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

     Cash dividends are usually declared on SJG's common stock on a quarterly basis. SJG is restricted under its First Mortgage Indenture, as supplemented, as to the amount of cash dividends or other distributions that may be paid on its common stock. Retained earnings free of such restriction approximate $52.4 million at December 31, 1998.

     If preferred stock dividends are in arrears, no dividends may be declared or paid, or other distribution made on the common stock of SJG. If four or more quarterly dividends are in arrears, the Preferred Shareholders may elect a majority of SJG's directors. See Note 4 of SJG's consolidated financial statements for additional information on Capitalization. See Item 8.



                                      SJG-9


                        Item 6.   Selected Financial Data

     The following financial data has been obtained from SJG's audited financial statements:


                      (In Thousands Except for Share Data)

                                                   1998        1997        1996        1995        1994
                                               ------------------------------------------------------------
Operating Revenues                                $299,070    $327,548    $330,335    $282,719    $311,459
                                               ============================================================
Operating Income                                   $36,978     $39,996     $38,849     $35,438     $28,003
                                               ============================================================
Income before Preferred Securities Dividend
 Requirement                                        17,911      22,000      19,389      15,991      11,200

Preferred Dividend Requirements:
  Preferred Stock                                     (166)       (170)       (174)       (178)       (183)
  Preferred Securities                              (2,923)     (1,932)          0           0           0
                                               ------------------------------------------------------------
Net Income Applicable to Common Stock              $14,822     $19,898     $19,215     $15,813     $11,017
                                               ============================================================
Average Shares of Common Stock Outstanding       2,339,139   2,339,139   2,339,139   2,339,139   2,339,139

Earnings per Common Share                            $6.34       $8.51       $8.21       $6.76       $4.71

Property, Plant and Equipment, Net                $502,243    $454,239    $421,622    $396,770    $375,093
                                               ============================================================
Total Assets                                      $720,136    $649,113    $599,926    $549,950    $509,987
                                               ============================================================
Capitalization:
  Common Equity (1)                               $162,940    $164,785    $134,564    $130,406    $124,593
  Preferred Stock and Securities (2)                37,134      37,224       2,314       2,404       2,494
  Long-Term Debt                                   194,710     175,860     149,736     156,784     138,594
                                               ------------------------------------------------------------
      Total                                       $394,784    $377,869    $286,614    $289,594    $265,681
                                               ============================================================


(1)  Included are cash contributions to capital as follows:
     1997 - $25.6 million; 1995 - $6.0 million.

(2)  Includes sale in 1997 of $35.0 million Company Guaranteed
     Mandatorily Redeemable Preferred Securities of Subsidiary
     Trust.

                                      SJG-10



                                            1998        1997        1996        1995        1994
                                         ----------- ----------- ----------- ----------- -----------
Operating Revenues (Thousands):
 Firm
   Residential                           $  147,274  $  176,717  $  177,673  $  151,720  $  151,857
   Commercial                                36,328      60,418      70,755      58,135      61,848
   Industrial                                 4,175       5,535       7,540       6,014       8,349
   Cogeneration & Electric Generation         8,119       5,249      16,173      15,725      19,301
   Firm Transportation                       24,893      15,966      10,473      13,930      18,092
                                         ----------- ----------- ----------- ----------- -----------
      Total Firm                            220,789     263,885     282,614     245,524     259,447

 Interruptible                                2,506       6,085       7,256       6,786       6,610
 Interruptible Transportation                 2,598       3,507       2,630       2,778       2,985
 Off-System                                  62,578      39,403      28,236      20,360      38,161
 Capacity Release & Storage                   6,031       8,533       4,349       3,374           2
 Other                                        4,568       6,135       5,250       3,897       4,254
                                         ----------- ----------- ----------- ----------- -----------
      Total Operating Revenues           $  299,070  $  327,548  $  330,335  $  282,719  $  311,459
                                         =========== =========== =========== =========== ===========
Throughput (MMcf):
 Firm
   Residential                               16,979      19,955      21,699      19,573      19,543
   Commercial                                 4,826       8,067      10,117       8,945       9,276
   Industrial                                   348         733       1,238       1,016       1,364
   Cogeneration & Electric Generation         2,373       1,230       5,180       4,860       5,384
   Firm Transportation                       22,336      20,196      12,969      14,417      14,401
                                         ----------- ----------- ----------- ----------- -----------
      Total Firm Throughput                  46,862      50,181      51,203      48,811      49,968
                                         ----------- ----------- ----------- ----------- -----------
 Interruptible                                  694       1,345       1,618       1,843       1,810
 Interruptible Transportation                 6,049       7,586       5,422       5,888       5,424
 Off-System                                  26,916      14,462       8,571       9,590      16,840
 Capacity Release & Storage                  27,319      36,382      25,460      25,915          46
                                         ----------- ----------- ----------- ----------- -----------
      Total Throughput                      107,840     109,956      92,274      92,047      74,088
                                         =========== =========== =========== =========== ===========
Number of Customers at Year End:
   Residential                              248,210     242,132     236,008     230,446     224,394
   Commercial                                18,457      18,037      17,469      17,179      16,615
   Industrial                                   398         398         397         397         397
                                         ----------- ----------- ----------- ----------- -----------
      Total Customers                       267,065     260,567     253,874     248,022     241,406
                                         =========== =========== =========== =========== ===========
Maximum Daily Sendout (MMcf)                    314         355         325         335         370
                                         =========== =========== =========== =========== ===========
Annual Degree Days                            4,110       4,829       5,175       4,865       4,820
                                         =========== =========== =========== =========== ===========
Normal Degree Days *                          4,708       4,728       4,689       4,709       4,680
                                         =========== =========== =========== =========== ===========


* Average degree days recorded in SJG service territory during 20-year period ended
  June 30 of prior year.  Normal degree days for prior years have been restated.

                                     SJG-11


          Item 7.   Management's Discussion and Analysis of Results of
                       Operations and Financial Condition

Overview

     South Jersey Gas Company (SJG) is a natural gas distribution company serving 267,065 customers at December 31, 1998, compared with 260,567 customers at December 31, 1997. SJG also makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers for our own sales and for some of our customers. South Jersey Industries, Inc. (SJI) owns all of the common stock of SJG.

Forward Looking Statements

     This report contains certain forward-looking statements concerning projected future financial performance, future operating performance, future plans and courses of action and future economic conditions. All statements in this report other than statements of historical fact are forward-looking statements. These forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the company and involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements.

     A number of factors could cause our actual results to differ materially from those anticipated, including, but not limited to the following: general economic conditions on an international, federal, state and local level; weather conditions in the company's marketing areas; regulatory and court decisions; competition in the company's regulated and deregulated activities; the availability and cost of capital; the company's ability to maintain existing and/or establish successful new alliances and joint ventures to take advantage of marketing opportunities; costs and effects of unanticipated legal proceedings; Year 2000 related costs or operating problems and environmental liabilities; and changes in business strategies.

Competition

     SJG's franchises are non-exclusive. Currently, no other utility provides retail gas distribution services within our territory. We do not expect any other utilities to do so in the foreseeable future because of the extensive investment required for utility plant and related costs. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. The market for natural gas commodity sales is subject to competition as a result of deregulation. We have enhanced SJG's competitive position while maintaining margins by using an unbundled tariff. This tariff allows recovery of the full cost of service, except for the variable cost of the gas commodity, when transporting gas for our customers. Under this tariff, SJG profits from transporting rather than selling the commodity. SJG's commercial and industrial customers can choose their supplier while we recover the cost of service and fixed gas costs primarily through transportation service. In June 1998, SJG expanded its New Jersey Board of Public Utilities (BPU) approved pilot program giving some residential customers a choice of gas suppliers (See "Pilot Program
- Choice of Gas Supplier"). We believe SJG is a leader in addressing the changing marketplace, while focusing on being a low-cost provider of natural gas and energy services.

Pilot Program - Choice of Gas Supplier

     In April 1997, SJG began its BPU-approved pilot program giving residential customers a choice of gas supplier. During the initial enrollment period, which ended in June 1997, nearly 13,000 residential customers applied for this service. We began transporting gas for these customers in August 1997. In June 1998, the BPU expanded the number of potential participants to 25,000. There were 17,310 participants as of December 31, 1998. Participants' bills are reduced for cost of gas charges and applicable taxes. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs and taxes

                                     SJG-12

under a BPU-approved fuel clause. While the program reduces utility revenues, it does not affect SJG's net income, financial condition or margins. Also, we expanded the choices available to commercial and industrial customers, including a new transportation tariff providing savings to qualified customers.

Energy Adjustment Clauses

     SJG's tariff includes a Levelized Gas Adjustment Clause (LGAC), a Temperature Adjustment Clause (TAC), a Remediation Adjustment Clause (RAC) and a Demand Side Management Clause (DSMC). These clauses permit us to adjust customer bills for changes in gas supply costs, to reduce the impact of temperature fluctuations on SJG and its customers, to recover remediation costs for former gas manufacturing plants and recover conservation plan costs, respectively. The BPU-approved LGAC, RAC and DSMC adjustments match revenues with expenses. TAC adjustments affect revenue, income and cash flows since colder-than-normal weather can generate credits to customers, while warmer-than-normal weather can result in additional billings to customers. TAC adjustments related to the 1997-1998 TAC year did not materially impact 1998's financial statements.

Status of Year 2000 Conversion

     We prepared a Year 2000 Impact and Assessment Study and developed a detailed plan to enable SJG to be ready for year 2000. "Ready" means that mission critical software, hardware, devices, systems, facilities and business relationships are prepared to operate satisfactorily through the end of 1999 and beyond. Also, we will have contingency plans established to address any problems that arise. As of December 31, 1998, we revised approximately 74% of programming code. All revisions are scheduled to be completed by April 1999, providing the remainder of the year for testing. We believe that 90% of all, and 100% of our mission critical, embedded technology is Y2K ready.

     We contacted all vendors providing third party software and all have indicated they are Y2K ready. SJG has also contacted all product and service vendors regarding their Y2K readiness. Approximately 65% of all vendors have indicated readiness. We are actively pursuing assurances that the remainder will be Y2K ready. Total costs to address Y2K issues at SJG are estimated at $0.4 million, with $0.3 million having been spent through December 31, 1998.

     The worst case scenario that concerns us the most is a temporary disruption of service to our gas customers. Our gas distribution system can be operated manually. We have received assurances from our two direct connect gas supply pipelines that they are Y2K ready. We are seeking assurances from the companies that supply gas to our system that they will be Y2K ready. We are preparing contingency plans for use in the event that they are not ready. Contingency plans have been or are being prepared to address Y2K related problems. All contingency plans for high priority items such as service continuation, safety and revenues are scheduled to be completed by July 1999.

     While unexpected Y2K problems can occur, we do not anticipate any material difficulty in achieving Y2K readiness based upon the nature of SJG's operating and information systems and the state of planning and remediation. Any problems that arise should be immaterial to our financial position or operating results.

                              Results of Operations

Operating Revenues

     Revenues decreased $28.5 million in 1998 compared with 1997. In 1997, revenues declined $2.8 million from 1996. The revenue decline in 1998 was due to weather that was 14.9% warmer than 1997 and 12.7% warmer than the 20-year average for our service territory. Temperatures in 1998 were the highest recorded since meteorologists began keeping records in 1894. Revenues were also reduced by state tax reform which lowered the tax component in reported revenue and by customers using increased firm transportation in lieu of firm gas

                                     SJG-13

sales. Revenue from transporting gas excludes commodity costs. The lower tax component in reported revenue was offset by a reduction in Other Taxes (See Notes 1 and 6). Our tariffs are structured so that profits come from transporting gas, not the sale of the gas itself. Consequently, while both the tax reform and the switch to firm transportation reduced total revenues, neither affected our profits. Revenues from adding 6,498 customers were more than offset by the factors discussed above. The revenue decrease in 1997 was due to weather that was 6.7% warmer than 1996 and increased firm transportation service replacing firm sales. Our 1997 decline was partially offset by increased base rates, 6,693 new customers, increased off-system sales and increased capacity release revenues.

Gas Purchased for Resale

     Gas purchased for resale decreased $6.3 million in 1998 compared with 1997 due principally to weather-related decreased sales volumes and customers switching from gas sales to firm transportation. Gas purchased for resale decreased $5.0 million in 1997 versus 1996 primarily due to lower sales volumes. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its customers.

     SJG has long-term contracts for natural gas supplies, firm transportation, and firm gas storage service. The earliest any of these contracts expires is October 2000. All transportation and storage service agreements between SJG and its interstate pipeline suppliers were made under Federal Energy Regulatory Commission (FERC) approved tariffs. SJG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $4.8 million per month, recovered on a current basis through the LGAC.

Operations

     A summary of net changes in Utility Operations and Other Operations (in thousands):


                                              1998 vs. 1997     1997 vs. 1996
                                              -------------     -------------

          Other Production Expense               $    12           $   (25)
          Transmission                               110               (21)
          Distribution                                66               (76)
          Customer Accounts and Services             438              (322)
          Sales                                     (147)              126
          Administration and General              (1,256)            3,170
          Other                                      (13)             (446)
                                                 -------           -------
                                                 $  (790)          $ 2,406
                                                 =======           =======


     Customer Accounts and Services costs increased in 1998 principally due to an increase in payroll expense. This account decreased in 1997 principally due to a 1996 charge to increase the reserve for uncollectible accounts and lower payroll costs. Administrative and General costs decreased in 1998 principally due to a $1.5 million death benefit liability recorded in 1997. This liability became payable upon the death of SJG's president in December 1997. The decrease was partially offset by increased employee benefits costs in 1998.

                                     SJG-14

Other Operating Expenses

     A summary of principal changes in other consolidated operating expenses (in thousands):

                                              1998 vs. 1997     1997 vs. 1996
                                              -------------     -------------

          Maintenance                           $   (200)          $    77
          Depreciation                             1,158             1,123
          Income Taxes                               697               932
          Other Taxes                            (19,981)           (3,497)


     Changes in Maintenance expense in 1998 principally reflect reduced repair activity due to the mild winter. Depreciation is higher in each period due to increased investment in property, plant and equipment by SJG. Income Tax changes reflect the impact of changes in pre-tax income and of energy tax reform legislation discussed under Operating Revenues. Other taxes decreased because of the energy tax reform legislation (See Note 5).

Interest Charges

     Interest charges increased in 1998, following a decrease in 1997. The increase in 1998 was due to higher levels of short and long-term debt outstanding. The increased debt was used primarily to finance capital expenditures and to support higher levels of purchased gas inventories resulting from unexpectedly warm weather throughout 1998. Interest charges were reduced in 1997 because of a $25.6 million equity infusion from SJI and the issuance of Mandatorily Redeemable Preferred Securities were used to reduce bank debt outstanding.

Preferred Securities Dividend Requirements

     Preferred Dividends increased in 1998 as the $35.0 million of 8.35% SJG-guaranteed Mandatorily Redeemable Preferred Securities issued in May 1997 were outstanding for the full year (See "Capital Resources").

Net Income Applicable to Common Stock

     The details affecting the changes in net income and earnings per share are discussed under the appropriate captions above.

Liquidity

     The seasonal nature of gas operations; the timing of construction and remediation expenditures and related permanent financing; as well as mandated tax and sinking fund payment dates require large, short-term cash requirements. These requirements are generally met by cash from operations and short-term lines of credit. We maintain short-term lines of credit with a number of banks, totaling $120.0 million, of which $23.0 million was available at December 31, 1998. The credit lines are uncommitted and unsecured with interest rates at or below the prime rate.

     The changes in cash flows from operating activities (in thousands):

                                     SJG-15


                                                1998 vs. 1997     1997 vs. 1996
                                                -------------     -------------

        Increases/(Decreases):
        Net Income                                $ (5,076)         $    683
        Depreciation and Amortization                1,147               327
        Provision for Losses on Accounts
         Receivable                                     14              (244)
        Revenues and Fuel Costs Deferred - Net        (913)            4,449
        Deferred and Non-Current Income Taxes
         and Credits - Net                             318            (3,889)
        Environmental Remediation Costs - Net        1,364            (1,682)
        Accounts Receivable                         (2,380)           (2,334)
        Inventories                                 (1,591)            6,395
        Prepayments and Other Current Assets           122              (549)
        Prepaid and Accrued Taxes - Net            (13,551)            1,771
        Accounts Payable and Other Accrued
         Liabilities                                (6,278)           (6,142)
        Other - Net                                 (1,106)              (47)
                                                  --------          --------
              Net Cash Provided by Operating
               Activities                         $(27,930)         $ (1,262)
                                                  ========          ========


     Depreciation and Amortization are non-cash charges to income and do not impact cash flow. Changes in depreciation cost reflect the effect of additions and reductions to fixed assets.

     Changes in Revenues and Fuel Costs Deferred - Net reflect the undercollection of fuel costs resulting from weather related reductions in gas sales and regulatory delays in recovering fuel costs under the LGAC (See Note
2).

     Changes in Deferred and Non-Current Income Taxes and Credits - Net represent the differences between taxes accrued and amounts paid. Generally, deferred income taxes related to deferred fuel costs will be paid in the next year.

     Increases in Environmental Remediation Costs - Net represent the excess of amounts collected under the RAC and insurance recoveries over remediation expenditures.

     Changes in Accounts Receivable are primarily due to the impact of weather and commodity prices. Changes impact cash flows when collected in subsequent periods.

     Changes in Inventories reflect the impact of seasonal requirements, temperatures and price changes.

     Changes in Prepaid and Accrued Taxes - Net reflect the difference between taxes paid and taxes accrued. Significant timing differences exist in cash flows during the year. As stated in Note 1, on January 1, 1998, the Gross Receipts & Franchise Taxes were replaced with a 6% State Sales and Use Tax, a 9% State Corporate Business Tax on income before taxes and a Transitional Energy Facilities Assessment (TEFA) on volumes of gas sold and transported. The TEFA will be phased out over 5 years beginning January 1, 1999. Approximately 50% of these taxes are paid in installments during the first half of the year and the remaining 50% are paid on May 15 of each year. SJG uses short-term borrowings to pay taxes, resulting in a temporary increase in the short-term debt level. The carrying costs of timing differences are recognized in base utility rates.

     Changes in Accounts Payable and Other Current Liabilities reflect the impact of timing differences between the accrual and payment of costs.

                                     SJG-16

Regulatory Matters

     Rate Actions

     In January 1997, the BPU granted SJG a total rate increase of $10.3 million. The $6.0 million base rate portion of the increase was based on a 9.62% rate of return on rate base, which included an 11.25% return on common equity. The majority of this increase comes from residential and small commercial customers. We recover the increase from new miscellaneous service fees which charge specific customers for costs they cause us to incur. Additionally, our starting point for sharing pre-tax margins generated by interruptible and off-system sales and transportation (Sharing Formula) was increased from $4.0 million to $5.0 million. SJG was permitted to keep 100% of pre-tax margins up to the threshold level and 20% of margins above that level. Later in 1997, the $5.0 million threshold increased by $500,000, the annual revenue requirement associated with completing a specific pipeline interconnection. In December 1998, the threshold increased by $2.0 million, with the completion of major construction projects. In October 1998, the BPU approved a revision to the Sharing Formula as part of an agreement to modify SJG's TAC. The revision credits the first $750,000 above the applicable threshold level to the LGAC customers. Thereafter, SJG keeps 20% of the pre-tax margins as it has historically.

     Also in January 1997, the BPU approved SJG's request for a $2.5 million revenue reduction through the TAC. This standard BPU procedure credits customers with previously collected revenues exceeding those allowed by the TAC (See "Energy Adjustment Clauses"). This revenue reduction reflects the TAC's normal operation, as does the BPU's confirmation of the decrease.

     In September 1997, SJG filed with the BPU to adjust rates by replacing the GRAFT with the SUT, CBT and TEFA (See "Liquidity"). The new rates were effective January 1, 1998.

     SJG has an LGAC filing pending with the BPU requesting a $7.1 million rate increase. This filing encompasses all of the adjustments filed for from the 1996-1997 LGAC filing through the 1998-1999 LGAC filing.

     In March 1998, the BPU approved new appliance service rates. In April 1998, the BPU also authorized SJG to offer new appliance service contract plans and to service electric air conditioners. In January 1999, SJG filed for an increase in our appliance service rates. The new rates are competitive with those of other service providers in New Jersey and are designed to increase earnings and cash flows.

     In June 1998, we filed a petition with the BPU requesting a change to the TAC. The request was granted in October 1998. As a result, SJG will experience reduced fluctuations in income when weather is warmer or colder than normal.

     In July 1998, SJG filed a motion to further unbundle natural gas service. The BPU's order of June 1998 expanded the residential transportation pilot program. It also directed SJG to make a filing addressing full residential unbundling which we did in November 1998. Many of the residential unbundling issues also relate to the commercial and industrial transportation program. The filing encompasses all issues surrounding both programs and is still outstanding at the BPU.

     Environmental Remediation

     We incurred and recorded costs for environmental clean up of sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas over 35 years ago.

     Since the early 1980s, SJG recorded environmental remediation costs of $98.6 million. We spent $45.7 million as of December 31, 1998. With the assistance of an outside consulting firm, we estimate that future costs to clean up the sites will range from $52.9 million to $160.3 million. We recorded the lower end of this range as a liability. It is reflected on the consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. SJG did not adjust the accrued liability for

                                     SJG-17

future insurance recoveries, which management is pursuing. SJG received $4.2 million of insurance recoveries as of December 31, 1998. We used these proceeds to offset related legal fees and to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site specific requirements.

     SJG has two regulatory assets associated with environmental costs. The first regulatory asset is titled Environmental Remediation Cost: Expended - Net. These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." The BPU allowed SJG to recover expenditures through July 1996 and petitions to recover costs through July 1998 are pending.

     The other regulatory asset titled Environmental Remediation Cost: Liability for Future Expenditures relates to estimated future expenditures determined under FASB No. 5. This amount, which relates to former manufactured gas plant sites, was recorded as a deferred debit with the corresponding amount reflected on the consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The deferred debit is a regulatory asset under FASB No. 71. The BPU's intent, evidenced by its current practice, is to allow SJG to recover the deferred costs after they are spent.

     SJG files with the BPU to recover these costs in rates through its RAC. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of December 31, 1998, SJG's unamortized remediation costs of $25.2 million are reflected on the consolidated balance sheet under the caption Regulatory and Other Non-Current Assets. Since BPU approval of the RAC in 1992, SJG recovered $16.3 million through rates as of December 31, 1998.

     In July 1996, 1997 and 1998, SJG filed with the BPU to recover increased remediation costs expended from August 1995 through July 1998 totaling $4.5 million. This amount was updated to $5.0 million in a December 1998 filing.
The BPU approved the 1996-1997 RAC filing in October 1998. We updated the 1997-1998 RAC filing and included the results in the 1998-1999 RAC filing. Both filings are still pending at the BPU.

     Other Regulatory Asset Recovery

     Adopting FASB Statement No. 109, "Accounting for Income Taxes," in 1993 primarily resulted in creating a $17.6 million regulatory asset. SJG is recovering the amortization of this asset through rates over 18 years which began in December 1994. Also, SJG adopted FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1993. The
BPU provided for partial recovery of costs associated with FASB No. 106 and prescribed continued deferral of unrecovered costs until 1998. Beginning January 1, 1998, the BPU approved full recovery of the net periodic benefit cost as well as recovery of the regulatory asset, amounting to $5.5 million at December 31, 1998, over 15 years.

     Other

     SJG is subject to claims arising in the ordinary course of business and other legal proceedings. We set up reserves when these claims become apparent. SJG also maintains insurance and records probable insurance recoveries relating to outstanding claims.

     In 1996, a group of Atlantic City casinos filed a petition with the BPU alleging overcharges of over $10.0 million, including interest. We reached a settlement under which SJG will make no payments. The casinos have issued general releases to SJG, and withdrew the petition in September 1998. In return, SJG filed with the BPU to amend an existing rate schedule providing the casinos with limited firm service that will better meet their needs.

                                     SJG-18

Financial Risk Management

     The regulated natural gas business of SJG is subject to market risk due to fluctuations in natural gas prices. To hedge against fluctuations, SJG has at times entered into forward contracts. SJG recovers gas costs through LGAC, and hedges against price fluctuations by using forward contracts.

     To manage these transactions, SJG has a well-defined risk management policy and procedures which include volumetric and monetary limits. SJG does not purchase or sell derivative financial instruments.

Capital Resources

     SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for 1998 amounted to $69.9 million. The costs for 1999, 2000 and 2001 are estimated at approximately $52.2 million, $56.5 million and $55.7 million, respectively. We will fund these expenditures from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of medium-term notes, capital leases and RAC recoveries.

     In March 1997, SJG sold $35.0 million of First Mortgage Bonds, 7.7% Series due 2027.

     In May 1997, SJG's Delaware statutory trust subsidiary, SJG Capital Trust (Trust), sold $35.0 million of 8.35% SJG-Guaranteed Mandatorily Redeemable Preferred Securities. The Trust's only assets are the 8.35% Deferrable Interest Subordinated Debentures issued by SJG maturing April 2037. The Debentures and Preferred Securities are redeemable at SJG's option at a price equal to 100% of the principal amount at any time on or after April 30, 2002.

     In October 1998, SJG issued $30.0 million of debt under a $100 million Medium Term Note Program. Notes totaling $10.0 million were issued at 6.12%, maturing in 2010, and $20.0 million of notes issued at 7.125%, maturing in 2018. The net proceeds of these note issuances were used to retire short-term debt and to fund capital expenditures.

Inflation

     In the ratemaking process, only the original cost of utility plant is recoverable in revenues as depreciation. The excess cost of utility plant, stated in terms of current cost over the original cost of utility plant, is not presently recoverable. While the ratemaking process gives no recognition to the current cost of replacing utility plant, SJG believes it will be allowed to earn a return on the increased cost of its investment as replacement of the facilities occurs.

Summary

     We are confident we will have sufficient cash flow to meet SJG's operating, capital and dividend needs and are taking and will take such actions necessary to employ our resources effectively.

                                     SJG-19

              Item 8.   Financial Statements and Supplementary Data


                          INDEPENDENT AUDITOR'S REPORT


To the Shareholder and Board of Directors of South Jersey Gas Company:

     We have audited the consolidated balance sheets of South Jersey Gas Company and subsidiary as of December 31, 1998 and 1997, and the related statements of consolidated income, consolidated retained earnings and consolidated cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of South Jersey Gas Company and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 12, 1999


                                     SJG-20


                        SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                              CONSOLIDATED BALANCE SHEETS
                                     (In Thousands)

                                                                     December 31,
                                                               ------------------------
                                                                   1998         1997
                                                               -----------  -----------
ASSETS
------
Property, Plant and Equipment: (Notes 1, 3 & 7)
   Utility Plant, at original cost                             $  679,997   $  619,489
     Accumulated Depreciation                                    (179,605)    (167,176)
   Gas Plant Acquisition Adjustment - Net                           1,851        1,926
                                                               -----------  -----------
          Property, Plant and Equipment - Net                     502,243      454,239
                                                               -----------  -----------
Available-for-Sale Securities                                         886            -
                                                               -----------  -----------
Current Assets:
   Cash and Cash Equivalents (Notes 1 & 9)                          4,380        6,596
   Accounts Receivable (Notes 2 & 3)                               28,770       30,116
   Unbilled Revenues (Note 1)                                      18,998       17,263
   Provision for Uncollectibles                                    (1,032)      (1,032)
   Natural Gas in Storage, average cost                            27,619       23,877
   Materials and Supplies, average cost                             4,051        4,509
   Prepaid Taxes (Note 1)                                          12,596          566
   Prepayments and Other Current Assets                             1,638        1,661
                                                               -----------  -----------
          Total Current Assets                                     97,020       83,556
                                                               -----------  -----------
Accounts Receivable - Merchandise                                     990        1,449
                                                               -----------  -----------
Regulatory and Other Non-Current Assets: (Note 1)
   Environmental Remediation Costs: (Note 12)
     Expended - Net                                                25,152       21,041
     Liability for Future Expenditures                             52,939       52,400
   Gross Receipts and Franchise Taxes (Note 6)                      3,585        4,028
   Income Taxes - Flowthrough Depreciation (Note 6)                13,021       13,999
   Deferred Fuel Cost - Net (Notes 1 & 2)                           7,857        3,674
   Deferred Postretirement Benefit Costs (Notes 2 & 11)             5,522        6,150
   Other                                                           10,921        8,577
                                                               -----------  -----------
          Total Regulatory  and Other Non-Current Assets          118,997      109,869
                                                               -----------  -----------
               Total Assets                                    $  720,136   $  649,113
                                                               ===========  ===========


The accompanying footnotes are an integral part of the financial statements.

                                      SJG-21

                        SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                              CONSOLIDATED BALANCE SHEETS
                                     (In Thousands)


                                                                     December 31,
                                                               ------------------------
                                                                   1998         1997
                                                               -----------  -----------
Capitalization and Liabilities
------------------------------
Common Equity:  (Note 10)
   Common Stock, Par Value $2.50 per share:
      Authorized - 4,000,000 shares
      Outstanding - 2,339,139 shares                           $    5,848   $    5,848

   Other Paid-In Capital and Premium on  Common Stock             102,817      102,817
   Retained Earnings                                               54,275       56,120
                                                               -----------  -----------
          Total Common Equity                                     162,940      164,785
                                                               -----------  -----------
Preferred Stock and Securities:  (Note 4)
   Redeemable Cumulative Preferred  -  Par Value $100
    per share,
   Authorized 46,404 and 47,304 shares, respectively
   Outstanding:
      Series A, 4.70% -  2,100 and  3,000 shares.                     210          300
      Series B, 8.00% - 19,242 shares.                              1,924        1,924
   Company-Guaranteed Mandatorily Redeemable
    Preferred Securities of Subsidiary Trust
    Par Value $25 per share,  1,400,000 shares
    Authorized and Outstanding                                     35,000       35,000
                                                               -----------  -----------
          Total Preferred Stock and Securities                     37,134       37,224
                                                               -----------  -----------
Long-Term Debt (Notes 7 & 8)                                      194,710      175,860
                                                               -----------  -----------
          Total Capitalization                                    394,784      377,869
                                                               -----------  -----------
Current Liabilities:
   Notes Payable  (Note 9)                                         97,000       45,900
   Current Maturities of Long-Term Debt (Note 7)                    8,876        8,876
   Accounts Payable (Note 3)                                       40,823       45,581
   Customer Deposits                                                5,576        5,871
   Environmental Remediation Costs (Notes 2 & 12)                   8,752       14,373
   Taxes Accrued (Note 2)                                           1,387          980
   Interest Accrued and Other Current Liabilities                   7,260        6,751
                                                               -----------  -----------
          Total Current Liabilities                               169,674      128,332
                                                               -----------  -----------
Deferred Credits and Other Non-Current Liabilities:
   Deferred Income Taxes - Net (Notes 5 & 6)                       87,358       81,847
   Investment Tax Credits (Note 6)                                  5,239        5,632
   Pension and Other Postretirement Benefits (Note 11)             13,297       10,798
   Environmental Remediation Costs (Note 12)                       44,187       38,027
   Other                                                            5,597        6,608
                                                               -----------  -----------
            Total Deferred Credits and Other Non-Current
             Liabilities                                          155,678      142,912
                                                               -----------  -----------
Commitments and Contingencies (Note 12)

               Total Capitalization and Liabilities            $  720,136   $  649,113
                                                               ===========  ===========

The accompanying footnotes are an integral part of the financial statements.

                                      SJG-22


                      SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

              STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                        (In Thousands Except for Share Data)

                                                       Year Ended December 31,
                                                 ----------------------------------
                                                    1998        1997        1996
                                                 ----------  ----------  ----------
Operating Revenues:
   Utility (Notes 1, 2 & 3)                      $ 297,431   $ 324,766   $ 327,317
   Other                                             1,639       2,782       3,018
                                                 ----------  ----------  ----------
      Total Operating Revenues                     299,070     327,548     330,335
                                                 ----------  ----------  ----------
Operating Expenses:
   Gas Purchased for Resale                        174,822     181,166     186,141
   Utility Operations                               40,488      41,265      38,413
   Other Operations                                  1,781       1,794       2,240
   Maintenance                                       5,282       5,482       5,405
   Depreciation (Note 1)                            17,120      15,962      14,839
   Income Taxes (Notes 1, 5 & 6)                    12,256      11,559      10,627
   Other Taxes (Notes 1 & 5)                        10,343      30,324      33,821
                                                 ----------  ----------  ----------
      Total Operating Expenses                     262,092     287,552     291,486
                                                 ----------  ----------  ----------
Operating Income                                    36,978      39,996      38,849

Interest Charges
   Long-Term Debt                                   15,218      15,165      13,636
   Short-Term Debt                                   3,437       2,416       4,821
   Other                                               412         415       1,003
                                                 ----------  ----------  ----------
      Total Interest Charges                        19,067      17,996      19,460

Income Before Preferred Dividend
  Requirements                                      17,911      22,000      19,389
Preferred Stock Dividend Requirements                  166         170         174
Preferred Securities Dividend Requirements           2,923       1,932           -
                                                 ----------  ----------  ----------
Net Income Applicable to Common Stock               14,822      19,898      19,215
Retained Earnings at Beginning of Year              56,120      51,522      47,364
                                                 ----------  ----------  ----------
                                                    70,942      71,420      66,579
Dividends Declared - Common Stock                   16,667      15,300      15,057
                                                 ----------  ----------  ----------
Retained Earnings at End of Year (Note 10)       $  54,275   $  56,120   $ 51,522
                                                 ========== ========== ==========
Average Shares of Common Stock Outstanding           2,339       2,339       2,339

Earnings Per Common Share                        $    6.34   $    8.51   $    8.21
                                                 ==========  ==========  ==========
Dividends Declared Per Common Share              $    7.13   $    6.54   $    6.44
                                                 ==========  ==========  ==========


The accompanying footnotes are an integral part of the financial statements.

                                      SJG-23


                            SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                             STATEMENTS OF CONSOLIDATED CASH FLOWS
                                        (In Thousands)

                                                                Year Ended December 31,
                                                         -------------------------------------
                                                            1998         1997         1996
                                                         -----------  -----------  -----------
Cash Flows from Operating Activities:
  Net Income Applicable to Common Stock                  $   14,822   $   19,898   $   19,215

  Adjustments to Reconcile Net Income to Cash Flows
   Provided by Operating Activities:
    Depreciation and Amortization                            19,014       17,867       17,540
    Provision for Losses on Accounts Receivable               1,385        1,371        1,615
    Revenues and Fuel Costs Deferred - Net                   (4,183)      (3,270)      (7,719)
    Deferred and Non-Current Income Taxes and
     Credits - Net                                            6,416        6,098        9,987
    Environmental Remediation Costs - Net                    (4,111)      (5,475)      (3,793)
    Changes in:
      Accounts Receivable                                    (1,774)         606        2,940
      Inventories                                            (3,284)      (1,693)      (8,088)
      Prepayments and Other Current Assets                       23          (99)         450
      Prepaid and Accrued Taxes - Net                       (11,623)       1,928          157
      Accounts Payable and Other Accrued Liabilities         (4,545)       1,733        7,875
    Other - Net                                                (282)         824          871
                                                         -----------  -----------  -----------
        Net Cash Provided by Operating Activities            11,858       39,788       41,050
                                                         -----------  -----------  -----------
Cash Flows from Investing Activities:
  Purchase of Available-for-Sale Securities                    (886)           -            -
  Capital Expenditures, Cost of Removal and Salvage         (65,824)     (49,462)     (40,371)
                                                         -----------  -----------  -----------
Net Cash Used in Investing Activities                       (66,710)     (49,462)     (40,371)
                                                         -----------  -----------  -----------
Cash Flows from Financing Activities:
  Net Borrowing from (Repayments of) Lines of Credit         51,100      (62,400)      32,000
  Proceeds from Issuance of Long-Term Debt                   30,000       35,000            -
  Principal Repayments of Long-Term Debt                    (11,150)      (6,603)     (12,256)
  Dividends on Common Stock                                 (16,667)     (15,300)     (15,057)
  Proceeds from Issuance of Preferred Securities                  -       35,000            -
  Repurchase of Preferred Stock                                 (90)         (90)         (90)
  Payments for Issuance of Long-Term Debt and Preferred
   Securities                                                  (557)      (2,429)           -
  Additional Investment by Shareholder                            -       25,623            -
                                                         -----------  -----------  -----------
        Net Cash Provided by Financing Activities            52,636        8,801        4,597
                                                         -----------  -----------  -----------
Net (Decrease)Increase in Cash and Cash Equivalents          (2,216)        (873)       5,276
Cash and Cash Equivalents at Beginning of Year                6,596        7,469        2,193
                                                         -----------  -----------  -----------
Cash and Cash Equivalents at End of Year                 $    4,380   $    6,596   $    7,469
                                                         ===========  ===========  ===========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest (Net of Amounts Applicable to LGAC
     Overcollections and Amounts Capitalized)            $   21,614   $   18,268   $   19,985
    Income Taxes (Net of Refunds)                        $   12,037   $    4,382   $    1,733



The accompanying footnotes are an integral part of the financial statements.

                                    SJG-24


                            SOUTH JERSEY GAS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The Entity - The consolidated financial statements present the accounts of South Jersey Gas Company (the Company or SJG) and its wholly owned statutory trust subsidiary, SJG Capital Trust. South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of SJG. Certain reclassifications have been made of previously reported amounts to conform with classifications used in the current year.

     Estimates and Assumptions - Our financial statements are prepared to conform with generally accepted accounting principles. Management makes estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Therefore, actual results could differ from those estimates.

     Regulation - SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). We maintain our accounts according to the BPU's prescribed Uniform System of Accounts (See Note 2).

     Utility Revenues - SJG bills customers monthly. For customers not billed at the end of each month, an accrual is made to recognize unbilled revenues from the date of the last bill to the end of the month.

     The BPU allows SJG to recover the excess cost of gas sold over the cost included in base rates through the Levelized Gas Adjustment Clause (LGAC). We collect these costs on a forecasted basis upon BPU order. SJG defers under- or over-recoveries of gas costs and includes them in the following year's LGAC. We pay interest on overcollected LGAC balances based on SJG's return on rate base determined in base rate proceedings.

     SJG's tariff also includes a Temperature Adjustment Clause (TAC), a Remediation Adjustment Clause (RAC) and a Demand Side Management Clause (DSMC). Our TAC reduces the impact of temperature fluctuations on SJG and its customers. The RAC recovers remediation costs of former gas manufacturing plants and the DSMC recovers costs associated with our conservation plan. TAC adjustments affect revenue, income and cash flows since colder-than-normal weather can generate credits to customers, while warmer-than-normal weather during the winter season can result in additional billings. RAC adjustments do not directly affect earnings because we defer and recover these costs through rates over 7-year amortization periods (See Note 12). DSMC adjustments are not significant and do not affect earnings.

     Property, Plant & Equipment - For regulatory purposes, utility plant is stated at original cost. The cost of adding, replacing and renewing property is charged to the appropriate plant account.

                                     SJG-25


                                                1998           1997
                                              --------       --------
     Utility Plant:

     Production Plant                         $    967       $    971
     Storage Plant                               8,467          8,210
     Transmission Plant                         88,135         66,726
     Distribution Plant                        553,227        516,718
     General Plant                              25,417         22,914
     Intangible Plant                              267            267
                                              --------       --------
           Utility Plant in Service            676,480        615,806

     Construction Work in Progress               2,195          2,361
     Gas Stored - Base Gas                       1,322          1,322
                                              --------       --------
           Total Utility Plant                $679,997       $619,489
                                              ========       ========


     Depreciation and Amortization - We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.8% in 1998, 1997 and 1996. Except for extraordinary retirements, accumulated depreciation is charged with the cost of depreciable utility property retired, and removal costs less salvage. The gas plant acquisition adjustment is amortized on a straight-line basis over 40 years.
The unamortized balance of $1.9 million at December 31, 1998, is not included in rate base.

     New Accounting Pronouncements - SJG adopted Financial Accounting Standards Board (FASB) Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in 1996. It requires the review of long-lived assets for impairment whenever events or changes in circumstances indicate that we may not recover the carrying amount of an asset.

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which became effective in 1998. This statement establishes standards for reporting selected information about operating segments in the Company's interim and annual financial statements. Adopting this statement did not significantly change the presentation of SJG's financial information. We adopted FASB No. 131 effective January 1, 1998.

     In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," to standardize and simplify disclosure requirements about employers' retirement benefit plans. SJG adopted this statement January 1, 1998 (See Note 11).

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for our fiscal year ending December 31, 2000. This statement establishes accounting and reporting standards for derivative instruments, including those embedded in other contracts, and for hedging activities. It requires recognizing derivatives as assets or liabilities at fair value on the balance sheet. We are currently evaluating the effects of FASB No. 133 on the Company's financial condition and results of operations, which will vary based on our use of derivative instruments at the time of adoption.

     Income and Other Taxes - Deferred Income Taxes are provided for all significant temporary differences between book and taxable income (See Notes 5 &
6).

                                     SJG-26

     New Jersey adopted legislation reforming energy taxation in 1997. The law eliminated the Gross Receipts & Franchise Tax (GRAFT) of approximately 13% of utility revenue, replacing it with a combination of taxes. Beginning January 1, 1998, retail sales and transportation of natural gas, electricity and utility services are subject to the 6% State Sales and Use Tax (SUT). Gas and electric utilities are also subject to the 9% State Corporation Business Tax (CBT). To bridge the revenue gap the law created, the State imposed a Transitional Energy Facilities Assessment (TEFA) on gas volumes sold and transported. The TEFA will be phased out over 5 years beginning January 1, 1999. The revised tax policy is expected to eliminate tax differences between utility and non-utility suppliers, providing fair competition and lower energy costs for consumers. The legislation required SJG to prepay taxes which, primarily due to warmer weather, did not materialize as expense during 1998. SJG will utilize the balance of these prepayments in 1999. Additionally, the SUT is not included in reported utility revenues or tax expense, as GRAFT was previously. Therefore, there are equal reductions in these line items on the statements of consolidated income (See Notes 2 & 5).

     Statements of Cash Flows - For purposes of reporting cash flows, highly liquid investments with original maturities of 3 months or less are considered cash equivalents.

2.   RECENT REGULATORY ACTIONS:

     In July 1996, 1997 and 1998, SJG filed with the BPU to recover increased remediation costs expended from August 1995 through July 1998 totaling $4.5 million. The BPU approved the 1996-1997 RAC filing in October 1998. We updated the 1997-1998 RAC filing and included the results in the 1998-1999 RAC filing. We updated the 1998-1999 RAC filing in December 1998 requesting a $5.0 million increase. Both filings are still pending at the BPU.

     In September 1996, SJG made its annual LGAC and TAC filings with the BPU proposing a decrease to the LGAC of $1.4 million and a credit resulting from the TAC of $2.5 million. We rolled the updated 1996-1997 LGAC year results into the 1997-1998 LGAC filed with the BPU in September 1997. The TAC credit resulted from significantly colder weather during the TAC period from October 1, 1995 through May 31, 1996. The BPU approved the revenue reduction for the TAC credit in January 1997. We credited customers bills in 1997, and the earnings impact was reflected in 1996.

     In January 1997, the BPU granted SJG a total rate increase of $10.3 million. The $6.0 million base rate portion of the increase was based on a 9.62% rate of return on rate base, which included an 11.25% return on common equity. The majority of this increase comes from residential and small commercial customers. Part of the increase is recovered from service fees which charge specific customers for costs they cause SJG to incur.
Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation (Sharing Formula) increased from $4.0 million to $5.0 million. Later in 1997, the $5.0 million threshold increased by $500,000 - the annual revenue requirement associated with completing a specific pipeline interconnection. At the end of 1998, the threshold increased by $2.0 million, with the completion of major construction projects. SJG keeps 100% of pre-tax margins up to the threshold level and 20% of such margins above that level. In October 1998, the BPU approved a revision to the Sharing Formula as part of an agreement to modify SJG's TAC. The revision credits the first $750,000 above the current threshold level to the LGAC customers. Thereafter, SJG keeps 20% of the pre-tax margins as it has historically.

     As part of the tariff changes approved in the rate case, SJG began its pilot program in April 1997, giving residential customers a choice of gas supplier. During the initial enrollment period, which ended June in 1997, nearly 13,000 residential customers applied for this service. SJG began transporting gas for these customers in August 1997. In June 1998, the BPU expanded the number of potential participants to 25,000. There were 17,310 participants as of December 31, 1998. Participants' bills are reduced for cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in gas costs and taxes under SJG's BPU-approved fuel clause. While the program reduces utility revenues, it does

                                     SJG-27

not affect the SJG's net income, financial condition or margins. We also expanded the choices available to commercial and industrial customers, including a new transportation tariff providing savings to qualified customers.

     In May 1997, SJG filed to recover additional postretirement benefit costs of approximately $1.3 million annually. This recovery was approved in December 1997 and began January 1998.

     In September 1997, SJG filed with the BPU to adjust rates by replacing the GRAFT with the SUT, CBT and TEFA (See Notes 1 & 5). The new rates were effective January 1, 1998.

     In September 1997 and 1998, SJG filed its annual LGAC, TAC and DSMC with the BPU. The LGAC and DSMC cover the period November 1 through October 31 of each year. The TAC period runs from October 1 through May 31. In the 1997-1998 filing, SJG requested a $4.7 million increase in the annual LGAC recovery which includes the 1996-1997 LGAC year. The 1997-1998 LGAC year ended in October 1998 and we rolled the results of that year into the 1998-1999 LGAC filing. The 1998-1999 LGAC filing requested a decrease in rates of $414,000 and resolution of prior filings. All filings are still pending at the BPU. We believe the ultimate settlement of these filings will not adversely affect SJG's financial position, results of operations or liquidity.

     In March 1998, the BPU approved new appliance service rates. The new rates are competitive with those of other service providers in New Jersey and are designed to increase earnings and cash flows. In April 1998, the BPU also authorized SJG to offer new appliance service contract plans and to service electric air conditioners.

     In June 1998, SJG filed a petition with the BPU requesting a change to the TAC. The request was granted in October 1998. As a result, SJG will experience reduced fluctuations in income when weather is warmer or colder than normal.

3.   RELATED PARTY TRANSACTIONS:

     SJG had contracted with R & T Group, Inc. (R&T), a wholly owned subsidiary of SJI, for general utility construction and environmental remediation services costing approximately $ -0-, $1,895,500, and $7,257,800 for the years ended December 31, 1998, 1997 and 1996, respectively. SJI discontinued the operations and sold the assets of R&T during the first half of 1997.

     SJG sells natural gas for resale to South Jersey Energy Company (SJE), SJI's wholly owned subsidiary. These sales comply with Section 284.402 of the Regulations of the Federal Energy Regulatory Commission (FERC). Sales to SJE were approximately $970,200, $48,200, and $339,700 for the years ended December 31, 1998, 1997 and 1996, respectively. The amount due from SJE relating to these sales was $354,900 and $6,000 at December 31, 1998 and 1997, respectively.

4.   PREFERRED STOCK AND SECURITIES:

     Redeemable Cumulative Preferred Stock - Annually, SJG is required to offer to purchase 900 and 1,500 shares of its Cumulative Preferred Stock, Series A and Series B, respectively, at par value, plus accrued dividends.

     If preferred stock dividends are in arrears, SJG may not declare or pay dividends or make distributions on its Common Stock. Preferred Shareholders may elect a majority of SJG's directors if four or more quarterly dividends are in arrears.

     Mandatorily Redeemable Preferred Securities - In May 1997, SJG's statutory trust subsidiary, SJG Capital Trust (Trust), sold $35.0 million of 8.35% SJG-guaranteed Mandatorily Redeemable Preferred Securities. The Trust's only assets

                                     SJG-28

are the 8.35% Deferrable Interest Subordinated Debentures issued by SJG maturing April, 2037. This is also the maturity date of the Preferred Securities. The Debentures and Preferred Securities are redeemable at SJG's option at a price equal to 100% of the principal amount at any time on or after April 30, 2002.

5.   INCOME AND OTHER TAXES:

     SJG is included in the consolidated Federal Income tax return filed by SJI. The actual taxes, including credits, are allocated by SJI to its subsidiaries generally on a separate return basis. Total income taxes applicable to operations differs from the tax that would have resulted by applying the statutory Federal Income Tax rate to pre-tax income for the following reasons (in thousands):


                                                 1998        1997        1996
                                                -------     -------     -------

     Tax at Statutory Rate                      $ 8,441     $11,069     $10,506
     Increase (Decrease) Resulting from:
       State Income Taxes                         3,126           -           -
       Amortization of Investment
        Tax Credits (ITC)                          (393)       (393)       (392)
       Tax Depreciation Under Book
        Depreciation on Utility Plant               664         664         664
       Other - Net                                  418         219        (151)
                                                -------     -------     -------
     Net Income Taxes                           $12,256     $11,559     $10,627
                                                =======     =======     =======

     The provision for Income Taxes is comprised of the following (in thousands):


                                                 1998        1997        1996
                                                -------     -------     -------

     Current:
       Federal                                  $ 3,637     $ 5,461     $   640
       State                                      2,204           -           -
                                                -------     -------     -------
            Total Current                         5,841       5,461         640
                                                -------     -------     -------
     Deferred:
       Federal -
         Excess of Tax Depreciation Over
          Book Depreciation - Net                 5,305       4,496       4,608
         Deferred Fuel Costs                      1,397         349       3,340
         Environmental Remediation
          Costs - Net                             1,962       2,017       1,214
         Amortization of Gross Receipts
          Taxes                                    (155)       (140)       (140)
         Alternative Minimum Tax                 (2,622)          -       1,929
         Other - Net                                (19)       (231)       (572)
       State                                        940           -           -
                                                -------     -------     -------
             Total Deferred                       6,808       6,491      10,379

     ITC                                           (393)       (393)       (392)
                                                -------     -------     -------
             Net Income Taxes                   $12,256     $11,559     $10,627
                                                -------     -------     -------


     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of SJG's net deferred tax liability at December 31 are (in thousands):

                                     SJG-29


                                                              1998        1997
                                                            --------    --------


          Deferred Tax Liabilities:
          Tax Depreciation Over Book Depreciation           $ 66,865    $ 62,879
          Between Book and Tax Basis of Property               5,952       5,579
          Deferred Fuel Costs                                  6,835       5,078
          Deferred Regulatory Costs                              727         996
          Environmental Remediation Costs                     10,062       7,463
          Excess Protected                                     3,420       3,485
          Gross Receipts Taxes                                 1,214       1,424
          Other                                                  710         901
                                                            --------    --------
             Total Deferred Tax Liabilities                   95,785      87,805
                                                            --------    --------
     Deferred Tax Assets:
          Alternative Minimum Tax                              3,465         843
          ITC Basis Gross Up                                   2,802       3,004
          Other                                                2,160       2,111
                                                            --------    --------
             Total Deferred Tax Assets                         8,427       5,958
                                                            --------    --------
             Net Deferred Tax Liability                     $ 87,358    $ 81,847
                                                            ========    ========


     As of December 31, 1998 and 1997, income taxes due from(to) SJI were approximately $3,359,400 and $(514,000), respectively.

     The significant components of Other Taxes are (in thousands):


                                                 1998        1997        1996
                                                -------     -------     -------

     TEFA                                       $ 7,378     $     -     $     -
     GRAFT                                          123      27,361      30,917
     Other                                        2,842       2,963       2,904
                                                -------     -------     -------
             Total Other Taxes                  $10,343     $30,324     $33,821
                                                =======     =======     =======


     During 1998, SJG recorded an additional $12.0 million for SUT on utility services through its consolidated balance sheet. As an agent for the collection of SUT, we exclude these amounts from reported revenues and tax expense (See
Note 1).

6.   REGULATORY ASSETS AND DEFERRED CREDITS - FEDERAL AND OTHER TAXES:

     The primary asset created by adopting FASB Statement No. 109, "Accounting for Income Taxes," was Income Taxes - Flowthrough Depreciation in the amount of $17.6 million as of January 1, 1993. This amount represented excess federal tax depreciation over book depreciation on utility plant because of temporary differences for which, prior to FASB No. 109, deferred taxes previously were not provided. SJG previously flowed these tax benefits through in rates. SJG is recovering the amortization of the regulatory asset through rates over 18 years which began in December 1994.

     The ITC attributable to SJG was deferred and continues to be amortized at the annual rate of 3%, which approximates the life of related assets.

     SJG deferred $11.8 million resulting from a change in the basis for accruing GRAFT in 1978, and is amortizing it on a straight-line basis to operations over 30 years beginning that same year.

                                     SJG-30

7.   LONG-TERM DEBT: (A)

                                                Principal Outstanding
                                                     December 31,
                                                    (In Thousands)
                                                  1998         1997
                                                --------     --------
     First Mortgage Bonds: (B)
       8.19%    Series due 2007                 $ 20,454     $ 22,727
       10 1/4%  Series due 2008                   20,454       25,000
       9%       Series due 2010                   26,250       28,438
       6.12%    Series due 2010 (C)               10,000            -
       6.95%    Series due 2013                   35,000       35,000
       7.125%   Series due 2018 (C)               20,000            -
       7.7%     Series due 2027                   35,000       35,000
     Unsecured Notes:
       Term Note, 8.47% due 2001 (D)               6,428        8,571
       Debenture Notes, 8.6% due 2010             30,000       30,000

     Total Long-Term Debt Outstanding            203,586      184,736

     Less Current Maturities                       8,876        8,876

     Long-Term Debt                             $194,710     $175,860


     (A) Long-Term Debt Maturities and Sinking Fund Requirements for the succeeding five years are as follows: 1999, $8,876,357; 2000, $8,876,357; 2001, $11,876,358; 2002, $9,733,573; and 2003,
          $12,883,500.

     (B) SJG's First Mortgage dated October 1, 1947, as supplemented, securing the First Mortgage Bonds constitutes a direct first mortgage lien on substantially all utility plant. The First Mortgage Bonds also require an annual replacement fund, which may be met by the deposit of cash funds with the Trustee or by using bondable property additions at 166.6% of cash requirements. SJG expects to continue to satisfy this requirement with property additions in each of the next five years.

     (C) On October 21, 1998, SJG issued $30.0 million of debt under a Medium Term Note Program established October 5, 1998. Under this program, $10.0 million of the notes were issued at 6.12%, maturing in 2010, and $20.0 million of notes were issued at 7.125%, maturing in 2018. A total of $100.0 million is authorized to be issued under this program through December 2001.

     (D) An additional $5.0 million revolving credit facility was available under the terms of this agreement which expired December 31, 1997.


8.   FINANCIAL INSTRUMENTS:

     Long-Term Debt - The fair values of SJG's long-term debt, including current maturities, as of December 31, 1998 and 1997, are estimated to be $227.0 million and $205.2 million, respectively. Carrying amounts are $203.6 million and $184.7 million, respectively. The estimates are based on the interest rates available to SJG at the end of each year for debt with similar terms and maturities. SJG retires debt when it is cost effective as permitted by the debt agreements.

     Other Financial Instruments - The carrying amounts of SJG's other financial instruments approximate their fair values at December 31, 1998 and 1997.

                                     SJG-31

9.   UNUSED LINES OF CREDIT AND COMPENSATING BALANCES:

     Unused lines of credit available at December 31, 1998, were approximately $23.0 million. Borrowings under these lines of credit are at market rates. The weighted borrowing cost, which changes daily, was approximately 5.81% and 6.06% at December 31, 1998 and 1997, respectively. Demand deposits are maintained with lending banks on an informal basis and do not constitute compensating balances.

10.  RETAINED EARNINGS:

     Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on SJG's common stock. SJG's retained earnings, which is free of these restrictions, was approximately $52.4 million as of December 31, 1998.

11.  PENSIONS & OTHER POSTRETIREMENT BENEFITS:

     The following reflects the new disclosure requirements of FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits."

     SJG participates in the defined benefit retirement plans of SJI. The pension plans provide annuity payments to substantially all full-time, regular employees upon retirement. The other postretirement benefit plans provide health care and life insurance benefits to some retired employees.

     The BPU authorized SJG to recover costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Amounts accrued prior to that authorization were deferred and are being amortized as allowed by the BPU. The unamortized balance amounting to $5.5 million at December 31, 1998 is recoverable in rates. We are amortizing the major portion of this amount over 15 years which started January 1998.

     Net periodic benefit cost related to the pension and other postretirement benefit insurance plans, consisted of the following components (in thousands):


                               Pension Benefits            Other Benefits
                            1998     1997     1996     1998     1997     1996
                           ------   ------   ------   ------   ------   ------

Service cost               $1,850   $1,858   $1,589   $  882   $  963   $  883
Interest cost               3,814    3,598    2,839    1,457    1,540    1,381
Expected return on
 plan assets               (3,742)  (3,171)  (2,574)    (417)    (272)    (164)
Amortization of
 transition obligation         87       87       87      779      779      779
Amortization of loss
 (gain) and other             258      292      163       (9)       -        -
                           ------   ------   ------   ------   ------   ------

Net periodic benefit cost  $2,267   $2,664   $2,104   $2,692   $3,010   $2,879
                           ======   ======   ======   ======   ======   ======


     A reconciliation of the Plans' benefit obligations, fair value of plan assets, funded status and amounts recognized in SJG's consolidated balance sheets follows (in thousands):

                                     SJG-32


                                        Pension Benefits      Other Benefits
                                        1998       1997       1998       1997
                                      --------   --------   --------   --------

Change in Benefit Obligation:
Benefit obligation at beginning of
 year                                 $ 50,210   $ 45,001   $ 23,428   $ 20,902
  Service cost                           1,850      1,678        882        963
  Interest cost                          3,814      3,204      1,457      1,539
  Plan amendments                            -      1,373          -          -
  Actuarial loss (gain) and other        5,495      1,020     (1,645)       871
  Benefits paid                         (2,038)    (2,066)      (485)      (847)
                                      --------   --------   --------   --------
Benefit obligation at end of year     $ 59,331   $ 50,210   $ 23,637   $ 23,428
                                      ========   ========   ========   ========

Change in Plan Assets:
Fair value of plan assets at
 beginning of year                    $ 41,993   $ 36,326   $  4,403   $  2,835
  Actual return on plan assets           2,466      5,558        568        448
  Employer contributions                 1,516      2,175      2,486      1,967
  Benefits paid                         (2,038)    (2,066)      (485)      (847)
                                      --------   --------   --------   --------
Fair value of plan assets at end
 of year                              $ 43,937   $ 41,993   $  6,972   $  4,403
                                      ========   ========   ========   ========

Funded status                         $(15,394)  $ (8,218)  $(16,665)  $(19,025)
  Unrecognized prior service cost        2,552      2,777          -          -
  Unrecognized net transition
   obligation                              435        523     10,912     11,691
  Unrecognized net loss (gain) and
   other                                 9,240      2,502     (1,017)       770
                                      --------   --------   --------   --------
Accrued net benefit cost at end of
 year                                 $ (3,167)  $ (2,416)  $ (6,770)  $ (6,564)
                                      ========   ========   ========   ========


     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets as of December 31, 1998, were $35.2 million, $28.4 million, and $26.2 million, respectively. As of December 31, 1997, the accumulated benefit obligations did not exceed plan assets.

     Assumptions used in the accounting for these plans were as follows (in thousands):


                                        Pension Benefits      Other Benefits
                                        1998       1997       1998       1997
                                      --------   --------   --------   --------

Discount rate                             6.75       7.25       6.75       7.25
Expected return on plan assets            9.00       8.50       9.00       8.50
Rate of compensation increase             4.10       4.10          -          -


     The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation as of December 31, 1998, are: Medical and Drug
- 6.25% in 1998 for participants age 65 or older, grading to 5.5% in 2001, and 8.0% in 1998 for participants under age 65, grading to 5.5% in 2005. Dental - 7.25% in 1998, grading to 5.5% in 2005.

        A 1% change in the assumed health care cost trend rates for SJG's postretirement health care plans in 1998 would have the following effects (in thousands):

                                     SJG-33

                                                   1% Increase     1% Decrease
                                                   -----------     -----------

Effect on the aggregate of the service
 and interest cost components                         $  389         $  (334)

Effect on the postretirement benefit obligation       $3,453         $(2,801)


12.  COMMITMENTS AND CONTINGENCIES:

     Construction Commitments - The estimated cost of construction and environmental remediation programs of SJG for 1999 totals $52.2 million. Commitments were made regarding these programs.

     Gas Supply Contracts - SJG, in the normal course of conducting business, has entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest that any of these contracts expires is 2000. The transportation and storage service agreements between SJG and its interstate pipeline suppliers were made under Federal Energy Regulatory Commission approved tariffs. SJG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $4.8 million per month, recovered on a current basis through the LGAC.

     Pending Litigation - SJG is subject to claims arising in the ordinary course of business and other legal proceedings. We set up reserves when these claims become apparent. We also maintain insurance and record probable insurance recoveries relating to outstanding claims.

     In 1996, a group of Atlantic City casinos filed a petition with the BPU alleging overcharges of over $10.0 million, including interest. We reached a settlement under which SJG will make no payments. The casinos issued general releases to SJG and withdrew the petition in September 1998. In return, SJG filed with the BPU to amend an existing rate schedule providing the casinos with limited firm service which will better meet their needs.

     Environmental Remediation Costs - SJG incurred and recorded costs for environmental clean up of sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas over 35 years ago.

     Since the early 1980s, SJG recorded environmental remediation costs of $98.6 million, of which $45.7 million was spent as of December 31, 1998. With the assistance of an outside consulting firm, we estimate that future costs to clean up SJG's sites will range from $52.9 million to $160.3 million. We recorded the lower end of this range as a liability. It is reflected on the 1998 consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities (See Note 1). SJG did not adjust the accrued liability for future insurance recoveries, which management is pursuing. SJG received $4.2 million of insurance recoveries as of December 31, 1998. We used these proceeds to offset related legal fees and to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

     SJG has two regulatory assets associated with environmental cost. The first regulatory asset is titled Environmental Remediation Cost: Expended - Net. These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." The BPU allowed SJG to recover expenditures through July 1996 and petitions to recover costs through July 1998 are pending (See Note 2).

     The other regulatory asset titled Environmental Remediation Cost: Liability for Future Expenditures relates to estimated future expenditures determined under the guidance of FASB Statement No. 5, "Accounting for Contingencies."

                                     SJG-34

This amount, which relates to former manufactured gas plant sites, was recorded as a deferred debit with the corresponding amount reflected on the consolidating balance sheet under the captions, Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The deferred debit is a regulatory asset under FASB No. 71. The BPU's intent, evidenced by current practice, is to allow SJG to recover the deferred costs after they are spent.

     SJG files with the BPU to recover these costs in rates through its RAC. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of December 31, 1998, SJG's unamortized remediation costs of $25.2 million are reflected on the consolidated balance sheet under the caption Regulatory and Other Non-Current Assets. Since BPU approval of the RAC in 1992, SJG recovered $16.3 million through rates as of December 31, 1998 (See Note 2).


                                     SJG-35

13.  QUARTERLY RESULTS OF OPERATIONS - UNAUDITED:

     The summarized quarterly results of SJG's operations, in thousands except for per share amounts:


                                          1998 Quarter Ended                      1997 Quarter Ended
                               --------------------------------------- ---------------------------------------
                                March 31  June 30   Sept. 30  Dec. 31   March 31  June 30   Sept. 30  Dec. 31
                               --------- --------- --------- --------- --------- --------- --------- ---------
Operating Revenues             $108,484  $ 52,257  $ 43,480  $ 94,849  $126,587  $ 58,343  $ 50,076  $ 92,542
                               --------- --------- --------- --------- --------- --------- --------- ---------
Operating Expenses:
 Operation and Maintenance
  Including Fixed Charges        81,335    50,850    47,341    79,034    89,862    51,818    51,939    70,046
 Income Taxes                     9,673      (225)   (2,329)    5,137     8,426       486    (1,799)    4,446
 Other Taxes                      3,883     1,996     1,575     2,889    13,132     5,277     3,149     8,766
                               --------- --------- --------- --------- --------- --------- --------- ---------
Income (Loss) before
 Preferred Dividend
 Requirements                    13,593      (364)   (3,107)    7,789    15,167       762    (3,213)    9,284

Preferred Dividend
 Requirements                       773       773       772       771        43       514       773       772
                               --------- --------- --------- --------- --------- --------- --------- ---------
Net Income (Loss) Applicable
 to Common Stock               $ 12,820  $ (1,137) $ (3,879) $  7,018  $ 15,124  $    248  $ (3,986) $  8,512
                               ========= ========= ========= ========= ========= ========= ========= =========
Earnings Per Common
 Share (Based on Average
  Shares Outstanding):(1)      $   5.48  $  (0.49) $  (1.66) $   3.00  $   6.47  $   0.11  $  (1.70) $   3.64
                               ========= ========= ========= ========= ========= ========= ========= =========
Average Shares Outstanding        2,339     2,339     2,339     2,339     2,339     2,339     2,339     2,339


(1) The sum of the quarters for 1998 and 1997 does not equal the year's total due to rounding.

NOTE:  Because of the seasonal nature of the business, statements for the 3 month periods are not indicative of the results for a full year.



            Item 9.  Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure

                                      None

                                     SJG-36


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


                                     SJG-37


                                     PART IV


    Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) Listed below are all financial statements and schedules filed as part of this report:

     1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte & Touche LLP, dated February 12, 1999. See Item 8.

     2 - Supplementary Financial Information

     Supplemental Schedules as of December 31, 1998, 1997 and 1996 and for the three years ended December 31, 1998, 1997, and 1996:

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

     3 - See Item 14(c)(13)

(b)     Reports on Form 8-K - None.

(c) List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K)


Exhibit
Number

(1)(a) Medium Term Note Distribution Agreement. Incorporated by reference from Exhibit (1)(a) of Form S-3 (333-62019)

(3)(a) Certificate of Incorporation of South Jersey Gas Company. Incorporated by reference from Exhibit (3)(a) of Form 10 filed March 7, 1997.

(3)(b) Bylaws of South Jersey Gas Company, as amended and restated through June 19, 1998 (filed herewith).

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

                                     SJG-38

Exhibit
Number

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

(4)(b)(xix) Twenty-First Supplemental Indenture dated as of March 1, 1997. Incorporated by reference from Exhibit (4)(b)(xviv) of Form 10-K of SJI for 1997 (1-6364).

(4)(b)(xx) Twenty-Second Supplemental Indenture dated as of October 1, 1998. Incorporated by reference from Exhibit (4)(b)(ix) of Form S-3 (333-62019).

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

                                     SJG-39

Exhibit
Number

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

(4)(e) Medium Term Note Indenture of Trust dated October 1, 1998. Incorporated by reference from Exhibit (4)(e) of Form S-3 (333-62019).

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

                                     SJG-40

Exhibit
Number

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

                                     SJG-41

Exhibit
Number

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

(10)(h)(ii) Form of Deferred Compensation Agreement between South Jersey Industries, Inc. and/or a subsidiary and seven of its officers. Incorporated by reference from Exhibit (10)(j)(a) of Form 10-K of SJI for 1980 (1-6364).

(10)(h)(iii) Schedule of Deferred Compensation Agreements. Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K of SJI for 1997 (1-6364).

(10)(h)(iv) Supplemental Executive Retirement Program, as amended and restated effective July 1, 1997, and Form of Agreement between certain South Jersey Industries, Inc. or subsidiary Company officers. Incorporated by reference from Exhibit (10)(l)(i) of Form 10-K of SJI for 1997 (1-6364).

(10)(h)(v) Form of Officer Employment Agreement between certain officers and either South Jersey Industries, Inc. or its subsidiaries. Incorporated by reference from Exhibit (10)(l)(d) of Form 10-K of SJI for 1994 (1-6364).

(10)(h)(vi) Schedule of Officer Employment Agreements. Incorporated by reference from Exhibit (10)(l)(e) of Form 10-K of SJI for 1998 (1-6364).

(10)(h)(vii) Officer Severance Benefit Program for all officers. Incorporated by reference from Exhibit (10)(l)(g) of Form 10-K of SJI for 1985 (1-6364).

                                     SJG-42

Exhibit
Number

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


                                     SJG-43


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SOUTH JERSEY GAS COMPANY


                               BY:     /s/ David A.  Kindlick
                                       David A.  Kindlick, Senior Vice President
                                       Finance & Rates

                                       Date:   March 29, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                          Title                         Date



/s/ Charles Biscieglia          President                         March 29, 1999
(Charles Biscieglia)



/s/ David A. Kindlick           Senior Vice President,            March 29, 1999
                                Finance & Rates
(David A. Kindlick)             (Principal Financial Officer)



/s/ William J. Smethurst, Jr.   Vice President and Treasurer      March 29, 1999
(William J. Smethurst, Jr.)     (Principal Accounting Officer)



/s/ George L. Baulig            Secretary                         March 29, 1999
(George L. Baulig)



/s/ Anthony G. Dickson          Director                          March 29, 1999
(Anthony G. Dickson)



/s/ Richard L. Dunham           Director                          March 29, 1999
(Richard L. Dunham)



                                     SJG-44


      Signature                          Title                         Date



/s/ Clarence D. McCormick       Director                          March 29, 1999
(Clarence D. McCormick)



/s/ Frederick R. Raring         Director                          March 29, 1999
(Federick R. Raring)



/s/ Shirli M. Vioni             Director                          March 29, 1999
(Shirli M. Vioni)




                                     SJG-45




                          INDEPENDENT AUDITORS' REPORT




South Jersey Gas Company:

     We have audited the consolidated financial statements of South Jersey Gas Company and its subsidiary as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 and have issued our report thereon dated February 12, 1999. Such financial statements and report are included in Item 8 of this report on Form 10K.





DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 12, 1999


                                     SJG-46




                                        SOUTH JERSEY GAS COMPANY
                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

           Col. A               Col. B       Col. C                           Col. D          Col. E
--------------------------------------------------------------------------------------------------------
                                                      Additions
                                          --------------------------------
                                               (1)             (2)
                              Balance at   Charged to      Charged to                       Balance at
                               Beginning    Costs and   Other Accounts -   Deductions -         End
       Classification          of Period    Expenses       Describe *       Describe **      of Period
--------------------------------------------------------------------------------------------------------
Provision for Uncollectible
Accounts for the Year Ended
December 31, 1998              $1,031,700   $1,384,852           $411,430     $1,796,282     $1,031,700


Provision for Uncollectible
Accounts for the Year Ended
December 31, 1997              $1,031,700   $1,371,080           $453,936     $1,825,016     $1,031,700


Provision for Uncollectible
Accounts for the Year Ended
December 31, 1996                $737,400   $1,615,490           $376,919     $1,698,109     $1,031,700



 *  Recoveries of accounts previously written off and minor adjustments.

**  Uncollectible accounts written off.

                                      SJG-47

South Jersey Gas Company
1 South Jersey Plaza
Folsom, NJ 08037
Form 10-K FYE 12/31/98
EXHIBIT INDEX


  Exhibit
  Number

(1)(a) Medium Term Note Distribution Agreement. Incorporated by reference from Exhibit (1)(a) of Form S-3 (333-62019).

(3)(a)  Certificate of Incorporation of South Jersey Gas Company.
Incorporated by reference from Exhibit (3)(a) of Form 10 filed March 7, 1997.

(3)(b) Bylaws of South Jersey Gas Company, as amended and restated through June 19, 1998 (filed herewith).

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

(4)(b)(xix) Twenty-First Supplemental Indenture dated as of March 1, 1997. Incorporated by reference from Exhibit (4)(b)(xviv) of Form 10-K of SJI for 1997 (1-6364).

(4)(b)(xx) Twenty-Second Supplemental Indenture dated as of October 1, 1998. Incorporated by reference from Exhibit (4)(b)(ix) of Form S-3 (333-62019).

(4)(c) Indenture dated as of January 31, 1995; 8.60% Debenture Notes due February 1, 2010. Incorporated by reference from Exhibit (4)(c) of Form 10-K of SJI for 1994 (1-6364).

                                    SJG-48

  Exhibit
  Number

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

(4)(e) Medium Term Note Indenture of Trust dated October 1, 1998. Incorporated by reference from Exhibit (4)(e) of Form S-3 (333-62019).

(9)     None

                                    SJG-49

  Exhibit
  Number

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

                                    SJG-50

  Exhibit
  Number

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

                                    SJG-51

  Exhibit
  Number

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

(10)(h)(ii) Form of Deferred Compensation Agreement between South Jersey Industries, Inc. and/or a subsidiary and seven of its officers. Incorporated by reference from Exhibit (10)(j)(a) of Form 10-K of SJI for 1980 (1-6364).

(10)(h)(iii) Schedule of Deferred Compensation Agreements. Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K of SJI for 1997 (1-6364).

(10)(h)(iv) Supplemental Executive Retirement Program, as amended and restated effective July 1, 1997, and Form of Agreement between certain South Jersey Industries, Inc. or subsidiary officers. Incorporated by reference from Exhibit (10)(l)(i) of Form 10-K of SJI for 1997 (1-6364).

(10)(h)(v)  Form of Officer Employment Agreement between certain officers and
either South Jersey Industries, Inc. or its subsidiaries.   Incorporated by
reference from Exhibit (10)(l)(d) of Form 10-K of SJI for 1994 (1-6364).

(10)(h)(vi) Schedule of Officer Employment Agreements. Incorporated by reference from Exhibit (10)(l)(e) of Form 10-K of SJI for 1998 (1-6364).

(10)(h)(vii)  Officer Severance Benefit Program for all officers.
Incorporated by reference from Exhibit (10)(l)(g) of Form 10-K of SJI for 1985 (1-6364).

                                    SJG-52

  Exhibit
  Number

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


                                    SJG-53