Form 10-Q
period 1999-03-31
SOUTH JERSEY GAS CO/NEW
filed 1999-05-17
CIK 1035216

Page 1 of 22

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For the Quarter Ended March 31, 1999     Commission File Number 1-12899


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

                             Yes  [X]      No  [ ]


As of May 7, 1999, there were 2,339,139 shares of the registrant's common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.


                            Exhibit Index on page 22


                                 - Cover Page -


                        PART I    FINANCIAL INFORMATION


            Item 1.  Financial Statements -- See Pages 3 through 10






                                     SJG-2

                SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

        CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
                (In Thousands Except for Per Share Data)

                                                  Three Months Ended
                                                       March 31,
                                                 ----------------------
                                                    1999        1998
                                                 ----------  ----------
Operating Revenues:
   Utility                                       $ 134,587   $ 108,163
   Other                                               495         322
                                                 ----------  ----------
      Total Operating Revenues                     135,082     108,485
                                                 ----------  ----------
Operating Expenses:
   Gas Purchased for Resale                         78,674      61,175
   Utility Operations                                9,160       9,591
   Other Operations                                    370         366
   Maintenance                                       1,282       1,592
   Depreciation                                      4,611       4,167
   Income Taxes                                     12,718       9,672
   Other Taxes                                       4,456       3,884
                                                 ----------  ----------
      Total Operating Expenses                     111,271      90,447
                                                 ----------  ----------
Operating Income                                    23,811      18,038

Interest Charges:
   Long-Term Debt                                    4,107       3,839
   Short-Term Debt and Other                           914         606
                                                 ----------  ----------
      Total Interest Charges                         5,021       4,445

Income Before Preferred Dividend Requirements       18,790      13,593
Preferred Stock Dividend Requirements                   41          42
Preferred Securities Dividend Requirements             731         731
                                                 ----------  ----------
Net Income Applicable to Common Stock            $  18,018   $  12,820
                                                 ==========  ==========
Average Shares of Common Stock Outstanding           2,339       2,339
                                                 ==========  ==========
Earnings Per Common Share                        $    7.70   $    5.48
                                                 ==========  ==========
Dividends Declared Per Common Share              $    1.73   $    1.64
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

                                     SJG-3

                                 SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (In Thousands)

                                                                         (Unaudited)
                                                                          March 31,         December 31,
                                                                  ------------------------- ------------
                                                                      1999         1998         1998
                                                                  ------------ ------------ ------------
Assets

Property, Plant and Equipment:
   Utility Plant, at original cost                                $   691,669  $   628,430  $   679,997
     Accumulated Depreciation                                        (183,041)    (170,483)    (179,605)
   Gas Plant Acquisition Adjustment - Net                               1,832        1,907        1,851
                                                                  ------------ ------------ ------------
          Property, Plant and Equipment - Net                         510,460      459,854      502,243
                                                                  ------------ ------------ ------------
Available-for-Sale Securities                                             886            -          886
                                                                  ------------ ------------ ------------
Current Assets:
   Cash and Cash Equivalents                                            1,552        6,032        3,751
   Accounts Receivable                                                 53,848       44,370       28,770
   Unbilled Revenues                                                   16,862       10,445       18,998
   Provision for Uncollectibles                                          (932)      (1,032)      (1,032)
   Natural Gas in Storage, average cost                                11,864       10,451       27,619
   Materials and Supplies, average cost                                 3,821        4,410        4,051
   Prepaid Taxes                                                            -            -       12,596
   Prepayments and Other Current Assets                                 2,060        2,166        2,267
                                                                  ------------ ------------ ------------
          Total Current Assets                                         89,075       76,842       97,020
                                                                  ------------ ------------ ------------
Accounts Receivable - Merchandise                                         903        1,522          990
                                                                  ------------ ------------ ------------
Regulatory and Other Non-Current Assets:
   Environmental Remediation Costs:
     Expended - Net                                                    18,824       20,939       25,152
     Liability for Future Expenditures                                 52,939       52,400       52,939
   Gross Receipts and Franchise Taxes                                   3,474        3,917        3,585
   Income Taxes - Flowthrough Depreciation                             12,264       13,754       13,021
   Deferred Fuel Cost - Net                                                 -            -        7,857
   Deferred Postretirement Benefit Costs                                5,365        5,988        5,522
   Other                                                                8,401        7,691       10,921
                                                                  ------------ ------------ ------------
          Total Regulatory and Other Non-Current Assets               101,267      104,689      118,997
                                                                  ------------ ------------ ------------
               Total Assets                                       $   702,591  $   642,907  $   720,136
                                                                  ============ ============ ============

The accompanying footnotes are an integral part of the financial statements.

                                     SJG-4



                                 SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (In Thousands)

                                                                         (Unaudited)
                                                                          March 31,         December 31,
                                                                  ------------------------- ------------
                                                                      1999         1998         1998
                                                                  ------------ ------------ ------------
Capitalization and Liabilities

Common Equity:
   Common Stock, Par Value $2.50 per share:
      Authorized - 4,000,000 shares
      Outstanding - 2,339,139 shares                              $     5,848  $     5,848  $     5,848
   Other Paid-In Capital and Premium on
    Common Stock                                                      102,817      102,817      102,817
   Retained Earnings                                                   68,243       65,115       54,275
                                                                  ------------ ------------ ------------
          Total Common Equity                                         176,908      173,780      162,940
                                                                  ------------ ------------ ------------
Preferred Stock and Securities:
   Redeemable Cumulative Preferred-Par Value $100 per share,
   Authorized 46,404 and 47,304 shares, respectively
   Outstanding:
      Series A, 4.70% -  2,100 and  3,000 shares.                         210          300          210
      Series B, 8.00% - 19,242 shares.                                  1,924        1,924        1,924
   Company-Guaranteed Mandatorily Redeemable
    Preferred Securities of Subsidiary Trust
    Par Value $25 per share,  1,400,000 shares
    Authorized and Outstanding                                         35,000       35,000       35,000
                                                                  ------------ ------------ ------------
          Total Preferred Stock and Securities                         37,134       37,224       37,134
                                                                  ------------ ------------ ------------
Long-Term Debt                                                        192,523      173,672      194,710
                                                                  ------------ ------------ ------------
          Total Capitalization                                        406,565      384,676      394,784
                                                                  ------------ ------------ ------------
Current Liabilities:
   Notes Payable                                                       59,000       32,100       97,000
   Current Maturities of Long-Term Debt                                 8,876        8,876        8,876
   Accounts Payable                                                    31,179       32,055       40,823
   Customer Deposits                                                    5,506        5,988        5,576
   Environmental Remediation Costs                                      8,752       14,373        8,752
   Taxes Accrued                                                       15,172       13,046        1,387
   Interest Accrued and Other Current Liabilities                       7,675        6,740        7,260
                                                                  ------------ ------------ ------------
          Total Current Liabilities                                   136,160      113,178      169,674
                                                                  ------------ ------------ ------------
Deferred Credits and Other Non-Current Liabilities:
   Deferred Income Taxes - Net                                         86,789       84,154       87,358
   Environmental Remediation Costs                                     44,187       38,027       44,187
   Pension and Other Postretirement Benefits                           13,767       10,661       13,297
   Investment Tax Credits                                               5,141        5,533        5,239
   Deferred Revenues - Net                                              4,650          981            -
   Other                                                                5,332        5,697        5,597
                                                                  ------------ ------------ ------------
            Total Deferred Credits and Other Non-Current
             Liabilities                                              159,866      145,053      155,678
                                                                  ------------ ------------ ------------
Commitments and Contingencies

               Total Capitalization and Liabilities               $   702,591  $   642,907  $   720,136
                                                                  ============ ============ ============

The accompanying footnotes are an integral part of the financial statements.

                                     SJG-5

                         SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

               CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                     (In Thousands)

                                                                 Three Months Ended
                                                                      March 31,
                                                             ---------------------------
                                                                 1999           1998
                                                             ------------   ------------
Cash Flows from Operating Activities:
  Net Income Applicable to Common Stock                      $    18,018    $    12,820

  Adjustments to Reconcile Net Income to Cash Flows
   Provided by Operating Activities:
    Depreciation and Amortization                                  5,001          4,639
    Provision for Losses on Accounts Receivable                       63            237
    Revenues and Fuel Costs Deferred - Net                        12,507          4,655
    Deferred and Non-Current Income Taxes and Credits - Net           97          2,302
    Environmental Remediation Costs - Net                          6,328            102
    Changes in:
      Accounts Receivable                                        (23,105)        (7,673)
      Inventories                                                 15,985         13,525
      Prepayments and Other Current Assets                           207            124
      Prepaid and Accrued Taxes - Net                             26,381         12,632
      Accounts Payable and Other Accrued Liabilities              (9,299)       (13,420)
    Other - Net                                                    2,899           (104)
                                                             ------------   ------------
        Net Cash Provided by Operating Activities                 55,082         29,839
                                                             ------------   ------------
Cash Flows from Investing Activities:
  Capital Expenditures, Cost of Removal and Salvage              (13,044)        (9,961)
                                                             ------------   ------------
        Net Cash Used in Investing Activities                    (13,044)        (9,961)
                                                             ------------   ------------
Cash Flows from Financing Activities:
  Net Repayments of Lines of Credit                              (38,000)       (13,800)
  Principal Repayments of Long-Term Debt                          (2,187)        (2,188)
  Dividends on Common Stock                                       (4,050)        (3,825)
                                                             ------------   ------------
        Net Cash Used in Financing Activities                    (44,237)       (19,813)
                                                             ------------   ------------
Net (Decrease)Increase in Cash and Cash Equivalents               (2,199)            65
Cash and Cash Equivalents at Beginning of Period                   3,751          5,967
                                                             ------------   ------------
Cash and Cash Equivalents at End of Period                   $     1,552    $     6,032
                                                             ============   ============


The accompanying footnotes are an integral part of the financial statements.

                                     SJG-6


        Notes to Condensed Consolidated Financial Statements (Unaudited)


Note 1.  Significant Accounting Practices:

     Consolidation - The consolidated financial statements include the accounts of South Jersey Gas Company (SJG) and its wholly-owned statutory trust subsidiary, SJG Capital Trust. South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of SJG. All significant intercompany accounts and transactions were eliminated. SJG reclassified some previously reported amounts to conform with current year classifications. In the company's opinion, the condensed consolidated financial statements reflect all adjustments needed to fairly present SJG's financial position and operating results at the dates and for the periods presented. SJG's businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year's operating results.

     Estimates and Assumptions - Our financial statements are prepared to conform with generally accepted accounting principles. Management makes estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Therefore, actual results could differ from those estimates.

     New Accounting Pronouncement - In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for our fiscal year ending December 31, 2000. This statement establishes accounting and reporting standards for derivative instruments, including those embedded in other contracts, and for hedging activities.
It requires recognizing derivatives as assets or liabilities at fair value on the balance sheet. We are currently evaluating the effects of FASB No. 133 on SJG's financial condition and results of operations, which will vary based on our use of derivative instruments at the time of adoption.

Note 2.  Income Taxes:

     The significant components of federal and state income taxes reflected in the condensed statements of consolidated income for the three months ended March 31, 1999 and 1998 are as follows (in thousands):


                                     SJG-7

                                             1999           1998
                                           --------       --------
     Current:
       Federal                             $ 9,357        $ 4,965
       State                                 3,264          2,167
                                           -------        -------
            Total Current                   12,621          7,132

     Deferred:
       Federal                                 326          2,401
       State                                  (131)           238
                                           -------        -------
           Total Deferred                      195          2,639

     Investment Tax Credit                     (98)           (99)
                                           -------        -------
           Net Income Taxes                $12,718        $ 9,672
                                           =======        =======


Note 3.  Recent Regulatory Actions:

     SJG began a pilot program in April 1997, giving residential customers a choice of gas supplier. During the initial enrollment period in 1997, nearly 13,000 residential customers applied for and received this service. In June 1998, the BPU expanded the number of potential participants to 25,000. There were 20,906 participants as of March 31, 1999. Participants' bills are reduced for cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in gas costs and taxes under SJG's BPU-approved fuel clause. While the program reduces utility revenues, it does not affect SJG's net income, financial condition or margins.

     In September 1998, SJG filed its annual LGAC, TAC and DSMC with the BPU. The LGAC and DSMC cover the period November 1 through October 31 of each year. The TAC period runs from October 1 through May 31. This current LGAC filing, which includes the results of the previous two LGAC filings, was updated in January 1999 and requests an increase in rates of $7.1 million. These filings contain no material TAC or DSMC recovery issues at this time. All filings are still pending at the BPU. We believe the ultimate settlement of these filings will not adversely affect SJG's financial position, results of operations or liquidity.

     In April 1999, the BPU approved new appliance service rates which SJG implemented in that same month. The new rates are competitive with those of other service providers in New Jersey and are designed to increase earnings and cash flows.

                                     SJG-8

Note 4.  Retained Earnings:

     Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on SJG's common stock. SJG's retained earnings, which is free of these restrictions, was approximately $66.3 million as of March 31, 1999.

Note 5.  Commitments and Contingencies:

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

     Since the early 1980s, SJG recorded environmental remediation costs of $101.0 million, of which $48.1 million was spent as of March 31, 1999. With the assistance of an outside consulting firm, we estimate that future costs to clean up SJG's sites will range from $52.9 million to $160.3 million. We recorded the lower end of this range as a liability. It is reflected on the 1999 condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. SJG did not adjust the accrued liability for future insurance recoveries, which management is pursuing. We use insurance proceeds to offset related legal fees and to reduce the balance of deferred environmental remediation costs.
Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

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

     The other regulatory asset titled Environmental Remediation Cost:
Liability for Future Expenditures relates to estimated future expenditures determined under the guidance of FASB Statement No. 5, "Accounting for Contingencies." This amount, which relates to former manufactured gas plant

                                     SJG-9

sites, was recorded as a deferred debit with the corresponding amount reflected on the condensed consolidated balance sheet under the captions, Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The deferred debit is a regulatory asset under FASB No. 71. The BPU's intent, evidenced by current practice, is to allow SJG to recover the deferred costs after they are spent.

     We file with the BPU to recover these costs in rates through our RAC. The BPU has consistently allowed the full recovery over 7-year periods, and we believe this will continue. As of March 31, 1999, SJG's unamortized remediation costs of $18.8 million are reflected on the condensed consolidated balance sheet under the caption Regulatory and Other Non-Current Assets. Since BPU approval of the RAC in 1992, SJG recovered $18.0 million through rates as of March 31, 1999.




                                     SJG-10


          Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Overview

     South Jersey Gas Company (SJG) is a natural gas distribution company serving 269,108 customers at March 31, 1999, compared with 262,315 customers at March 31, 1998. SJG also makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers for our own sales and for some of our customers. South Jersey Industries, Inc. (SJI) owns all of the common stock of SJG.

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

Pilot Program - Choice of Gas Supplier

     In April 1997, SJG began its New Jersey Board of Public Utilities (BPU) approved pilot program giving residential customers a choice of gas supplier. During the initial enrollment period in 1997, approximately 13,000 residential customers applied for and received this service. In June 1998, the BPU expanded the number of potential participants to 25,000. There were 20,906 participants as of March 31, 1999. Participants' bills are reduced for cost of gas charges and applicable taxes. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs and taxes under a BPU-approved fuel clause. While the program reduces utility revenues, it does not affect SJG's net income, financial condition or margins.

                                     SJG-11

Energy Adjustment Clauses

     In 1998, the BPU approved a revised Temperature Adjustment Clause (TAC) for SJG, effective October 1998. TAC adjustments during the first quarter of 1999 increased revenue and net income by $2.16 million and $1.28 million, respectively. TAC adjustments for the same period in 1998 were immaterial. While the revenue and income impacts of TAC adjustments are recorded as incurred, cash inflows or outflows directly attributable to TAC adjustments do not begin until the next TAC year. Each TAC year begins October 1.

Status of Year 2000 Conversion

     State of Readiness

     We prepared a Year 2000 Impact and Assessment Study and developed a detailed plan to enable SJG to be ready for year 2000. Ready means that mission critical software, hardware, devices, systems, facilities and business relationships are prepared to operate satisfactorily through the end of 1999 and beyond.

     We revised approximately 91% of effected programming code as of March 31, 1999. We have scheduled all revisions to be complete by July 1999. We believe that 90% of all, and 100% of our mission critical, embedded technology is Y2K ready. We have been testing all revisions on an as completed basis and will continue to test through the end of this year.

     The most significant areas that are not as of yet Y2K ready are our SCADA software, which monitors natural gas flow throughout our distribution system, and our cash processing equipment. SJG has contracted with a vendor to replace the SCADA software with a version that is Y2K compliant, with installation and testing to be completed by the end of the third quarter. Our gas distribution system is designed to provide uninterrupted gas flow and has long-standing, repeatedly tested back-up procedures in place to ensure gas flow in the event of hardware, software, electrical or SCADA failures. Regarding cash processing, we are currently considering options that include outsourcing the function, purchasing Y2K compliant equipment and modifying the existing equipment. Back-up cash processing procedures are in place.

     We surveyed all of our vendors regarding their Y2K readiness. All vendors providing third party software have indicated their products used by us are Y2K ready. Of product and service vendors surveyed, 72% of all and 96% of mission critical vendors have indicated Y2K readiness. We are actively pursuing assurances that the remainder of our vendors will be Y2K ready.

     Year 2000 Costs

     We project Y2K costs to total $0.58 million, with $0.41 having been spent through March 31, 1999.

                                     SJG-12

     Year 2000 Risks and Contingency Plans

     The worst case scenario that concerns us the most is a temporary disruption of service to our gas customers. As a contingency, our gas distribution system can be operated manually. We have received assurances from our two direct connect gas supply pipelines that they are Y2K ready. We are seeking assurances from the companies that supply gas to our system that they will be Y2K ready. We are preparing contingency plans for use in the event that they are not ready. Contingency plans have been or are being prepared to address Y2K related problems. All contingency plans for high priority items such as service continuation, safety and revenues are scheduled to be completed by July 1999.

     Y2K Summary

     If some key systems and devices are not ready for the Year 2000, in particular at pipeline, telecommunication, electricity or banking service vendors, there will likely be adverse effects on the company's business, results of operations and financial condition.

     While unexpected Y2K problems can occur, we do not anticipate any material difficulty in achieving Y2K readiness based upon the nature of SJG's operating and information systems and the state of planning and remediation. Any problems that arise should be immaterial to our financial position or operating results.

Results of Operations - First Quarter Ended March 31, 1999
Compared to First Quarter Ended March 31, 1998

Operating Revenues

     Revenues increased $26.6 million in the first three months of 1999 compared with the prior year period. The primary reasons for the increase were increased off-system sales, the effects of the revised TAC and 6,793 additional customers. These factors more than offset revenue reductions due to the continued migration of firm gas sales to firm transportation. Note, however, that SJG's tariffs are structured so that profits are derived from the transportation of gas, not the sale of the commodity. Consequently, the switch to firm transportation reduced revenues but did not impact profitability.

     Weather in the first three months of 1999 was 15.5% colder than the prior year period, but 3.9% warmer than the 20-year average. Previously, changes in temperatures were typically the single most important factor in explaining revenue fluctuations for comparative periods. Revisions to SJG's TAC that became effective in October 1998 will significantly reduce the weather related volatility in our revenues. However, comparisons for the first two quarters of 1999 to the prior year periods will continue to show volatility as 1998 revenues were heavily influenced by weather. Revenues for 1999 will be closely tied to the 20-year normal temperatures and not actual weather conditions.

                                     SJG-13

     The following is a comparison of operating revenue and throughput for the three month period ended March 31, 1999 vs. the three month period ended
March 31, 1998.

                                                      1999           1998
                                                   ----------     ----------

     Utility Operating Revenues (Thousands):
       Firm
         Residential                                 $72,536        $63,852
         Commercial                                   16,185         15,917
         Industrial                                    1,811          1,815
         Cogeneration & Electric Generation              667            961
         Firm Transportation                          10,831          7,582
                                                   ----------     ----------

           Total Firm                                102,030         90,127

       Interruptible                                     340          1,037
       Interruptible Transportation                      533            895
       Off-System                                     30,486         13,174
       Capacity Release & Storage                        874          2,262
       Other                                             819            990
                                                   ----------     ----------

           Total Utility Operating Revenues         $135,082       $108,485
                                                   ==========     ==========

     Throughput (Mmcf):
       Firm
         Residential                                   8,883          7,922
         Commercial                                    2,216          2,235
         Industrial                                      122            172
         Cogeneration & Electric Generation               71             91
         Firm Transportation                           6,789          6,397
                                                   ----------     ----------

           Total Firm Throughput                      18,081         16,817

       Interruptible                                     107            283
       Interruptible Transportation                    1,103          2,118
       Off-System                                     14,314          5,306
       Capacity Release & Storage                      3,321          6,485
                                                   ----------     ----------

           Total Throughput                           36,926         31,009
                                                   ==========     ==========

                                     SJG-14

Gas Purchased for Resale

     Gas purchased for resale increased $17.5 million in 1999 compared with 1998 due principally to increased sales volumes, particularly to off-system customers. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its customers.

Operations

     A summary of net changes in Utility Operations and Other Operations (in thousands):

                                              Three Months Ended
                                                   March 31,
                                                 1999 vs. 1998
                                                 -------------

     Other Production Expense                            $13
     Transmission                                         26
     Distribution                                         94
     Customer Accounts and Services                     (225)
     Sales                                               (27)
     Administration and General                         (312)
     Other                                                 4
                                                      ------
                                                       $(427)
                                                      ======


     Customer Accounts and Services costs decreased in 1999 principally due to a decrease in reserves for uncollectible accounts and reduced meter reading expenses. Meter reading expenses declined due to a change to bimonthly meter reading. Administrative and General costs decreased from 1998 levels principally due to an emphasis on cost cutting in general.

Other Operating Expenses

     A summary of principal changes in other consolidated operating expenses (in thousands):

                                              Three Months Ended
                                                   March 31,
                                                 1999 vs. 1998
                                                 -------------

     Maintenance                                       $(310)
     Depreciation                                        444
     Income Taxes                                      3,046
     Other Taxes                                         572


                                     SJG-15

     The decrease in maintenance expense is principally due to reduced overtime charges and fewer occurrences of distribution system leaks. Depreciation is higher due to increased investment in property, plant and equipment. Income Tax changes reflect the impact of changes in pre-tax income. Other taxes increased because of higher sales volumes due to lower temperatures in the first quarter of 1999 and adjustments recorded in 1998 related to the Energy Tax Reform Act implemented January 1998.

Interest Charges

     Interest charges increased in 1999 principally due to the effect of increased short and long-term debt outstanding. The debt was incurred primarily to support the expansion and upgrade of our gas transmission and distribution system.

Net Income Applicable to Common Stock

     The details affecting the changes in net income and earnings per share are discussed under the appropriate captions above.

Liquidity

     The seasonal nature of gas operations; the timing of construction and remediation expenditures and related permanent financing; as well as mandated tax and sinking fund payment dates require large, short-term cash requirements. These requirements are generally met by cash from operations and short-term lines of credit. We maintain short-term lines of credit with a number of banks, totaling $120.0 million, of which $61.0 million was available at March 31, 1999. The credit lines are uncommitted and unsecured with interest rates at or below the prime rate.

                                     SJG-16

     The changes in cash flows from operating activities (in thousands):

                                                    Three Months Ended
                                                         March 31,
                                                       1999 vs. 1998
                                                       -------------

     Increases/(Decreases):
     Net Income                                              $5,198
     Depreciation and Amortization                              362
     Provision for Losses on Accounts Receivable               (174)
     Revenues and Fuel Costs Deferred - Net                   7,852
     Deferred and Non-Current Income Taxes and
      Credits - Net                                          (2,205)
     Environmental Remediation Costs-Net                      6,226
     Accounts Receivable                                    (15,432)
     Inventories                                              2,460
     Prepayments and Other Current Assets                        83
     Prepaid and Accrued Taxes - Net                         13,749
     Accounts Payable and Other Accrued Liabilities           4,121
     Other - Net                                              3,003
                                                            -------
           Net Cash Provided by Operating Activities        $25,243
                                                            =======


     Depreciation and Amortization are non-cash charges to income and do not impact cash flow. Changes in depreciation cost reflect the effect of additions and reductions to fixed assets.

     Increases in Revenues and Fuel Costs Deferred - Net reflect the overcollection of fuel costs or the recovery of previously deferred fuel costs. Decreases reflect the impact of payments or credits to customers for amounts previously overcollected and the undercollection of fuel costs resulting from increases in natural gas costs.

     Changes in Deferred and Non-Current Income Taxes and Credits - Net represent the differences between taxes accrued and amounts paid. Generally, deferred income taxes related to deferred fuel costs will be paid in the next year.

     Changes in Environmental Remediation Costs - Net represent the differences between amounts expended for environmental remediation compared with amounts collected under the RAC and insurance recoveries.

     Changes in Accounts Receivable are primarily due to higher off-system
sales and the impact of colder weather on SJG's sales volumes.    Weather and
commodity prices also impact this line item. Changes impact cash flows when collected in subsequent periods.

                                     SJG-17

     Changes in Inventories reflect the impact of seasonal requirements, temperatures and price changes.

     Changes in Prepaid and Accrued Taxes - Net reflect the impact of differences between taxes paid and taxes accrued. Significant timing differences exist in cash flows during the year. Approximately 50% of SJG's taxes are paid in installments during the first half of the year and the remaining 50% are paid on May 15 of each year. SJG uses short-term borrowings to pay taxes, resulting in a temporary increase in the short-term debt level. The carrying costs of timing differences are recognized in base utility rates. Utilization of prepaid tax balances resulted in minimal cash outflows in the first quarter of 1999.

     Changes in Accounts Payable and Other Current Liabilities reflect the impact of timing differences between the accrual and payment of costs.

     Changes in Other - Net reflect numerous changes in noncurrent assets and liabilities, including accrued deferred income taxes.

Regulatory Matters

     On February 9, 1999, the "Electric Discount and Energy Computation Act" P.L. 1999, c. 23 (the Act) was signed into law in New Jersey. This bill establishes the framework and necessary time schedules for the deregulation and restructuring of the electric and natural gas utilities in the state. As to natural gas utilities, the Act completes the "unbundling" rate process, establishes a time frame for the institution of competitive services for customer accounting functions and also sets forth a time frame for a determination as to whether basic gas supply services should become competitive.

     The Act also contains numerous provisions which require the BPU to promulgate and adopt a variety of standards related to the implementation of the Act. These required standards address fair competition, affiliate relations, accounting, competitive services, supplier licensing, consumer protection and aggregation. On March 31, 1999, the BPU issued Draft Interim Standards in response to the Act. In issuing its Order, the BPU stated that the Draft Interim Standards ". . . do not necessarily represent the final views of the Board on these matters. . ." As such, the BPU has undertaken an extensive comment and meeting process to address the concerns of all impacted parties. The company has been actively participating in this process, and management believes the final standards will be reasonable for all parties.

     Other matters are incorporated by reference to Note 3 to the condensed consolidated financial statements included as part of this report.

Capital Resources

     SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first quarter of 1999 amounted to $6.7 million. The costs for 1999, 2000 and 2001

                                     SJG-18

are estimated at approximately $52.2 million, $56.5 million and $55.7 million, respectively. We will fund these expenditures from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of medium-term notes, capital leases and RAC recoveries.

Summary

     We are confident we will have sufficient cash flow to meet SJG's operating, capital and dividend needs and are taking and will take such actions necessary to employ our resources effectively.



                                     SJG-19

                          PART II -- OTHER INFORMATION


Item l.  Legal Proceedings

     Information required by this Item is incorporated by reference to Part I,
Item 1, Note 5, on pages 9 and 10 excluding the first two paragraphs of the Note, regarding contingencies, including pending litigation and the remediation and clean-up of certain sites which included manufactured gas operations.



Item 6.  Exhibits and Reports on Form 8-K

     b. No reports on Form 8-K were filed during the quarter for which this report is filed.



                                     SJG-20


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            SOUTH JERSEY GAS COMPANY
                                  (Registrant)




     Dated:  May 14, 1999          By:   /s/ David A. Kindlick
                                         David A. Kindlick
                                         Senior Vice President, Finance & Rates



     Dated:  May 14, 1999          By:   /s/ William J. Smethurst, Jr.
                                         William J. Smethurst, Jr.
                                         Vice President and Treasurer





                                     SJG-21


                            SOUTH JERSEY GAS COMPANY


                               Index to Exhibits



         Exhibit Number                          Description
         --------------                          -----------

              27                     Financial Data Schedule

                                     (Submitted only in electronic format to
                                     the Securities and Exchange Commission).



                                     SJG-22