Form 10-Q
period 1999-06-30
SOUTH JERSEY GAS CO/NEW
filed 1999-08-16
CIK 1035216

Page 1 of 23


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For the Quarter Ended June 30, 1999        Commission File Number 1-12899


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

                             Yes  [X]      No  [  ]


As of August 6, 1999, there were 2,339,139 shares of the registrant's common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.


                            Exhibit Index on page 23


                                 - Title Page -



                        PART I    FINANCIAL INFORMATION


            Item 1.  Financial Statements -- See Pages 3 through 11





                                     SJG-2


                   SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

           CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
                  (In Thousands Except for Per Share Data)

                                                      Three Months Ended
                                                           June 30,
                                                  --------------------------
                                                      1999          1998
                                                  ------------  ------------
Operating Revenues:
  Utility                                         $    66,101   $    51,737
  Other                                                   549           482
                                                  -----------   -----------
      Total Operating Revenues                         66,650        52,219
                                                  -----------   -----------
Operating Expenses:
  Gas Purchased for Resale                             43,324        30,426
  Utility Operations                                    9,580         9,928
  Other Operations                                        567           489
  Maintenance                                           1,309         1,271
  Depreciation                                          4,692         4,256
  Income Taxes                                            127          (223)
  Other Taxes                                           1,832         1,994
                                                  -----------   -----------
      Total Operating Expenses                         61,431        48,141
                                                  -----------   -----------
Operating Income                                        5,219         4,078

Interest Charges:
  Long-Term Debt                                        3,917         3,697
  Short-Term Debt and Other                               959           746
                                                  -----------   -----------
      Total Interest Charges                            4,876         4,443

Income(Loss) Before Preferred Dividend
 Requirements                                             343          (365)
Preferred Stock Dividend Requirements                      42            42
Preferred Securities Dividend Requirements                730           730
                                                  -----------   -----------
Net Loss Applicable to Common Stock               $      (429)  $    (1,137)
                                                  ===========   ===========
Average Shares of Common Stock Outstanding              2,339         2,339
                                                  ===========   ===========
Earnings Per Common Share                         $     (0.18)  $     (0.49)
                                                  ===========   ===========
Dividends Declared Per Common Share               $      1.73   $      1.83
                                                  ===========   ===========


The accompanying footnotes are an integral part of the financial statements.

                                     SJG-3


                   SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

           CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
                  (In Thousands Except for Per Share Data)

                                                      Six Months Ended
                                                           June 30,
                                                  --------------------------
                                                      1999          1998
                                                  ------------  ------------
Operating Revenues:
  Utility                                         $   200,688   $   159,900
  Other                                                 1,044           804
                                                  -----------   -----------
      Total Operating Revenues                        201,732       160,704
                                                  -----------   -----------
Operating Expenses:
  Gas Purchased for Resale                            121,998        91,601
  Utility Operations                                   18,740        19,519
  Other Operations                                        937           855
  Maintenance                                           2,591         2,863
  Depreciation                                          9,303         8,423
  Income Taxes                                         12,845         9,449
  Other Taxes                                           6,288         5,878
                                                  -----------   -----------
      Total Operating Expenses                        172,702       138,588
                                                  -----------   -----------
Operating Income                                       29,030        22,116

Interest Charges:
  Long-Term Debt                                        8,024         7,536
  Short-Term Debt and Other                             1,873         1,352
                                                  -----------   -----------
      Total Interest Charges                            9,897         8,888

Income Before Preferred Dividend Requirements          19,133        13,228
Preferred Stock Dividend Requirements                      83            84
Preferred Securities Dividend Requirements              1,461         1,461
                                                  -----------   -----------
Net Income Applicable to Common Stock             $    17,589   $    11,683
                                                  ===========   ===========
Average Shares of Common Stock Outstanding              2,339         2,339
                                                  ===========   ===========
Earnings Per Common Share                         $      7.52   $      4.99
                                                  ===========   ===========
Dividends Declared Per Common Share               $      3.46   $      3.47
                                                  ===========   ===========


The accompanying footnotes are an integral part of the financial statements.

                                     SJG-4


                                SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (In Thousands)

                                                                       (Unaudited)
                                                                        June 30,          December 31,
                                                                ------------------------  ------------
                                                                    1999         1998         1998
                                                                -----------  -----------  ------------
Assets
------
Property, Plant and Equipment:
   Utility Plant, at original cost                              $   702,116  $   642,846  $   679,997
     Accumulated Depreciation                                      (185,898)    (173,614)    (179,605)
   Gas Plant Acquisition Adjustment - Net                             1,813        1,888        1,851
                                                                -----------  -----------  -----------
          Property, Plant and Equipment - Net                       518,031      471,120      502,243
                                                                -----------  -----------  -----------
Available-for-Sale Securities                                         1,031            -          886
                                                                -----------  -----------  -----------
Current Assets:
   Cash and Cash Equivalents                                          8,007        2,057        3,751
   Accounts Receivable                                               31,392       26,194       28,770
   Unbilled Revenues                                                  6,709        3,102       18,998
   Provision for Uncollectibles                                        (932)      (1,032)      (1,032)
   Natural Gas in Storage, average cost                              20,121       19,827       27,619
   Materials and Supplies, average cost                               3,962        4,244        4,051
   Prepaid Taxes                                                     10,009       15,345       12,596
   Prepayments and Other Current Assets                               3,941        2,965        2,267
                                                                -----------  -----------  -----------
          Total Current Assets                                       83,209       72,702       97,020
                                                                -----------  -----------  -----------
Accounts Receivable - Merchandise                                       851        1,384          990
                                                                -----------  -----------  -----------
Regulatory and Other Non-Current Assets:
   Environmental Remediation Costs:
     Expended - Net                                                  24,503       22,542       27,500
     Liability for Future Expenditures                               52,939       50,697       52,939
   Gross Receipts and Franchise Taxes                                 3,363        3,806        3,585
   Income Taxes - Flowthrough Depreciation                           12,020       13,510       13,021
   Deferred Fuel Cost - Net                                               -            -        5,509
   Deferred Postretirement Benefit Costs                              5,207        5,837        5,522
   Other                                                              7,866        7,607       10,921
                                                                -----------  -----------  -----------
          Total Regulatory  and Other Non-Current Assets            105,898      103,999      118,997
                                                                -----------  -----------  -----------
               Total Assets                                     $   709,020  $   649,205  $   720,136
                                                                ===========  ===========  ===========


The accompanying footnotes are an integral part of the financial statements.

                                     SJG-5


                                SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (In Thousands)

                                                                      (Unaudited)
                                                                        June 30,          December 31,
                                                                ------------------------  ------------
                                                                   1999         1998          1998
                                                                -----------  -----------  ------------
Capitalization and Liabilities
------------------------------
Common Equity:
  Common Stock, Par Value $2.50 per share:
    Authorized - 4,000,000 shares
    Outstanding - 2,339,139 shares                              $     5,848  $     5,848  $     5,848
  Other Paid-In Capital and Premium on  Common Stock                108,067      102,817      102,817
  Retained Earnings                                                  63,764       59,697       54,275
                                                                -----------  -----------  -----------
      Total Common Equity                                           177,679      168,362      162,940
                                                                -----------  -----------  -----------
Preferred Stock and Securities:
  Redeemable Cumulative Preferred  -  Par Value $100 per share,
  Authorized 45,504,46,404 and 46,404 shares, respectively
  Outstanding:
    Series A, 4.70% -  1,200, 2,100 and 2,100 shares                    120          210          210
    Series B, 8.00% - 19,242 shares                                   1,924        1,924        1,924
  Company-Guaranteed Mandatorily Redeemable
   Preferred Securities of Subsidiary Trust
   Par Value $25 per share,  1,400,000 shares
   Authorized and Outstanding                                        35,000       35,000       35,000
                                                                -----------  -----------  -----------
      Total Preferred Stock and Securities                           37,044       37,134       37,134
                                                                -----------  -----------  -----------
Long-Term Debt                                                      185,704      166,853      194,710
                                                                -----------  -----------  -----------
        Total Capitalization                                        400,427      372,349      394,784
                                                                -----------  -----------  -----------
Current Liabilities:
  Notes Payable                                                      82,300       72,300       97,000
  Current Maturities of Long-Term Debt                                8,876        8,876        8,876
  Accounts Payable                                                   30,955       20,074       40,823
  Customer Deposits                                                   5,373        5,815        5,576
  Environmental Remediation Costs                                     8,752       16,037        8,752
  Taxes Accrued                                                       6,891        2,284        1,387
  Interest Accrued and Other Current Liabilities                      6,983        6,633        7,260
                                                                -----------  -----------  -----------
      Total Current Liabilities                                     150,130      132,019      169,674
                                                                -----------  -----------  -----------
Deferred Credits and Other Non-Current Liabilities:
  Deferred Income Taxes - Net                                        86,649       86,468       87,358
  Environmental Remediation Costs                                    44,187       34,660       44,187
  Pension and Other Postretirement Benefits                          13,189       10,537       13,297
  Investment Tax Credits                                              5,044        5,434        5,239
  Deferred Revenues - Net                                             3,777        2,220            -
  Other                                                               5,617        5,518        5,597
                                                                -----------  -----------  -----------
      Total Deferred Credits and Other Non-Current Liabilities      158,463      144,837      155,678
                                                                -----------  -----------  -----------
Commitments and Contingencies

        Total Capitalization and Liabilities                    $   709,020  $   649,205  $   720,136
                                                                ===========  ===========  ===========

The accompanying footnotes are an integral part of the financial statements.

                                     SJG-6


                            SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                  CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                        (In Thousands)

                                                                       Six Months Ended
                                                                            June 30,
                                                                   --------------------------
                                                                      1999           1998
                                                                   -----------    -----------
Cash Flows from Operating Activities:
  Net Income Applicable to Common Stock                            $    17,589    $    11,683

  Adjustments to Reconcile Net Income to Cash Flows
   Provided by Operating Activities:
    Depreciation and Amortization                                       10,740          9,388
    Provision for Losses on Accounts Receivable                            258            454
    Revenues and Fuel Costs Deferred - Net                               9,286          5,227
    Deferred and Non-Current Income Taxes and Credits - Net                194          4,582
    Environmental Remediation Costs - Net                                2,997           (834)
    Changes in:
      Accounts Receivable                                                9,309         17,629
      Inventories                                                        7,587          4,315
      Prepayments and Other Current Assets                              (1,674)          (675)
      Prepaid and Accrued Taxes - Net                                    8,091        (13,655)
      Accounts Payable and Other Accrued Liabilities                   (10,348)       (25,501)
    Other - Net                                                          2,531            (30)
                                                                   -----------    -----------
        Net Cash Provided by Operating Activities                       56,560         12,583
                                                                   -----------    -----------
Cash Flows from Investing Activities:
  Capital Expenditures, Cost of Removal and Salvage                    (25,513)       (25,663)
  Purchase of Available-for-Sale Securities                               (145)             -
                                                                   -----------    -----------
        Net Cash Used in Investing Activities                          (25,658)       (25,663)
                                                                   -----------    -----------
Cash Flows from Financing Activities:
  Net (Repayments of)Borrowins from Lines of Credit                    (14,700)        26,400
  Principal Repayments of Long-Term Debt                                (9,006)        (9,007)
  Dividends on Common Stock                                             (8,100)        (8,106)
  Repurchase of Preferred Stock                                            (90)           (90)
  Payments for Issuance of Long-Term Debt and Preferred Securities           -            (27)
  Additional Investment by Shareholder                                   5,250              -
                                                                   -----------    -----------
        Net Cash (Used in)Provided by Financing Activities             (26,646)         9,170
                                                                   -----------    -----------
Net Increase(Decrease) in Cash and Cash Equivalents                      4,256         (3,910)
Cash and Cash Equivalents at Beginning of Period                         3,751          5,967
                                                                   -----------    -----------
Cash and Cash Equivalents at End of Period                         $     8,007    $     2,057
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

     New Accounting Pronouncement - In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for our fiscal year ending December 31, 2001. This statement establishes accounting and reporting standards for derivative instruments, including those embedded in other contracts, and for hedging activities.
It requires recognizing derivatives as assets or liabilities at fair value on the balance sheet. We are currently evaluating the effects of FASB No. 133 on SJG's financial condition and results of operations, which will vary based on our use of derivative instruments at the time of adoption.

Note 2.  Income Taxes:

     The significant components of federal and state income taxes reflected in the condensed statements of consolidated income for the three and six months ended June 30, 1999 and 1998 are as follows (in thousands):

                                     SJG-8


                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                  --------------------     -------------------
                                    1999        1998         1999       1998
                                  --------    --------     --------   --------
     Current:
       Federal                    $   (140)   $ (2,575)    $  9,217   $  2,390
       State                           170        (198)       3,434      1,969
                                  --------    --------     --------   --------
           Total Current                30      (2,773)      12,651      4,359

     Deferred:
       Federal                         325       2,379          651      4,780
       State                          (131)        270         (262)       508
                                  --------    --------     --------   --------
           Total Deferred              194       2,649          389      5,288

     Investment Tax Credit             (97)        (99)        (195)      (198)
                                  --------    --------     --------   --------
         Net Income Taxes         $    127    $   (223)    $ 12,845   $  9,449
                                  ========    ========     ========   ========


Note 3.  Recent Regulatory Actions:

     SJG began a pilot program in April 1997, giving residential customers a choice of gas supplier. During the initial enrollment period in 1997, nearly 13,000 residential customers applied for and received this service. The BPU subsequently expanded the number of potential participants to 50,000 and, as of June 30, 1999, enrollment totaled 24,750. In January 2000, all of SJG's customers will become eligible to choose a gas supplier. Participants' bills are reduced for cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in gas costs and taxes under SJG's BPU-approved fuel clause. While the program reduces utility revenues, it does not affect SJG's net income, financial condition or margins.

   In September 1998, SJG filed its annual LGAC, TAC and DSMC with the BPU. The LGAC and DSMC cover the period November 1 through October 31 of each year. The TAC period runs from October 1 through May 31. On May 12, 1999, the BPU approved a $7.1 million increase in rates as part of the current filing, which included the results of the previous two annual filings.

     In April 1999, the BPU approved new hourly appliance service rates which SJG implemented in that same month. On June 30, 1999, SJG filed a proposal to implement several new service contract plans and to expand its existing service contract plans to include appliances not presently covered. Subsequently, SJG increased the price of its existing service contract plans effective August 1, 1999. The new rates and plans are competitive with those of other service providers in New Jersey and are designed to increase earnings and cash flows.

                                     SJG-9

Note 4.  Retained Earnings:

     Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on SJG's common stock. SJG's retained earnings, which is free of these restrictions, was approximately $61.9 million as of June 30, 1999.

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

     Since the early 1980s, SJG recorded environmental remediation costs of $107.9 million, of which $55.0 million was spent as of June 30, 1999. With the assistance of an outside consulting firm, we estimate that future costs to clean up SJG's sites will range from $52.9 million to $160.3 million. We recorded the lower end of this range as a liability. It is reflected on the 1999 condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. SJG did not adjust the accrued liability for future insurance recoveries, which management is pursuing. We use insurance proceeds to offset related litigation costs and to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

     SJG has two regulatory assets associated with environmental cost. The first regulatory asset is titled Environmental Remediation Cost: Expended - Net. These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." The BPU allowed SJG to recover expenditures through July 1996 and petitions to recover costs through July 1999 are pending.

     The other regulatory asset titled Environmental Remediation Cost:
Liability for Future Expenditures relates to estimated future expenditures determined under the guidance of FASB Statement No. 5, "Accounting for Contingencies." This amount, which relates to former manufactured gas plant

                                     SJG-10

sites, was recorded as a deferred debit with the corresponding amount reflected on the condensed consolidated balance sheet under the captions, Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The deferred debit is a regulatory asset under FASB No. 71. The BPU's intent, evidenced by current practice, is to allow SJG to recover the deferred costs after they are spent.

     We file with the BPU to recover these costs in rates through our RAC. The BPU has consistently allowed the full recovery over 7-year periods, and we believe this will continue. As of June 30, 1999, SJG's unamortized remediation costs of $24.5 million are reflected on the condensed consolidated balance sheet under the caption Regulatory and Other Non-Current Assets. Since BPU approval of the RAC in 1992, SJG recovered $19.3 million through rates as of June 30, 1999.

Note 6.  Other Paid-In Capital:

     On June 30, 1999, SJG received $5.25 million as a contribution of capital from SJI. Subsequently, on July 30, 1999, SJG received an additional $9.75 million contribution from SJI. Contributions of capital are credited to Other Paid-In Capital and Premium on Common Stock. There have been no other changes in Common Stock during 1999 and 1998.




                                     SJG-11


          Item 2.   Management's Discussion and Analysis of Results of
                       Operations and Financial Condition


Overview

     South Jersey Gas Company (SJG) is a natural gas distribution company serving 270,433 customers at June 30, 1999, compared with 263,678 customers at June 30, 1998. SJG also makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers for our own sales and for some of our customers. South Jersey Industries, Inc. (SJI) owns all of the common stock of SJG.

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

Pilot Program - Choice of Gas Supplier

     SJG operates a New Jersey Board of Public Utilities (BPU) approved pilot program giving residential customers a choice of gas supplier. Currently the program is open to 50,000 potential participants and, as of June 30, 1999, enrollment totaled 24,750. In January 2000, all of SJG's customers will become eligible to choose a gas supplier. Participants' bills are reduced for cost of gas charges and applicable taxes. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs and taxes under a BPU-approved fuel clause. While the program reduces utility revenues, it does not affect SJG's net income, financial condition or margins.

                                     SJG-12

Energy Adjustment Clauses

     In 1998, the BPU approved a revised Temperature Adjustment Clause (TAC) for SJG, effective October 1998. TAC adjustments had the following impacts on 1999 and 1998 second quarter and six month net earnings:

                                                        1999       1998
                                                       ------     ------
     TAC Adjustment to Net Income ($ in thousands)

           Quarter Ended 6/30                            ($44)     $247
           Six Months Ended 6/30                       $1,232      $247


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

     We revised 100% of effected programming code as of June 1, 1999. We believe that 90% of all, and 100% of our mission critical, embedded technology is Y2K ready. We have tested all revisions on an as completed basis and will continue to test through the end of this year.

     The most significant area that is not currently Y2K ready is our SCADA software, that monitors natural gas flow throughout our distribution system. SJG has contracted with a vendor to replace the SCADA software with a version that is Y2K compliant, with installation and testing to be completed by the end of the third quarter. Our gas distribution system is designed to provide uninterrupted gas flow and has long-standing, repeatedly tested back-up procedures in place to ensure gas flow in the event of hardware, software, electrical or SCADA failures. SJG's cash processing system was Y2K ready as of June 30. This function had previously been identified in the March Form 10Q as not being Y2K ready.

     We surveyed all of our vendors regarding their Y2K readiness. All vendors providing third party software have indicated their products used by us are Y2K ready. Of product and service vendors surveyed, 71% of all and 100% of mission critical vendors have indicated Y2K readiness. We are actively pursuing assurances that the remainder of our vendors will be Y2K ready.

                                     SJG-13

     Year 2000 Costs

     We project Y2K costs to total $0.54 million, with $0.43 million having been spent through June 30, 1999.

     Year 2000 Risks and Contingency Plans

     The worst case scenario that concerns us the most is a temporary disruption of service to our gas customers. As a contingency, our gas distribution system can be operated manually. We have received assurances from our two direct connect gas supply pipelines that they are Y2K ready. We are seeking assurances from the companies that supply gas to our system that they will be Y2K ready. We are preparing contingency plans for use in the event that they are not ready. Contingency plans have been or are being prepared to address Y2K related problems. All contingency plans for high priority items such as service continuation, safety and revenues are scheduled to be completed by the end of August 1999.

     Y2K Summary

     If some key systems and devices are not ready for the Year 2000, in particular at pipeline, telecommunication, electricity or banking service vendors, there will likely be adverse effects on the company's business, results of operations and financial condition.

     While unexpected Y2K problems can occur, we do not anticipate any material difficulty in achieving Y2K readiness based upon the nature of SJG's operating and information systems and the state of planning and remediation. Any problems that arise within the company should be immaterial to our financial position or operating results.

Results of Operations - Three and Six Months Ended June 30, 1999
Compared to Three and Six Months Ended June 30, 1998

Operating Revenues

     Revenues increased $14.4 million and $41.0 million in the second quarter and first six months of 1999, respectively, compared with the prior year periods. The primary reasons for the increases were increased off-system sales and 6,755 additional customers. Six month results also benefited significantly from the revised TAC. These factors more than offset revenue reductions due to the continued migration of firm gas sales to firm transportation. Note, however, that SJG's tariffs are structured so that profits are derived from the transportation of gas, not the sale of the commodity. Consequently, the switch to firm transportation reduced revenues but did not impact profitability.

     Weather in the second quarter and first six months of 1999 was 8.7% and 14.2% colder, respectively, than the prior year periods. Weather was 0.9% colder and 3.0% warmer for the second quarter and first six months, respectively, than the 20-year average. Previously, changes in temperatures were typically the single most important factor in explaining revenue fluctuations for comparative periods. Revisions to SJG's TAC that became

                                     SJG-14

effective in October 1998 significantly reduced the weather related volatility in our revenues. However, comparisons for the first two quarters of 1999 to the prior year periods continued to show volatility as 1998 revenues were heavily influenced by weather. Revenues for 1999 will be closely tied to the 20-year normal temperatures and not actual weather conditions.

     The following is a comparison of operating revenue and throughput for the three and six month periods ended June 30, 1999 vs. the same periods ended June 30, 1998.

                                         2nd Quarter          Year to Date
                                         -----------          ------------
                                       1999      1998        1999      1998
                                     --------  --------    --------  --------
Operating Revenues (Thousands):
  Firm
    Residential                      $ 25,025  $ 23,494     $97,561   $87,346
    Commercial                          5,016     5,899      21,201    21,816
    Industrial                            913       733       2,724     2,548
    Cogeneration & Electric
     Generation                         2,136     2,458       2,803     3,419
    Firm Transportation                 6,131     4,726      16,962    12,308
                                     --------  --------    --------  --------
     Total Firm                        39,221    37,310     141,251   127,437

  Interruptible                           653       614         993     1,651
  Interruptible Transportation            362       541         895     1,436
  Off-System                           24,557    11,051      55,043    24,225
  Capacity Release & Storage              856     1,428       1,730     3,690
  Other                                 1,001     1,275       1,820     2,265
                                     --------  --------    --------  --------

     Total Operating Revenues        $ 66,650  $ 52,219    $201,732  $160,704
                                     ========  ========    ========  ========

Throughput (Mmcf):
  Firm
    Residential                         2,696     2,480      11,579    10,402
    Commercial                            621       737       2,837     2,972
    Industrial                             37        58         159       230
    Cogeneration & Electric
     Generation                           679       802         750       893
    Firm Transportation                 5,875     4,887      12,664    11,284
                                     --------  --------    --------  --------
     Total Firm Throughput              9,908     8,964      27,989    25,781

  Interruptible                           137       178         244       461
  Interruptible Transportation            831     1,280       1,934     3,398
  Off-System                           10,461     4,570      24,775     9,876
  Capacity Release & Storage            8,038     7,653      11,359    14,138
                                     --------  --------    --------  --------

     Total Throughput                  29,375    22,645      66,301    53,654
                                     ========  ========    ========  ========

                                     SJG-15

Gas Purchased for Resale

     Gas purchased for resale increased $12.9 million and $30.4 million for the second quarter and six month periods of 1999, respectively, compared with the same periods in 1998 due principally to increased sales volumes, particularly to off-system customers. These increases were partially offset by SJG's ability to buy gas during the first six months of 1999 at an average cost of $2.10/dt compared with $2.39/dt in 1998. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its customers.

Operations

     A summary of net changes in Utility Operations and Other Operations (in thousands):


                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                        1999 vs. 1998        1999 vs. 1998
                                      ------------------    ----------------

    Other Production Expense                   $(3)                 $10
    Transmission                                19                   45
    Distribution                              (295)                (201)
    Customer Accounts and Services            (115)                (340)
    Sales                                        9                  (18)
    Administration and General                  37                 (275)
    Other                                       78                   82
                                            ------              -------
                                             $(270)               $(697)
                                            ======              =======


     Distribution expenses declined due to reduced levels of new and replacement meter and regulator installations. Installation activity is expected to increase during the second half of 1999. Customer Accounts and Services costs decreased in 1999 principally due to a decrease in reserves for uncollectible accounts and reduced meter reading expenses. Meter reading expenses declined due to a change to bimonthly meter reading. Administrative and General costs decreased for the six month period from 1998 levels principally due to an emphasis on cost cutting in general.

                                     SJG-16

Other Operating Expenses

     A summary of principal changes in other consolidated operating expenses (in thousands):

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                        1999 vs. 1998        1999 vs. 1998
                                      ------------------    ----------------

     Maintenance                               $38                $(272)
     Depreciation                              436                  880
     Income Taxes                              350                3,396
     Other Taxes                              (162)                 410



     The decrease in maintenance costs for the first six months is principally due to reduced overtime charges and fewer occurrences of distribution system leaks experienced. Depreciation is higher due to increased investment in property, plant and equipment by SJG. Income Tax changes reflect the impact of changes in pre-tax income. Other taxes increased for the first six months because of higher sales volumes due primarily to lower temperatures in the first quarter of 1999 and adjustments recorded in 1998 related to the Energy Tax Reform Act implemented January 1998.

Interest Charges

     Interest charges increased in 1999 due to the effect of increased short and long-term debt outstanding, partially offset by lower interest rates experienced during the first half of this year. The debt was incurred primarily to support the expansion and upgrade of SJG's gas transmission and distribution system.

Net Income Applicable to Common Stock

     The details affecting the changes in net income and earnings per share are discussed under the appropriate captions above.

Liquidity

     The seasonal nature of gas operations; the timing of construction and remediation expenditures and related permanent financing; as well as mandated tax and sinking fund payment dates require large, short-term cash requirements. These requirements are generally met by cash from operations and short-term lines of credit. We maintain short-term lines of credit with a number of banks, totaling $130.0 million, of which $47.7 million was available at June 30, 1999. The credit lines are uncommitted and unsecured with interest rates typically available based upon the Federal Funds Rates or London Interbank Offered Rates (LIBOR).

                                     SJG-17

     The changes in cash flows from operating activities (in thousands):

                                                    Six Months Ended
                                                        June 30,
                                                     1999 vs. 1998
                                                    ----------------
     Increases/(Decreases):
     Net Income Applicable to Common Stock               $ 5,906
     Depreciation and Amortization                         1,352
     Provision for Losses on Accounts Receivable            (196)
     Revenues and Fuel Costs Deferred - Net                4,059
     Deferred and Non-Current Income Taxes and
      Credits - Net                                       (4,388)
     Environmental Remediation Costs-Net                   3,831
     Accounts Receivable                                  (8,320)
     Inventories                                           3,272
     Prepayments and Other Current Assets                   (999)
     Prepaid and Accrued Taxes - Net                      21,746
     Accounts Payable and Other Accrued Liabilities       15,153
     Other - Net                                           2,561
                                                         -------
           Net Cash Provided by Operating
            Activities                                   $43,977
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

                                     SJG-18

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

Regulatory Matters

     In July 1999, SJG filed its annual petition to recover environmental remediation costs through the Remediation Adjustment Clause (RAC) mechanism. In the petition, SJG proposed to freeze the level of the RAC for three years and to obtain recovery of interest expenses that SJG incurs on unamortized remediation costs.

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

     The Act also contains numerous provisions which require the BPU to promulgate and adopt a variety of standards related to the implementation of the Act. These required standards address fair competition, affiliate relations, accounting, competitive services, supplier licensing, consumer protection and aggregation. On March 31, 1999, the BPU issued Draft Interim Standards in response to the Act. In issuing its Order, the BPU stated that the Draft Interim Standards ". . . do not necessarily represent the final views of the Board on these matters. . ." As such, the BPU has undertaken an extensive comment and meeting process to address the concerns of all impacted parties. The company has been actively participating in this process, and management believes the final standards will not have a material adverse effect on the company.

     Other matters are incorporated by reference to Note 3 to the condensed consolidated financial statements included as part of this report.

Capital Resources

     SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first six months of 1999 amounted to $22.5 million. The costs for 1999, 2000 and

                                     SJG-19

2001 are estimated at approximately $52.2 million, $56.5 million and $55.7 million, respectively. We will fund these expenditures from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of medium-term notes, capital leases, RAC recoveries, insurance recoveries and equity infusions from SJI.

     SJG received an equity infusion of $5.25 million from SJI on June 30, 1999. On July 30, 1999, SJI contributed an additional $9.75 million of equity capital to SJG. Future equity contributions will occur on an as needed basis.

Summary

     We are confident we will have sufficient cash flow to meet SJG's operating, capital and dividend needs and are taking and will take such actions necessary to employ our resources effectively.



                                     SJG-20


                          PART II    OTHER INFORMATION


Item l.  Legal Proceedings

     Information required by this Item is incorporated by reference to Part I,
Item 1, Note 5, on pages 10 and 11 excluding the first two paragraphs of the Note, regarding contingencies, including pending litigation and the remediation and clean-up of certain sites which included manufactured gas operations.


Item 6.  Exhibits and Reports on Form 8-K

     b. No reports on Form 8-K were filed during the quarter for which this report is filed.




                                     SJG-21



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            SOUTH JERSEY GAS COMPANY
                                  (Registrant)




    Dated:  August 13, 1999      By:   /s/ David A. Kindlick
                                       David A. Kindlick
                                       Senior Vice President, Finance & Rates




    Dated:  August 13, 1999      By:   /s/ William J. Smethurst, Jr.
                                       William J. Smethurst, Jr.
                                       Vice President and Treasurer





                                     SJG-22



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






                                     SJG-23