Form 10-Q
period 1999-09-30
SOUTH JERSEY GAS CO/NEW
filed 1999-11-15
CIK 1035216

Page 1 of 23


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the Quarter Ended September 30, 1999       Commission File Number 1-12899


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

                             Yes  [X]      No  [ ]


As of November 5, 1999, there were 2,339,139 shares of the registrant's common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.


                            Exhibit Index on page 23


                                 - Title Page -






                        PART I -- FINANCIAL INFORMATION



            Item 1.  Financial Statements -- See Pages 3 through 11







                                     SJG-2

                   SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

           CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
                  (In Thousands Except for Per Share Data)

                                                     Three Months Ended
                                                        September 30,
                                                  -------------------------
                                                     1999          1998
                                                  -----------   -----------
Operating Revenues:
  Utility                                         $    51,269   $    43,097
  Other                                                   424           420
                                                  -----------   -----------
      Total Operating Revenues                         51,693        43,517
                                                  -----------   -----------
Operating Expenses:
  Gas Purchased for Resale                             34,878        26,259
  Utility Operations                                   10,969        10,207
  Other Operations                                        409           455
  Maintenance                                           1,284         1,116
  Depreciation                                          4,766         4,318
  Income Taxes                                         (2,990)       (2,329)
  Other Taxes                                           1,492         1,576
                                                  -----------   -----------
      Total Operating Expenses                         50,808        41,602
                                                  -----------   -----------
Operating Income                                          885         1,915
                                                  -----------   -----------
Interest Charges:
  Long-Term Debt                                        3,802         3,646
  Short-Term Debt and Other                             1,277         1,377
                                                  -----------   -----------
      Total Interest Charges                            5,079         5,023
                                                  -----------   -----------
Loss Before Preferred Dividend Requirements            (4,194)       (3,108)
Preferred Stock Dividend Requirements                      39            41
Preferred Securities Dividend Requirements                730           730
                                                  -----------   -----------
Net Loss Applicable to Common Stock               $    (4,963)  $    (3,879)
                                                  ===========   ===========
Average Shares of Common Stock Outstanding              2,339         2,339
                                                  ===========   ===========
Earnings Per Common Share                         $     (2.12)  $     (1.66)
                                                  ===========   ===========
Dividends Declared Per Common Share               $      1.73   $      1.83
                                                  ===========   ===========


The accompanying footnotes are an integral part of the financial statements.

                                     SJG-3




                   SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

           CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
                  (In Thousands Except for Per Share Data)

                                                      Nine Months Ended
                                                        September 30,
                                                  -------------------------
                                                      1999         1998
                                                  -----------   -----------
Operating Revenues:
  Utility                                         $   251,957   $   202,997
  Other                                                 1,468         1,224
                                                  -----------   -----------
      Total Operating Revenues                        253,425       204,221
                                                  -----------   -----------
Operating Expenses:
  Gas Purchased for Resale                            156,876       117,860
  Utility Operations                                   29,709        29,726
  Other Operations                                      1,346         1,307
  Maintenance                                           3,875         3,979
  Depreciation                                         14,069        12,741
  Income Taxes                                          9,855         7,120
  Other Taxes                                           7,780         7,456
                                                  -----------   -----------
      Total Operating Expenses                        223,510       180,189
                                                  -----------   -----------
Operating Income                                       29,915        24,032
                                                  -----------   -----------
Interest Charges:
  Long-Term Debt                                       11,826        11,182
  Short-Term Debt and Other                             3,150         2,730
                                                  -----------   -----------
      Total Interest Charges                           14,976        13,912
                                                  -----------   -----------
Income Before Preferred Dividend Requirements          14,939        10,120
Preferred Stock Dividend Requirements                     121           125
Preferred Securities Dividend Requirements              2,192         2,192
                                                  -----------   -----------
Net Income Applicable to Common Stock             $    12,626   $     7,803
                                                  ===========   ===========
Average Shares of Common Stock Outstanding              2,339         2,339
                                                  ===========   ===========
Earnings Per Common Share                         $      5.40   $      3.34
                                                  ===========   ===========
Dividends Declared Per Common Share               $      5.19   $      5.29
                                                  ===========   ===========


The accompanying footnotes are an integral part of the financial statements.

                                     SJG-4

                                SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (In Thousands)

                                                                       (Unaudited)
                                                                      September 30,       December 31,
                                                                ------------------------  ------------
                                                                    1999         1998         1998
                                                                -----------  -----------  ------------
Assets
------
Property, Plant and Equipment:
   Utility Plant, at original cost                              $   711,323  $   654,961  $   679,997
     Accumulated Depreciation                                      (188,898)    (176,367)    (179,605)
   Gas Plant Acquisition Adjustment - Net                             1,794        1,869        1,851
                                                                -----------  -----------  -----------
          Property, Plant and Equipment - Net                       524,219      480,463      502,243
                                                                -----------  -----------  -----------
Available-for-Sale Securities                                         1,346          666          886
                                                                -----------  -----------  -----------
Current Assets:
   Cash and Cash Equivalents                                          1,263          505        3,751
   Accounts Receivable                                               19,965       12,680       28,770
   Unbilled Revenues                                                  4,901        4,163       18,998
   Provision for Uncollectibles                                        (932)      (1,032)      (1,032)
   Natural Gas in Storage, average cost                              30,617       28,194       27,619
   Materials and Supplies, average cost                               4,006        3,973        4,051
   Prepaid Taxes                                                      8,845       13,599       12,596
   Prepayments and Other Current Assets                               3,120        2,327        2,267
                                                                -----------  -----------  -----------
          Total Current Assets                                       71,785       64,409       97,020
                                                                ------------ -----------  -----------
Accounts Receivable - Merchandise                                       674        1,121          990
                                                                -----------  -----------  -----------
Regulatory and Other Non-Current Assets:
   Environmental Remediation Costs:
     Expended - Net                                                  25,818       23,177       27,500
     Liability for Future Expenditures                               52,939       50,697       52,939
   Gross Receipts and Franchise Taxes                                 3,252        3,696        3,585
   Income Taxes - Flowthrough Depreciation                           11,775       13,265       13,021
   Deferred Fuel Cost - Net                                           7,953        2,723        5,509
   Deferred Postretirement Benefit Costs                              5,050        5,679        5,522
   Other                                                              8,003        7,123       10,921
                                                                -----------  -----------  -----------
          Total Regulatory and Other Non-Current Assets             114,790      106,360      118,997
                                                                -----------  -----------  -----------
               Total Assets                                     $   712,814  $   653,019  $   720,136
                                                                ===========  ===========  ===========




The accompanying footnotes are an integral part of the financial statements.

                                     SJG-5

                                SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (In Thousands)

                                                                       (Unaudited)
                                                                      September 30,       December 31,
                                                                ------------------------  ------------
                                                                    1999         1998         1998
                                                                -----------  -----------  ------------
Capitalization and Liabilities
------------------------------
Common Equity:
  Common Stock, Par Value $2.50 per share:
    Authorized - 4,000,000 shares
    Outstanding - 2,339,139 shares                              $     5,848  $     5,848  $     5,848
  Other Paid-In Capital and Premium on Common Stock                 117,817      102,817      102,817
  Retained Earnings                                                  54,751       51,537       54,275
                                                                -----------  -----------  -----------
      Total Common Equity                                           178,416      160,202      162,940
                                                                -----------  -----------  -----------
Preferred Stock and Securities:
  Redeemable Cumulative Preferred  -  Par Value $100 per share,
  Authorized 45,504,46,404 and 46,404 shares, respectively
  Outstanding:
    Series A, 4.70% -  1,200, 2,100 and 2,100 shares                    120          210          210
    Series B, 8.00% - 19,242 shares                                   1,924        1,924        1,924
  Company-Guaranteed Mandatorily Redeemable
   Preferred Securities of Subsidiary Trust
   Par Value $25 per share,  1,400,000 shares
   Authorized and Outstanding                                        35,000       35,000       35,000
                                                                -----------  -----------  -----------
      Total Preferred Stock and Securities                           37,044       37,134       37,134
                                                                -----------  -----------  -----------
Long-Term Debt                                                      185,704      166,853      194,710
                                                                -----------  -----------  -----------
        Total Capitalization                                        401,164      364,189      394,784
                                                                -----------  -----------  -----------
Current Liabilities:
  Notes Payable                                                      89,700       94,800       97,000
  Current Maturities of Long-Term Debt                                8,876        8,876        8,876
  Accounts Payable                                                   34,898       17,464       40,823
  Customer Deposits                                                   5,305        5,552        5,576
  Environmental Remediation Costs                                     8,752       16,037        8,752
  Taxes Accrued                                                       1,781        1,181        1,387
  Interest Accrued and Other Current Liabilities                      7,518        6,297        7,260
                                                                -----------  -----------  -----------
      Total Current Liabilities                                     156,830      150,207      169,674
                                                                -----------  -----------  -----------
Deferred Credits and Other Non-Current Liabilities:
  Deferred Income Taxes - Net                                        86,511       81,641       87,358
  Environmental Remediation Costs                                    44,187       34,660       44,187
  Pension and Other Postretirement Benefits                          13,404       11,267       13,297
  Investment Tax Credits                                              4,946        5,335        5,239
  Other                                                               5,772        5,720        5,597
                                                                -----------  -----------  -----------
      Total Deferred Credits and Other Non-Current Liabilities      154,820      138,623      155,678
                                                                -----------  -----------  -----------
Commitments and Contingencies

        Total Capitalization and Liabilities                    $   712,814  $   653,019  $   720,136
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

                                     SJG-6

                            SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                  CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                        (In Thousands)

                                                                      Nine Months Ended
                                                                         September 30,
                                                                   --------------------------
                                                                      1999           1998
                                                                   -----------    -----------
Cash Flows from Operating Activities:
  Net Income Applicable to Common Stock                            $    12,626    $     7,803

  Adjustments to Reconcile Net Income to Cash Flows
   Provided by Operating Activities:
    Depreciation and Amortization                                       16,194         14,211
    Provision for Losses on Accounts Receivable                            668            932
    Revenues and Fuel Costs Deferred - Net                              (2,444)           284
    Deferred and Non-Current Income Taxes and Credits - Net                291          3,160
    Environmental Remediation Costs - Net                                1,682         (1,469)
    Changes in:
      Accounts Receivable                                               22,134         29,604
      Inventories                                                       (2,953)        (3,781)
      Prepayments and Other Current Assets                                (853)           (38)
      Prepaid and Accrued Taxes - Net                                    4,145        (12,832)
      Accounts Payable and Other Accrued Liabilities                    (5,938)       (28,890)
    Other - Net                                                          2,636         (1,542)
                                                                   -----------    -----------
        Net Cash Provided by Operating Activities                       48,188          7,442
                                                                   -----------    -----------
Cash Flows from Investing Activities:
  Capital Expenditures, Cost of Removal and Salvage                    (36,670)       (39,517)
  Purchase of Available-for-Sale Securities                               (460)          (666)
                                                                   -----------    -----------
        Net Cash Used in Investing Activities                          (37,130)       (40,183)
                                                                   -----------    -----------
Cash Flows from Financing Activities:
  Net (Repayments of)Borrowings from Lines of Credit                    (7,300)        48,900
  Principal Repayments of Long-Term Debt                                (9,006)        (9,007)
  Dividends on Common Stock                                            (12,150)       (12,386)
  Repurchase of Preferred Stock                                            (90)           (90)
  Payments for Issuance of Long-Term Debt and Preferred
   Securities                                                                -           (138)
  Additional Investment by Shareholder                                  15,000              -
                                                                   -----------    -----------
        Net Cash (Used in)Provided by Financing Activities             (13,546)        27,279
                                                                   -----------    -----------
Net Decrease in Cash and Cash Equivalents                               (2,488)        (5,462)
Cash and Cash Equivalents at Beginning of Period                         3,751          5,967
                                                                   -----------    -----------
Cash and Cash Equivalents at End of Period                         $     1,263    $       505
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

Note 2.  Income Taxes:

     The significant components of federal and state income taxes reflected in the condensed statements of consolidated income for the three and nine months ended September 30, 1999 and 1998 are as follows (in thousands):


                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                  ------------------     -----------------
                                   1999       1998        1999      1998
                                  -------    -------     -------   -------
     Current:
       Federal                    $(2,583)   $    47     $ 6,634   $ 2,437
       State                         (504)      (446)      2,930     1,523
                                  -------    -------     -------   -------

           Total Current           (3,087)      (399)      9,564     3,960


                                     SJG-8


     Deferred:
       Federal                        326     (1,721)        977     3,059
       State                         (131)      (110)       (393)      398
                                  -------    -------     -------   -------

           Total Deferred             195     (1,831)        584     3,457

     Investment Tax Credit            (98)       (99)       (293)     (297)
                                  -------    -------     -------   -------

           Net Income Taxes       $(2,990)   $(2,329)    $ 9,855   $ 7,120
                                  =======    =======     =======   =======


Note 3.  Recent Regulatory Actions:

     SJG began a pilot program in April 1997, giving residential customers a choice of gas supplier. During the initial enrollment period in 1997, nearly 13,000 residential customers applied for and received this service. The BPU subsequently expanded the number of potential participants to 50,000 and, as of September 30, 1999, enrollment totaled 28,623. In January 2000, all of SJG's customers will become eligible to choose a gas supplier. Participants' bills are reduced for cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in gas costs and taxes under SJG's BPU-approved fuel clause. While the program reduces utility revenues, it does not affect SJG's net income, financial condition or margins.

     In September 1998, SJG filed its annual LGAC, TAC and DSMC with the BPU. The LGAC and DSMC cover the period November 1 through October 31 of each year. The TAC period runs from October 1 through May 31. On May 12, 1999, the BPU approved a $7.1 million increase in rates as part of the current filing, which included the results of the previous two annual filings. We are currently in the process of preparing the 1999 annual filing which should be filed with the BPU during the fourth quarter.

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

     In August 1998, SJG filed with the BPU to recover increased remediation costs expended from August 1995 through July 1998. On September 30, 1999, the BPU approved the filed annual recovery level of $6.5 million. This represents an annual increase of approximately $4.5 million over the recovery previously included in rates. In July 1999, SJG filed its annual RAC with the BPU proposing no change in the current level of recovery. This filing is still pending at the BPU.

                                     SJG-9


Note 4.  Retained Earnings:

     Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on SJG's common stock. SJG's retained earnings, which is free of these restrictions, was approximately $52.9 million as of September 30, 1999.

Note 5.  Commitments and Contingencies:

     Construction Commitments - The estimated cost of construction and environmental remediation programs of SJG for 1999 totals $53.4 million. Commitments were made regarding these programs.

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

     Since the early 1980s, SJG recorded environmental remediation costs of $110.5 million, of which $57.6 million was spent as of September 30, 1999.
With the assistance of an outside consulting firm, we estimate that future costs to clean up SJG's sites will range from $52.9 million to $160.3 million. We recorded the lower end of this range as a liability. It is reflected on the 1999 condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. SJG did not adjust the accrued liability for future insurance recoveries, which management is pursuing. We use insurance proceeds to offset related legal fees and to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

     SJG has two regulatory assets associated with environmental cost. The first regulatory asset is titled Environmental Remediation Cost: Expended - Net. These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." The BPU allowed SJG to recover expenditures through July 1998 and petitions to recover costs through July 1999 are pending.

                                     SJG-10


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

     We file with the BPU to recover these costs in rates through our RAC. The BPU has consistently allowed the full recovery over 7-year periods, and we believe this will continue. As of September 30, 1999, SJG's unamortized remediation costs of $25.8 million are reflected on the condensed consolidated balance sheet under the caption Regulatory and Other Non-Current Assets. Since BPU approval of the RAC in 1992, SJG recovered $20.6 million through rates as of September 30, 1999.

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


                                     SJG-11


          Item 2.   Management's Discussion and Analysis of Results of
                       Operations and Financial Condition


Overview

     South Jersey Gas Company (SJG) is a natural gas distribution company serving 270,692 customers at September 30, 1999, compared with 263,883 customers at September 30, 1998. SJG also makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers for our own sales and for some of our customers. South Jersey Industries, Inc.
(SJI) owns all of the common stock of SJG.

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

     A number of factors could cause our actual results to differ materially from those anticipated, including, but not limited to the following: general economic conditions on an international, federal, state and local level; weather conditions in the company's marketing areas; regulatory and court decisions; competition in the company's regulated and deregulated activities; the availability and cost of capital; the company's ability to maintain existing and/or establish successful new alliances and joint ventures to take advantage of marketing opportunities; costs and effects of unanticipated legal proceedings, environmental liabilities and Year 2000 related costs or operating problems; and changes in business strategies.

Pilot Program - Choice of Gas Supplier

     SJG operates a New Jersey Board of Public Utilities (BPU) approved pilot program giving residential customers a choice of gas supplier. Currently the program is open to 50,000 potential participants and, as of September 30, 1999, enrollment totaled 28,623. In January 2000, all of SJG's customers will become eligible to choose a gas supplier. Participants' bills are reduced for cost of gas charges and applicable taxes. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs and taxes under a BPU-approved fuel clause. While the program reduces utility revenues, it does not affect SJG's net income, financial condition or margins.

                                     SJG-12

Energy Adjustment Clauses

     In 1998, the BPU approved a revised Temperature Adjustment Clause (TAC) for SJG, effective October 1998. TAC adjustments had the following impacts on 1999 and 1998 third quarter and nine month net earnings:

                                                  1999        1998
                                                 ------      ------
     TAC Adjustment Increase to Net Income
      ($ in thousands)

           Quarter Ended 9/30                        $0          $0
           Nine Months Ended 9/30                $1,232        $247


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

     We revised 100% of effected programming code as of June 1, 1999. We believe that 98% of all, and 100% of our mission critical, embedded technology is Y2K ready. We have tested all revisions on an as completed basis and will continue to test through the end of this year.

     As of November 12, 1999, SJG's SCADA software, which monitors natural gas flow throughout our distribution system, was replaced with an updated, Y2K ready version. Our gas distribution system is designed to provide uninterrupted gas flow and has regularly tested back-up procedures in place to ensure gas flow in the event of hardware, software, electrical or SCADA failures. This function had previously been identified in the June 1999 Form 10-Q as not being Y2K ready.

     In June 1998, all vendors were notified by letter requesting verification of their Y2K readiness. Since then, follow-up requests for information have been made on an on going basis to those vendors who did not reply. A current analysis of this process indicates that 73% of all product and service vendors and 100% of our mission critical vendors have responded and are Y2K ready. A review of the vendors that have not replied has been conducted to assess the impact that the potential loss of their products and services will have on the company's supply chain and our ability to conduct business after January 1, 2000. Based upon this review and verification from our critical suppliers

                                     SJG-13


regarding their Y2K readiness, we believe that there will be no disruptions in SJI's supply chain on or after January 1, 2000 which will impede our ability to conduct business as usual.

     Year 2000 Costs

     We project Y2K costs to total $0.54 million, with $0.44 million having been spent through September 30, 1999.

     Year 2000 Risks and Contingency Plans

     The worst case scenario that concerns us the most is a temporary disruption of service to our gas customers. As a contingency, our gas distribution system can be operated manually. We have received assurances from our two direct connect gas supply pipelines that they are Y2K ready. We are seeking assurances from the companies that supply gas to our system that they will be Y2K ready. We have prepared contingency plans for use in the event that they are not ready. We continually update our contingency plans to address potential Y2K related problems. All contingency plans for high priority items such as service continuation, safety and revenues have been completed.

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

Results of Operations - Three and Nine Months Ended September 30, 1999 Compared to Three and Nine Months Ended September 30, 1998

Operating Revenues

     Revenues increased $8.2 million and $49.0 million in the third quarter and first nine months of 1999, respectively, compared with the prior year periods. The primary reasons for the increases were increased off-system sales and 6,809 additional customers. Nine month results also benefited significantly from the revised TAC. These factors more than offset revenue reductions due to the continued migration of firm gas sales to firm transportation. Note, however, that SJG's tariffs are structured so that profits are derived from the transportation of gas, not the sale of the commodity. Consequently, the switch to firm transportation reduced revenues but did not impact profitability.

                                     SJG-14

     Weather in the third quarter and first nine months of 1999 was 65.0% and 14.5% colder, respectively, than the prior year periods. Weather was 29.8% and 3.4% warmer for the third quarter and first nine months, respectively, than the 20-year average. Previously, changes in temperatures were typically the single most important factor in explaining revenue fluctuations for comparative periods. Revisions to SJG's TAC that became effective in October 1998 significantly reduced the weather related volatility in our revenues. However, comparisons for the first two quarters of 1999 to the prior year periods continued to show volatility as 1998 revenues were heavily influenced by weather. Weather experienced during the third quarter of the year historically has had a minimal impact on SJG's earnings as heating requirements are at their seasonal low point during July, August and September in our service territory. Revenues for 1999 will be closely tied to the 20-year normal temperatures and not actual weather conditions.

     The following is a comparison of operating revenue and throughput for the three and six month periods ended September 30, 1999 vs. the same periods ended September 30, 1998.

                                         3rd Quarter            Year to Date
                                      -----------------     -------------------
                                       1999      1998         1999       1998
                                      -------   -------     --------   --------

     Operating Revenues (Thousands):
       Firm
         Residential                  $12,986   $14,834     $110,547   $102,180
         Commercial                     3,306     4,126       24,508     25,942
         Industrial                       921       523        3,645      3,072
         Cogeneration & Electric
          Generation                    4,259     3,815        7,062      7,234
         Firm Transportation            5,209     4,428       22,171     16,736
                                      -------   -------     --------   --------
           Total Firm Operating
            Revenues                   26,681    27,726      167,933    155,164

       Interruptible                      277       373        1,270      2,024
       Interruptible Transportation       305       518        1,200      1,954
       Off-System                      22,704    12,479       77,747     36,704
       Capacity Release & Storage         870     1,351        2,600      5,041
       Other                              856     1,070        2,675      3,334
                                      -------   -------     --------   --------

           Total Operating Revenues   $51,693   $43,517     $253,425   $204,221
                                      =======   =======     ========   ========

     Throughput (MMcf):
       Firm
         Residential                    1,260     1,308       12,839     11,710
         Commercial                       403       485        3,240      3,457
         Industrial                        26        43          185        273
         Cogeneration & Electric
          Generation                    1,297     1,336        2,047      2,229
         Firm Transportation            5,704     5,345       18,368     16,629
                                      -------   -------     --------   --------
           Total Firm Throughput        8,690     8,517       36,679     34,298

       Interruptible                       63       101          307        562
       Interruptible Transportation       711     1,224        2,645      4,622
       Off-System                       8,277     5,539       33,052     15,415
       Capacity Release & Storage       8,149     8,253       19,508     22,391
                                      -------   -------     --------   --------

           Total Throughput            25,890    23,634       92,191     77,288
                                      =======   =======     ========   ========

                                     SJG-15


Gas Purchased for Resale

     Gas purchased for resale increased $8.7 million and $39.0 million for the third quarter and nine month periods of 1999, respectively, compared with the same periods in 1998 due principally to increased sales volumes, particularly to off-system customers. These increases were partially offset by SJG's ability to buy gas during the first nine months of 1999 at an average cost of $2.28/dt compared with $2.30/dt in 1998. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its customers.

Operations

     A summary of net changes in Utility Operations and Other Operations (in thousands):

                                         Three Months Ended   Nine Months Ended
                                             September 30,      September 30,
                                             1999 vs. 1998      1999 vs. 1998
                                             -------------      -------------

     Other Production Expense                         $3                $13
     Transmission                                     30                 75
     Distribution                                   (509)              (710)
     Customer Accounts and Services                  (61)              (401)
     Sales                                           (21)               (39)
     Administration and General                    1,320              1,045
     Other                                           (46)                39
                                                  ------             ------
                                                    $716                $22
                                                  ======             ======


     Distribution expenses declined due to improvements in operating practices. These improvements included the implementation of an automated dispatch system and home based reporting of service personal. Customer Accounts and Services costs decreased in 1999 principally due to a decrease in reserves for uncollectible accounts and reduced meter reading expenses. Meter reading expenses declined due to a change to bimonthly meter reading during the first six months. We began to read meters on a monthly basis again during the third quarter but continued to reduce expenses by completing the outsourcing of the meter reading function to Millenium Services, LLP. Millenium is a joint venture, equally owned by SJI and Conectiv, Inc. Administrative and General costs decreased for the three and nine month periods from 1998 levels principally due to a change in the way management fees are being charged from SJI to its subsidiaries. The year to date increase was partially offset by a decline in amortized regulatory expenses.

                                     SJG-16

Other Operating Expenses

     A summary of principal changes in other consolidated operating expenses (in thousands):

                                         Three Months Ended   Nine Months Ended
                                             September 30,      September 30,
                                             1999 vs. 1998      1999 vs. 1998
                                             -------------      -------------


     Maintenance                                    $168              $(104)
     Depreciation                                    448              1,328
     Income Taxes                                   (661)             2,735
     Other Taxes                                     (84)               324


     Depreciation is higher due to increased investment in property, plant and equipment by SJG. Income Tax changes reflect the impact of changes in pre-tax income. Other taxes increased for the first nine months because of higher sales volumes due primarily to lower temperatures in the first quarter of 1999 and adjustments recorded in 1998 related to the Energy Tax Reform Act implemented January 1998.

Interest Charges

     Interest charges increased in 1999 due to the effect of increased short and long-term debt outstanding, partially offset by lower interest rates experienced during the first nine months of this year. The debt was incurred primarily to support the expansion and upgrade of SJG's gas transmission and distribution system.

Net Income Applicable to Common Stock

     The details affecting the changes in net income and earnings per share are discussed under the appropriate captions above.

Liquidity

     The seasonal nature of gas operations; the timing of construction and remediation expenditures and related permanent financing; as well as mandated tax and sinking fund payment dates require large, short-term cash requirements. These requirements are generally met by cash from operations and short-term lines of credit. We maintain short-term lines of credit with a number of banks, totaling $129.0 million, of which $39.3 million was available at September 30, 1999. The credit lines are uncommitted and unsecured with interest rates typically available based upon the Federal Funds Rates or London Interbank Offered Rates (LIBOR).

                                     SJG-17


     The changes in cash flows from operating activities (in thousands):

                                                   Nine Months Ended
                                                     September 30,
                                                     1999 vs. 1998
                                                     -------------
     Increases/(Decreases):
     Net Income Applicable to Common Stock                $4,823
     Depreciation and Amortization                         1,983
     Provision for Losses on Accounts Receivable            (264)
     Revenues and Fuel Costs Deferred - Net               (2,728)
     Deferred and Non-Current Income Taxes and
      Credits - Net                                       (2,869)
     Environmental Remediation Costs-Net                   3,151
     Accounts Receivable                                  (7,470)
     Inventories                                             828
     Prepayments and Other Current Assets                   (815)
     Prepaid and Accrued Taxes - Net                      16,977
     Accounts Payable and Other Accrued Liabilities       22,952
     Other - Net                                           4,178
                                                         -------
           Net Cash Provided by Operating Activities     $40,746
                                                         =======


     Depreciation and Amortization are non-cash charges to income and do not impact cash flow. Changes in depreciation cost reflect the effect of additions and reductions to fixed assets.

     Decreases in Revenues and Fuel Costs Deferred - Net reflect the impact of payments or credits to customers for amounts previously overcollected and the undercollection of fuel costs resulting from increases in natural gas costs. Increases reflect the overcollection of fuel costs or the recovery of previously deferred fuel costs.

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

Regulatory Matters

     In September 1999, the BPU approved SJG's filed request to recover costs incurred to remediate environmental problems at former manufactured gas plant sites as permitted under a previously approved Remediation Adjustment Clause
(RAC) in our tariff. SJG's RAC level increased from $0.0032 per therm to $0.0107 per therm to include all RAC related expenditures made between 1993 and 1998. Consequently, SJG will recover via the RAC an additional $4.5 million per year for the next seven years as a result of this ruling.

     On February 9, 1999, the "Electric Discount and Energy Competition Act" P.L. 1999, c. 23 (the Act) was signed into law in New Jersey. This bill establishes the framework and necessary time schedules for the deregulation and restructuring of the electric and natural gas utilities in the state. As to natural gas utilities, the Act completes the "unbundling" rate process, establishes a time frame for the institution of competitive services for customer accounting functions and also sets forth a time frame for a determination as to whether basic gas supply services should become competitive.

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

                                     SJG-19

     Other matters are incorporated by reference to Note 3 to the condensed consolidated financial statements included as part of this report.

Capital Resources

     SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first nine months of 1999 amounted to $35.0 million. The costs for 1999, 2000 and 2001 are estimated at approximately $53.4 million, $56.5 million and $55.7 million, respectively. We will fund these expenditures from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of medium-term notes, capital leases, RAC recoveries, insurance recoveries and equity infusions from SJI.

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

                            SOUTH JERSEY GAS COMPANY
                                  (Registrant)




     Dated:  November 15, 1999     By:   /s/ David A. Kindlick
                                         David A. Kindlick
                                         Senior Vice President, Finance & Rates


     Dated:  November 15, 1999     By:   /s/ William J. Smethurst, Jr.
                                         William J. Smethurst, Jr.
                                         Vice President and Treasurer



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