Form 10-K
period 1999-12-31
SOUTH JERSEY GAS CO/NEW
filed 2000-03-30
CIK 1035216

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999    Commission File Number 000-22211

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

All of the equity securities of the registrant are owned by South Jersey Industries, Inc., its parent company, a 1934 Act reporting company named in the registrants description of its business, which has itself fulfilled its 1934 Act filing requireme nts.

During the preceding 36 months (and any subsequent period of days) there has not been any default in (1) any of the indebtedness of the registrant or its subsidiaries, and (2) the payment of rentals under material long-term leases (of which there are none).

The registrant meets all of the conditions set forth in General Instruction I 1(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

Documents Incorporated by Reference:  None

                                     SJG-1

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

     SJG's service territory includes 112 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1.2 million.

     SJG serves 273,899 residential, commercial and industrial customers (at December 31, 1999) in southern New Jersey. Gas sales and transportation for 1999 amounted to approximately 96,571 MMcf (million cubic feet), of which approximately 50,080 MMcf was firm sales and transportation, 4,011 MMcf was interruptible sales and transportation and 42,480 MMcf was off-system sales. The breakdown of firm sales includes 35.4% residential, 9.3% commercial, 4.6% cogeneration and electric generation, .5% industrial and 50.2% transportation. At year-end 1999, SJG served 254,601 residential customers, 18,894 commercial customers and 404 industrial customers. This includes 1999 net additions of 6,391 residential customers, 437 commercial customers and 6 industrial customers.

     Under an agreement with Conectiv, Inc., an electric utility serving southern New Jersey, SJG supplies natural gas to several electric generation facilities. This gas service is provided under the terms of a firm electric service tariff approved by the New Jersey Board of Public Utilities (BPU) on a demand/commodity basis. In 1999, 2.3 Bcf (billion cubic feet) was delivered under this agreement.

     SJG serviced 6 cogeneration facilities in 1999. Combined sales and transportation of natural gas to such customers amounted to approximately
5.0 Bcf in 1999.

     SJG makes wholesale gas sales for resale to gas marketers for ultimate delivery to end users. These "off-system" sales are made possible through the issuance of Federal Energy Regulatory Commission (FERC) Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 1999, off-system sales amounted to 42.5 Bcf. Also in 1999, capacity release and storage throughput amounted to 29.2 Bcf.

                                     SJG-2

     Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term "interruptible" is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG's tariffs. Usage by interruptible customers, excluding off-system customers, in 1999 amounted to approximately 4.0 Bcf, approximately 3.2 percent of the total throughput.

     No material part of SJG's business is dependent upon a single customer or a few customers.

Service Territory

     The majority of SJG's residential customers reside in the northern and western portions of its service territory in Burlington, Camden, Salem and Gloucester counties. A majority of new customers reside in this section of the service territory, which includes the residential suburbs of Wilmington and Philadelphia. The franchise area to the east is centered on Atlantic City and the neighboring resort communities in Atlantic and Cape May counties, which experience large population increases in the summer months. The impact of the casino gaming industry on the Atlantic City area has resulted in the creation of new jobs and the expansion of the residential and commercial infrastructure necessary to support a developing year-round economy. Atlantic City is experiencing a second wave of development as a result of casino gaming. With the completion of a multipurpose convention center, accompanied by additional casino, hotel and entertainment development, Atlantic City is enhancing its status as a year-round destination resort.

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

     In February, 1999, the Electric Discount and Energy Competition Act (the
Act) was signed into law in New Jersey. This bill created the framework and necessary time schedules for the restructuring of the state's electric and natural gas utilities. The Act established "unbundling", where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and to determine whether basic gas supply service should become competitive.

                                     SJG-3

     SJG received BPU approval of its unbundling proposal in January 2000. In addition to allowing all customers to select their own gas supplier, the approval incented customers to choose a supplier other than SJG with a Market Development Credit (MDC). This credit is available to customers through December 2001. The credit, approximately $2.5 million plus carrying costs, appears on SJG's books as a Deferred Credit. Therefore, the MDC should not materially impact future periods.

     The unbundling proposal also provided SJG with the ability to recover carrying costs on unrecovered remediation costs under the Remediation Adjustment Clause (RAC), while holding the current RAC rate in effect through October 2002. Our RAC rate last changed in September 1999. SJG's Levelized Gas Adjustment Clause (LGAC) was also modified by the unbundling process. Under-recovered gas costs of $11.9 million as of October 31, 1999, and related carrying costs, will be recovered over 3 years. The LGAC for the period starting November 1999, continues to operate as it has in the past.

     The Act also contains numerous provisions requiring the BPU to promulgate and adopt a variety of standards related to implementing the Act. These required standards address fair competition, affiliate relations, accounting, competitive services, supplier licensing, consumer protection and aggregation. In March 2000, the BPU issued Interim Standards in response to the Act. We believe the final standards will not have a material adverse affect on the company.

     Revenue requirements for ratemaking purposes are established on the basis of firm and interruptible sales projections. In January 1997, the BPU granted SJG a total rate increase of $10.3 million. The $6.0 million base rate portion of the increase was based on a 9.62% rate of return on rate base, which included an 11.25% return on common equity. The majority of this increase comes from residential and small commercial customers. Part of the increase is recovered from service fees which charge specific customers for costs they cause SJG to incur. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation (Sharing Formula) increased from $4.0 million to $5.0 million. Later in 1997, the $5.0 million threshold increased by $500,000 -- the annual revenue requirement associated with completing a specific pipeline interconnection. At the end of 1998, the threshold increased by another $2.0 million, with the completion of major construction projects. SJG keeps 100% of pre-tax margins up to the threshold level and 20% of such margins above that level. In October 1998, the BPU approved a revision to the Sharing Formula as part of an agreement to modify SJG's Temperature Adjustment Clause (TAC). The revision credits the first $750,000 above the current threshold level to the LGAC customers. Thereafter, SJG keeps 20% of the pre-tax margins as it has historically. Additional information on regulatory affairs is incorporated by reference to Notes 1, 2, 6, and 12 to SJG's consolidated financial statements for the year ended December 31, 1999. See Item 8.

     SJG Capital Trust, a Delaware statutory trust, is a wholly owned subsidiary of SJG, which had the sole purpose of issuing beneficial interests in its assets (Preferred Securities). The proceeds of selling such Preferred Securities were invested in Deferrable Interest Subordinated Debentures issued by SJG. SJG is the guarantor of such Preferred Securities.

     In 1999, SJG made no public announcement of, or otherwise made public information about, a new product or industry segment that would require the investment of a material amount of the assets of SJG or which otherwise was material.

                                     SJG-4

Raw Materials

     Transportation Contracts and Storage

     SJG has direct connections to two interstate pipeline companies, Transco and Columbia. During 1999, SJG purchased and had delivered approximately
68.2 Bcf of natural gas for distribution to both on-system and off-system customers. Of this total, 52.4 Bcf was transported on the Transco pipeline system and 15.8 Bcf was transported on the Columbia pipeline system. SJG also secures firm transportation and other long term services from four additional pipelines upstream of the Transco and Columbia systems. They include: Columbia Gulf Transmission Company (Columbia Gulf), Sempra Energy Trading Corp. (Sempra), Texas Gas Transmission Corporation (Texas Gas) and Equitrans. Services provided by these upstream pipelines are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above mentioned pipelines are subject to changes as directed by FERC Order No. 636.

     Transco:

     Transco is SJG's largest supplier of long-term gas transmission services. These services include four year-round and one seasonal firm transportation
(FT) service arrangements. When combined, these services enable SJG to purchase from third parties and have delivered to its city gate stations by Transco a total of 159,589 Thousand Cubic Feet of gas per day ("Mcf/d"). The terms of the year-round agreements extend for various periods from 2002 to 2010 while the term of the seasonal agreement extends to 2011.

     SJG also has seven long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 10.1 Bcf. Through these services, SJG can inject gas into storage during periods of low demand and withdraw gas at a rate of up to 86,999 Mcf/d during periods of high demand. The terms of the storage service agreements extend for various periods from 2001 to 2008.

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

     SJG also subscribes to a firm storage service from Columbia, to March 31, 2009, which provides a maximum withdrawal quantity of 51,102 Mcf/d during the winter season with an associated 3,355,557 Mcf of storage capacity.

     Equitrans:

     SJG has a long-term storage service provided by Equitrans, to April 1, 2002, under which up to 500,000 Mcf of gas may be stored during the summer season and up to 4,829 Mcf/d may be withdrawn during the winter season. The gas is delivered to SJG under firm transportation agreements with Equitrans, CNG and Transco.

     Gas Supplies

     SJG has several long-term gas supply agreements with various producers and marketers that expire between 2000 and 2007. Under these agreements, SJG can purchase up to 66,427,914 Mcf of natural gas per year. When advantageous, SJG

                                     SJG-5

can purchase spot supplies of natural gas in place of or in addition to those volumes reserved under long term agreements.

     The following chart shows by percentage the actual sources of purchased gas supply for each of the last three years:

                                      1999      1998      1997
                                     ------    ------    ------

     Long-Term Contract               76.8%     61.8%     73.2%
     Spot                             23.2%     38.2%     26.8%
                                     ------    ------    ------
           Total                     100.0%    100.0%    100.0%


     Supplemental Gas Supplies

     SJG has a long term Liquified Natural Gas (LNG) purchase agreement with a third party provider which extends through October 31, 2000. For the 1999-2000 contract year, SJG's annual contract quantity under the agreement is 186,047 Mcf. LNG purchases under this agreement are transported to SJG's LNG storage facility in McKee City, New Jersey via over-the-road trucks. SJG is currently in the process of securing a new LNG contract to replace the existing deal.

     SJG operates peaking facilities which can store and vaporize LNG for injection into its distribution system. SJG's LNG facility has a storage capacity equivalent to 404,000 Mcf of natural gas and has an installed capacity to vaporize up to 90,000 Mcf of LNG per day for injection into its distribution system.

     SJG also operates a high pressure pipe storage field at its McKee City facility which is capable of storing 12,000 Mcf of gas and injecting up to 10,000 Mcf/d of gas into SJG's distribution system.

     Peak-Day Supply

     SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees F. Gas demand on such a design day was estimated for the 1999-2000 winter season to be 443,198 Mcf versus a design day supply of 460,565 Mcf. On January 17, 2000, SJG experienced its highest peak-day demand of 371,612 Mcf with an average temperature of 12.95 degrees F. In 1999, SJG experienced a peak-day demand of 323,750 Mcf with an average temperature of 22.58 degrees F.

     Gas Prices

     SJG's average commodity cost of gas purchased in 1999 was $2.30 per Mcf.

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

                                     SJG-6

drawing from storage and purchasing supplemental supplies during the heating season. As a result of this seasonality, SJG's revenues and net income are significantly higher during the first and fourth quarters than during the second and third quarters of the year.

Working Capital Practices

     As stated under Seasonal Aspects, SJG buys and stores natural gas during the summer and fall months. These purchases are financed by short-term loans which are significantly reduced during the winter months when gas revenues are higher. Reference is also made to "Liquidity" included in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.

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

Competition

     SJG's franchises are non-exclusive, however, currently no other utility is providing service within its territory. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. The market for natural gas commodity sales is subject to competition as a result of deregulation. Through its tariff, SJG has promoted competition while maintaining its margins. Substantially all of SJG's profits are from the transportation rather than the sale of the commodity. SJG believes it has been a leader in addressing the changing marketplace, while maintaining focus on being a low-cost provider of natural gas and energy services. SJG also competes with other marketers/brokers in the selling of wholesale natural gas services.

Research

     During the last three fiscal years, SJG did not engage in research activities to any material extent.

Environmental Matters

     Information on environmental matters is incorporated by reference to
Note 12 to SJG's consolidated financial statements for the year ended December 31, 1999. See Item 8.

Employees

     SJG had a total of 626 employees as of December 31, 1999.

Financial Information About Foreign and Domestic Operations and Export Sales

     SJG has no foreign operations and export sales are not a part of its business.

                                     SJG-7

                              Item 2.  Properties

     The principal property of SJG consists of its gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG's distribution systems for delivery to customers. As of December 31, 1999, there were approximately 92 miles of mains in the transmission systems and 5,132 miles of mains in the distribution systems.

     SJG owns office and service buildings, including its corporate headquarters, at seven locations in the territory and a liquefied natural gas storage and vaporization facility.

     As of December 31, 1999, the SJG utility plant had a gross book value of $721.3 million and a net book value, after accumulated depreciation, of $529.1 million. In 1999, $47.4 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $6.0 million. Construction and remediation expenditures for 2000 are currently expected to approximate $49.8 million.

     Virtually all of SJG's transmission pipeline, distribution mains and service connections are in streets or highways or on the property of others. The transmission and distribution systems are maintained under franchises or permits or rights-of-way, many of which are perpetual. SJG's properties (other than property specifically excluded) are subject to a lien of mortgage under which its first mortgage bonds are outstanding. We believe these properties are well maintained and in good operating condition.


                           Item 3.  Legal Proceedings

     SJG is subject to claims which arise in the ordinary course of its business and other legal proceedings. We set up reserves when claims become apparent. We also maintain insurance and record probable insurance recoveries relating to outstanding claims. Management of SJG believes that any pending or potential legal proceedings will not materially affect its operations or consolidated financial position.


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

     Cash dividends are usually declared on SJG's common stock on a quarterly basis. SJG is restricted under its First Mortgage Indenture, as supplemented, as to the amount of cash dividends or other distributions that may be paid on its common stock. Retained earnings free of such restriction approximate $56.6 million at December 31, 1999.

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


                                     SJG-9

                        Item 6.  Selected Financial Data

        The following financial data has been obtained from SJG's audited financial statements:


                      (In Thousands Except for Share Data)

                                                         Year Ended December 31,
                                        -------------------------------------------------------
                                           1999       1998       1997       1996       1995
                                        -------------------------------------------------------
Operating Revenues                        $350,921   $299,070   $327,548   $330,335   $282,719
                                        =======================================================

Operating Income                           $44,025    $36,978    $39,996    $38,849    $35,438
                                        =======================================================

Income before Preferred Securities
 Dividend Requirement                       23,466     17,910     22,000     19,389     15,991

Preferred Dividend Requirements:
  Preferred Stock                             (162)      (166)      (170)      (174)      (178)
  Preferred Securities                      (2,922)    (2,922)    (1,932)         0          0
                                        -------------------------------------------------------
Net Income Applicable to Common Stock      $20,382    $14,822    $19,898    $19,215    $15,813
                                        =======================================================

Average Shares of Common Stock
 Outstanding                             2,339,139  2,339,139  2,339,139  2,339,139  2,339,139

Earnings per Common Share                    $8.71      $6.34      $8.51      $8.21      $6.76

Ratio of Earnings to Fixed Charges (1)        2.5x       2.2x       2.6x       2.5x       2.3x

                                                          As of  December 31,
                                        -------------------------------------------------------
                                           1999       1998       1997       1996       1995
                                        -------------------------------------------------------
Property, Plant and Equipment, Net        $530,874   $502,243   $454,239   $421,622   $396,770
                                        =======================================================

Total Assets                              $750,239   $720,136   $649,113   $599,926   $549,950
                                        =======================================================

Capitalization:
  Common Equity (2)                       $182,122   $162,940   $164,785   $134,564   $130,406
  Preferred Stock and Securities (3)        37,044     37,134     37,224      2,314      2,404
  Long-Term Debt                           183,561    194,710    175,860    149,736    156,784
                                        -------------------------------------------------------
      Total                               $402,727   $394,784   $377,869   $286,614   $289,594
                                        =======================================================


(1)   The ratio of earnings to fixed charges represents, on a pre-tax basis, the number of times earnings cover fixed charges.  Earnings consist of net income, to which has been added fixed charges and taxes based on income of the company, excluding the cumulative effect of an accounting change.  Fixed charges consist of interest charges and preferred securities dividend requirements and an interest factor in rentals.

(2)   Included are cash contributions to capital as follows:  1999 - $15.0 million; 1997 - $25.6 million; 1995 - $6.0 million.

(3)   Includes sale in 1997 of $35.0 million Company Guaranteed Mandatorily Redeemable Preferred Securities
      of Subsidiary Trust.

                                     SJG-10

Comparative statistical data related to revenues and gas throughput is as follows:


                                            1999      1998      1997      1996      1995
                                          --------- --------- --------- --------- ---------
Operating Revenues (Thousands):
 Firm
   Residential                            $152,946  $147,274  $176,717  $177,673  $151,720
   Commercial                               35,064    36,328    60,418    70,755    58,135
   Industrial                                4,879     4,175     5,535     7,540     6,014
   Cogeneration & Electric Generation        8,496     8,119     5,249    16,173    15,725
   Firm Transportation                      33,125    24,893    15,966    10,473    13,930
                                          --------- --------- --------- --------- ---------
      Total Firm                           234,510   220,789   263,885   282,614   245,524

 Interruptible                               1,645     2,506     6,085     7,256     6,786
 Interruptible Transportation                1,724     2,598     3,507     2,630     2,778
 Off-System                                104,142    62,578    39,403    28,236    20,360
 Capacity Release & Storage                  4,193     6,031     8,533     4,349     3,374
 Other                                       4,707     4,568     6,135     5,250     3,897
                                          --------- --------- --------- --------- ---------
      Total Operating Revenues            $350,921  $299,070  $327,548  $330,335  $282,719
                                          ========= ========= ========= ========= =========
Throughput (MMcf):
 Firm
   Residential                              17,741    16,979    19,955    21,699    19,573
   Commercial                                4,634     4,826     8,067    10,117     8,945
   Industrial                                  246       348       733     1,238     1,016
   Cogeneration & Electric Generation        2,316     2,373     1,230     5,180     4,860
   Firm Transportation                      25,143    22,336    20,196    12,969    14,417
                                          --------- --------- --------- --------- ---------
      Total Firm Throughput                 50,080    46,862    50,181    51,203    48,811
                                          --------- --------- --------- --------- ---------
 Interruptible                                 383       694     1,345     1,618     1,843
 Interruptible Transportation                3,628     6,049     7,586     5,422     5,888
 Off-System                                 42,480    26,916    14,462     8,571     9,590
 Capacity Release & Storage                 29,247    27,319    36,382    25,460    25,915
                                          --------- --------- --------- --------- ---------
      Total Throughput                     125,818   107,840   109,956    92,274    92,047
                                          ========= ========= ========= ========= =========
Number of Customers at Year End:
   Residential                             254,601   248,210   242,132   236,008   230,446
   Commercial                               18,894    18,457    18,037    17,469    17,179
   Industrial                                  404       398       398       397       397
                                          --------- --------- --------- --------- ---------
      Total Customers                      273,899   267,065   260,567   253,874   248,022
                                          ========= ========= ========= ========= =========
Maximum Daily Sendout (MMcf)                   324       314       355       325       335
                                          ========= ========= ========= ========= =========
Annual Degree Days                           4,468     4,110     4,829     5,175     4,865
                                          ========= ========= ========= ========= =========
Normal Degree Days *                         4,664     4,708     4,728     4,689     4,709
                                          ========= ========= ========= ========= =========

* Average degree days recorded in SJG service territory during 20-year period ended June 30 of prior year.

                                     SJG-11


          Item 7.   Management's Discussion and Analysis of Results of
                       Operations and Financial Condition

Overview

     South Jersey Gas Company (SJG) is a wholly-owned subsidiary of South Jersey Industries, Inc. (SJI). SJG is a regulated natural gas distribution company serving 273,899 customers at December 31, 1999, compared with 267,065 customers at December 31, 1998. SJG also makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system.
In addition, SJG transports natural gas purchased directly from producers or suppliers for our own sales and for some of our customers.

Forward-Looking Statements

     This report contains certain forward-looking statements concerning projected financial and operating performance, future plans and courses of action and future economic conditions. All statements in this report other than statements of historical fact are forward-looking statements. These forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting SJG and involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements. Also, in making forward-looking statements, we assume no duty to update these statements should actual results and events differ from current expectations.

     A number of factors could cause our actual results to differ materially from those anticipated, including, but not limited to the following: general economic conditions on an international, federal, state and local level; weather conditions in our marketing areas; regulatory and court decisions; competition; the availability and cost of capital; our ability to maintain existing and/or establish successful new alliances and joint ventures to take advantage of marketing opportunities; costs and effects of unanticipated legal proceedings, environmental liabilities and Year 2000-related costs or operating problems; and changes in business strategies.

Competition

     SJG's franchises are non-exclusive. Currently, no other utility provides retail gas distribution services within our territory. We do not expect any other utilities to do so in the foreseeable future because of the extensive investment required for utility plant and related costs. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. The market for natural gas sales is subject to competition as a result of deregulation. We enhanced SJG's competitive position while maintaining margins by using an unbundled tariff. This tariff allows full cost of service recovery, except for the variable cost of the gas commodity, when transporting gas for our customers. Under this tariff, SJG profits from transporting, rather than selling, the commodity. SJG's residential, commercial and industrial customers can choose their supplier while we recover the cost of service through transportation service (See Customer Choice Legislation). We believe SJG is a leader in addressing the changing marketplace, while focusing on being a low-cost provider of natural gas and energy services.

Customer Choice Legislation

     Effective January 1, 2000, all residential natural gas customers in New Jersey are able to choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of February 1999. Commercial and industrial customers have had the ability to choose gas suppliers since 1987. SJG's residential customers have been able to choose a gas supplier since April of 1997 under a pilot program. As of December 31, 1999, 35,683 SJG residential customers participated in the program. Customers' bills are reduced for cost of gas charges and applicable taxes. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs and taxes under a BPU-approved fuel clause. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income, financial condition or margins.

                                     SJG-12

Energy Adjustment Clauses

     SJG's tariff includes a Levelized Gas Adjustment Clause (LGAC), a Temperature Adjustment Clause (TAC), a Remediation Adjustment Clause (RAC) and a Demand Side Management Clause (DSMC). These clauses permit us to: adjust customer bills for changes in gas supply costs; reduce the impact of temperature fluctuations on SJG and its customers; recover remediation costs for former gas manufacturing plants; and recover conservation plan costs. The BPU-approved LGAC, RAC and DSMC adjustments match revenues with expenses. TAC adjustments affect revenue, income and cash flows since colder-than-normal weather can generate credits to customers, while warmer-than-normal weather can result in additional billings to customers.

     The BPU approved a revised TAC for SJG, effective October 1998. TAC adjustments had the following impacts on 1999 and 1998 fourth quarter and 12-month net earnings:

                                               1999      1998
                                              ------    ------
     TAC Adjustment Increase to Net Income
      ($ in thousands)

           Quarter Ended 12/31                  $642     $361
           12 Months Ended 12/31              $1,980     $607


     While the revenue and income impacts of TAC adjustments are recorded as incurred, cash inflows or outflows directly attributable to TAC adjustments do not begin until the next TAC year. Each TAC year begins October 1.

Status of Year 2000 Impact

     As of March 27, 2000, we were not aware of any material Y2K-related event affecting either the operational or financial performance of SJG. We continue to regularly monitor the output and performance of our information and operating systems and our suppliers, but do not anticipate any material residual Y2K problems. Total Y2K related costs were $0.53 million.

                             Results of Operations

Operating Revenues

     Revenues increased $51.9 million in 1999 compared with 1998. The primary reasons for the increase were higher off-system sales and 6,834 additional customers. Results also benefited significantly from the revised TAC. These factors more than offset revenue reductions due to the continued migration of firm gas sales to firm transportation. Note, however, that SJG's tariffs are structured so profits are derived from gas transportation, not commodity sales. Consequently, the switch to firm transportation reduced revenues but did not impact profitability. In 1998, revenues decreased $28.5 million primarily due to weather that was 14.9% warmer than 1997. State tax reform and increased firm transportation in lieu of firm gas sales also reduced revenues.

     Weather in 1999 was 8.7% colder than in 1998, but was 4.2% warmer than the 20-year average. Previously, changes in temperatures were typically the single most important factor in explaining revenue fluctuations for comparative periods at SJG. Revisions to our TAC significantly reduced the weather-related volatility in revenues. However, comparisons for the first two quarters of 1999 to the prior year's periods continued to show volatility as 1998 revenues were heavily influenced by weather. Weather during the third quarter of the year historically has minimal impact on SJG's earnings as heating requirements are at their seasonal low point. The fourth quarter of 1999 and 1998 operated under the same TAC. Revenues for 1999 were closely tied to 20-year normal temperatures and not actual weather conditions.

                                     SJG-13

     Total gas throughput increased 16.6% to 125,818 MMcf in 1999. Throughput in 1998 declined 1.9% to 107,840 MMcf compared to 1997. The majority of the 1999 increase was due to increased off-system sales. The 1998 decline was due to weather-related reductions in residential and commercial usage.

Gas Purchased for Resale

     Gas purchased for resale increased $37.6 million in 1999 compared with 1998 due mostly to increased sales volumes, particularly to off-system customers. SJG's gas costs also accounted for a portion of the increase, averaging $2.38/dt in 1999 compared with $2.35/dt in 1998. A $6.3 million decline in 1998 compared with 1997 was due principally to warmer weather and customers switching from gas sales to firm transportation. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its customers. The next contract expiration is in October 2000. We do not anticipate any difficulty renewing or replacing expiring contracts under substantially similar terms and conditions. SJG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $4.8 million per month, recovered on a current basis through the LGAC.

Utility Operations

     Summary of net changes in Utility Operations (in thousands):

                                          1999 vs. 1998    1998 vs. 1997
                                          -------------    -------------

     Production                                  $9              $12
     Transmission                               (47)             110
     Distribution                              (238)              66
     Customer Accounts and Services            (343)             438
     Sales                                      (72)            (147)
     Administration and General               1,438           (1,256)
     Other                                       23              (13)
                                             ------           ------
           Total Net Change                   $(770)           $(790)
                                             ======           ======


     Distribution expenses declined due to improvements in operating practices. These improvements included the implementation of an automated dispatch system and home-based reporting of service personnel. Customer Accounts and Services costs decreased in 1999 principally due to lower bad debt expenses and a corresponding downward adjustment in reserves for uncollectible accounts. The 1998 increase was due principally to an increase in payroll expense. Administrative and General costs increased in 1999 principally due to a change in the way costs are allocated to subsidiaries at the SJI level. The decline in 1998 was primarily due to a $1.5 million death benefit liability recorded in 1997.

Other Operating Expenses

     Summary of principal changes in other consolidated operating expenses (in thousands):

                                          1999 vs. 1998    1998 vs. 1997
                                          -------------    -------------

     Maintenance                               $775            $(200)
     Depreciation                             1,774            1,158
     Income Taxes                             3,199              697
     Other Taxes                                648          (19,981)


                                     SJG-14

     Higher Maintenance costs in 1999 were due primarily to higher levels of amortization of previously deferred environmental remediation expenses. These expenses did not negatively impact net income as they were offset by higher revenue recovery through the RAC (See Notes 2 and 12). Depreciation is higher due to increased investment in property, plant and equipment. Income Tax changes reflect the impact of changes in pre-tax income. Other Taxes decreased in 1998 due to the Energy Tax Reform Act implemented January 1998 (See
Note 5).

Interest Charges

     Interest charges increased in 1999 due to higher average levels of short-and long-term debt outstanding, partially offset by lower average interest rates on debt outstanding during the year. The debt was incurred primarily to support working capital needs and improvements to our gas transmission and distribution system.

Net Income Applicable to Common Stock

     The details affecting the changes in net income and earnings per share are discussed under the appropriate captions above.

Liquidity

     The seasonal nature of gas operations; the timing of construction and remediation expenditures and related permanent financing; as well as mandated tax and sinking fund payment dates create large, short-term cash requirements. These requirements are generally met by cash from operations and short-term lines of credit. We maintain short-term lines of credit with a number of banks, totaling $129 million, of which $10.1 million was available at December 31, 1999. The credit lines are uncommitted and unsecured with interest rates typically available based upon the Federal Funds Rate or London Interbank Offered Rates (LIBOR).

     The changes in cash flows from operating activities (in thousands):

                                            1999 vs. 1998    1998 vs. 1997
                                            -------------    -------------
     Increases/(Decreases):
     Net Income Applicable to Common Stock     $5,560          $(5,076)
     Depreciation and Amortization              2,662            1,147
     Provision for Losses on Accounts
      Receivable                                 (413)              14
     Revenues and Fuel Costs Deferred - Net    (5,163)             101
     Deferred and Non-Current Income Taxes
      and Credits - Net                           357              318
     Environmental Remediation Costs - Net      7,590              350
     Accounts Receivable                       (9,890)          (2,380)
     Inventories                                4,029           (1,591)
     Prepayments and Other Current Assets        (217)             751
     Prepaid and Accrued Taxes - Net           19,397          (13,551)
     Accounts Payable and Other Accrued
      Liabilities                               1,516           (6,278)
     Other - Net                                3,318           (1,106)
                                             --------         --------
           Net Cash Provided by Operating
            Activities                        $28,746         $(27,301)
                                             ========         ========


     Depreciation and Amortization are non-cash charges to income and do not impact cash flow. Changes in depreciation cost reflect the effect of additions and reductions to fixed assets.

                                     SJG-15

     Decreases in Revenues and Fuel Costs Deferred - Net reflect undercollection of fuel costs resulting from increases in natural gas costs and payments or credits to customers for amounts previously overcollected. Increases reflect overcollection of fuel costs or the recovery of previously deferred fuel costs.

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

     Changes in Accounts Receivable are primarily due to higher receivable balances due to off-system sales and the impact of colder weather on SJG's sales volumes. Commodity prices also impact this line item. Changes impact cash flows when receivables are collected in subsequent periods.

     Changes in Inventories reflect the impact of seasonal requirements, temperatures and commodity price changes.

     Changes in Prepaid and Accrued Taxes - Net reflect the impact of differences between taxes paid and accrued. Significant timing differences exist in cash flows during the year. Approximately 50% of SJG's taxes are paid in installments during the first half of the year and the remaining 50% are paid May 15 of each year. SJG uses short-term borrowings to pay taxes, resulting in a temporary increase in short-term debt levels. The carrying costs of timing differences are recognized in base utility rates.

     Changes in Accounts Payable and Other Current Liabilities reflect the impact of timing differences between the accrual and payment of costs.

     Changes in Other - Net reflect numerous changes in non-current assets and liabilities, including accrued deferred income taxes. The majority of the change in 1999 relates to the reclassification of previously deferred costs to Utility Plant.

Regulatory Matters

     Rate Actions

     In February, 1999, the Electric Discount and Energy Competition Act (the
Act) was signed into law in New Jersey. This bill created the framework and necessary time schedules for the restructuring of the state's electric and natural gas utilities. The Act established "unbundling", where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer accounting functions and to determine whether basic gas supply services should become competitive.

     SJG received BPU approval of its unbundling proposal in January 2000. In addition to allowing all customers to select their own gas supplier, the approval incented customers to choose a supplier other than SJG with a Market Development Credit (MDC). This credit is available to customers through December 2001. The credit, approximately $2.5 million plus carrying costs, appears on our books as a Deferred Credit. Therefore, the MDC will not materially impact future periods.

     The unbundling proposal also provided SJG with the ability to recover carrying costs on unrecovered remediation costs under the RAC, while holding the current RAC rate in effect through October 2002. Our RAC rate last changed in September 1999. SJG's LGAC was also modified by the unbundling process. Under-recovered gas costs of $11.9 million as of October 31, 1999, and related carrying costs, will be recovered over 3 years. The LGAC for the period starting November 1999, continues to operate as it has in the past.

                                     SJG-16

     The Act also contains numerous provisions requiring the BPU to promulgate and adopt a variety of standards related to implementing the Act. These required standards address fair competition, affiliate relations, accounting, competitive services, supplier licensing, consumer protection and aggregation. In March 2000, the BPU issued Interim Standards in response to the Act. We believe the final standards will not have a material adverse affect on the company.

     In January 1997, the BPU granted SJG a total rate increase of $10.3 million. The $6 million base rate portion of the increase was based on a 9.62% rate of return on rate base, which included an 11.25% return on common equity. The majority of this increase comes from residential and small commercial customers. We recover the increase from new miscellaneous service fees that charge specific customers for costs they cause us to incur. Additionally, our starting point for sharing pre-tax margins generated by interruptible and off-system sales and transportation (Sharing Formula) increased from $4 million to $5 million. SJG was permitted to keep 100% of pre-tax margins up to the threshold level and 20% of margins above that level. The $5 million threshold increased by $500,000 later in 1997, and in December 1998, the threshold increased an additional $2 million. The increases resulted from completion of major construction projects. In October 1998, the BPU approved a revision to the Sharing Formula as part of an agreement to modify SJG's TAC. The revision credits the first $750,000 above the applicable threshold level to the LGAC customers. Thereafter, SJG keeps 20% of the pre-tax margins as it has historically.

     SJG calculates rates of return by weighting individual capital cost rates by the proportion of each prospective type of capital. This requires selecting appropriate capital structure ratios and determining the cost rate for each capital component as determined in each rate proceeding. In setting a rate of return, the BPU must provide a utility and its investors with a return on invested capital matching the risk so the utility can access capital required to meet its public service responsibility.

     In June 1998, we filed a petition with the BPU requesting a change to the TAC. The request was granted in October 1998. As a result, SJG experiences reduced fluctuations in income when weather is warmer or colder than normal.

     In April 1999, the BPU approved an increase in our appliance service rates, which SJG implemented that month. In June 1999, the BPU authorized SJG to offer additional appliance service contract plans. The new rates and plans are competitive with those of other service providers in New Jersey and are designed to increase earnings and cash flows.

     Environmental Remediation

     SJG has incurred and recorded costs for environmental cleanup of sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. Since the early 1980s, SJG recorded environmental remediation costs of $109.6 million. We spent $58.5 million as of December 31, 1999. With the assistance of an outside consulting firm, we estimate that future costs to clean up the sites will range from $51 million to $161.3 million. We recorded the lower end of this range as a liability. It is reflected on the consolidated balance sheet under the captions, Current Liabilities and Deferred Credits and Other Non-Current Liabilities. SJG did not adjust the accrued liability for future insurance recoveries, which we have been successful in pursuing. We used these proceeds to offset related legal fees and to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations, and site-specific requirements.

     SJG has two regulatory assets associated with environmental costs. The first asset is titled Environmental Remediation Cost: Expended - Net. These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation."

                                     SJG-17

     In September 1999, the BPU approved SJG's request to recover remediation costs at former manufactured gas plant sites as permitted under the RAC. SJG's RAC level increased from $0.0032 per therm to $0.0107 per therm to include all RAC related expenditures made between 1993 and 1998. Consequently, we expect to recover an additional $4.5 million per year for the next 7 years.

     The other asset, titled Environmental Remediation Cost: Liability for Future Expenditures, relates to estimated future expenditures determined under FASB No. 5. This amount, which relates to former manufactured gas plant sites, was recorded as a deferred debit with the corresponding amount reflected on the consolidated balance sheet under the captions, Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The deferred debit is a regulatory asset under FASB No. 71. The BPU's intent, evidenced by its current practice, is to allow SJG to recover the deferred costs after they are spent.

     SJG files with the BPU to recover these costs in rates through its RAC. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of December 31, 1999, SJG's unamortized remediation costs of $25.7 million are reflected on the consolidated balance sheet under the caption, Regulatory and Other Non-Current Assets. Since implementing the RAC in 1992, SJG recovered $21.6 million through rates as of December 31, 1999.

     Other Regulatory Asset Recovery

     Adopting FASB No. 109, "Accounting for Income Taxes," in 1993 primarily resulted in creating a $17.6 million regulatory asset. SJG is recovering the amortization of this asset through rates over 18 years which began in December 1994. Also, SJG adopted FASB No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1993. The BPU provided for partial recovery of costs associated with FASB No. 106 and prescribed continued deferral of unrecovered costs until 1998. Beginning January 1998, the BPU approved full recovery of the net periodic benefit cost as well as recovery of the regulatory asset, amounting to $4.9 million at December 31, 1999, over 15 years.

     Other

     SJG is subject to claims arising in the ordinary course of business and other legal proceedings. We set up reserves when these claims become apparent. SJG also maintains insurance and records probable insurance recoveries relating to outstanding claims.

Financial Risk Management

     Our regulated natural gas business is subject to market risk due to fluctuations in natural gas prices. To hedge against fluctuations, SJG has at times entered into forward contracts. We recover gas costs through the LGAC, and hedge against price fluctuations by using forward contracts.

     To manage these transactions, we have a well-defined risk management policy that includes volumetric and monetary limits. All derivative activities described above are entered into for hedging, not trading, purposes.

Capital Resources

     SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for 1999 amounted to $46.5 million. Net costs for 2000, 2001 and 2002 are estimated at approximately $49.8 million, $45.5 million and $51.9 million, respectively. We will fund these expenditures from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of medium-term notes, capital leases and RAC recoveries and equity infusions from SJI.

                                     SJG-18

     SJI contributed $15.0 million of capital to SJG during 1999.
Contributions of capital are credited to Other Paid-In Capital and Premium on Common Stock.

     In March 1997, SJG sold $35 million of First Mortgage Bonds, 7.7% Series due 2027.

     In May 1997, SJG's Delaware statutory trust subsidiary, SJG Capital Trust (Trust), sold $35 million of 8.35% SJG-Guaranteed Mandatorily Redeemable Preferred Securities. The Trust's only assets are the 8.35% Deferrable Interest Subordinated Debentures issued by SJG maturing April 2037. The Debentures and Preferred Securities are redeemable at SJG's option at a price equal to 100% of the principal amount at any time on or after April 30, 2002.

     In October 1998, SJG issued $30 million of debt under a $100 million Medium-Term Note Program. Notes totaling $10 million were issued at 6.12%, maturing in 2010, and $20 million of notes were issued at 7.125%, maturing in 2018. The net proceeds of these note issuances were used to retire short-term debt and to fund capital expenditures. The Medium-Term Note program had $70 million of availability remaining at December 31, 1999 and remains effective through December 31, 2001.

Other Events

     In August 1999, SJG completed the transition of all meter reading activities to Millennium Account Services, LLP. Millennium began providing meter reading services in southern New Jersey in January 1999. Customers should benefit from reduced meter reading costs.

Inflation

     In the ratemaking process, only the original cost of utility plant is recoverable in revenues as depreciation. The excess cost of utility plant, stated in terms of current cost over the original cost of utility plant, is not presently recoverable. While the ratemaking process gives no recognition to the current cost of replacing utility plant, SJG believes it will be allowed to earn a return on the increased cost of its investment as facilities are replaced.

Summary

     We are confident SJG will have sufficient cash flow to meet its operating, capital and dividend needs and is taking, and will take, such actions necessary to employ its resources effectively.

                                     SJG-19

     Item 7A.  Quantitative and Qualitative Disclosures about Market Risks

     SJG is exposed to interest rate risk and, to a much lesser degree, commodity price risk. Outlined below is a description of these exposures and an explanation as to how we manage these risks.

     Interest Rate Risk - SJG is subject to the risk of fluctuating interest rates in the normal course of business. We manage interest rates through the use of fixed and, to a lesser extent, variable rate debt. For fiscal year 1999, a hypothetical 10% change in interest rates would have resulted in a $0.48 million change in interest costs and earnings before taxes related to variable rate debt.

     Commodity Price Risk - SJG's natural gas businesses is subject to market risk due to fluctuations in natural gas prices. To hedge against fluctuations, SJG has at times entered into forward contracts. SJG recovers gas costs through the LGAC, and hedges against price fluctuations by using forward contracts.


              Item 8.  Financial Statements and Supplementary Data

                          INDEPENDENT AUDITOR'S REPORT

To the Shareholder and Board of Directors of South Jersey Gas Company:

We have audited the consolidated balance sheets of South Jersey Gas Company and subsidiary as of December 31, 1999 and 1998, and the related statements of consolidated income and retained earnings and consolidated cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of South Jersey Gas Company and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania

February 16, 2000


                                     SJG-20

                          SOUTH JERSEY GAS COMPANY AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEETS
                                      (In Thousands)

                                                                               December 31,
                                                                          ----------------------
                                                                             1999        1998
                                                                          ----------  ----------
ASSETS
------

Property, Plant and Equipment:  (Notes 1, 3 & 7)
   Utility Plant, at original cost                                         $721,338    $679,997
     Accumulated Depreciation                                              (192,240)   (179,605)
   Gas Plant Acquisition Adjustment - Net                                     1,776       1,851
                                                                          ----------  ----------
          Property, Plant and Equipment - Net                               530,874     502,243
                                                                          ----------  ----------
Available-for-Sale Securities                                                 1,662         886
                                                                          ----------  ----------
Current Assets:
   Cash and Cash Equivalents (Notes 1 & 9)                                    4,694       3,751
   Accounts Receivable (Notes 2 & 3)                                         37,066      28,770
   Unbilled Revenues (Note 1)                                                21,294      18,998
   Provision for Uncollectibles                                                (932)     (1,032)
   Natural Gas in Storage, average cost                                      26,840      27,619
   Materials and Supplies, average cost                                       4,085       4,051
   Prepaid Taxes (Note 1)                                                     4,069      12,596
   Prepayments and Other Current Assets                                       2,461       2,267
                                                                          ----------  ----------
          Total Current Assets                                               99,577      97,020
                                                                          ----------  ----------
Accounts Receivable - Merchandise                                               684         990
                                                                          ----------  ----------
Regulatory and Other Non-Current Assets:  (Note 1)
   Environmental Remediation Costs:  (Notes 2 & 12)
     Expended - Net                                                          25,702      27,500
     Liability for Future Expenditures                                       51,029      52,939
   Gross Receipts and Franchise Taxes (Note 6)                                3,141       3,585
   Income Taxes - Flowthrough Depreciation (Note 6)                          11,531      13,021
   Deferred Fuel Cost - Net (Notes 1 & 2)                                    13,174       5,509
   Deferred Postretirement Benefit Costs (Note 11)                            4,914       5,522
   Other                                                                      7,951      10,921
                                                                          ----------  ----------
          Total Regulatory and Other Non-Current Assets                     117,442     118,997
                                                                          ----------  ----------
               Total Assets                                                $750,239    $720,136
                                                                          ==========  ==========


The accompanying footnotes are an integral part of the financial statements.

                                     SJG-21


                      SOUTH JERSEY GAS COMPANY AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                                  (In Thousands)

                                                                               December 31,
                                                                          ----------------------
                                                                             1999        1998
                                                                          ----------  ----------
Capitalization and Liabilities
------------------------------
Common Equity:  (Note 10)
   Common Stock, Par Value $2.50 per share:
      Authorized - 4,000,000 shares
      Outstanding - 2,339,139 shares                                         $5,848      $5,848

   Other Paid-In Capital and Premium on Common Stock                        117,817     102,817
   Retained Earnings                                                         58,457      54,275
                                                                          ----------  ----------
          Total Common Equity                                               182,122     162,940
                                                                          ----------  ----------
Preferred Stock and Securities:  (Note 4)
   Redeemable Cumulative Preferred  -  Par Value $100 per share,
   Authorized 45,504 and 46,404 shares, respectively
   Outstanding:
      Series A, 4.7% -  1,200 and  2,100 shares                                 120         210
      Series B, 8% - 19,242 shares                                            1,924       1,924
   Company-Guaranteed Mandatorily Redeemable
    Preferred Securities of Subsidiary Trust
    Par Value $25 per share,  1,400,000 shares
    Authorized and Outstanding                                               35,000      35,000
                                                                          ----------  ----------
          Total Preferred Stock and Securities                               37,044      37,134
                                                                          ----------  ----------
Long-Term Debt (Notes 7 & 8)                                                183,561     194,710
                                                                          ----------  ----------
          Total Capitalization                                              402,727     394,784
                                                                          ----------  ----------
Current Liabilities:
   Notes Payable  (Note 9)                                                  118,900      97,000
   Current Maturities of Long-Term Debt (Note 7)                              8,876       8,876
   Accounts Payable                                                          34,822      40,823
   Customer Deposits                                                          5,386       5,576
   Environmental Remediation Costs (Note 12)                                 12,534       8,752
   Taxes Accrued (Note 2)                                                       634       1,387
   Interest Accrued and Other Current Liabilities                            10,422       7,260
                                                                          ----------  ----------
          Total Current Liabilities                                         191,574     169,674
                                                                          ----------  ----------
Deferred Credits and Other Non-Current Liabilities:
   Deferred Income Taxes - Net (Note 5)                                      93,543      87,358
   Environmental Remediation Costs (Note 12)                                 38,495      44,187
   Pension and Other Postretirement Benefits (Note 11)                       12,303      13,297
   Investment Tax Credits (Note 6)                                            4,849       5,239
   Other                                                                      6,748       5,597
                                                                          ----------  ----------
            Total Deferred Credits and Other Non-Current Liabilities        155,938     155,678
                                                                          ----------  ----------
Commitments and Contingencies (Note 12)

               Total Capitalization and Liabilities                        $750,239    $720,136
                                                                          ==========  ==========


The accompanying footnotes are an integral part of the financial statements.


                                     SJG-22


                         SOUTH JERSEY GAS COMPANY AND SUBSIDIARY
                 STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                         (In Thousands Except for Per Share Data)


                                                             Year Ended December 31,
                                                          ------------------------------
                                                            1999       1998       1997
                                                          ---------  ---------  ---------
Operating Revenues:
   Utility (Notes 1, 2 & 3)                               $347,941   $297,431   $324,766
   Other                                                     2,980      1,639      2,782
                                                          ---------  ---------  ---------
      Total Operating Revenues                             350,921    299,070    327,548
                                                          ---------  ---------  ---------
Operating Expenses:
   Gas Purchased for Resale                                212,460    174,822    181,166
   Utility Operations                                       41,235     40,488     41,265
   Other Operations                                          1,804      1,781      1,794
   Maintenance                                               6,057      5,282      5,482
   Depreciation (Note 1)                                    18,894     17,120     15,962
   Income Taxes (Notes 1, 5 & 6)                            15,455     12,256     11,559
   Other Taxes (Notes 1 & 5)                                10,991     10,343     30,324
                                                          ---------  ---------  ---------
      Total Operating Expenses                             306,896    262,092    287,552
                                                          ---------  ---------  ---------
Operating Income                                            44,025     36,978     39,996

Interest Charges
   Long-Term Debt                                           15,721     15,218     15,165
   Short-Term Debt and Other                                 4,838      3,850      2,831
                                                          ---------  ---------  ---------
      Total Interest Charges                                20,559     19,068     17,996
                                                          ---------  ---------  ---------
Income Before Preferred Dividend Requirements               23,466     17,910     22,000

Preferred Stock Dividend Requirements (Note 4)                 162        166        170
Preferred Securities Dividend Requirements (Note 4)          2,922      2,922      1,932
                                                          ---------  ---------  ---------
Net Income Applicable to Common Stock                       20,382     14,822     19,898
Retained Earnings at Beginning of Year                      54,275     56,120     51,522
                                                          ---------  ---------  ---------
                                                            74,657     70,942     71,420
Dividends Declared - Common Stock                           16,200     16,667     15,300
                                                          ---------  ---------  ---------
Retained Earnings at End of Year (Note 10)                 $58,457    $54,275    $56,120
                                                          =========  =========  =========
Average Shares of Common Stock Outstanding                   2,339      2,339      2,339

Earnings Per Common Share                                    $8.71      $6.34      $8.51
                                                          =========  =========  =========
Dividends Declared Per Common Share                          $6.93      $7.13      $6.54
                                                          =========  =========  =========


The accompanying footnotes are an integral part of the financial statements.


                                     SJG-23

                                 SOUTH JERSEY GAS COMPANY AND SUBSIDIARY
                                  STATEMENTS OF CONSOLIDATED CASH FLOWS
                                             (In Thousands)

                                                                          Year Ended December 31,
                                                                     -----------------------------------
                                                                       1999         1998         1997
                                                                     ---------    ---------    ---------
Cash Flows from Operating Activities:
  Net Income Applicable to Common Stock                               $20,382      $14,822      $19,898

  Adjustments to Reconcile Net Income to Cash Flows
   Provided by Operating Activities:
    Depreciation and Amortization                                      21,676       19,014       17,867
    Provision for Losses on Accounts Receivable                           972        1,385        1,371
    Revenues and Fuel Costs Deferred - Net                             (7,665)      (2,502)      (2,603)
    Deferred and Non-Current Income Taxes and Credits - Net             6,773        6,416        6,098
    Environmental Remediation Costs - Net                               1,798       (5,792)      (6,142)
    Changes in:
      Accounts Receivable                                             (11,664)      (1,774)         606
      Inventories                                                         745       (3,284)      (1,693)
      Prepayments and Other Current Assets                               (194)          23         (728)
      Prepaid and Accrued Taxes - Net                                   7,774      (11,623)       1,928
      Accounts Payable and Other Accrued Liabilities                   (3,029)      (4,545)       1,733
    Other - Net                                                         3,036         (282)         824
                                                                     ---------    ---------    ---------
Net Cash Provided by Operating Activities                              40,604       11,858       39,159
                                                                     ---------    ---------    ---------
Cash Flows from Investing Activities:
  Purchase of Available-for-Sale Securities                              (776)        (886)           -
  Capital Expenditures, Cost of Removal and Salvage                   (48,346)     (65,824)     (49,462)
                                                                     ---------    ---------    ---------
Net Cash Used in Investing Activities                                 (49,122)     (66,710)     (49,462)
                                                                     ---------    ---------    ---------
Cash Flows from Financing Activities:
  Net Borrowing from (Repayments of) Lines of Credit                   21,900       51,100      (62,400)
  Proceeds from Issuance of Long-Term Debt                                  -       30,000       35,000
  Principal Repayments of Long-Term Debt                              (11,149)     (11,150)      (6,603)
  Dividends on Common Stock                                           (16,200)     (16,667)     (15,300)
  Proceeds from Issuance of Preferred Securities                            -            -       35,000
  Repurchase of Preferred Stock                                           (90)         (90)         (90)
  Payments for Issuance of Long-Term Debt and Preferred Securities          -         (557)      (2,429)
  Additional Investment by Shareholder                                 15,000            -       25,623
                                                                     ---------    ---------    ---------
Net Cash Provided by Financing Activities                               9,461       52,636        8,801
                                                                     ---------    ---------    ---------
Net Increase(Decrease) in Cash and Cash Equivalents                       943       (2,216)      (1,502)
Cash and Cash Equivalents at Beginning of Year                          3,751        5,967        7,469
                                                                     ---------    ---------    ---------
Cash and Cash Equivalents at End of Year                               $4,694       $3,751       $5,967
                                                                     =========    =========    =========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest (Net of Amounts Applicable to LGAC
     Overcollections and Amounts Capitalized)                         $25,098      $21,614      $18,268
    Income Taxes (Net of Refunds)                                      $4,820      $12,037       $4,382



The accompanying footnotes are an integral part of the financial statements.


                                     SJG-24


                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         The BPU allows SJG to recover the excess cost of gas sold over the cost included in base rates through the Levelized Gas Adjustment Clause (LGAC). We collect these costs on a forecasted basis upon BPU order. SJG defers under- or over-recoveries of gas costs and includes them in the following year's LGAC. We pay interest on overcollected LGAC balances based on SJG's return on rate base determined in base rate proceedings (See Note 2).

         SJG's tariff also includes a Temperature Adjustment Clause (TAC), a Remediation Adjustment Clause (RAC) and a Demand Side Management Clause
    (DSMC). Our TAC reduces the impact of temperature fluctuations on SJG and its customers. The RAC recovers remediation costs of former gas manufacturing plants and the DSMC recovers costs associated with our conservation plan. TAC adjustments affect revenue, income and cash flows since colder-than-normal weather can generate credits to customers, while warmer-than-normal weather during the winter season can result in additional billings. RAC adjustments do not directly affect earnings because we defer and recover these costs through rates over 7-year amortization periods (See Notes 2 & 12). DSMC adjustments are not significant and do not affect earnings.

         Property, Plant & Equipment - For regulatory purposes, utility plant is stated at original cost. The cost of adding, replacing and renewing property is charged to the appropriate plant account.

                                     SJG-25

                                                1999            1998
                                              --------        --------
         Utility Plant:

         Production Plant                     $    967        $    967
         Storage Plant                           8,522           8,467
         Transmission Plant                     95,175          88,135
         Distribution Plant                    588,479         553,227
         General Plant                          25,068          25,417
         Intangible Plant                          267             267
                                              --------        --------
              Utility Plant in Service         718,478         676,480

         Construction Work in Progress           1,538           2,195
         Gas Stored - Base Gas                   1,322           1,322
                                              --------        --------
              Total Utility Plant             $721,338        $679,997
                                              ========        ========


         Depreciation and Amortization - We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.8% in 1999, 1998 and 1997. Except for extraordinary retirements, accumulated depreciation is charged with the cost of depreciable utility property retired, and removal costs less salvage.
    The gas plant acquisition adjustment is amortized on a straight-line basis over 40 years. The unamortized balance of $1.8 million at December 31, 1999, is not included in the rate base.

          New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the first quarter of our fiscal year ending December 31, 2001. This statement establishes accounting and reporting standards for derivative instruments, including those embedded in other contracts, and for hedging activities. It requires recognizing derivatives as assets or liabilities at fair value on the balance sheet. We are currently evaluating the effects of FASB No. 133 on the Company's financial condition and results of operations, which will vary based on our use of derivative instruments at the time of adoption.

         Income and Other Taxes - Deferred Income Taxes are provided for all significant temporary differences between book and taxable income (See Notes 5 & 6).

         New Jersey adopted legislation reforming energy taxation in 1997. The law eliminated the Gross Receipts & Franchise Tax (GRAFT) of approximately 13% of utility revenue, replacing it with a combination of taxes. Beginning January 1, 1998, retail sales and transportation of natural gas, electricity and utility services are subject to the 6% State Sales and Use Tax (SUT). Gas and electric utilities are also subject to the 9% State Corporation Business Tax (CBT). To bridge the revenue gap the law created, the State imposed a Transitional Energy Facilities Assessment (TEFA) on gas volumes sold and transported. The TEFA is being phased out over 5 years beginning January 1, 1999. The revised tax policy is expected to eliminate tax differences between utility and non-utility suppliers, providing fair competition and lower energy costs for consumers. The legislation requires SJG to prepay taxes which, depending on weather, may not materialize as expense during that same year. Any remaining balance of these prepayments is settled up in the subsequent year. Additionally, the SUT is not included in reported utility revenues or tax expense, as GRAFT was previously. Therefore, there are equal reductions in these line items on the statements of consolidated income (See Note 5).

         Statements of Cash Flows - For purposes of reporting cash flows, highly liquid investments with original maturities of 3 months or less are considered cash equivalents.

                                     SJG-26

2.  RECENT REGULATORY ACTIONS:

         In January 1997, the BPU granted SJG a total rate increase of $10.3 million. The $6.0 million base rate portion of the increase was based on a 9.62% rate of return on rate base, which included an 11.25% return on common equity. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation (Sharing Formula) increased from $4.0 million to $5.0 million. With the completion of major construction projects, this $5.0 million threshold increased by $500,000 in 1997 and by another $2.0 million in 1998. SJG keeps 100% of pre-tax margins up to the threshold level and 20% of such margins above that level. In October 1998, the BPU approved a revision to the Sharing Formula as part of an agreement to modify SJG's TAC. The revision credits the first $750,000 above the current threshold level to the LGAC customers. Thereafter, SJG keeps 20% of the pre-tax margins as it has historically.

         As part of the tariff changes approved in the rate case, SJG began its pilot program in April 1997, giving residential customers a choice of gas supplier. During the initial enrollment period, nearly 13,000 residential customers applied for this service. The BPU subsequently expanded the number of potential participants to 50,000 and, as of December 31, 1999, enrollment totaled 35,683. Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their supplier, lifting the previously existing cap of 50,000 residential customers. Participants' bills are reduced for cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in gas costs and taxes under SJG's BPU-approved fuel clause. While the program reduces utility revenues, it does not affect SJI's net income, financial condition or margins.

        In June 1998, SJG filed a petition with the BPU requesting a change to the TAC. The request was granted in October 1998. As a result, SJG experiences reduced fluctuations in income when weather is warmer or colder than normal.

        In August 1998, SJG filed with the BPU to recover increased remediation costs expended from August 1995 through July 1998. In September 1999, the BPU approved the requested annual recovery level of $6.5 million. This represents an annual increase of approximately $4.5 million over the recovery previously included in rates. In July 1999, SJG filed its annual RAC with the BPU requesting recovery of carrying costs on unrecovered remediation costs and proposed no change in the current RAC rate for the next 3 years. In January 2000, the BPU approved the recovery of carrying costs on unrecovered remediation costs and SJG's proposal to keep its current RAC rate in effect through October, 2002.

        In September 1998, SJG filed its annual LGAC, TAC and DSMC with the BPU. The LGAC and DSMC cover the period November 1 through October 31 of each year. The TAC period runs from October 1 through May 31. In May 1999, the BPU approved a $7.1 million increase in rates as part of this filing, which included the results of the previous two annual filings. We are currently in the process of preparing the 1999 annual filing which should be made with the BPU during the first quarter of 2000.

        In February 1999, the Electric Discount and Energy Competition Act became law. This law established "unbundling", where redesigned utility rate structures allow natural gas & electric consumers to choose their energy supplier. SJG filed its unbundling proposal in April 1999 and received final BPU approval in January 2000.

        In addition to allowing all customers to select their own supplier effective January 10, 2000, the unbundling approval also created an incentive to customers to select a supplier, other than SJG, in the form of a Market Development Credit (MDC). This credit will be provided to customers over the next two years and will approximate $2.5 million plus carrying costs through December 2001. The majority of this credit was provided for on SJG's books as a Deferred Credit. Therefore, the impact of the MDC will not materially impact future periods.

                                     SJG-27

        Also included in the proposal was the approved recovery of carrying costs on the RAC, as previously discussed, and a modification to SJG's LGAC. Under-recovered gas costs of $11.9 million as of October 31, 1999, and carrying costs thereon, will be recovered over a 3 years. The LGAC for the period starting November 1999, will continue to operate as it has in the past (See Note 1).

3.  RELATED PARTY TRANSACTIONS:

         SJG had contracted with R & T Group, Inc. (R&T), a wholly owned subsidiary of SJI, for general utility construction and environmental remediation services costing approximately $1.9 million for the year ended December 31, 1997. SJI discontinued the operations and sold the assets of R&T during the first half of 1997.

         SJG sells natural gas for resale to South Jersey Energy Company (SJE), SJI's wholly owned subsidiary. These sales comply with Section 284.402 of the Regulations of the Federal Energy Regulatory Commission (FERC). Sales to SJE were approximately $5,172,500, $970,200, and $48,200 for the years ended December 31, 1999, 1998, and 1997, respectively. The amount due from SJE relating to these sales was $511,700 and $354,900 at December 31, 1999 and 1998, respectively.

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

         Mandatorily Redeemable Preferred Securities - In May 1997, SJG's statutory trust subsidiary, SJG Capital Trust (Trust), sold $35 million of 8.35% SJG-Guaranteed Mandatorily Redeemable Preferred Securities. The Trust's only assets are the 8.35% Deferrable Interest Subordinated Debentures issued by SJG maturing April, 2037. This is also the maturity date of the Preferred Securities. The Debentures and Preferred Securities are redeemable at SJG's option at a price equal to 100% of the principal amount at any time on or after April 30, 2002.

5.  INCOME AND OTHER TAXES:

         SJG is included in the consolidated Federal income tax return filed by SJI. The actual taxes, including credits, are allocated by SJI to its subsidiaries generally on a separate return basis. Total income taxes applicable to operations differs from the tax that would have resulted by applying the statutory Federal Income Tax rate to pre-tax income for the following reasons (in thousands):

                                                   1999      1998      1997
                                                 -------   -------   -------
    Tax at Statutory Rate                        $11,255   $ 8,441   $11,069
    Increase (Decrease) Resulting from:
       State Income Taxes                          3,841     3,126         -
       Amortization of Investment
          Tax Credits (ITC)                         (390)     (393)     (393)
       Tax Depreciation Under Book
          Depreciation on Utility Plant              664       664       664
       Other - Net                                    85       418       219
                                                 -------   -------   -------
    Income Taxes                                 $15,455   $12,256   $11,559
                                                 =======   =======   =======

                                     SJG-28

        The provision for Income Taxes is comprised of the following (in thousands):
                                                   1999      1998      1997
                                                 -------   -------   -------
    Current:
       Federal                                   $ 5,490   $ 3,637   $ 5,461
       State                                       3,189     2,204         -
                                                 -------   -------   -------
          Total Current                            8,679     5,841     5,461
                                                 -------   -------   -------
    Deferred:
       Federal -
          Excess of Tax Depreciation Over
             Book Depreciation - Net               5,479     5,305     4,496
          Deferred Fuel Costs                      1,909     1,397       349
          Environmental Remediation Costs - Net   (1,087)    1,962     2,017
          Alternative Minimum Tax                    589    (2,622)        -
          Other - Net                               (149)     (174)     (371)
       State                                         425       940         -
                                                 -------   -------   -------
          Total Deferred                           7,166     6,808     6,491

    ITC                                             (390)     (393)     (393)
                                                 -------   -------   -------
          Income Taxes                           $15,455   $12,256   $11,559
                                                 =======   =======   =======


         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of SJG's net deferred tax liability at December 31 are (in thousands):

                                                             1999      1998
                                                           -------   -------
    Deferred Tax Liabilities:
       Tax Depreciation Over Book Depreciation             $70,263   $66,865
       Between Book and Tax Basis of Property                6,478     5,952
       Deferred Fuel Costs                                   9,235     6,835
       Deferred Regulatory Costs                             1,301       727
       Environmental Remediation Costs                       8,778    10,062
       Excess Protected                                      3,355     3,420
       GRAFT                                                 1,022     1,214
       Other                                                   442       710
                                                           -------   -------
         Total Deferred Tax Liabilities                    100,874    95,785
                                                           -------   -------
    Deferred Tax Assets:
       Alternative Minimum Tax                               1,663     3,465
       ITC Basis Gross Up                                    2,601     2,802
       Deferred State Taxes                                    705       167
       Other                                                 2,362     1,993
                                                           -------   -------
          Total Deferred Tax Assets                          7,331     8,427
                                                           -------   -------
          Net Deferred Tax Liability                       $93,543   $87,358
                                                           =======   =======


         As of December 31, 1999 and 1998, income taxes due from(to) SJI were approximately $1.5 and $3.4 million, respectively.

                                     SJG-29

        The significant components of Other Taxes are (in thousands):

                                                   1999      1998      1997
                                                 -------   -------   -------
    TEFA                                        $ 7,637   $ 7,378   $     -
    GRAFT                                            197       123    27,361
    Other                                          3,157     2,842     2,963
                                                 -------   -------   -------
       Total Other Taxes                         $10,991   $10,343   $30,324
                                                 =======   =======   =======


         During 1999 and 1998, SJG recorded an additional $13.4 and $12.0 million, respectively, for SUT on utility services through its consolidated balance sheet. As an agent for the collection of SUT, we exclude these amounts from reported revenues and tax expense (See Note 1).

6.  REGULATORY ASSETS AND DEFERRED CREDITS - FEDERAL AND OTHER TAXES:

         The primary asset created by adopting FASB No. 109, "Accounting for Income Taxes," was Income Taxes - Flowthrough Depreciation in the amount of $17.6 million as of January 1, 1993. This amount represented excess federal tax depreciation over book depreciation on utility plant because of temporary differences for which, prior to FASB No. 109, deferred taxes previously were not provided. SJG previously flowed these tax benefits through to ratepayers. SJG is recovering the amortization of the regulatory asset through rates over 18 years which began in December 1994.

         The ITC attributable to SJG was deferred and continues to be amortized at the annual rate of 3%, which approximates the life of related assets.

         SJG deferred $11.8 million resulting from a change in the basis for accruing GRAFT in 1978, and is amortizing it on a straight-line basis to operations over 30 years beginning that same year.

7.  LONG-TERM DEBT:  (A)
                                                         Principal Outstanding
                                                              December 31,
                                                             (In Thousands)
                                                             1999      1998
                                                           --------  --------
    First Mortgage Bonds:  (B)
       8.19%  Series due 2007                              $ 18,181  $ 20,454
      10.25%  Series due 2008                                15,908    20,454
       9%     Series due 2010                                24,062    26,250
       6.12%  Series due 2010 (C)                            10,000    10,000
       6.95%  Series due 2013                                35,000    35,000
       7.125% Series due 2018 (C)                            20,000    20,000
       7.7%   Series due 2027                                35,000    35,000
    Unsecured Notes:
       Term Note, 8.47% due 2001                              4,286     6,428
       Debenture Notes, 8.6% due 2010                        30,000    30,000
                                                           --------  --------
Total Long-Term Debt Outstanding                            192,437   203,586

    Less Current Maturities                                   8,876     8,876
                                                           --------  --------
    Long-Term Debt                                         $183,561  $194,710
                                                           ========  ========


    (A) Long-Term Debt Maturities and Sinking Fund Requirements for the succeeding five years are as follows: 2000, $8,876; 2001, $11,876; 2002, $9,734; 2003, $12,884; and 2004, $12,884.

                                     SJG-30

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

    (C) On October 21, 1998, SJG issued $30 million of debt under a Medium Term Note Program established October 5, 1998. A total of $100 million is authorized to be issued under this program through December 2001.

8.  FINANCIAL INSTRUMENTS:

         Long-Term Debt - The fair values of SJG's long-term debt, including current maturities, as of December 31, 1999 and 1998, are estimated to be $190.1 million and $227.0 million, respectively. Carrying amounts are $192.4 million and $203.6 million, respectively. The estimates are based on the interest rates available to SJG at the end of each year for debt with similar terms and maturities. SJG retires debt when it is cost effective as permitted by the debt agreements.

         Other Financial Instruments - The carrying amounts of SJG's other financial instruments approximate their fair values at December 31, 1999 and 1998.

9.  UNUSED LINES OF CREDIT AND COMPENSATING BALANCES:

         Unused lines of credit available at December 31, 1999, were $10.1 million. Borrowings under these lines of credit are at market rates. The weighted borrowing cost, which changes daily, was 6.45% and 5.81% at December 31, 1999 and 1998, respectively. Demand deposits are maintained with lending banks on an informal basis and do not constitute compensating balances.

10. RETAINED EARNINGS:

         Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on SJG's common stock. SJG's retained earnings, which is free of these restrictions, was approximately $56.6 million as of December 31, 1999.

         SJG received an equity infusion of $5.25 million from SJI on June 30, 1999. On July 30, 1999, SJI contributed an additional $9.75 million of equity capital to SJG. Future equity contributions will occur on an as needed basis.

11. PENSIONS & OTHER POSTRETIREMENT BENEFITS:

         SJG participates in the defined benefit retirement plans of SJI. The pension plans provide annuity payments to substantially all full-time, regular employees upon retirement. The other postretirement benefit plans provide health care and life insurance benefits to some retirees.

         The BPU authorized SJG to recover costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with FASB No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Amounts accrued prior to that authorization were deferred and are being amortized as allowed by the BPU. The unamortized balance amounting to $4.9 million at December 31, 1999, is recoverable in rates. We are amortizing this amount over 15 years which started January 1998.

                                     SJG-31

         Net periodic benefit cost related to the pension and other postretirement benefit insurance plans, consisted of the following components (in thousands):

                                     Pension Benefits        Other Benefits
                                   1999    1998    1997    1999    1998   1997
                                  ------  ------  ------  ------  ------ ------
    Service cost                  $2,184  $1,850  $1,858  $1,064  $  882 $  963
    Interest cost                  4,071   3,814   3,598   1,551   1,457  1,540
    Expected return on
       plan assets                (4,139) (3,742) (3,171)   (675)   (417)  (272)
    Amortization of
       transition obligation          87      87      87     755     779    779
    Amortization of loss
       (gain) and other              398     258     292       -      (9)     -
                                  ------  ------  ------  ------  ------ ------
        Net periodic benefit cost $2,601  $2,267  $2,664  $2,695  $2,692 $3,010
                                  ======  ======  ======  ======  ====== ======


         A reconciliation of the Plans' benefit obligations, fair value of plan assets, funded status and amounts recognized in SJG's consolidated balance sheets follows (in thousands):

                                         Pension Benefits     Other Benefits
                                          1999      1998      1999      1998
                                        -------   --------  --------  --------
    Change in Benefit Obligation:

    Benefit obligation at
      beginning of year                 $ 59,331  $ 50,210  $ 23,637  $ 23,428
       Service cost                        2,184     1,850     1,064       882
       Interest cost                       4,071     3,814     1,551     1,457
       Plan amendments                        -         -         -         -
       Actuarial (gain) loss and other    (8,113)    5,495    (3,503)   (1,412)
       Benefits paid                      (2,282)   (2,038)     (655)     (718)
                                        --------  --------  --------  --------
    Benefit obligation at end of year   $ 55,191  $ 59,331  $ 22,094  $ 23,637
                                        ========  ========  ========  ========

    Change in Plan Assets:
    Fair value of plan assets at
      beginning of year                 $ 43,937  $ 41,993  $  6,972  $  4,403
       Actual return on plan assets        4,791     2,466       392       568
       Employer contributions              2,458     1,516     2,763     2,719
       Benefits paid                      (2,282)   (2,038)     (655)     (718)
                                        --------  --------  --------  --------
    Fair value of plan assets at
      end of year                       $ 48,904  $ 43,937  $  9,472  $  6,972
                                        ========  ========  ========  ========

    Funded status                       $ (6,287) $(15,394) $(12,622) $(16,665)
       Unrecognized prior service cost     2,327     2,552         -         -
       Unrecognized net transition
         obligation                          348       435     9,823    10,579
       Unrecognized net loss (gain)
         and other                           303     9,240    (3,670)     (451)
                                        --------  --------  --------  --------
    Accrued net benefit cost at
      end of year                       $ (3,309) $ (3,167) $ (6,469) $ (6,537)
                                        ========  ========  ========  ========


         The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets as of December 31, 1998, were $35.2

                                     SJG-32

    million, $28.4 million, and $26.2 million, respectively. As of December 31, 1999, the accumulated benefit obligations did not exceed plan assets.

         Assumptions used in the accounting for these plans were:

                                         Pension Benefits     Other Benefits
                                          1999      1998      1999      1998
                                        -------   --------  --------  --------

    Discount rate                         7.75%     6.75%     7.75%     6.75%
    Expected return on plan assets        9.00%     9.00%     9.00%     9.00%
    Rate of compensation increase         4.60%     4.10%        -         -


         The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation as of December 31, 1999, are:
    Medical and Drug - 6.0% in 1999 for participants age 65 or older, grading to 5.5% in 2001, and 7.5% in 1999 for participants under age 65, grading to 5.5% in 2005. Dental - 7.0% in 1999, grading to 5.5% in 2005.

        A 1% change in the assumed health care cost trend rates for SJG's postretirement health care plans in 1999 would have the following effects (in thousands):

                                                    1% Increase   1% Decrease
                                                    -----------   -----------
    Effect on the aggregate of the service
       and interest cost components                   $   443       $  (356)

    Effect on the postretirement benefit obligation   $ 2,989       $(2,451)

12. COMMITMENTS AND CONTINGENCIES:

         Construction and Environmental Commitments - SJG's estimated net cost of construction and environmental remediation programs for 2000 totals $49.8 million. Commitments were made regarding some of these programs.

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

         Pending Litigation - SJG is subject to claims arising from the ordinary course of business and other legal proceedings. We set up reserves when these claims become apparent. We also maintain insurance and record probable insurance recoveries relating to outstanding claims.

         Environmental Remediation Costs - SJG incurred and recorded costs for environmental clean up of sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s.

         Since the early 1980s, SJG recorded environmental remediation costs of $109.6 million, of which $58.5 million was spent as of December 31, 1999. With the assistance of an outside consulting firm, we estimate that future costs to clean up SJG's sites will range from $51.0 million to $161.3 million. We recorded the lower end of this range as a liability. It is reflected on the 1999 consolidated balance sheet under the captions Current

                                     SJG-33

    Liabilities and Deferred Credits and Other Non-Current Liabilities (See Note
    1). SJG did not adjust the accrued liability for future insurance recoveries, which we have been successful in pursuing. We used these proceeds to offset related legal fees and to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

         SJG has two regulatory assets associated with environmental cost. The first asset is titled Environmental Remediation Cost: Expended - Net. These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB No.
    71, "Accounting for the Effects of Certain Types of Regulation." The BPU allows SJG to recover expenditures through July 1998 and petitions to recover costs through July 1999 are pending (See Note 2).

         The other asset titled Environmental Remediation Cost: Liability for Future Expenditures relates to estimated future expenditures determined under the guidance of FASB No. 5, "Accounting for Contingencies." This amount, which relates to former manufactured gas plant sites, was recorded as a deferred debit with the corresponding amount reflected on the consolidating balance sheet under the captions, Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The deferred debit is a regulatory asset under FASB No. 71. The BPU's intent, evidenced by current practice, is to allow SJG to recover the deferred costs after they are spent.

         SJG files with the BPU to recover these costs in rates through its RAC. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of December 31, 1999, SJG's unamortized remediation costs of $25.7 million are reflected on the consolidated balance sheet under the caption Regulatory and Other Non-Current Assets. Since implementing the RAC in 1992, SJG recovered $21.6 million through rates as of December 31, 1999 (See Note 2).



                                     SJG-34

13.     QUARTERLY RESULTS OF OPERATIONS - UNAUDITED:

        The summarized quarterly results of SJG's operations, in thousands except for per share amounts:

                                           1999 Quarter Ended                          1998 Quarter Ended
                               ------------------------------------------  ------------------------------------------
                               March 31    June 30   Sept. 30    Dec. 31   March 31    June 30   Sept. 30    Dec. 31
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Operating Revenues             $135,082    $66,650    $51,693    $97,496   $108,485    $52,219    $43,517    $94,849
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Operating Expenses:
 Operation and Maintenance
  Including Fixed Charges        99,118     64,348     57,385     80,159     81,336     50,813     47,378     79,033
 Income Taxes                    12,718        127     (2,990)     5,600      9,672       (223)    (2,329)     5,136
 Other Taxes                      4,456      1,832      1,492      3,211      3,884      1,994      1,576      2,889
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (Loss) before
 Preferred Dividend
 Requirements                    18,790        343     (4,194)     8,526     13,593       (365)    (3,108)     7,791

Preferred Dividend
 Requirements                       772        772        769        770        773        772        771        773
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net Income (Loss) Applicable
 to Common Stock                $18,018      ($429)   ($4,963)    $7,756    $12,820    ($1,137)   ($3,879)    $7,018
                               =========  =========  =========  =========  =========  =========  =========  =========
Earnings Per Common
 Share (Based on Average
  Shares Outstanding):(1)         $7.70     ($0.18)    ($2.12)     $3.32      $5.48     ($0.49)    ($1.66)     $3.00
                               =========  =========  =========  =========  =========  =========  =========  =========
Average Shares Outstanding        2,339      2,339      2,339      2,339      2,339      2,339      2,339      2,339


(1) The sum of the quarters for 1999 and 1998 does not equal the year's total due to rounding.

NOTE:  Because of the seasonal nature of the business, statements for the 3-month periods are not indicative of the results for a full year.






            Item 9.  Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure

                                      None



                                     SJG-35


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


                                     SJG-36


                                     PART IV

    Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) Listed below are all financial statements and schedules filed as part of this report:

        1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte & Touche LLP, dated February 16, 2000. See Item 8.

        2 - Supplementary Financial Information

        Supplemental Schedules as of December 31, 1999, 1998 and 1997 and for the three years ended December 31, 1999, 1998, and 1997:

        The Independent Auditors' Report of Deloitte & Touche LLP, Auditors of the Company. See Item 8.

        Schedule II - Valuation and Qualifying Accounts.  See page 46.

        All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

        3 - See Item 14(c)(13)

(b)     Reports on Form 8-K - None.

(c) List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).

Exhibit
Number                       Description/Reference

(3)(a)        Certificate of Incorporation of South Jersey Gas Company.
              Incorporated by reference from Exhibit (3)(a) of Form 10 filed March 7, 1997.

(3)(b) Bylaws of South Jersey Gas Company, as amended and restated through June 19, 1998. Incorporated by reference from Exhibit
              (3)(b) of Form 10-K for 1998 (1-6364).

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

                                     SJG-37

Exhibit
Number                       Description/Reference

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

(4)(d)(iii) Form of Preferred Security for SJG Capital Trust. Incorporated by reference from Exhibit 4(a) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (33 3-24065).

(4)(d)(iv) Form of Deferrable Interest Subordinated Debenture. Incorporated by reference from Exhibit 4(b) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (33 3-24065).

                                     SJG-38

Exhibit
Number                       Description/Reference

(4)(d)(v) Form of Deferrable Interest Subordinated Debenture. Incorporated by reference from Exhibit 4(c) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (33 3-24065).

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

                                     SJG-39

Exhibit
Number                       Description/Reference

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

(10)(g)(iv) Assignment agreement capacity and service rights (FTS-2) between South Jersey Gas Company and Columbia Gulf Transmission Company dated November 1, 1993. Incorporated by reference from Exhibit (10)(k)(i) of Form 10-K of SJI for 1993 ( 1-6364).

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

                                     SJG-40

Exhibit
Number                       Description/Reference

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

(10)(h)(i)* Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994. Incorporated by referen ce from Exhibit
              (10)(l) of Form 10-K of SJI for 1994 (1-6364).

(10)(h)(ii)* Form of Deferred Compensation Agreement between South Jersey Industries, Inc. and/or a subsidiary and seven of its officers. Incorporated by reference from Exhibit (10)(j)(a) of Form 10-K of SJI for 1980 (1-6364).

(10)(h)(iii)* Schedule of Deferred Compensation Agreements. Incorporated by
              reference from Exhibit (10)(l)(b) of Form 10-K of SJI for 1997 (1-6364).

(10)(h)(iv)* Supplemental Executive Retirement Program, as amended and restated effective July 1, 1997, and Form of Agreement between certain South Jersey Industries, Inc. or subsidiary Company officers. Incorporated by reference from Exhibit (10)(l)(i) of Form 10-K of SJI for 1997 (1-6364).

(10)(h)(v)* Form of Officer Employment Agreement between certain officers and either South Jersey Industries, Inc. or its subsidiaries. Incorporated by reference from Exhibit (10)(l)(d) of Form 10-K of SJI for 1994 (1-6364).

(10)(h)(vi)* Schedule of Officer Employment Agreements. Incorporated by reference from Exhibit (10)(l)(e) of Form 10-K of SJI for 1998 (1-6364).

(10)(h)(vii)* Officer Severance Benefit Program for all officers. Incorporated by reference from Exhibit (10)(l)(g) of Form 10-K of SJI for 1985 (1-6364).

                                     SJG-41

Exhibit
Number                       Description/Reference

(10)(h)(viii)* Discretionary Incentive Bonus Program for all officers and management employees. Incorporated by reference from Exhibit
               (10)(l)(h) of Form 10-K of SJI for 1985 (1-6364).

(10)(h)(ix)* The 1987 Stock Option and Stock Appreciation Rights Plan including Form of Agreement. Incorporated by reference from Exhibit
              (10)(l)(i) of Form 10-K of SJI for 1987 (1-6364).

(12) Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).

(21)          Subsidiaries of the Registrant (filed herewith).

(23)          Independent Auditors' Consent (filed herewith).

(24)          Power of Attorney (filed herewith).

(27) Financial Data Schedule (submitted only in electronic format to the Securities and Exchange Commission).


* Constitutes a management contract or a compensatory plan or arrangement.

                                     SJG-42


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

                               Date    March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                           Title                      Date


/s/ Charles Biscieglia          President and CEO                March 30, 2000
(Charles Biscieglia)



/s/ David A. Kindlick           Senior Vice President, Finance   March 30, 2000
(David A. Kindlick)              & Rates
                                (Principal Financial Officer)



/s/ William J. Smethurst, Jr.   Vice President and Treasurer     March 30, 2000
(William J. Smethurst, Jr.)     (Principal Accounting Officer)



/s/ George L. Baulig            Senior Vice President &          March 30, 2000
(George L. Baulig)               Corporate Secretary



/s/ Shirli M. Billings          Director                         March 30, 2000
(Shirli M. Billings)



/s/ Sheila H. Coco              Director                         March 30, 2000
(Sheila H. Coco)


                                     SJG-43


      Signature                           Title                      Date



/s/ Richard L. Dunham           Director                         March 30, 2000
(Richard L. Dunham)



/s/ Clarence D. McCormick       Director                         March 30, 2000
(Clarence D. McCormick)



/s/ Frederick R. Raring         Director                         March 30, 2000
(Federick R.  Raring)



                                     SJG-44



                          INDEPENDENT AUDITORS' REPORT


To the Shareholder and Board of Directors of South Jersey Gas Company:


     We have audited the consolidated financial statements of South Jersey
Gas Company and its subsidiary as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 16, 2000; such financial statements and report are included in Item 8 of this report on Form 10K. Our audits also included the financial statement schedule of South Jersey Gas Company and its subsidiaries, listed in Item 14(a) 2. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 16, 2000



                                     SJG-45




                                         SOUTH JERSEY GAS COMPANY
                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                              (In Thousands)


             Col. A                Col. B                 Col. C                Col. D          Col.  E
----------------------------------------------------------------------------------------------------------
                                                         Additions
                                             --------------------------------
                                 Balance at   Charged to      Charged to                      Balance at
                                  Beginning    Costs and   Other Accounts -   Deductions -        End
         Classification           of Period    Expenses       Describe *      Describe **      of Period
----------------------------------------------------------------------------------------------------------
Provision for Uncollectible
Accounts for the Year Ended
December 31, 1999                     $1,032         $972               $336        $1,408           $932


Provision for Uncollectible
Accounts for the Year Ended
December 31, 1998                     $1,032       $1,385               $411        $1,796         $1,032


Provision for Uncollectible
Accounts for the Year Ended
December 31, 1997                     $1,032       $1,371               $454        $1,825         $1,032



 *  Recoveries of accounts previously written off and minor adjustments.

**  Uncollectible accounts written off.



                                     SJG-46

South Jersey Gas Company
1 South Jersey Plaza
Folsom, NJ 08037
Form 10-K FYE 12/31/99
EXHIBIT INDEX

Exhibit
Number                       Description/Reference

(3)(a)        Certificate of Incorporation of South Jersey Gas Company.
              Incorporated by reference from Exhibit (3)(a) of Form 10 filed March 7, 1997.

(3)(b) Bylaws of South Jersey Gas Company, as amended and restated through June 19, 1998. Incorporated by reference from Exhibit
              (3)(b) of Form 10-K for 1998 (1-6364).

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

                                     SJG-47

South Jersey Gas Company
1 South Jersey Plaza
Folsom, NJ 08037
Form 10-K FYE 12/31/99
EXHIBIT INDEX

Exhibit
Number                       Description/Reference

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

(4)(d)(iii) Form of Preferred Security for SJG Capital Trust. Incorporated by reference from Exhibit 4(a) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (33 3-24065).

(4)(d)(iv) Form of Deferrable Interest Subordinated Debenture. Incorporated by reference from Exhibit 4(b) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (33 3-24065).

(4)(d)(v) Form of Deferrable Interest Subordinated Debenture. Incorporated by reference from Exhibit 4(c) of Form S-3 - SJG Capital Trust and South Jersey Gas Company as filed March 27, 1997, as amended April 18, 1997 and April 23, 1997 (33 3-24065).

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

                                     SJG-48

South Jersey Gas Company
1 South Jersey Plaza
Folsom, NJ 08037
Form 10-K FYE 12/31/99
EXHIBIT INDEX

Exhibit
Number                       Description/Reference

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

                                     SJG-49

South Jersey Gas Company
1 South Jersey Plaza
Folsom, NJ 08037
Form 10-K FYE 12/31/99
EXHIBIT INDEX

Exhibit
Number                       Description/Reference

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

(10)(g)(iv) Assignment agreement capacity and service rights (FTS-2) between South Jersey Gas Company and Columbia Gulf Transmission Company dated November 1, 1993. Incorporated by reference from Exhibit (10)(k)(i) of Form 10-K of SJI for 1993 ( 1-6364).

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

                                     SJG-50

South Jersey Gas Company
1 South Jersey Plaza
Folsom, NJ 08037
Form 10-K FYE 12/31/99
EXHIBIT INDEX

Exhibit
Number                       Description/Reference

(10)(g)(x) NS (Negotiated Sales) Service Agreement dated December 1, 1994 between South Jersey Gas Company and Transco Gas Marketing Company as agent for Transcontinental Gas Pipeline. Incorporated by reference from Exhibit (10)(k)(r) of Form 10-K of SJI for 1994 (1-6364).

(10)(h)(i)* Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994. Incorporated by referen ce from Exhibit
              (10)(l) of Form 10-K of SJI for 1994 (1-6364).

(10)(h)(ii)* Form of Deferred Compensation Agreement between South Jersey Industries, Inc. and/or a subsidiary and seven of its officers. Incorporated by reference from Exhibit (10)(j)(a) of Form 10-K of SJI for 1980 (1-6364).

(10)(h)(iii)* Schedule of Deferred Compensation Agreements. Incorporated by
              reference from Exhibit (10)(l)(b) of Form 10-K of SJI for 1997 (1-6364).

(10)(h)(iv)* Supplemental Executive Retirement Program, as amended and restated effective July 1, 1997, and Form of Agreement between certain South Jersey Industries, Inc. or subsidiary Company officers. Incorporated by reference from Exhibit (10)(l)(i) of Form 10-K of SJI for 1997 (1-6364).

(10)(h)(v)* Form of Officer Employment Agreement between certain officers and either South Jersey Industries, Inc. or its subsidiaries. Incorporated by reference from Exhibit (10)(l)(d) of Form 10-K of SJI for 1994 (1-6364).

(10)(h)(vi)* Schedule of Officer Employment Agreements. Incorporated by reference from Exhibit (10)(l)(e) of Form 10-K of SJI for 1998 (1-6364).

(10)(h)(vii)* Officer Severance Benefit Program for all officers. Incorporated by reference from Exhibit (10)(l)(g) of Form 10-K of SJI for 1985 (1-6364).

(10)(h)(viii)* Discretionary Incentive Bonus Program for all officers and management employees. Incorporated by reference from Exhibit
               (10)(l)(h) of Form 10-K of SJI for 1985 (1-6364).

(10)(h)(ix)* The 1987 Stock Option and Stock Appreciation Rights Plan including Form of Agreement. Incorporated by reference from Exhibit
              (10)(l)(i) of Form 10-K of SJI for 1987 (1-6364).

(12) Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).

                                     SJG-51

South Jersey Gas Company
1 South Jersey Plaza
Folsom, NJ 08037
Form 10-K FYE 12/31/99
EXHIBIT INDEX

Exhibit
Number                       Description/Reference

(21)          Subsidiaries of the Registrant (filed herewith).

(23)          Independent Auditors' Consent (filed herewith).

(24)          Power of Attorney (filed herewith).

(27) Financial Data Schedule (submitted only in electronic format to the Securities and Exchange Commission).


* Constitutes a management contract or a compensatory plan or arrangement.



                                     SJG-52