Form 10-Q
period 2000-03-31
SOUTH JERSEY GAS CO/NEW
filed 2000-05-15
CIK 1035216

Page 1 of 21

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the Quarter Ended March 31, 2000            Commission File Number 1-12899


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

                             Yes  [X]      No  [  ]


As of May 5, 2000 there were 2,339,139 shares of the registrant's common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

                            Exhibit Index on page 21


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

                                                       Three Months Ended
                                                            March 31,
                                                    ------------------------
                                                       2000          1999
                                                    ----------    ----------
Operating Revenues:
  Utility                                            $146,627      $134,587
  Other                                                   375           495
                                                    ----------    ----------
      Total Operating Revenues                        147,002       135,082
                                                    ----------    ----------
Operating Expenses:
  Gas Purchased for Resale                             88,818        78,674
  Utility Operations                                    9,811         9,160
  Other Operations                                        348           370
  Maintenance                                           2,770         1,282
  Depreciation                                          4,920         4,611
  Income Taxes                                         12,608        12,718
  Other Taxes                                           4,335         4,456
                                                    ----------    ----------
      Total Operating Expenses                        123,610       111,271
                                                    ----------    ----------

Operating Income                                       23,392        23,811

Interest Charges:
  Long-Term Debt                                        3,833         4,107
  Short-Term Debt and Other                             1,194           914
                                                    ----------    ----------
      Total Interest Charges                            5,027         5,021


Income Before Preferred Dividend Requirements          18,365        18,790
Preferred Stock Dividend Requirements                      40            41
Preferred Securities Dividend Requirements                731           731
                                                    ----------    ----------

Net Income Applicable to Common Stock                 $17,594       $18,018
                                                    ==========    ==========

Average Shares of Common Stock Outstanding              2,339         2,339
                                                    ==========    ==========

Earnings Per Common Share                               $7.52         $7.70
                                                    ==========    ==========

Dividends Declared Per Common Share                     $1.80         $1.73
                                                    ==========    ==========


The accompanying footnotes are an integral part of the financial statements.


                                   SJG-3


                    SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In Thousands)

                                                                         (Unaudited)
                                                                          March 31,         December 31,
                                                                  -----------------------   -------------
                                                                     2000         1999          1999
                                                                  ----------   ----------   -------------
Assets
------
Property, Plant and Equipment:
   Utility Plant, at original cost                                 $729,901     $691,669        $721,338
     Accumulated Depreciation                                      (195,958)    (183,041)       (192,240)
   Gas Plant Acquisition Adjustment - Net                             1,757        1,832           1,776
                                                                  ----------   ----------   -------------
          Property, Plant and Equipment - Net                       535,700      510,460         530,874
                                                                  ----------   ----------   -------------
Available-for-Sale Securities                                         1,701          886           1,662
                                                                  ----------   ----------   -------------
Current Assets:
   Cash and Cash Equivalents                                            335        1,552           4,694
   Accounts Receivable                                               61,552       53,848          37,066
   Unbilled Revenues                                                 15,557       16,862          21,294
   Provision for Uncollectibles                                        (860)        (932)           (932)
   Natural Gas in Storage, average cost                              10,182       11,864          26,840
   Materials and Supplies, average cost                               3,952        3,821           4,085
   Prepaid Taxes                                                          -            -           4,069
   Prepayments and Other Current Assets                               2,254        2,060           2,461
                                                                  ----------   ----------   -------------
          Total Current Assets                                       92,972       89,075          99,577
                                                                  ----------   ----------   -------------
Accounts Receivable - Merchandise                                       599          903             684
                                                                  ----------   ----------   -------------
Regulatory and Other Non-Current Assets:
   Environmental Remediation Costs:
     Expended - Net                                                  17,840       21,679          25,702
     Liability for Future Expenditures                               51,029       52,939          51,029
   Gross Receipts and Franchise Taxes                                 3,030        3,474           3,141
   Income Taxes - Flowthrough Depreciation                           11,286       12,264          11,531
   Deferred Fuel Cost - Net                                           6,517             -         13,174
   Deferred Postretirement Benefit Costs                              4,820        5,365           4,914
   Other                                                              6,734        8,401           7,951
                                                                  ----------   ----------   -------------
          Total Regulatory and Other Non-Current Assets             101,256      104,122         117,442
                                                                  ----------   ----------   -------------
               Total Assets                                        $732,228     $705,446        $750,239
                                                                  ==========   ==========   =============


The accompanying footnotes are an integral part of the financial statements.

                                   SJG-4


                   SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In Thousands)

                                                                        (Unaudited)
                                                                         March 31,          December 31,
                                                                  -----------------------   -------------
                                                                     2000         1999          1999
                                                                  ----------   ----------   -------------
Capitalization and Liabilities
------------------------------
Common Equity:
  Common Stock, Par Value $2.50 per share:
    Authorized - 4,000,000 shares
    Outstanding - 2,339,139 shares                                   $5,848       $5,848          $5,848
  Other Paid-In Capital and Premium on Common Stock                 117,817      102,817         117,817
  Retained Earnings                                                  71,851       68,243          58,457
                                                                  ----------   ----------   -------------
      Total Common Equity                                           195,516      176,908         182,122
                                                                  ----------   ----------   -------------
Preferred Stock and Securities:
  Redeemable Cumulative Preferred  -  Par Value $100 per share,
  Authorized 45,504,46,404 and 45,504 shares, respectively
  Outstanding:
    Series A, 4.70% -  1,200, 2,100 and 1,200 shares                    120          210             120
    Series B, 8.00% - 19,242 shares                                   1,924        1,924           1,924
  Company-Guaranteed Mandatorily Redeemable
   Preferred Securities of Subsidiary Trust
   Par Value $25 per share, 1,400,000 shares
   Authorized and Outstanding                                        35,000       35,000          35,000
                                                                  ----------   ----------   -------------
      Total Preferred Stock and Securities                           37,044       37,134          37,044
                                                                  ----------   ----------   -------------
Long-Term Debt                                                      181,373      192,523         183,561
                                                                  ----------   ----------   -------------
        Total Capitalization                                        413,933      406,565         402,727
                                                                  ----------   ----------   -------------
Current Liabilities:
  Notes Payable                                                      82,000       59,000         118,900
  Current Maturities of Long-Term Debt                                8,876        8,876           8,876
  Accounts Payable                                                   28,739       31,179          34,822
  Customer Deposits                                                   5,462        5,506           5,386
  Environmental Remediation Costs                                    12,534        8,752          12,534
  Taxes Accrued                                                      15,729       15,172             634
  Interest Accrued and Other Current Liabilities                      7,955        7,675          10,422
                                                                  ----------   ----------   -------------
      Total Current Liabilities                                     161,295      136,160         191,574
                                                                  ----------   ----------   -------------
Deferred Credits and Other Non-Current Liabilities:
  Deferred Income Taxes - Net                                        94,467       86,789          93,543
  Environmental Remediation Costs                                    38,495       44,187          38,495
  Pension and Other Postretirement Benefits                          12,705       13,767          12,303
  Investment Tax Credits                                              4,757        5,141           4,849
  Deferred Revenues - Net                                                 -        7,505               -
  Other                                                               6,576        5,332           6,748
                                                                  ----------   ----------   -------------
      Total Deferred Credits and Other Non-Current Liabilities      157,000      162,721         155,938
                                                                  ----------   ----------   -------------
Commitments and Contingencies

        Total Capitalization and Liabilities                       $732,228     $705,446        $750,239
                                                                  ==========   ==========   =============


The accompanying footnotes are an integral part of the financial statements.

                                   SJG-5


                    SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

          CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
                                (In Thousands)

                                                                         Three Months Ended
                                                                              March 31,
                                                                     -------------------------
                                                                        2000           1999
                                                                     ----------     ----------
Cash Flows from Operating Activities:
  Net Income Applicable to Common Stock                                $17,594        $18,018

  Adjustments to Reconcile Net Income to Cash Flows
   Provided by Operating Activities:
    Depreciation and Amortization                                        5,829          5,001
    Provision for Losses on Accounts Receivable                             72             63
    Revenues and Fuel Costs Deferred - Net                               6,657         12,507
    Deferred and Non-Current Income Taxes and Credits - Net              1,029             97
    Environmental Remediation Costs - Net                                7,862          6,328
    Changes in:
      Accounts Receivable                                              (18,893)       (23,105)
      Inventories                                                       16,791         15,985
      Prepayments and Other Current Assets                                 207            207
      Prepaid and Accrued Taxes - Net                                   19,164         26,381
      Accounts Payable and Other Accrued Liabilities                    (8,474)        (9,299)
    Other - Net                                                          1,067          2,899
                                                                     ----------     ----------
        Net Cash Provided by Operating Activities                       48,905         55,082
                                                                     ----------     ----------
Cash Flows from Investing Activities:
  Purchase of Available-for-Sale Securities                                (39)             -
  Capital Expenditures, Cost of Removal and Salvage                     (9,937)       (13,044)
                                                                     ----------     ----------
        Net Cash Used in Investing Activities                           (9,976)       (13,044)
                                                                     ----------     ----------
Cash Flows from Financing Activities:
  Net Repayments of Lines of Credit                                    (36,900)       (38,000)
  Principal Repayments of Long-Term Debt                                (2,188)        (2,187)
  Dividends on Common Stock                                             (4,200)        (4,050)
                                                                     ----------     ----------
        Net Cash Used in Financing Activities                          (43,288)       (44,237)
                                                                     ----------     ----------
Net Decrease in Cash and Cash Equivalents                               (4,359)        (2,199)
Cash and Cash Equivalents at Beginning of Period                         4,694          3,751
                                                                     ----------     ----------
Cash and Cash Equivalents at End of Period                                $335         $1,552
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

         New Accounting Pronouncement - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the first quarter of our fiscal year ending December 31, 2001. This statement establishes accounting and reporting standards for derivative instruments, including those embedded in other contracts, and for hedging activities. It requires recognizing derivatives as assets or liabilities at fair value on the balance sheet. We are currently evaluating the effects of FASB No. 133 on the Company's financial condition and results of operations, which will vary based on our use of derivative instruments at the time of adoption.

Note 2.  Income Taxes:

         The significant components of federal and state income taxes reflected in the condensed statements of consolidated income for the three months ended March 31, 2000 and 1999 are as follows (in thousands):

                                   SJG-7


                                               Three Months Ended
                                                    March 31,
                                            -----------------------
                                              2000           1999
                                            --------       --------
         Current:
          Federal                           $  8,689       $  9,357
          State                                2,891          3,265
                                            --------       --------
           Total Current                      11,580         12,622

         Deferred:
          Federal                                984            325
          State                                  136           (131)
                                            --------       --------
           Total Deferred                      1,120            194

         Investment Tax Credit                   (92)           (98)
                                            --------       --------
           Net Income Taxes                 $ 12,608       $ 12,718
                                            ========       ========


Note 3.  Recent Regulatory Actions:

         In January 1997, the Board of Public Utilities (BPU) granted SJG a total rate increase of $10.3 million. The $6.0 million base rate portion of the increase was based on a 9.62% rate of return on rate base, which included an 11.25% return on common equity. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation (Sharing Formula) increased from $4.0 million to $5.0 million. With the completion of major construction projects, this $5.0 million threshold increased by $2.8 million to a total of $7.8 million. SJG keeps 100% of pre-tax margins up to the threshold level and 20% of such margins above that level. In October 1998, the BPU approved a revision to the Sharing Formula as part of an agreement to modify SJG's Temperature Adjustment Clause (TAC). The revision credits the first $750,000 above the current threshold level to the Levelized Gas Adjustment Clause (LGAC) customers. Thereafter, SJG keeps 20% of the pre-tax margins as it has historically.

         Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas supplier. As of March 31, 2000, 47,281 of SJG's residential customers had elected to purchase their gas commodity from someone other than us. The bills of those using a gas supplier other than SJG are reduced for cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in gas costs and taxes under SJG's BPU-approved fuel clause. SJI's net income, financial condition and margins are not affected.

                                   SJG-8

         In June 1998, SJG filed a petition with the BPU requesting a change to the TAC. The request was granted in October 1998. As a result, SJG experiences reduced fluctuations in income when weather is warmer or colder than normal.

         In August 1998, SJG filed with the BPU to recover increased remediation costs expended from August 1995 through July 1998. In September 1999, the BPU approved the requested annual recovery level of $6.5 million. This represents an annual increase of approximately $4.5 million over the recovery previously included in rates. In July 1999, SJG filed its annual RAC with the BPU requesting recovery of carrying costs on unrecovered remediation costs and proposed no change in the current RAC rate for the next 3 years. In January 2000, the BPU approved the recovery of carrying costs on unrecovered remediation costs and SJG's proposal to keep its current RAC rate in effect through October 2002.

         In September 1998, SJG filed its annual LGAC, TAC and Demand Side Management Clause (DSMC) with the BPU. The LGAC and DSMC cover the period November 1 through October 31 of each year. The TAC period runs from October 1 through May 31. In May 1999, the BPU approved a $7.1 million increase in rates as part of this filing, which included the results of the previous two annual filings. In April 2000, SJG made a TAC and LGAC filing and anticipates making TAC, LGAC and DSMC filings during the summer of 2000.

         In February 1999, the Electric Discount and Energy Competition Act became law. This law established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. SJG filed its unbundling proposal in April 1999 and received BPU approval of its settlement in January 2000.

         In addition to allowing all customers to select their own supplier effective January 10, 2000, the unbundling settlement also created an incentive to customers to select a supplier, other than SJG, in the form of a Market Development Credit (MDC). This credit will be provided to customers over the next two years and will approximate $2.5 million plus carrying costs through December 2001. The majority of this credit was provided for on SJG's books as a Deferred Credit. Therefore, the MDC will not materially impact future periods.

         Also included in the settlement was the approved recovery of carrying costs on the RAC, as previously discussed, and a modification to SJG's LGAC. Under-recovered gas costs of $11.9 million as of October 31, 1999, and carrying costs thereon, will be recovered over 3 years. The LGAC for the period starting November 1999, will continue to operate as it has in the past.

                                   SJG-9

Note 4.  Retained Earnings:

         Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on SJG's common stock. SJG's retained earnings, which is free of these restrictions, was approximately $65.8 million as of March 31, 2000.

Note 5.  Commitments and Contingencies:

         Construction Commitments - The estimated net cost of construction and environmental remediation programs of SJG for 2000 totals $49.8 million. Commitments were made regarding these programs.

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

         Since the early 1980s, SJG recorded environmental remediation costs of $109.1 million, of which $58.1 million was spent as of March 31, 2000. With the assistance of an outside consulting firm, we estimate that future costs to clean up SJG's sites will range from $51.0 million to $161.3 million. We recorded the lower end of this range as a liability. It is reflected on the 2000 consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. SJG did not adjust the accrued liability for future insurance recoveries, which we have been successful in pursuing. We used these proceeds to offset related legal fees and to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

         SJG has two regulatory assets associated with environmental cost. The first asset is titled Environmental Remediation Cost: Expended -Net. These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation." The BPU allows SJG to recover expenditures through July 1998 and petitions to recover costs through July 1999 are pending.

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

                                   SJG-10

    regulatory asset under FASB No. 71. The BPU's intent, evidenced by current practice, is to allow SJG to recover the deferred costs after they are spent.

         SJG files with the BPU to recover these costs in rates through its RAC. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of March 31, 2000, SJG's unamortized remediation costs of $17.8 million are reflected on the consolidated balance sheet under the caption Regulatory and Other Non-Current Assets. Since implementing the RAC in 1992, SJG recovered $22.5 million through rates as of March 31, 2000.

                                   SJG-11

          Item 2.   Management's Discussion and Analysis of Results of
                       Operations and Financial Condition


Overview

     South Jersey Gas Company (SJG) is a natural gas distribution company serving 276,088 customers at March 31, 2000, compared with 269,108 customers at March 31, 1999. SJG also makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers for our own sales and for some of our customers. South Jersey Industries, Inc. (SJI) owns all of the common stock of SJG.

Forward Looking Statements

     This report contains certain forward-looking statements concerning projected financial and operating performance, future plans and courses of action and future economic conditions. All statements in this report other than statements of historical fact are forward-looking statements. These forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the company and involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements. Also, in making forward-looking statements, we assume no duty to update these statements should expectations change or actual results and events differ from current expectations.

     A number of factors could cause our actual results to differ materially from those anticipated, including, but not limited to the following: general economic conditions on an international, federal, state and local level; weather conditions in the company's marketing areas; regulatory and court decisions; competition in the company's regulated activities; the availability and cost of capital; costs and effects of legal proceedings and environmental liabilities; and changes in businesss strategies.

Customer Choice Legislation

     Effective January 1, 2000, all residential natural gas customers in New Jersey are able to choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of February 1999. Commercial and industrial customers have had the ability to choose gas suppliers since 1987. SJG's residential customers have been able to choose a gas supplier since April of 1997 under a pilot program. As of March 31, 2000, 47,281 SJG residential customers participated in the program . Customers' bills are reduced for cost of gas charges and applicable taxes. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs and taxes. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income, financial condition or margins.

                                     SJG-12

Energy Adjustment Clauses

     SJG's BPU approved Temperature Adjustment Clause (TAC) had the following impacts on 2000 and 1999 first quarter net earnings:

                                                  2000        1999
                                                --------    --------
     TAC Adjustment Increase to Net Income
      ($ in thousands)

           Quarter Ended 3/31                    $1,290      $1,276


     While the revenue and income impacts of TAC adjustments are recorded as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next TAC year. Each TAC year begins
October 1.


Results of Operations - Three Months Ended March 31, 2000
Compared to Three Months Ended March 31, 1999
---------------------------------------------

Operating Revenues

     Revenues increased $11.9 million in the first quarter of 2000 compared with the prior year period. The primary reasons for the increase were increased off-system sales and 6,980 additional customers. These factors more than offset revenue reductions due to the continued migration of firm gas sales to firm transportation. Note, however, that SJG's tariffs are structured so that profits are derived from the transportation of gas, not the sale of the commodity. Consequently, the switch to firm transportation reduced revenues but did not impact profitability.

     Weather in the first quarter of 2000 was 1.1% warmer than the prior year period. Weather was 7.3% warmer for the first quarter than the 20-year average. Revisions to SJG's TAC that became effective in October 1998 significantly reduced the weather related volatility in our revenues. Revenues for 2000 will be closely tied to the 20-year normal temperatures and not actual weather conditions.

     The following is a comparison of operating revenue and throughput for the three month period ended March 31, 2000 vs. the same period ended March 31, 1999.

                                     SJG-13


                                                         1st Quarter
                                                         -----------
                                                    2000          1999
                                                  --------      --------
     Operating Revenues (Thousands):
       Firm
         Residential                              $70,673        72,536
         Commercial                                16,280        16,185
         Industrial                                 2,000         1,811
         Cogeneration & Electric Generation         1,222           667
         Firm Transportation                       14,012        10,831
                                                  --------      --------
           Total Firm Operating Revenues          104,187       102,030

       Interruptible                                  499           340
       Interruptible Transportation                   484           533
       Off-System                                  39,226        30,486
       Capacity Release & Storage                   1,861           874
       Other                                          745           819
                                                 ---------     ---------

           Total Operating Revenues              $147,002      $135,082
                                                 =========     =========

     Throughput (MMcf):
       Firm
         Residential                                8,481         8,883
         Commercial                                 2,166         2,216
         Industrial                                   106           122
         Cogeneration & Electric Generation           138            71
         Firm Transportation                        8,465         6,789
                                                  --------      --------
           Total Firm Throughput                   19,356        18,081

       Interruptible                                   49           107
       Interruptible Transportation                   840         1,103
       Off-System                                  12,070        14,314
       Capacity Release & Storage                  10,539         3,321
                                                  --------      --------

            Total Throughput                       42,854        36,926
                                                  ========      ========


Gas Purchased for Resale

     Gas purchased for resale increased $10.1 million for the first quarter of 2000 compared with the same period in 1999 due principally to increased sales volumes, particularly to off-system customers. SJG's gas cost during the first three months of 2000 averaged $2.87/dt compared with $1.96/dt in 1999. However, changes in gas costs do not directly effect Gas Purchased for Resale. Fluctuations in gas costs not reflected in current rates are deferred and addressed in future periods under a BPU approved Levelized Gas Adjustment Clause (LGAC). Under the LGAC, fluctuations in gas costs not covered currently are reflected in future customer rates. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its customers.

                                     SJG-14

Operations

     A summary of net changes in Utility Operations and Other Operations (in thousands):

                                                Three Months Ended
                                                     March 31,
                                                   2000 vs. 1999
                                                   -------------

          Other Production Expense                        $1
          Transmission                                   (10)
          Distribution                                   139
          Customer Accounts and Services                 285
          Sales                                           20
          Administration and General                     216
          Other                                          (22)
                                                      -------
                                                        $629
                                                      =======


     Customer Accounts and Services costs increased in the first quarter of 2000 due to temporarily increased staffing levels necessary to handle high call volumes related to the deregulation process in New Jersey and higher bad debt expense. Administrative and General costs increased for the three month period from 1999 levels principally due to a change in the way management fees are being charged from SJI to its subsidiaries.

Other Operating Expenses

     A summary of principal changes in other consolidated operating expenses (in thousands):

                                           Three Months Ended
                                                March 31,
                                              2000 vs. 1999
                                              -------------

               Maintenance                       $1,488
               Depreciation                         309
               Income Taxes                        (110)
               Other Taxes                         (121)


     Maintenance is higher due to higher levels of Remediation Adjustment Clause (RAC) amortization. This additional amortization expense is recovered during the current period through rates (See Regulatory Matters). Depreciation is higher due to increased investment in property, plant and equipment by SJG.

                                     SJG-15

Interest Charges

     Interest charges were flat in the first quarter of 2000 compared with the prior year period. Increased debt outstanding and higher interest rates in 2000 were largely offset by recoveries of carrying costs associated with unrecovered RAC and purchased gas costs. The debt was incurred primarily to support the expansion and upgrade of SJG's gas transmission and distribution system.

Net Income Applicable to Common Stock

     The details affecting the changes in net income and earnings per share are discussed under the appropriate captions above.

Liquidity

     The seasonal nature of gas operations; the timing of construction and remediation expenditures and related permanent financing; as well as mandated tax and sinking fund payment dates require large, short-term cash requirements. These requirements are generally met by cash from operations and short-term lines of credit. We maintain short-term lines of credit with a number of banks, totaling $130.0 million, of which $48.0 million was available at March 31, 2000. The credit lines are uncommitted and unsecured with interest rates typically available based upon the Federal Funds Rates or London Interbank Offered Rates (LIBOR).

     The changes in cash flows from operating activities (in thousands):

                                                Three Months Ended
                                                     March 31,
                                                   2000 vs. 1999
                                                   -------------
     Increases/(Decreases):
     Net Income Applicable to Common Stock              ($424)
     Depreciation and Amortization                        828
     Provision for Losses on Accounts Receivable            9
     Revenues and Fuel Costs Deferred - Net            (5,850)
     Deferred and Non-Current Income Taxes and
      Credits - Net                                       932
     Environmental Remediation Costs-Net                1,534
     Accounts Receivable                                4,212
     Inventories                                          806
     Prepayments and Other Current Assets                   0
     Prepaid and Accrued Taxes - Net                   (7,217)
     Accounts Payable and Other Accrued Liabilities       825
     Other - Net                                       (1,832)
                                                      -------
           Net Cash Provided by Operating
            Activities                                ($6,177)
                                                      =======

                                     SJG-16

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

     Changes in Accounts Receivable are primarily due to changes in off-system sales activity and SJG's sales volumes. Weather and commodity prices are the ariables that primarily impact these sales. Changes impact cash flows when collected in subsequent periods.

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

Regulatory Matters

     Rate Actions

     In February 1999, the Electric Discount and Energy Competition Act (the
Act) was signed into law in New Jersey. This bill created the framework and necessary time schedules for the restructuring of the state's electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting

                                     SJG-17

competitive services for customer accounting functions and to determine whether basic gas supply services should become competitive.

     SJG received BPU approval of its unbundling settlement in January 2000. In addition to allowing all customers to select their own gas supplier, the approval incented customers to choose a supplier other than SJG with a Market Development Credit (MDC). This credit is available to customers through December 2001. The credit, approximately $2.5 million plus carrying costs, appears on our books as a Deferred Credit. Therefore, the MDC will not materially impact future periods.

     The unbundling settlement also provided SJG with the ability to recover carrying costs on unrecovered remediation costs under the RAC, while holding the current RAC rate in effect through October 2002. Our RAC rate last changed in September 1999. SJG's LGAC was also modified by the unbundling process. Under-recovered gas costs of $11.9 million as of October 31, 1999, and related carrying costs, will be recovered over 3 years. The LGAC for the period starting November 1999, continues to operate as it has in the past.

     The Act also contains numerous provisions requiring the BPU to promulgate and adopt a variety of standards related to implementing the Act. These required standards address fair competition, affiliate relations, accounting, competitive services, supplier licensing, consumer protection and aggregation. In March 2000, the BPU issued Interim Standards in response to the Act. We believe the standards will not have a material adverse affect on the company.

     Other matters are incorporated by reference to Note 3 to the condensed consolidated financial statements included as part of this report.

Capital Resources

     SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first three months of 2000 amounted to $2.1 million. The costs for 2000, 2001 and 2002 are estimated at approximately $49.8 million, $45.5 million and $51.9 million, respectively. We will fund these expenditures from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of medium-term notes, capital leases, RAC recoveries, insurance recoveries and equity infusions from SJI.


                                     SJG-18


                          PART II    OTHER INFORMATION


Item l.  Legal Proceedings

     Information required by this Item is incorporated by reference to Part I, Item 1, Note 5, beginning on page 10.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The company has interest rate risk exposure related to short-term debt. For information regarding SJG's exposure related to market risk, see Item 7A in SJG's most recently filed Form 10-K. SJG's market risks have not materially changed from December 31, 1999.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27 Financial Data Schedule (submitted only in electronic format to the Securities and Exchange Commission).



                                     SJG-19


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SOUTH JERSEY GAS COMPANY
                                  (Registrant)



    Dated:  May 15, 2000          By:   /s/ David A. Kindlick
                                        David A. Kindlick
                                        Senior Vice President, Finance & Rates





    Dated:  May 15, 2000          By:   /s/ William J. Smethurst, Jr.
                                        William J. Smethurst, Jr.
                                        Vice President and Treasurer


                                     SJG-20


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



                                     SJG-21