Form 10-Q
period 2000-06-30
SOUTH JERSEY GAS CO/NEW
filed 2000-08-14
CIK 1035216

Page 1 of 22

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 2000            Commission File Number 000-22211


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

                             Yes  [X]      No  [  ]


As of August 7, 2000 there were 2,339,139 shares of the registrant's common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

                            Exhibit Index on page 22


                                 - Cover Page -


                        PART I -- FINANCIAL INFORMATION



            Item 1.  Financial Statements -- See Pages 3 through 12




                                     SJG-2


                   SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (In Thousands, Except for Per Share Data)

                                                    Three Months Ended
                                                          June 30,
                                                  -----------------------
                                                      2000        1999
                                                  -----------  ----------
Operating Revenues:
   Utility                                        $   76,026   $  66,101
   Other                                                 635         549
                                                  -----------  ----------
      Total Operating Revenues                        76,661      66,650
                                                  -----------  ----------
Operating Expenses:
   Gas Purchased for Resale                           52,948      43,324
   Utility Operations                                  9,827       9,580
   Other Operations                                      514         567
   Maintenance                                         1,720       1,309
   Depreciation                                        4,989       4,692
   Income Taxes                                         (258)        127
   Other Taxes                                         2,036       1,832
                                                  -----------  ----------
      Total Operating Expenses                        71,776      61,431
                                                  -----------  ----------
Operating Income                                       4,885       5,219
                                                  -----------  ----------
Interest Charges:
   Long-Term Debt                                      3,686       3,917
   Short-Term Debt and Other                           1,172         959
                                                  -----------  ----------
      Total Interest Charges                           4,858       4,876
                                                  -----------  ----------
Income Before Preferred Dividend Requirements             27         343
Preferred Stock Dividend Requirements                     40          42
Preferred Securities Dividend Requirements               730         730
                                                  -----------  ----------
Net Loss Applicable to Common Stock               $     (743)  $    (429)
                                                  ===========  ==========
Average Shares of Common Stock Outstanding             2,339       2,339
                                                  ===========  ==========
Earnings Per Common Share                         $    (0.32)  $   (0.18)
                                                  ===========  ==========
Dividends Declared Per Common Share               $     1.79   $    1.73
                                                  ===========  ==========

The accompanying footnotes are an integral part of the financial statements.

                                     SJG-3


                   SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (In Thousands, Except for Per Share Data)

                                                     Six Months Ended
                                                          June 30,
                                                  -----------------------
                                                      2000        1999
                                                  -----------  ----------
Operating Revenues:
   Utility                                        $  222,653   $ 200,688
   Other                                               1,010       1,044
                                                  -----------  ----------
      Total Operating Revenues                       223,663     201,732
                                                  -----------  ----------
Operating Expenses:
   Gas Purchased for Resale                          141,766     121,998
   Utility Operations                                 19,638      18,740
   Other Operations                                      862         937
   Maintenance                                         4,490       2,591
   Depreciation                                        9,909       9,303
   Income Taxes                                       12,350      12,845
   Other Taxes                                         6,371       6,288
                                                  -----------  ----------
      Total Operating Expenses                       195,386     172,702
                                                  -----------  ----------
Operating Income                                      28,277      29,030
                                                  -----------  ----------
Interest Charges:
   Long-Term Debt                                      7,519       8,024
   Short-Term Debt and Other                           2,366       1,873
                                                  -----------  ----------
      Total Interest Charges                           9,885       9,897
                                                  -----------  ----------
Income Before Preferred Dividend Requirements         18,392      19,133
Preferred Stock Dividend Requirements                     80          83
Preferred Securities Dividend Requirements             1,461       1,461
                                                  -----------  ----------
Net Income Applicable to Common Stock             $   16,851   $  17,589
                                                  ===========  ==========
Average Shares of Common Stock Outstanding             2,339       2,339
                                                  ===========  ==========
Earnings Per Common Share                         $     7.20   $    7.52
                                                  ===========  ==========
Dividends Declared Per Common Share               $     3.59   $    3.46
                                                  ===========  ==========

The accompanying footnotes are an integral part of the financial statements.


                                    SJG-4


                                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (In Thousands)

                                                                              (Unaudited)
                                                                                June 30,           December 31,
                                                                       --------------------------  -------------
                                                                           2000          1999          1999
                                                                       ------------  ------------  -------------
Assets

Property, Plant and Equipment:
   Utility Plant, at original cost                                     $   740,265   $   702,116   $    721,338
     Accumulated Depreciation                                             (200,076)     (185,898)      (192,240)
   Gas Plant Acquisition Adjustment - Net                                    1,739         1,813          1,776
                                                                       ------------  ------------  -------------
          Property, Plant and Equipment - Net                              541,928       518,031        530,874
                                                                       ------------  ------------  -------------
Available-for-Sale Securities                                                1,955         1,031          1,662
                                                                       ------------  ------------  -------------
Current Assets:
   Cash and Cash Equivalents                                                10,250         8,007          4,694
   Accounts Receivable                                                      47,938        31,392         37,066
   Unbilled Revenues                                                         5,127         6,709         21,294
   Provision for Uncollectibles                                               (860)         (932)          (932)
   Natural Gas in Storage, average cost                                     24,649        20,121         26,840
   Materials and Supplies, average cost                                      3,978         3,962          4,085
   Prepaid Taxes                                                             9,569        10,009          4,069
   Prepayments and Other Current Assets                                      2,883         3,941          2,461
                                                                       ------------  ------------  -------------
          Total Current Assets                                             103,534        83,209         99,577
                                                                       ------------  ------------  -------------
Accounts Receivable - Merchandise                                              490           851            684
                                                                       ------------  ------------  -------------
Regulatory and Other Non-Current Assets:
   Environmental Remediation Costs:
     Expended - Net                                                         18,386        24,503         25,702
     Liability for Future Expenditures                                      51,029        52,939         51,029
   Gross Receipts and Franchise Taxes                                        2,919         3,363          3,141
   Income Taxes - Flowthrough Depreciation                                  11,042        12,020         11,531
   Deferred Fuel Cost - Net                                                 13,615             -         13,174
   Deferred Postretirement Benefit Costs                                     4,725         5,207          4,914
   Other                                                                     6,911         7,866          7,951
                                                                       ------------  ------------  -------------
          Total Regulatory and Other Non-Current Assets                    108,627       105,898        117,442
                                                                       ------------  ------------  -------------
               Total Assets                                            $   756,534   $   709,020   $    750,239
                                                                       ============  ============  =============

The accompanying footnotes are an integral part of the financial statements.

                                     SJG-5


                                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (In Thousands)

                                                                               (Unaudited)
                                                                                June 30,           December 31,
                                                                       --------------------------  -------------
                                                                           2000          1999           1999
                                                                       ------------  ------------  -------------
Capitalization and Liabilities

Common Equity:
   Common Stock, Par Value $2.50 per share:
      Authorized - 4,000,000 shares
      Outstanding - 2,339,139 shares                                   $     5,848   $     5,848   $      5,848
   Other Paid-In Capital and Premium on Common Stock                       125,817       108,067        117,817
   Retained Earnings                                                        66,908        63,764         58,457
                                                                       ------------  ------------  -------------
          Total Common Equity                                              198,573       177,679        182,122
                                                                       ------------  ------------  -------------
Preferred Stock and Securities:
   Redeemable Cumulative Preferred - Par Value $100 per share,
   Authorized 43,104, 45,504 and 45,504 shares, respectively
   Outstanding:
      Series A, 4.70% - 300, 1,200 and 1,200 shares                             30           120            120
      Series B, 8.00% - 17,742, 19,242 and 19,242 shares                     1,774         1,924          1,924
   Company-Guaranteed Mandatorily Redeemable
    Preferred Securities of Subsidiary Trust
    Par Value $25 per share, 1,400,000 shares
    Authorized and Outstanding                                              35,000        35,000         35,000
                                                                       ------------  ------------  -------------
          Total Preferred Stock and Securities                              36,804        37,044         37,044
                                                                       ------------  ------------  -------------
Long-Term Debt                                                             172,123       185,704        183,561
                                                                       ------------  ------------  -------------
          Total Capitalization                                             407,500       400,427        402,727
                                                                       ------------  ------------  -------------
Current Liabilities:
   Notes Payable                                                           107,700        82,300        118,900
   Current Maturities of Long-Term Debt                                     11,876         8,876          8,876
   Accounts Payable                                                         43,163        30,955         34,822
   Customer Deposits                                                         5,367         5,373          5,386
   Environmental Remediation Costs                                          12,534         8,752         12,534
   Taxes Accrued                                                             5,223         6,891            634
   Interest Accrued and Other Current Liabilities                            5,949         6,983         10,422
                                                                       ------------  ------------  -------------
          Total Current Liabilities                                        191,812       150,130        191,574
                                                                       ------------  ------------  -------------
Deferred Credits and Other Non-Current Liabilities:
   Deferred Income Taxes - Net                                              95,385        86,649         93,543
   Environmental Remediation Costs                                          38,495        44,187         38,495
   Pension and Other Postretirement Benefits                                11,415        13,189         12,303
   Investment Tax Credits                                                    4,676         5,044          4,849
   Deferred Revenues - Net                                                       -         3,777              -
   Other                                                                     7,251         5,617          6,748
                                                                       ------------  ------------  -------------
            Total Deferred Credits and Other Non-Current
             Liabilities                                                   157,222       158,463        155,938
                                                                       ------------  ------------  -------------
Commitments and Contingencies

               Total Capitalization and Liabilities                    $   756,534   $   709,020   $    750,239
                                                                       ============  ============  =============


The accompanying footnotes are an integral part of the financial statements.

                                     SJG-6



                         SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In Thousands)

                                                                   Six Months Ended
                                                                        June 30,
                                                                 -----------------------
                                                                    2000         1999
                                                                 ----------   ----------
Cash Flows from Operating Activities:
  Net Income Applicable to Common Stock                          $  16,851    $  17,589

  Adjustments to Reconcile Net Income to Cash Flows
   Provided by Operating Activities:
    Depreciation and Amortization                                   11,515       10,740
    Provision for Losses on Accounts Receivable                        453          258
    Revenues and Fuel Costs Deferred - Net                            (441)       9,286
    Deferred and Non-Current Income Taxes and Credits - Net          2,068          194
    Environmental Remediation Costs - Net                            7,316        2,997
    Changes in:
      Accounts Receivable                                            4,770        9,309
      Inventories                                                    2,298        7,587
      Prepayments and Other Current Assets                            (422)      (1,674)
      Prepaid and Accrued Taxes - Net                                 (911)       8,091
      Accounts Payable and Other Accrued Liabilities                 3,849      (10,348)
    Other - Net                                                        408        2,531
                                                                 ----------   ----------
        Net Cash Provided by Operating Activities                   47,754       56,560
                                                                 ----------   ----------
Cash Flows from Investing Activities:
  Capital Expenditures, Cost of Removal and Salvage                (21,627)     (25,513)
  Purchase of Available-for-Sale Securities                           (293)        (145)
                                                                 ----------   ----------
        Net Cash Used in Investing Activities                      (21,920)     (25,658)
                                                                 ----------   ----------
Cash Flows from Financing Activities:
  Net Repayments of Lines of Credit                                (11,200)     (14,700)
  Principal Repayments of Long-Term Debt                            (8,438)      (9,006)
  Dividends on Common Stock                                         (8,400)      (8,100)
  Repurchase of Preferred Stock                                       (240)         (90)
  Additional Investment by Shareholder                               8,000        5,250
                                                                 ----------   ----------
        Net Cash Used in Financing Activities                      (20,278)     (26,646)
                                                                 ----------   ----------
Net Increase in Cash and Cash Equivalents                            5,556        4,256
Cash and Cash Equivalents at Beginning of Period                     4,694        3,751
                                                                 ----------   ----------
Cash and Cash Equivalents at End of Period                       $  10,250    $   8,007
                                                                 ==========   ==========


The accompanying footnotes are an integral part of the financial statements.

                                     SJG-7


        Notes to Condensed Consolidated Financial Statements (Unaudited)


Note 1.  Significant Accounting Practices:

     Consolidation - The consolidated financial statements include the accounts of South Jersey Gas Company (SJG) and its wholly-owned statutory trust subsidiary, SJG Capital Trust. All significant intercompany accounts and transactions were eliminated. We reclassified some previously reported amounts to conform with current year classifications. In our opinion, the condensed consolidated financial statements reflect all adjustments needed to fairly present SJG's financial position and operating results at the dates and for the periods presented. Our businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year's operating results.

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

     New Accounting Pronouncement - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the first quarter of our fiscal year ending December 31, 2001. This statement establishes accounting and reporting standards for derivative instruments, including those embedded in other contracts, and for hedging activities. It requires recognizing derivatives as assets or liabilities at fair value on the balance sheet. We are currently evaluating the effects of FASB No. 133 on our financial condition and results of operations, which will vary based on our use of derivative instruments at the time of adoption.

Note 2.  Income Taxes:

     The significant components of federal and state income taxes reflected in the condensed statements of consolidated income are as follows (in thousands):

                                     SJG-8


                                   Three Months Ended       Six Months Ended
                                       June 30,                  June 30,
                                   2000        1999          2000       1999
                                 --------    --------      --------   --------
     Current:
       Federal                   $ (1,184)   $   (140)     $  7,505   $  9,217
       State                         (113)        170         2,778      3,434
                                 --------    --------      --------   --------
           Total Current           (1,297)         30        10,283     12,651

     Deferred:
       Federal                        984         325         1,968        651
       State                          136        (131)          272       (262)
                                 --------    --------      --------   --------
           Total Deferred           1,120         194         2,240        389

     Investment Tax Credit            (81)        (97)         (173)      (195)
                                 --------    --------      --------   --------
           Net Income Taxes      $   (258)   $    127      $ 12,350   $ 12,845
                                 ========    ========      ========   ========


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

     In August 1998, SJG filed with the BPU to recover increased remediation costs expended from August 1995 through July 1998. In September 1999, the BPU approved the requested annual recovery level of $6.5 million. This represents an annual increase of approximately $4.5 million over the recovery previously included in rates. In July 1999, SJG filed its annual Remediation Adjustment Clause (RAC) with the BPU requesting recovery of carrying costs on unrecovered remediation costs and proposed no change in the current RAC rate for the next 3 years. In January 2000, the BPU approved the recovery of carrying costs on unrecovered remediation costs and SJG's proposal to keep its current RAC rate in effect through October, 2002.

                                     SJG-9

     In September 1998, SJG filed its annual LGAC, TAC and Demand Side Management Clause (DSMC) with the BPU. The LGAC and DSMC cover the period November 1 through October 31 of each year. The TAC period runs from October 1 through May 31. In May 1999, the BPU approved a $7.1 million increase in rates as part of this filing, which included the results of the previous two annual filings. In April 2000, SJG made its 1999-2000 TAC and LGAC filings and anticipates making its 2000-2001 TAC, LG AC, RAC and DSMC filings during the summer of 2000.

     In February 1999, the Electric Discount and Energy Competition Act became law. This law established "unbundling," where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. SJG filed its unbundling proposal in April 1999 and received final BPU approval in January 2000.

     Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas supplier. As of June 30, 2000, 52,056 of SJG's residential customers had elected to purchase their gas commodity from someone other than us. The bills of those using a gas supplier other than SJG are reduced for cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in gas costs and taxes under SJG's BPU-approved fuel clause. SJI's net income, financial condition and margins are not affected as a result of the unbundling.

     In addition to allowing all customers to select their own supplier, the unbundling settlement also created an incentive to customers to select a supplier, other than SJG, in the form of a Market Development Credit (MDC). This credit will be provided to customers over the next two years and will approximate $2.5 million plus carrying costs through December 2001. The majority of this credit was provided for on SJG's books as a Deferred Credit. Therefore, the impact of the MDC will not materially impact future periods.

     Also included in the proposal was the approved recovery of carrying costs on the RAC, as previously discussed, and a modification to SJG's LGAC. Under-recovered gas costs of $11.9 million as of October 31, 1999, and carrying costs thereon, will be recovered over 3 years. The LGAC for the period starting November 1999, will continue to operate as it has in the past.

     In June 1999, SJG made an appliance service filing with the BPU to modify SJG's existing service sentry plans, implement three new service sentry plans and to implement flat rate pricing for its appliance service business. On April 27, 2000, the BPU approved SJG's filing.

     Effective June 9, 2000, SJG implemented price increases for its appliance service business. The new rates are competitive with those of other service providers in New Jersey.

                                     SJG-10

Note 4.  Retained Earnings:

     Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on our common stock. SJG's retained earnings, which is free of these restrictions, was approximately $65.1 million as of June 30, 2000.

Note 5.  Commitments and Contingencies:

     Construction Commitments - SJG's estimated net cost of construction and environmental remediation programs for 2000 totals $49.8 million. Commitments were made regarding these programs.

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

     Since the early 1980s, SJG recorded environmental remediation costs of $110.6 million, of which $59.6 million was spent as of June 30, 2000. With the assistance of an outside consulting firm, we estimate that future costs to clean up SJG's sites will range from $51.0 million to $161.3 million. We recorded the lower end of this range as a liability. It is reflected on the 2000 consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. SJG did not adjust the accrued liability for future insurance recoveries, which we have been successful in pursuing. We used these proceeds to offset related legal fees and to reduce the balance of deferred environmental remediation costs.
Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

     SJG has two regulatory assets associated with environmental cost. The first asset is titled Environmental Remediation Cost: Expended - Net. These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation." The BPU allows SJG to recover such expenditures through July 1998 and petitions to recover costs through July 1999 are pending.

                                     SJG-11

     The other asset titled Environmental Remediation Cost: Liability for Future Expenditures relates to estimated future expenditures determined under the guidance of FASB No. 5, "Accounting for Contingencies." This amount, which relates to former manufactured gas plant sites, was recorded as a deferred debit with the corresponding amount reflected on the consolidating balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The deferred debit is a regulatory asset under FASB No. 71. The BPU's intent, evidenced by current practice, is to allow SJG to recover the deferred costs after they are spent.

     SJG files with the BPU to recover these costs in rates through its RAC. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of June 30, 2000, SJG's unamortized remediation costs of $18.4 million are reflected on the consolidated balance sheets under the caption Regulatory and Other Non-Current Assets. Since implementing the RAC in 1992, SJG recovered $23.5 million through rates as of June 30, 2000.

Note 6.  Other Paid-In Capital:

     SJG received $8.0 million and $5.25 million as a contribution of capital from SJI on June 30, 2000 and 1999, respectively. Also, on July 30, 1999, SJG received an additional $9.75 million contribution from SJI. Contributions of capital are credited to Other Paid-In Capital and Premium on Common Stock. There have been no other changes in Common Stock during 2000 or 1999.


                                     SJG-12


          Item 2.   Management's Discussion and Analysis of Results of
                       Operations and Financial Condition


Overview

     South Jersey Gas Company (SJG) is a natural gas distribution company serving 277,527 customers at June 30, 2000, compared with 270,433 customers at June 30, 1999. SJG also makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers for our own sales and for some of our customers. South Jersey Industries, Inc. (SJI) owns all of the common stock of SJG.

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

     A number of factors could cause our actual results to differ materially from those anticipated, including, but not limited to the following: general economic conditions on an international, federal, state and local level; weather conditions in our marketing areas; regulatory and court decisions; competition in our regulated activities; the availability and cost of capital; costs and effects of legal proceedings and environmental liabilities; and changes in business strategies.

Customer Choice Legislation

     Effective January 1, 2000, all residential natural gas customers in New Jersey are able to choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of February 1999. Commercial and industrial customers have had the ability to choose gas suppliers since 1987. SJG's residential customers have been able to choose a gas supplier since April of 1997 under a pilot program. As of June 30, 2000, 52,056 SJG residential customers participated in the program. Customers' bills are reduced for cost of gas charges and applicable taxes. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs and taxes. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income, financial condition or margins.

                                     SJG-13

Energy Adjustment Clauses

     SJG's BPU approved Temperature Adjustment Clause (TAC) had the following impacts on 2000 and 1999 second quarter and six month net earnings:

                                                 2000      1999
                                                ------    ------
     TAC Adjustment Increase to Net Income
      ($ in thousands)

           Quarter Ended 6/30                      $59      $(44)
           Six Months Ended 6/30                $1,349    $1,232


     While the revenue and income impacts of TAC adjustments are recorded as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next TAC year. Each TAC year begins October 1.


Results of Operations - Three and Six Months Ended June 30, 2000
Compared to Three and Six Months Ended June 30, 1999

Operating Revenues

     Revenues increased $10.0 million and $21.9 million in the second quarter and first six months of 2000 compared with the prior year periods.
The primary reasons for the increases were increased off-system sales, 7,094 additional customers and increased rates resulting from an increase in the Levelized Gas Adjustment Clause (LGAC) to recover increased gas costs. These factors more than offset revenue reductions due to the continued migration of firm gas sales to firm transportation. Note, however, that SJG's tariffs are structured so that profits are derived from the transportation of gas, not the sale of the commodity. Consequently, the switch to firm transportation reduced revenues but did not impact profitability.

     Weather in the second quarter of 2000 was 4.6% colder than the prior year period. Weather for the six month period was unchanged. Weather was 4.6% colder and 5.0% warmer for the second quarter and first six months, respectively, than the 20-year average. As a result of the TAC, revenues for 2000 will be closely tied to the 20-year normal temperatures and not actual weather conditions due to our TAC.

     The following is a comparison of operating revenue and throughput for the three and six month periods ended June 30, 2000 vs. the same periods ended June 30, 1999.

                                     SJG-14


                                        Three Months Ended    Six Months Ended
                                              June 30,             June 30,
                                          2000      1999       2000      1999
                                        --------  --------   --------  --------
Operating Revenues (Thousands):
  Firm
    Residential                          $22,224   $25,025   $ 92,897  $ 97,561
    Commercial                             5,212     5,016     21,492    21,201
    Industrial                             1,017       913      3,017     2,724
    Cogeneration & Electric Generation     4,977     2,136      6,199     2,803
    Firm Transportation                    7,862     6,131     21,874    16,962
                                        --------  --------   --------  --------
      Total Firm Operating Revenues       41,292    39,221    145,479   141,251

  Interruptible                              333       653        832       993
  Interruptible Transportation               361       362        845       895
  Off-System                              33,049    24,557     72,275    55,043
  Capacity Release & Storage                 567       856      2,428     1,730
  Other                                    1,059     1,001      1,804     1,820
                                        --------  --------   --------  --------
      Total Operating Revenues           $76,661   $66,650   $223,663  $201,732
                                        ========  ========   ========  ========
Throughput (MMcf):
  Firm
    Residential                            2,302     2,696     10,783    11,579
    Commercial                               634       621      2,800     2,837
    Industrial                                50        37        156       159
    Cogeneration & Electric Generation     1,113       679      1,251       750
    Firm Transportation                    6,349     5,875     14,814    12,664
                                        --------  --------   --------  --------
      Total Firm Throughput               10,448     9,908     29,804    27,989

  Interruptible                               56       137        105       244
  Interruptible Transportation               737       831      1,577     1,934
  Off-System                               9,357    10,461     21,427    24,775
  Capacity Release & Storage               9,395     8,038     19,934    11,359
                                        --------  --------   --------  --------
      Total Throughput                    29,993    29,375     72,847    66,301
                                        ========  ========   ========  ========


Gas Purchased for Resale

     Gas purchased for resale increased $9.6 million and $19.8 million for the second quarter and first six months of 2000 compared with the same periods in 1999 due principally to increased gas costs on off-system sales. SJG's gas cost during the first three months of 2000 averaged $3.23/dt compared with $2.33/dt in 1999. Unlike gas costs associated with off-system sales, changes in the cost of gas sold to utility rate payers do not directly effect Gas Purchased for Resale. Fluctuations in gas costs to rate payers not reflected in current rates are deferred and addressed in future periods under a BPU approved Levelized Gas Adjustment Clause (LGAC). Under the LGAC, fluctuations in gas costs not covered currently are reflected in future customer rates.
Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its customers.

                                     SJG-15

Operations

     A summary of net changes in Utility Operations and Other Operations (in thousands):

                                           Three Months Ended  Six Months Ended
                                                June 30,           June 30,
                                             2000 vs. 1999      2000 vs. 1999
                                             -------------      -------------

     Other Production Expense                         $4                 $5
     Transmission                                     29                 19
     Distribution                                      9                169
     Appliance Service - Net                         306                285
     Customer Accounts and Services                  166                451
     Sales                                           (25)                (5)
     Administration and General                     (242)               (26)
     Other                                           (53)               (75)
                                                 -------            -------
                                                    $194               $823
                                                 =======            =======


     Appliance Service - Net increased due to service activity on new warranty plans sold in the second quarter of 2000. Customer Accounts and Services costs increased in the second quarter of 2000 due primarily to higher meter reading expenses. We increased meter reading frequency to enhance customer service. The six month period was also impacted by temporarily increased staffing levels necessary to handle high call volumes related to the deregulation process in New Jersey and higher bad debt expense. Administrative and General costs decreased for the three month period from 1999 levels principally due to lower employee welfare and pension costs, offsetting a change in the way management fees are being charged from SJI to its subsidiaries.

Other Operating Expenses

     A summary of principal changes in other consolidated operating expenses (in thousands):

                                           Three Months Ended  Six Months Ended
                                                June 30,           June 30,
                                             2000 vs. 1999      2000 vs. 1999
                                             -------------      -------------

               Maintenance                          $411             $1,899
               Depreciation                          297                606
               Income Taxes                         (385)              (495)
               Other Taxes                           204                 83


     Maintenance was higher due to higher levels of Remediation Adjustment Clause (RAC) amortization. This additional amortization expense is recovered during the current period through rates (See Note 5 to the Condensed Consolidated Financial Statements). Depreciation was higher due to increased investment in property, plant and equipment by SJG.

                                     SJG-16

Interest Charges

     Interest charges were slightly lower in the first half of 2000 compared with the prior year period. Increased debt outstanding and higher interest rates in 2000 were largely offset by recoveries of carrying costs associated with unrecovered RAC and purchased gas costs. The debt was incurred primarily to support the expansion and upgrade of SJG's gas transmission and distribution system.

Net Income Applicable to Common Stock

     The details affecting the changes in net income and earnings per share are discussed under the appropriate captions above.

Liquidity

     The seasonal nature of gas operations; the timing of construction and remediation expenditures and related permanent financing; as well as mandated tax and sinking fund payment dates require large, short-term cash requirements. These requirements are generally met by cash from operations and short-term lines of credit. We maintain short-term lines of credit with a number of banks, totaling $140.0 million, of which $32.3 million was available at June 30, 2000. The credit lines are uncommitted and unsecured with interest rates typically available based upon the Federal Funds Rates or London Interbank Offered Rates (LIBOR).

     The changes in cash flows from operating activities (in thousands):

                                                       Six Months Ended
                                                            June 30,
                                                         2000 vs. 1999
                                                         -------------
     Increases/(Decreases):
     Net Income Applicable to Common Stock                    ($738)
     Depreciation and Amortization                              775
     Provision for Losses on Accounts Receivable                195
     Revenues and Fuel Costs Deferred - Net                  (9,727)
     Deferred and Non-Current Income Taxes and
      Credits - Net                                           1,874
     Environmental Remediation Costs - Net                    4,319
     Accounts Receivable                                     (4,539)
     Inventories                                             (5,289)
     Prepayments and Other Current Assets                     1,252
     Prepaid and Accrued Taxes - Net                         (9,002)
     Accounts Payable and Other Accrued Liabilities          14,197
     Other - Net                                             (2,123)
                                                            -------
           Net Cash Provided by Operating Activities        ($8,806)
                                                            =======


                                     SJG-17

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

     Changes in Accounts Receivable are primarily due to changes in off-system sales activity and SJG's sales volumes. Weather and commodity prices are the variables that primarily impact these sales. Changes impact cash flows when collected in subsequent periods.

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

Capital Resources

     SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first six months of 2000 amounted to $14.3 million. The costs for 2000, 2001 and 2002 are estimated at approximately $49.8 million, $45.5 million and $51.9 million, respectively. We expect to fund these expenditures from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of medium-term notes, capital leases, RAC recoveries, insurance recoveries and equity infusions from SJI.

                                     SJG-18

     In June 2000, SJI contributed $8 million of equity capital to SJG.

     In July 2000, SJG issued a total of $35 million of senior secured debt under its Medium Term Note program (MTN). Notes totaling $15 million were issued at 7.70%, maturing in 2015; notes totaling $10 million were issued at 7.97%, maturing in 2018; and notes totaling $10 million were issued at 7.90%, maturing in 2030. The net proceeds of these note issuances were used to retire short-term debt.

Ratio of Earnings to Fixed Charges

     The company's ratio of earnings to fixed charges for each of the periods indicated is as follows:

                                                      Twelve Months
                                                          Ended
                       Years Ended December 31,          June 30,
            ------------------------------------------   --------

            1995     1996      1997     1998      1999     2000

            2.3x     2.5x      2.6x     2.2x      2.5x     2.5x


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


                                     SJG-19


                          PART II -- OTHER INFORMATION


Item l.  Legal Proceedings

     Information required by this Item is incorporated by reference to Part I,
Item 1, Note 5, beginning on page 11.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We have interest rate risk exposure related to short-term debt. For information regarding our exposure related to this risk, see Item 7A in our Form 10-K for the year ended December 31, 1999. Our market risks have not materially changed from December 31, 1999.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule (submitted only in electronic format to the Securities and Exchange Commission).

     (b) On June 30, 2000, July 5, 2000 and July 6, 2000, South Jersey Gas Company filed Forms 8-K in relation to the issuance of a total of $35,000,000 of Secured Medium Term Notes. The company registered the Notes under the Securities Act of 1933 pursuant to a Registration Statement on Form S-3 (File No. 333-62019).

          Items reported include:

          Item 5. Other Events
          Item 7. Exhibits


                                     SJG-20


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SOUTH JERSEY GAS COMPANY
                                  (Registrant)



     Dated:  August 14, 2000        By:  /s/ David A. Kindlick
                                         David A. Kindlick
                                         Senior Vice President, Finance & Rates





     Dated:  August 14, 2000        By:  /s/ William J. Smethurst, Jr.
                                         William J. Smethurst, Jr.
                                         Vice President and Treasurer



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