Form 10-Q
period 2000-09-30
SOUTH JERSEY GAS CO/NEW
filed 2000-11-06
CIK 1035216

Page 1 of 22

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 2000       Commission File Number 000-22211


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

                             Yes  [X]      No  [  ]


As of October 24, 2000 there were 2,339,139 shares of the registrant's common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

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

                                                    Three Months Ended
                                                       September 30,
                                                  ----------------------
                                                     2000        1999
                                                  ----------  ----------
Operating Revenues:
   Utility                                        $  63,422   $  51,269
   Other                                                413         424
                                                  ----------  ----------
      Total Operating Revenues                       63,835      51,693
                                                  ----------  ----------
Operating Expenses:
   Gas Purchased for Resale                          46,345      34,878
   Utility Operations                                 9,544      10,969
   Other Operations                                     426         409
   Maintenance                                        1,350       1,284
   Depreciation                                       5,056       4,766
   Income Taxes                                      (2,603)     (2,990)
   Other Taxes                                        1,664       1,492
                                                  ----------  ----------
      Total Operating Expenses                       61,782      50,808
                                                  ----------  ----------
Operating Income                                      2,053         885
                                                  ----------  ----------
Interest Charges:
   Long-Term Debt                                     4,268       3,802
   Short-Term Debt and Other                          1,093       1,277
                                                  ----------  ----------
      Total Interest Charges                          5,361       5,079
                                                  ----------  ----------
Loss Before Preferred Dividend Requirements          (3,308)     (4,194)
Preferred Stock Dividend Requirements                    35          39
Preferred Securities Dividend Requirements              731         730
                                                  ----------  ----------
Net Loss Applicable to Common Stock               $  (4,074)  $  (4,963)
                                                  ==========  ==========
Average Shares of Common Stock Outstanding            2,339       2,339
                                                  ==========  ==========
Earnings Per Common Share                         $   (1.74)  $   (2.12)
                                                  ==========  ==========
Dividends Declared Per Common Share               $    0.94   $    1.73
                                                  ==========  ==========

The accompanying footnotes are an integral part of the financial statements.

                                     SJG-3

                   SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (In Thousands, Except for Per Share Data)

                                                    Nine Months Ended
                                                       Septemer 30,
                                                  ----------------------
                                                     2000        1999
                                                  ----------  ----------
Operating Revenues:
   Utility                                        $ 286,075   $ 251,957
   Other                                              1,423       1,468
                                                  ----------  ----------
      Total Operating Revenues                      287,498     253,425
                                                  ----------  ----------
Operating Expenses:
   Gas Purchased for Resale                         188,111     156,876
   Utility Operations                                29,182      29,709
   Other Operations                                   1,288       1,346
   Maintenance                                        5,840       3,875
   Depreciation                                      14,965      14,069
   Income Taxes                                       9,747       9,855
   Other Taxes                                        8,035       7,780
                                                  ----------  ----------
      Total Operating Expenses                      257,168     223,510
                                                  ----------  ----------
Operating Income                                     30,330      29,915
                                                  ----------  ----------
Interest Charges:
   Long-Term Debt                                    11,787      11,826
   Short-Term Debt and Other                          3,459       3,150
                                                  ----------  ----------
      Total Interest Charges                         15,246      14,976
                                                  ----------  ----------
Income Before Preferred Dividend Requirements        15,084      14,939
Preferred Stock Dividend Requirements                   115         121
Preferred Securities Dividend Requirements            2,192       2,192
                                                  ----------  ----------
Net Income Applicable to Common Stock             $  12,777   $  12,626
                                                  ==========  ==========
Average Shares of Common Stock Outstanding            2,339       2,339
                                                  ==========  ==========
Earnings Per Common Share                         $    5.46   $    5.40
                                                  ==========  ==========
Dividends Declared Per Common Share               $    4.53   $    5.19
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

                                     SJG-4

                                    SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (In Thousands)

                                                                                (Unaudited)
                                                                               September 30,       December 31,
                                                                         ------------------------- ------------
                                                                             2000         1999         1999
                                                                         ------------ ------------ ------------
Assets

Property, Plant and Equipment:
   Utility Plant, at original cost                                       $   750,498  $   711,323  $   721,338
     Accumulated Depreciation                                               (203,969)    (188,898)    (192,240)
   Gas Plant Acquisition Adjustment - Net                                      1,720        1,794        1,776
                                                                         ------------ ------------ ------------
          Property, Plant and Equipment - Net                                548,249      524,219      530,874
                                                                         ------------ ------------ ------------
Available-for-Sale Securities                                                  2,295        1,346        1,662
                                                                         ------------ ------------ ------------
Current Assets:
   Cash and Cash Equivalents                                                   2,900        1,263        4,694
   Accounts Receivable                                                        34,175       19,965       37,066
   Unbilled Revenues                                                           7,433        4,901       21,294
   Provision for Uncollectibles                                                 (860)        (932)        (932)
   Natural Gas in Storage, average cost                                       54,977       30,617       26,840
   Materials and Supplies, average cost                                        3,807        4,006        4,085
   Prepaid Taxes                                                               8,665        8,845        4,069
   Prepayments and Other Current Assets                                        2,702        3,120        2,461
                                                                         ------------ ------------ ------------
          Total Current Assets                                               113,799       71,785       99,577
                                                                         ------------ ------------ ------------
Accounts Receivable - Merchandise                                                376          674          684
                                                                         ------------ ------------ ------------
Regulatory and Other Non-Current Assets:
   Environmental Remediation Costs:
     Expended - Net                                                           14,527       25,818       25,702
     Liability for Future Expenditures                                        51,029       52,939       51,029
   Gross Receipts and Franchise Taxes                                          2,809        3,252        3,141
   Income Taxes - Flowthrough Depreciation                                    10,797       11,775       11,531
   Deferred Fuel Cost - Net                                                   23,811        7,953       13,174
   Deferred Postretirement Benefit Costs                                       4,630        5,050        4,914
   Other                                                                       8,352        8,003        7,951
                                                                         ------------ ------------ ------------
          Total Regulatory and Other Non-Current Assets                      115,955      114,790      117,442
                                                                         ------------ ------------ ------------
               Total Assets                                              $   780,674  $   712,814  $   750,239
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

                                     SJG-5

                                    SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (In Thousands)

                                                                                (Unaudited)
                                                                               September 30,       December 31,
                                                                         ------------------------- ------------
                                                                             2000         1999         1999
                                                                         ------------ ------------ ------------
Capitalization and Liabilities

Common Equity:
   Common Stock, Par Value $2.50 per share:
      Authorized - 4,000,000 shares
      Outstanding - 2,339,139 shares                                     $     5,848  $     5,848  $     5,848
   Other Paid-In Capital and Premium on  Common Stock                        125,817      117,817      117,817
   Retained Earnings                                                          60,634       54,751       58,457
                                                                         ------------ ------------ ------------
          Total Common Equity                                                192,299      178,416      182,122
                                                                         ------------ ------------ ------------
Preferred Stock and Securities:
   Redeemable Cumulative Preferred  -  Par Value $100 per share,
   Authorized 43,104, 45,504 and 45,504 shares, respectively
   Outstanding:
      Series A, 4.70% -  300, 1,200 and 1,200 shares                              30          120          120
      Series B, 8.00% - 17,742, 19,242 and 19,242 shares                       1,774        1,924        1,924
   Company-Guaranteed Mandatorily Redeemable
    Preferred Securities of Subsidiary Trust
    Par Value $25 per share, 1,400,000 shares
    Authorized and Outstanding                                                35,000       35,000       35,000
                                                                         ------------ ------------ ------------
          Total Preferred Stock and Securities                                36,804       37,044       37,044
                                                                         ------------ ------------ ------------
Long-Term Debt                                                               207,123      185,704      183,561
                                                                         ------------ ------------ ------------
          Total Capitalization                                               436,226      401,164      402,727
                                                                         ------------ ------------ ------------
Current Liabilities:
   Notes Payable                                                              93,800       89,700      118,900
   Current Maturities of Long-Term Debt                                       11,876        8,876        8,876
   Accounts Payable                                                           51,552       34,898       34,822
   Customer Deposits                                                           5,284        5,305        5,386
   Environmental Remediation Costs                                            12,534        8,752       12,534
   Taxes Accrued                                                               2,288        1,781          634
   Interest Accrued and Other Current Liabilities                              7,837        7,518       10,422
                                                                         ------------ ------------ ------------
          Total Current Liabilities                                          185,171      156,830      191,574
                                                                         ------------ ------------ ------------
Deferred Credits and Other Non-Current Liabilities:
   Deferred Income Taxes - Net                                                96,303       86,511       93,543
   Environmental Remediation Costs                                            38,495       44,187       38,495
   Pension and Other Postretirement Benefits                                  11,520       13,404       12,303
   Investment Tax Credits                                                      4,595        4,946        4,849
   Other                                                                       8,364        5,772        6,748
                                                                         ------------ ------------ ------------
            Total Deferred Credits and Other Non-Current
             Liabilities                                                     159,277      154,820      155,938
                                                                         ------------ ------------ ------------
Commitments and Contingencies  (See Note 5)

               Total Capitalization and Liabilities                      $   780,674  $   712,814  $   750,239
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

                                     SJG-6

                          SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (In Thousands)

                                                                    Nine Months Ended
                                                                       September 30,
                                                                ---------------------------
                                                                    2000           1999
                                                                ------------   ------------
Cash Flows from Operating Activities:
  Net Income Applicable to Common Stock                         $    12,777    $    12,626

  Adjustments to Reconcile Net Income to Cash Flows
   Provided by Operating Activities:
    Depreciation and Amortization                                    17,192         16,194
    Provision for Losses on Accounts Receivable                         740            668
    Revenues and Fuel Costs Deferred - Net                          (10,637)        (2,444)
    Deferred and Non-Current Income Taxes and Credits - Net           3,107            291
    Environmental Remediation Costs - Net                            11,175          1,682
    Changes in:
      Accounts Receivable                                            15,940         22,134
      Inventories                                                   (27,859)        (2,953)
      Prepayments and Other Current Assets                             (241)          (853)
      Prepaid and Accrued Taxes - Net                                (2,942)         4,145
      Accounts Payable and Other Accrued Liabilities                 14,043         (5,938)
    Other - Net                                                       1,534          2,636
                                                                ------------   ------------
        Net Cash Provided by Operating Activities                    34,829         48,188
                                                                ------------   ------------
Cash Flows from Investing Activities:
  Capital Expenditures, Cost of Removal and Salvage                 (33,222)       (36,670)
  Purchase of Available-for-Sale Securities                            (633)          (460)
                                                                ------------   ------------
        Net Cash Used in Investing Activities                       (33,855)       (37,130)
                                                                ------------   ------------
Cash Flows from Financing Activities:
  Net Repayments of Lines of Credit                                 (25,100)        (7,300)
  Proceeds from Sale of Long-Term Debt                               35,000              0
  Principal Repayments of Long-Term Debt                             (8,438)        (9,006)
  Dividends on Common Stock                                         (10,600)       (12,150)
  Repurchase of Preferred Stock                                        (240)           (90)
  Additional Investment by Shareholder                                8,000         15,000
  Payments for Issuance of Long-Term Debt                            (1,390)             0
                                                                ------------   ------------
        Net Cash Used in Financing Activities                        (2,768)       (13,546)
                                                                ------------   ------------
Net Decrease in Cash and Cash Equivalents                            (1,794)        (2,488)
Cash and Cash Equivalents at Beginning of Period                      4,694          3,751
                                                                ------------   ------------
Cash and Cash Equivalents at End of Period                      $     2,900    $     1,263
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

     New Accounting Pronouncement - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for the first quarter of our fiscal year ending December 31, 2001. This statement establishes accounting and reporting standards for derivative instruments, including those embedded in other contracts, and for hedging activities. It requires recognizing derivatives as assets or liabilities at fair value on the balance sheet. We are currently evaluating the effects of FASB No. 133 on our financial condition and results of operations, which may vary based on our use of derivative instruments at the time of adoption.

Note 2.  Income Taxes:

     The significant components of federal and state income taxes reflected in the condensed consolidated statements of income are as follows (in thousands):

                                     SJG-8


                                    Three Months Ended     Nine Months Ended
                                      September 30,          September 30,
                                    -------------------    ------------------
                                      2000       1999        2000      1999
                                    --------   --------    --------  --------
     Current:
       Federal                      $ (2,981)  $ (2,583)   $  4,524  $  6,634
       State                            (662)      (504)      2,116     2,930
                                    --------   --------    --------  --------
           Total Current              (3,643)    (3,087)      6,640     9,564

     Deferred:
       Federal                           984        326       2,952       977
       State                             137       (131)        409      (393)
                                    --------   --------    --------  --------
           Total Deferred              1,121        195       3,361       584

     Investment Tax Credit               (81)       (98)       (254)     (293)
                                    --------   --------    --------  --------
           Net Income Taxes         $ (2,603)  $ (2,990)   $  9,747  $  9,855
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

     Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas supplier. As of September 30, 2000, 44,863 of SJG's residential customers had elected to purchase their gas commodity from someone other than SJG. The bills of those using a gas supplier other than SJG are reduced for cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in gas costs and taxes under SJG's BPU-approved fuel clause. SJI's net income, financial condition and margins are not affected as a result of the unbundling.

     In addition to allowing all customers to select their own supplier, the unbundling settlement also created an incentive to customers to select a supplier, other than SJG, in the form of a Market Development Credit (MDC). This credit is being provided to customers over a two-year period beginning January 2000 and will approximate $2.5 million plus carrying costs through December 2001. The majority of this credit was provided for on SJG's books as a Deferred Credit. Therefore, the impact of the MDC will not materially impact future periods.

     Also approved was the recovery of carrying costs on the RAC, as previously discussed, and a modification to SJG's LGAC. Under-recovered gas costs of $11.9 million as of October 31, 1999, and carrying costs thereon, are being recovered over a three-year period beginning January 2000.

     In April 2000, the BPU approved an appliance service filing to modify SJG's existing service sentry plans, implement three new service sentry plans and to implement flat rate pricing for its appliance service business.

     Effective June 2000, SJG implemented price increases for its appliance service business. The new rates are competitive with those of other service providers in New Jersey.

     In August 2000, SJG filed its annual LGAC and TAC for 2000-2001. The filing requested a $35.0 million increase to its LGAC. Also included in the proposal was the recovery of projected under-recovered gas costs of $26.5

                                     SJG-10

million as of October 31, 2000 and carrying costs thereon, over a three-year period. SJG also requested recovery of $6.3 million under its TAC resulting from warmer weather during the last two winter seasons.

Note 4.  Retained Earnings:

     Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on our common stock. SJG's retained earnings, which is free of these restrictions, was approximately $58.8 million as of September 30, 2000.

Note 5.  Commitments and Contingencies:

     Construction Commitments - SJG's estimated net cost of construction and environmental remediation programs for 2000 totals $45.2 million. Commitments were made regarding these programs.

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

     Since the early 1980s, SJG accrued environmental remediation costs of $113.9 million, of which $62.9 million was spent as of September 30, 2000.
With the assistance of an outside consulting firm, we estimate that future costs to clean up SJG's sites will range from $51.0 million to $161.3 million. We recorded the lower end of this range as a liability. It is reflected on the 2000 condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. SJG did not adjust the accrued liability for future insurance recoveries, which we have been successful in pursuing. We used these proceeds to offset related legal fees and to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

     SJG has two regulatory assets associated with environmental remediation cost. The first asset is titled Environmental Remediation Cost: Expended - Net. These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB
No. 71, "Accounting for the Effects of Certain Types of Regulation." The BPU allows SJG to recover such expenditures through the RAC. SJG's current recovery level includes remediation costs expended through July 1998 and petitions to recover costs through July 2000 are pending.

                                     SJG-11

     The other asset titled Environmental Remediation Cost: Liability for Future Expenditures relates to estimated future expenditures determined under the guidance of FASB No. 5, "Accounting for Contingencies." This amount, which relates to former manufactured gas plant sites, was recorded as a deferred debit with the corresponding amount reflected on the condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The deferred debit is a regulatory asset under FASB No. 71. The BPU's intent, evidenced by current practice, is to allow SJG to recover the deferred costs after they are spent.

     SJG files with the BPU to recover these costs in rates through its RAC. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of September 30, 2000, SJG's unamortized remediation costs of $14.5 million are reflected on the condensed consolidated balance sheet under the caption Regulatory and Other Non-Current Assets. Since implementing the RAC in 1992, SJG recovered $24.4 million through rates as of September 30, 2000.

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

Note 7.  Long-Term Debt:

     In July 2000, SJG issued $35 million of debt under a Medium Term Note Program established October 1998. Notes totaling $15 million were issued at 7.70%, maturing in 2015; notes totaling $10 million were issued at 7.97%, maturing in 2018; and notes totaling $10 million were issued at 7.90%, maturing in 2030. A remainder of $35 million is authorized to be issued under this program through December 2001.


                                     SJG-12


          Item 2.   Management's Discussion and Analysis of Results of
                       Operations and Financial Condition


Overview

     South Jersey Gas Company (SJG) is a natural gas distribution company serving 278,495 customers at September 30, 2000, compared with 270,692 customers at September 30, 1999. SJG also makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers for our own sales and for some of our customers. South Jersey Industries, Inc.
(SJI) owns all of the common stock of SJG.

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

Customer Choice Legislation

     Effective January 1, 2000, all residential natural gas customers in New Jersey are able to choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of February 1999. Commercial and industrial customers have had the ability to choose gas suppliers since 1987. SJG's residential customers have been able to choose a gas supplier since April of 1997 under a pilot program. As of September 30, 2000, 44,863 SJG residential customers participated in the program. Customers' bills are reduced for cost of gas charges and applicable taxes. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs and taxes. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income, financial condition or margins.

                                     SJG-13

Energy Adjustment Clauses

     SJG's BPU approved Temperature Adjustment Clause (TAC) had the following impacts on 2000 and 1999 third quarter and nine month net earnings:

                                                   2000      1999
                                                  ------    ------
     TAC Adjustment Increase to Net Income
      ($ in thousands)

           Quarter Ended 9/30                         $0      $106
           Nine Months Ended 9/30                 $1,349    $1,338


     While the revenue and income impacts of TAC adjustments are recorded as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next TAC year. Each TAC year begins October 1.


Results of Operations - Three and Nine Months Ended September 30, 2000 Compared to Three and Nine Months Ended September 30, 1999

Operating Revenues

     Revenues increased $12.1 million and $34.1 million in the third quarter and first nine months of 2000 compared with the prior year periods. The primary reasons for the increases were increased off-system sales, 7,803 additional customers and increased rates resulting from an increase in the Levelized Gas Adjustment Clause (LGAC) to recover increased gas costs. These factors more than offset revenue reductions due to the continued migration of firm gas sales to firm transportation. Note, however, that SJG's tariffs are structured so that profits are derived from the transportation of gas, not the sale of the commodity. Consequently, the switch to firm transportation reduced revenues but did not impact profitability.

     Because customer heating needs are minimal in the third quarter, weather is not material to SJG's operating results. Weather for the nine month period was 1.8% colder than the prior year. Weather was 3.6% warmer for the first nine months than the 20-year average. As a result of the TAC, revenues for 2000 will be closely tied to the 20-year normal temperatures and not actual weather conditions due to our TAC.

     The following is a comparison of operating revenue and throughput for the three and nine month periods ended September 30, 2000 vs. the same periods ended September 30, 1999.

                                     SJG-14


                                          Three Months Ended  Nine Months Ended
                                            September 30,       September 30,
                                            2000     1999      2000      1999
                                           -------  -------  --------  --------
  Operating Revenues (Thousands):
    Firm
      Residential                          $14,911  $12,986  $107,808  $110,547
      Commercial                             4,404    3,306    25,895    24,507
      Industrial                               559      921     3,576     3,645
      Cogeneration & Electric Generation     3,894    4,259    10,093     7,062
      Firm Transportation                    6,077    5,209    27,952    22,171
                                           -------  -------  --------  --------
        Total Firm Operating Revenues       29,845   26,681   175,324   167,932

    Interruptible                              308      277     1,140     1,270
    Interruptible Transportation               309      305     1,154     1,200
    Off-System                              32,015   22,704   104,290    77,747
    Capacity Release & Storage                 568      870     2,996     2,600
    Other                                      790      856     2,594     2,676
                                           -------  -------  --------  --------
        Total Operating Revenues           $63,835  $51,693  $287,498  $253,425
                                           =======  =======  ========  ========

  Throughput (MMcf):
    Firm
      Residential                            1,331    1,260    12,114    12,839
      Commercial                               514      403     3,314     3,240
      Industrial                                25       26       181       185
      Cogeneration & Electric Generation       707    1,297     1,958     2,047
      Firm Transportation                    5,135    5,704    19,949    18,368
                                           -------  -------  --------  --------
        Total Firm Throughput                7,712    8,690    37,516    36,679

    Interruptible                               29       63       134       307
    Interruptible Transportation               661      711     2,238     2,645
    Off-System                               6,948    8,277    28,375    33,052
    Capacity Release & Storage               9,627    8,149    29,561    19,508
                                           -------  -------  --------  --------
        Total Throughput                    24,977   25,890    97,824    92,191
                                           =======  =======  ========  ========


Gas Purchased for Resale

     Gas purchased for resale increased $11.5 million and $31.2 million for the third quarter and first nine months of 2000 compared with the same periods in 1999 due principally to increased gas costs on off-system sales. SJG's gas cost during the first nine months of 2000 averaged $3.61/dt compared with $2.28/dt in 1999. Unlike gas costs associated with off-system sales, changes in the cost of gas sold to utility rate payers do not directly effect Gas Purchased for Resale. Fluctuations in gas costs to rate payers not reflected in current rates are deferred and addressed in future periods under a BPU approved Levelized Gas Adjustment Clause (LGAC). Under the LGAC, fluctuations in gas costs not covered currently are reflected in future customer rates. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its customers.

                                     SJG-15

Operations

     A summary of net changes in Utility Operations and Other Operations (in thousands):

                                        Three Months Ended  Nine Months Ended
                                           September 30,      September 30,
                                           2000 vs. 1999      2000 vs. 1999
                                           -------------      -------------

          Other Production Expense                 $5                $10
          Transmission                              1                 20
          Distribution                            (87)                82
          Appliance Service - Net                 550                835
          Customer Accounts and Services         (103)               348
          Sales                                   (29)               (34)
          Administration and General           (1,762)            (1,788)
          Other                                    17                (58)
                                              -------            -------
                                              ($1,408)             ($585)
                                              =======            =======


     Appliance Service - Net increased primarily due to service activity on new warranty plans sold in the second and third quarter of 2000. The BPU mandated reallocation of costs between utility and non-utility operations as part of the energy deregulation process in New Jersey also contributed to this increase.

     Customer Accounts and Services costs increased in the first nine months of 2000 due primarily to higher meter reading expenses. We increased meter reading frequency to enhance customer service. Costs were additionally impacted by temporarily increased staffing costs necessary to handle high call volumes related to the deregulation process in New Jersey and higher bad debt expense.

     Administrative and General costs decreased from 1999 levels principally due to lower employee welfare and pension costs in addition to lower management fees charged from SJI to its subsidiaries.

Other Operating Expenses

     A summary of principal changes in other consolidated operating expenses (in thousands):

                                        Three Months Ended  Nine Months Ended
                                           September 30,      September 30,
                                           2000 vs. 1999      2000 vs. 1999
                                           -------------      -------------

                       Maintenance                $66             $1,965
                       Depreciation               290                896
                       Income Taxes               387               (108)
                       Other Taxes                172                255


                                     SJG-16

     Maintenance was higher due to higher levels of Remediation Adjustment Clause (RAC) amortization during the first half of the year. This additional amortization expense is recovered during the current period through rates (See
Note 5 to the Condensed Consolidated Financial Statements). Depreciation was higher due to increased investment in property, plant and equipment by SJG.

Interest Charges

     Interest charges were higher in the first nine months of 2000 compared with the prior year period. Increased debt outstanding and higher interest rates in 2000 were mostly offset by recoveries of carrying costs associated with unrecovered RAC and purchased gas costs. The debt was incurred primarily to support the expansion and upgrade of SJG's gas transmission and distribution system.

Net Income Applicable to Common Stock

     The details affecting the changes in net income and earnings per share are discussed under the appropriate captions above.

Liquidity

     The seasonal nature of gas operations; the timing of construction and remediation expenditures and related permanent financing; as well as mandated tax and sinking fund payment dates require large, short-term cash requirements. These requirements are generally met by cash from operations and short-term lines of credit. We maintain short-term lines of credit with a number of banks, totaling $140.0 million, of which $46.2 million was available at September 30, 2000. The credit lines are uncommitted and unsecured with interest rates typically available based upon the Federal Funds Rates or London Interbank Offered Rates (LIBOR).

                                     SJG-17

     The changes in cash flows from operating activities (in thousands):

                                                     Nine Months Ended
                                                       September 30,
                                                       2000 vs. 1999
                                                       -------------
     Increases/(Decreases):
     Net Income Applicable to Common Stock                   $151
     Depreciation and Amortization                            998
     Provision for Losses on Accounts Receivable               72
     Revenues and Fuel Costs Deferred - Net                (8,193)
     Deferred and Non-Current Income Taxes and
      Credits - Net                                         2,816
     Environmental Remediation Costs - Net                  9,493
     Accounts Receivable                                   (6,194)
     Inventories                                          (24,906)
     Prepayments and Other Current Assets                     612
     Prepaid and Accrued Taxes - Net                       (7,087)
     Accounts Payable and Other Accrued Liabilities        19,981
     Other - Net                                           (1,102)
                                                         --------
           Net Cash Provided by Operating Activities     ($13,359)
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

                                     SJG-18

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

Capital Resources

     SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first nine months of 2000 amounted to $22.0 million. The net costs for 2000, 2001 and 2002 are estimated at approximately $45.2 million, $44.4 million and $51.9 million, respectively. We expect to fund these expenditures from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of medium-term notes, capital leases, RAC recoveries, insurance recoveries and equity infusions from SJI.

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

Ratio of Earnings to Fixed Charges

     The company's ratio of earnings to fixed charges for each of the periods indicated is as follows:

                                                         Twelve Months
                                                             Ended
                   Years Ended December 31,              September 30,
          ----------------------------------------       -------------

          1995     1996     1997     1998     1999            2000

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

                            SOUTH JERSEY GAS COMPANY
                                  (Registrant)



     Dated:  November 6, 2000      By:   /s/ David A. Kindlick
                                         David A. Kindlick
                                         Senior Vice President, Finance & Rates





     Dated:  November 6, 2000      By:   /s/ William J. Smethurst, Jr.
                                         William J. Smethurst, Jr.
                                         Vice President and Treasurer


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