Form 10-K
period 2000-12-31
SOUTH JERSEY GAS CO/NEW
filed 2001-03-23
CIK 1035216

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000    Commission File Number 000-22211

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

                                   - COVER -





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

     SJG serves 281,350 residential, commercial and industrial customers (at December 31, 2000) in southern New Jersey. Gas sales, transportation and capacity release for 2000 amounted to approximately 132,528 MMcf (million cubic feet), of which approximately 53,757 MMcf was firm sales and transportation, 3,229 MMcf was interruptible sales and transportation and 75,542 MMcf was off-system sales and capacity release. The breakdown of firm sales includes 35.6% residential, 11.5% commercial, 3.8% cogeneration and electric generation,
 .5% industrial and 48.6% transportation. At year-end 2000, SJG served 261,621 residential customers, 19,319 commercial customers and 410 industrial customers. This includes 2000 net additions of 7,020 residential customers, 425 commercial customers and 6 industrial customers.

     Under an agreement with Conectiv Inc., an electric utility serving southern New Jersey, SJG supplies natural gas to several electric generation facilities. This gas service is provided under the terms of a firm electric service tariff approved by the New Jersey Board of Public Utilities (BPU) on a demand/commodity basis. In 2000, 2.3 Bcf (billion cubic feet) was delivered under this agreement.

     SJG serviced 7 cogeneration facilities in 2000. Combined sales and transportation of natural gas to such customers amounted to approximately 4.2 Bcf in 2000.

     SJG makes wholesale gas sales for resale to gas marketers for ultimate delivery to end users. These "off-system" sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and
636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 2000, off-system sales amounted to 38.1 Bcf. Also in 2000, capacity release and storage through put amounted to 37.4 Bcf.

                                     SJG-2


     Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term "interruptible" is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG's tariffs. Usage by interruptible customers, excluding off-system customers, in 2000 amounted to approximately 3.2 Bcf, approximately 2.4 percent of the total throughput.

     No material part of SJG's business is dependent upon a single customer or a few customers.

Service Territory

     The majority of SJG's residential customers reside in the northern and western portions of its service territory in Burlington, Camden, Salem and Gloucester counties. A majority of new customers reside in this section of the service territory, which includes the residential suburbs of Wilmington and Philadelphia. The franchise area to the east is centered on Atlantic City and the neighboring resort communities in Atlantic and Cape May counties, which experience large population increases in the summer months. The impact of the casino gaming industry on the Atlantic City area has resulted in the creation of new jobs and the expansion of the residential and commercial infrastructure necessary to support a developing year-round economy. Ground was broken in September 2000 for the first new casino/hotel in 13 years, marking the beginning of another round of development in the city.

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

     Retail sales by SJG are made under rate schedules within a tariff filed with and subject to the jurisdiction of the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. The tariff contains provisions permitting the recovery of environmental remediation costs associated with former manufactured gas plant sites and for the adjustment of revenues due to the impact of "temperature" fluctuations as prescribed in SJG's tariff. The tariff also contains provisions permitting SJG to pass on to customers increases and decreases in the cost of purchased gas supplies. The cost of gas purchased from the utility by consumers has historically been set annually by the BPU under a Levelized Gas Adjustment Clause (LGAC) within SJG's tariff. When actual gas costs experienced by SJG are less than those charged to customers under the LGAC, customer bills in the subsequent LGAC period(s) are adjusted to provide credits for the overrecovery with interest. When actual gas costs are more than recovered through rates, SJG is permitted to charge customers more for gas in future periods for the underrecovery. However, SJG has not normally been permitted to recover the cost associated with financing the underrecovered amounts.

                                     SJG-3


     In February, 1999, the Electric Discount and Energy Competition Act (the
Act) was signed into law in New Jersey. This bill created the framework and necessary time schedules for the restructuring of the state's electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and to determine whether basic gas supply services should become competitive.

     SJG received BPU approval of its unbundling proposal in January 2000. In addition to allowing all customers to select their own gas supplier, the approval provided incentive to customers to choose a supplier other than SJG with a Market Development Credit (MDC). This credit, approximately $2.5 million plus carrying costs, is available to customers through December 2001. The majority of the credit was provided for on SJG's books as a Deferred Credit. Therefore, the MDC should not materially impact future periods.

     The unbundling proposal also provided SJG with the ability to recover carrying costs on unrecovered remediation costs under the Remediation Adjustment Clause (RAC), while holding the current RAC rate in effect through October 2002. Our RAC rate last changed in September 1999. SJG's LGAC was also modified by the unbundling process. Under-recovered gas costs of $11.9 million as of October 31, 1999, and related carrying costs, are being recovered through 2002.

     The Act also contains numerous provisions requiring the BPU to promulgate and adopt a variety of standards related to implementing the Act. These required standards address fair competition, affiliate relations, accounting, competitive services, supplier licensing, consumer protection and aggregation. In March 2000, the BPU issued Interim Standards in response to the Act. The BPU has undertaken an extensive comment, meeting and audit process to address the concerns of all impacted parties. SJG actively participated in the process, and we believe the final standards will not have a material adverse affect on the company.

     Additional information on regulatory affairs is incorporated by reference to Notes 1, 2, 6 and 12 of SJG's consolidated financial statements for the year ended December 31, 2000. See Item 8.

     SJG Capital Trust, a Delaware statutory trust, is a wholly owned subsidiary of SJG, which had the sole purpose of issuing beneficial interests in its assets (Preferred Securities). The proceeds of selling such Preferred Securities were invested in Deferrable Interest Subordinated Debentures issued by SJG. SJG is the guarantor of such Preferred Securities.

     In 2000, SJG made no public announcement of, or otherwise made public information about, a new product or industry segment that would require the investment of a material amount of the assets of SJG or which otherwise was material.

Raw Materials

     Transportation Contracts and Storage

     SJG has direct connections to two interstate pipeline companies, Transco and Columbia. During 2000, SJG purchased and had delivered approximately 66.0 Bcf of natural gas for distribution to both on-system and off-system customers. Of this total, 51.8 Bcf was transported on the Transco pipeline system and 14.2 Bcf was transported on the Columbia pipeline system. SJG also secures firm transportation and other long term services from four additional pipelines upstream of the Transco and Columbia systems. They include: Columbia Gulf Transmission Company (Columbia Gulf), Sempra Energy Trading Corp. (Sempra), Texas Gas Transmission Corporation (Texas Gas) and Equitrans. Services provided by these upstream pipelines are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above mentioned pipelines are subject to changes as directed by FERC Order No. 636.

                                     SJG-4


     Transco:

     Transco is SJG's largest supplier of long-term gas transmission services. These services include four year-round and one seasonal firm transportation
(FT) service arrangements. When combined, these services enable SJG to purchase from third parties and have delivered to its city gate stations by Transco a total of 164,089 Thousand Cubic Feet of gas per day ("Mcf/d"). The terms of the year-round agreements extend for various periods from 2002 to 2010 while the term of the seasonal agreement extends to 2011.

     SJG also has seven long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 10.1 Bcf. Through these services, SJG can inject gas into market area storage during periods of low demand and withdraw gas at a rate of up to 86,973 Mcf per day during periods of high demand. The terms of the storage service agreements extend for various periods from 2001 to 2008.

     Sempra:

     SJG has separate gas sales and capacity management agreements with Sempra, which were formerly with CNG Energy Service, Corp., which provide SJG with up to 9,662 Mcf per day of gas during the period November 16 through March 31 of each year.

     Columbia:

     SJG has three firm transportation agreements with Columbia which, when combined, provide for 43,500 Mcf/d of firm deliverability.

     SJG also subscribes to a firm storage service from Columbia, to March 31, 2009, which provides a maximum withdrawal quantity of 51,102 Mcf/d during the winter season with an associated 3,355,557 Mcf of storage capacity.

     Equitrans:

     SJG has a storage service provided by Equitrans, to April 1, 2002, under which up to 504,831 Mcf of gas may be stored during the summer season and up to 4,829 Mcf/d may be withdrawn during the winter season. The gas is delivered to SJG under firm transportation agreements with Equitrans, CNG and Transco.

     Gas Supplies

     SJG has several long term gas supply agreements with various producers and marketers that expire between 2001 and 2007. Under these agreements, SJG can purchase up to 47,195,461 Mcf of natural gas per year. When advantageous, SJG can purchase spot supplies of natural gas in place of or in addition to those volumes reserved under long-term agreements.

     The following chart shows by percentage the actual sources of purchased gas supply for each of the last three years:

                                       2000      1999      1998
                                      ------    ------    ------
     Long-Term Contract                65.3%     76.8%     61.8%
     Spot                              34.7%     23.2%     38.2%
                                      ------    ------    ------
           Total                      100.0%    100.0%    100.0%


                                     SJG-5


     Supplemental Gas Supplies

     SJG entered into a new Liquified Natural Gas (LNG) purchase agreement with a third party provider which extends through October 31, 2003. For the 2000-2001 contract year, SJG's annual contract quantity under the agreement is 186,047 Mcf. LNG purchases are transported to SJG's McKee City, New Jersey LNG storage facility by truck.

     SJG operates peaking facilities which can store and vaporize LNG for injection into its distribution system. SJG's LNG facility has a storage capacity equivalent to 404,000 Mcf of natural gas and has an installed capacity to vaporize up to 90,000 Mcf of LNG per day for injection into its distribution system.

     SJG also operates a high pressure pipe storage field at its McKee City facility which is capable of storing 12,000 Mcf of gas and injecting up to 10,000 Mcf/d of gas per day into SJG's distribution system.

     Peak-Day Supply

     SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees F. Gas demand on such a design day was estimated for the 2000-2001 winter season to be 455,983 Mcf versus a design day supply of 474,443 Mcf. On January 17, 2000, SJG experienced its highest peak-day demand of 371,612 Mcf with an average temperature of 12.95 degrees F.

     Gas Prices

     SJG's average commodity cost of gas purchased in 2000 and 1999 was $4.32 per Mcf and $2.30 per Mcf, respectively.

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

                                     SJG-6


Backlog

     Backlog is not material to an understanding of SJG's business.

Government Contracts

     No material portion of SJG's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government.

Competition

     SJG's franchises are non-exclusive, however, currently no other utility is providing service within its territory. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. The market for natural gas commodity sales is subject to competition as a result of deregulation. Through its tariff, SJG has promoted competition while maintaining its margins. Substantially all of SJG's profits are from the transportation rather than the sale of the commodity. SJG maintained its focus on being a low-cost provider of natural gas and energy services. SJG also competes with other marketers/brokers in the selling of wholesale natural gas services.

Research

     During the last three fiscal years, SJG did not engage in research activities to any material extent.

Environmental Matters

     Information on environmental matters is incorporated by reference to Note 12 to SJG's consolidated financial statements for the year ended December 31, 2000. See Item 8.

Employees

     SJG had a total of 615 employees as of December 31, 2000. Information regarding labor relations matters is incorporated by reference to "Other Events" included in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.

Financial Information About Foreign and Domestic Operations and Export Sales

     SJG has no foreign operations and export sales are not a part of its business.


                              Item 2.  Properties

     The principal property of SJG consists of its gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG's distribution systems for delivery to customers. As of December 31, 2000, there were approximately 92 miles of mains in the transmission systems and 5,119 miles of mains in the distribution systems.

     SJG owns office and service buildings, including its corporate headquarters, at seven locations in the territory and a liquefied natural gas storage and vaporization facility.

     As of December 31, 2000, the SJG utility plant had a gross book value of $763.9 million and a net book value, after accumulated depreciation, of $555.6 million. In 2000, $47.1 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $4.6 million. Construction and remediation expenditures for 2001 are currently expected to approximate $45.0 million.

                                     SJG-7


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

     Cash dividends are usually declared on SJG's common stock on a quarterly basis. SJG is restricted under its First Mortgage Indenture, as supplemented, as to the amount of cash dividends or other distributions that may be paid on its common stock. Retained earnings free of such restriction approximate $63.6 million at December 31, 2000.

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

                                     SJG-9


                       Item 6.  Selected Financial Data

     The following financial data has been obtained from SJG's audited financial statements:


                      (In Thousands Except for Share Data)

                                                                     Year Ended December 31,
                                                 ------------------------------------------------------------
                                                     2000        1999        1998        1997        1996
                                                 ------------------------------------------------------------
Operating Revenues                                  $446,948    $350,921    $299,070    $327,548    $330,335
                                                 ============================================================
Operating Income                                     $46,010     $44,025     $36,978     $39,996     $38,849
                                                 ============================================================
Income before Preferred Securities Dividend
 Requirement                                          24,853      23,466      17,910      22,000      19,389

Preferred Dividend Requirements:
  Preferred Stock                                       (151)       (162)       (166)       (170)       (174)
  Preferred Securities                                (2,923)     (2,922)     (2,922)     (1,932)          0
                                                 ------------------------------------------------------------
Net Income Applicable to Common Stock                $21,779     $20,382     $14,822     $19,898     $19,215
                                                 ============================================================
Average Shares of Common Stock Outstanding         2,339,139   2,339,139   2,339,139   2,339,139   2,339,139

Earnings per Common Share                              $9.31       $8.71       $6.34       $8.51       $8.21

Ratio of Earnings to Fixed Charges (1)                 2.6x        2.5x        2.2x        2.6x        2.5x


                                                                     As of December 31,
                                                 ------------------------------------------------------------
                                                     2000        1999        1998        1997        1996
                                                 ------------------------------------------------------------
Property, Plant and Equipment, Net                  $557,269    $530,874    $502,243    $454,239    $421,622
                                                 ============================================================
Total Assets                                        $842,083    $750,239    $720,136    $649,113    $599,926
                                                 ============================================================
Capitalization:
  Common Equity (2)                                 $197,101    $182,122    $162,940    $164,785    $134,564
  Preferred Stock and Securities (3)                  36,804      37,044      37,134      37,224       2,314
  Long-Term Debt                                     204,981     183,561     194,710     175,860     149,736
                                                 ------------------------------------------------------------
      Total                                         $438,886    $402,727    $394,784    $377,869    $286,614
                                                 ============================================================


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

(2)  Included are cash contributions to capital as follows:  2000 - $8.0 million; 1999 - $15.0 million;
     1997 - $25.6 million.

(3)  Includes sale in 1997 of $35.0 million Company Guaranteed Mandatorily Redeemable Preferred Securities
     of Subsidiary Trust.


                                     SJG-10


Comparative statistical data related to revenues and gas throughput is as follows:


                                              2000         1999         1998         1997         1996
                                         ------------ ------------ ------------ ------------ ------------
Operating Revenues (Thousands):
 Firm
   Residential                           $   172,418  $   152,946  $   147,274  $   176,717  $   177,673
   Commercial                                 49,669       35,064       36,328       60,418       70,755
   Industrial                                  5,265        4,879        4,175        5,535        7,540
   Cogeneration & Electric Generation         11,016        8,496        8,119        5,249       16,173
   Firm Transportation                        38,213       33,125       24,893       15,966       10,473
                                         ------------ ------------ ------------ ------------ ------------
      Total Firm                             276,581      234,510      220,789      263,885      282,614

 Interruptible                                 1,695        1,645        2,506        6,085        7,256
 Interruptible Transportation                  1,531        1,724        2,598        3,507        2,630
 Off-System                                  160,208      104,142       62,578       39,403       28,236
 Capacity Release & Storage                    4,411        4,193        6,031        8,533        4,349
 Other                                         2,522        4,707        4,568        6,135        5,250
                                         ------------ ------------ ------------ ------------ ------------
      Total Operating Revenues           $   446,948  $   350,921  $   299,070  $   327,548  $   330,335
                                         ============ ============ ============ ============ ============
Throughput (MMcf):
 Firm
   Residential                                19,124       17,741       16,979       19,955       21,699
   Commercial                                  6,191        4,634        4,826        8,067       10,117
   Industrial                                    282          246          348          733        1,238
   Cogeneration & Electric Generation          2,046        2,316        2,373        1,230        5,180
   Firm Transportation                        26,114       25,143       22,336       20,196       12,969
                                         ------------ ------------ ------------ ------------ ------------
      Total Firm Throughput                   53,757       50,080       46,862       50,181       51,203
                                         ------------ ------------ ------------ ------------ ------------
 Interruptible                                   207          383          694        1,345        1,618
 Interruptible Transportation                  3,022        3,628        6,049        7,586        5,422
 Off-System                                   38,097       42,480       26,916       14,462        8,571
 Capacity Release & Storage                   37,445       29,247       27,319       36,382       25,460
                                         ------------ ------------ ------------ ------------ ------------
      Total Throughput                       132,528      125,818      107,840      109,956       92,274
                                         ============ ============ ============ ============ ============
Number of Customers at Year End:
   Residential                               261,621      254,601      248,210      242,132      236,008
   Commercial                                 19,319       18,894       18,457       18,037       17,469
   Industrial                                    410          404          398          398          397
                                         ------------ ------------ ------------ ------------ ------------
      Total Customers                        281,350      273,899      267,065      260,567      253,874
                                         ============ ============ ============ ============ ============
Maximum Daily Sendout (MMcf)                     375          324          314          355          325
                                         ============ ============ ============ ============ ============
Annual Degree Days                             4,942        4,468        4,110        4,829        5,175
                                         ============ ============ ============ ============ ============
Normal Degree Days *                           4,639        4,664        4,708        4,728        4,689
                                         ============ ============ ============ ============ ============




* Average degree days recorded in SJG service territory during 20-year period ended June 30 of prior year.

                                     SJG-11


          Item 7.  Management's Discussion and Analysis of Results of
                       Operations and Financial Condition


Overview

     South Jersey Gas Company (SJG) is a wholly-owned subsidiary of South Jersey Industries, Inc. (SJI). SJG is a regulated natural gas distribution company serving 281,350 customers at December 31, 2000, compared with 273,899 customers at December 31, 1999. SJG also makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system.
In addition, SJG transports natural gas purchased directly from producers or suppliers for our own sales and for some of our customers.

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

     A number of factors could cause our actual results to differ materially from those anticipated, including, but not limited to the following: general economic conditions on an international, national, state and local level; weather conditions in our marketing areas; commodity costs; regulatory and court decisions; competition; the availability and cost of capital; costs and effects of legal proceedings and environmental liabilities; and changes in business strategies.

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

Customer Choice Legislation

     Effective January 1, 2000, all residential natural gas customers in New Jersey are able to choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of February 1999. Commercial and industrial customers have had the ability to choose gas suppliers since 1987. SJG's residential customers have been able to choose a gas supplier since April of 1997 under a pilot program. As of December 31, 2000, 35,657 SJG residential customers participated in the program. Customers' bills are reduced for cost of gas charges and applicable taxes. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs and taxes under a BPU-approved fuel clause. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition.

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

     SJG's Temperature Adjustment Clause (TAC), approved by the Board of Public Utilities (BPU), had the following impacts on 2000 and 1999 fourth quarter and 12-month net earnings:

                                                     2000         1999
                                                   --------     --------
     TAC Adjustment (Decrease) Increase to
      Net Income ($ in thousands)

         Quarter Ended 12/31                       $(2,201)        $642
         12 Months Ended 12/31                       $(852)      $1,980


     While the revenue and income impacts of TAC adjustments are recorded as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next TAC year. Each TAC year begins October 1.

Results of Operations

Operating Revenues

     Revenues increased $96.0 million in 2000, compared with the prior year. The primary reason for the increase was greater off-system sales, 7,451 additional customers and higher rates resulting from an increase in the Levelized Gas Adjustment Clause (LGAC) to recover increased gas costs at SJG. These factors more than offset revenue reductions due to the continued migration of firm gas sales to firm transportation. Note, however, that SJG's tariffs are structured so that profits are derived from the transportation of gas, not commodity sales. Consequently, the switch to firm transportation reduced revenues but did not impact profitability.

     In 1999, revenues increased $51.9 million versus 1998, due primarily to higher off-system sales and 6,834 additional customers at SJG. Results also benefited significantly from the revised TAC. These factors more than offset revenue reductions due to the continued migration of firm gas sales to firm transportation.

     Weather in 2000 was 10.6% colder than the prior year. Weather was also 4.1% colder in 2000 than the approved 20-year TAC average. Weather in 1999 was 8.7% colder than in 1998, but was 4.2% warmer than the 20-year average. As a result of the TAC, revenues from utility ratepayers for 2000 and 1999 were closely tied to the 20-year normal temperatures and not actual weather conditions.

     Total gas throughput increased 5.2% to 132,528 MMcf in 2000. Throughput in 1999 rose 16.6% to 125,818 MMcf compared with 1998. Results in 2000 were due to increased residential, commercial and capacity release activity. The 1999 increase was due to higher off-system sales.

                                     SJG-13


Gas Purchased for Resale

     Gas purchased for resale increased $90.2 million in 2000, compared with 1999, due principally to increased gas costs, particularly on off-system sales. SJG's gas cost during 2000 averaged $4.18/dt compared with $2.38/dt in 1999 and $2.35/dt in 1998. A $37.6 million increase in 1999 compared with 1998, was due mostly to increased sales volumes, particularly to off-system customers.
Unlike gas costs associated with off-system sales, changes in the cost of gas sold to utility ratepayers are not reflected in Cost of Gas Sold - Utility as incurred. Fluctuations in gas costs to ratepayers not reflected in current rates are deferred and addressed in future periods under the LGAC. Higher gas costs in 2000 began to be reflected in rates via an LGAC increase in November 2000.

     Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its customers. The next contract expiration is in March 2001. We do not anticipate any difficulty renewing or replacing expiring contracts under substantially similar terms and conditions. SJG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $4.8 million per month, recovered on a current basis through the LGAC.

Utility Operations

     Summary of net changes in Utility Operations (in thousands):

                                               2000 vs. 1999   1999 vs. 1998
                                               -------------   -------------

     Production                                       $(2)             $9
     Transmission                                     (59)            (47)
     Distribution                                    (818)           (238)
     Appliance Service - Net                         (414)              6
     Customer Accounts and Services                 1,084            (349)
     Sales                                            (67)            (72)
     Administration and General                      (286)          1,438
                                                 --------        --------
           Total Net Change                         $(562)          $(747)
                                                 ========        ========


     Distribution expenses decreased in 2000, primarily due to a work stoppage among SJG's unionized employees beginning November 9, 2000, and continuing until January 17, 2001. During the work stoppage, payroll levels were reduced as functions critical to maintaining gas system safety and reliability, as well as new revenue generation, were performed mostly by non-union personnel.

     Customer Accounts and Services costs increased in 2000, primarily due to higher bad debt expense. Most of this expense results from an increase in reserves for bad debts. Higher customer bills due to increased gas costs could adversely impact collections in 2001.

     Administrative and General costs increased in 1999 principally due to a change in the way costs are allocated to subsidiaries at the SJI level.

                                     SJG-14


Other Operating Expenses

     Summary of principal changes in other consolidated operating expenses (in thousands):

                                               2000 vs. 1999   1999 vs. 1998
                                               -------------   -------------
     Other Operations                               $(168)             $23
     Maintenance                                    1,740              775
     Depreciation                                   1,178            1,774
     Income Taxes                                   1,196            3,199
     Energy and Other Taxes                           466              648


     Maintenance rose in 2000, due to higher levels of Remediation Adjustment Clause (RAC) amortization during the first half of the year. This additional amortization expense is recovered during the current period through rates (See
Note 13 to the Consolidated Financial Statements). Maintenance increased in 1999, due primarily to higher levels of amortization of previously deferred environmental remediation expenses. These expenses were offset by higher revenue recovery via the RAC and were, therefore, earnings neutral. Depreciation rose due to increased investment in property, plant and equipment by SJG. Income Tax increases reflect the impact of changes in pre-tax income.

Interest Charges

     Interest charges were higher in 2000, compared with 1999. Increased debt outstanding and higher interest rates in 2000 were mostly offset by recoveries of carrying costs associated with unrecovered RAC and purchased gas costs. The long-term debt was incurred primarily to support the expansion and upgrade of SJG's gas transmission and distribution system. Significant increases in gas acquisition costs in 2000 resulted in increased usage of short-term debt and additional interest expense.

Net Income Applicable to Common Stock

     The details affecting the changes in net income and earnings per share are discussed under the appropriate captions above.

Liquidity

     The seasonal nature of gas operations; the timing of construction and remediation expenditures and related permanent financing; as well as mandated tax and sinking fund payment dates create large, short-term cash requirements. These requirements are generally met by cash from operations and short-term lines of credit. We maintain short-term lines of credit with a number of banks, totaling $160 million, of which $46.1 million was available at December 31, 2000. The credit lines are uncommitted and unsecured with interest rates typically available based upon the Federal Funds Rate or London Interbank Offered Rates (LIBOR).

                                     SJG-15


     The changes in cash flows from operating activities (in thousands):

                                                  2000 vs. 1999   1999 vs. 1998
                                                  -------------   -------------
     Increases/(Decreases):
     Net Income Applicable to Common Stock            $1,397          $5,560
     Depreciation and Amortization                     1,310           2,662
     Provision for Losses on Accounts Receivable       1,204            (413)
     Revenues and Fuel Costs Deferred - Net           (7,971)         (5,163)
     Deferred and Non-Current Income Taxes and
      Credits - Net                                    7,257             357
     Environmental Remediation Costs - Net             5,430           7,590
     Accounts Receivable                             (42,936)         (9,890)
     Inventories                                      (5,626)          4,029
     Prepayments and Other Current Assets                 15            (217)
     Prepaid and Accrued Taxes - Net                  (7,857)         19,397
     Accounts Payable and Other Accrued
      Liabilities                                     45,664           1,516
     Other - Net                                        (980)         (3,318)
                                                     -------         -------
           Net Cash Provided by Operating
            Activities                               ($3,093)        $28,746
                                                     =======         =======


     Depreciation and Amortization are non-cash charges to income and do not impact cash flow. Changes in depreciation cost reflect the effect of additions and reductions to fixed assets.

     Changes in Provision for Losses on Accounts Receivable reflect management's expectations regarding the collectability of customer billings. The sudden and rapid increase in natural gas prices could adversely impact collection of accounts receivable.

     Decreases in Revenues and Fuel Costs Deferred - Net reflect the impact of payments or credits to customers for amounts previously overcollected and the undercollection of fuel costs resulting from increases in natural gas costs. Increases reflect the impact of overcollection of fuel costs or the recovery of previously deferred fuel costs.

     Changes in Deferred and Non-Current Income Taxes and Credits - Net represent the differences between taxes accrued and amounts paid. Generally, deferred income taxes related to deferred fuel costs are paid in the next year.

     Changes in Environmental Remediation Costs - Net represent the differences between amounts expended for environmental remediation compared with amounts collected under the RAC and insurance recoveries.

     Changes in Accounts Receivable are primarily due to changes in off-system sales activity and sales volumes of SJG. Weather and commodity prices are the variables that impact these sales. Historically high commodity prices were responsible for most of the change in 2000. Changes impact cash flows when receivables are collected in subsequent periods.

     Changes in Inventories reflect the impact of natural gas price changes and weather-related changes in customer gas usage patterns.

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

                                     SJG-16


     Changes in Accounts Payable and Other Current Liabilities reflect the impact of timing differences between the accrual and payment of costs. High natural gas prices were the primary reason for the significant increase in 2000.

     Changes in Other - Net reflect numerous changes in noncurrent assets and liabilities, including accrued deferred income taxes.

Regulatory Matters

     Rate Actions

     In February 1999, the Electric Discount and Energy Competition Act (the
Act) was signed into law in New Jersey. This bill created the framework and necessary time schedules for restructuring the state's electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer accounting functions and to determine whether basic gas supply services should become competitive.

     SJG received BPU approval of its unbundling proposal in January 2000. In addition to allowing all customers to select their own gas supplier, the approval provided incentives for customers to choose a supplier other than SJG with a Market Development Credit (MDC). This credit, approximately $2.5 million plus carrying costs, is available to customers through December 2001. The majority of the credit was provided for on SJG's books as a Deferred Credit. Therefore, the MDC should not materially impact future periods.

     The Act also contains numerous provisions requiring the BPU to promulgate and adopt a variety of standards related to implementing the Act. These required standards address fair competition, affiliate relations, accounting, competitive services, supplier licensing, consumer protection and aggregation. In March 2000, the BPU issued Interim Standards in response to the Act. The BPU has undertaken an extensive comment, meeting and audit process to address the concerns of all impacted parties. SJG actively participated in this process, and we believe the final standards will not have a material adverse effect on the company.

     SJG has operated under its current TAC since October 1998. Under this temperature adjustment clause, revenues from utility ratepayers are tied to a 20-year average temperature calculation. Warmer-than-normal weather results in the utility recognizing revenues for which cash won't be received from ratepayers until the following TAC year. Colder-than-normal weather requires SJG to defer revenues in excess of the 20-year norm, with ratepayers receiving credits to their bills for the overage in the following TAC year. Each TAC year runs from October 1 through May 31.

     In November 2000, SJG received approval to increase its LGAC. The impact of this increase is approximately 19.0% to a typical residential heating customer. The BPU also approved the creation of a flexible pricing mechanism, allowing for five additional 2.0% increases effective for December 2000 and January, February, March and April of 2001. In March 2001, the BPU approved additional LGAC rate increases for SJG using a flexible pricing mechanism. Additional rate increases of 2% in May, June and July 2001 were approved. In addition, the ruling permits SJG to recover unrecovered gas costs as of October 31, 2001 with interest at 5.5% over a three-year period. Recoverable interest expense is expected to begin accruing by April 1. The actions by the BPU were taken in response to unprecedented high gas costs experienced since early 2000.

                                     SJG-17


     Environmental Remediation

     We successfully entered into settlements with all of SJG's historic comprehensive general liability carriers regarding environmental remediation expenditures at former manufactured gas plant sites. As part of these settlements, SJG purchased an insurance policy that caps its remediation expenditures at 11 of these sites. The insurance policy is in force for 25 years at 10 sites and 30 years at one site.

     In September 1999, the BPU approved SJG's request to recover remediation costs at former manufactured gas plant sites as permitted under the RAC. SJG's RAC level increased from $0.0032 per therm to $0.0107 per therm to include all RAC-related expenditures made between 1993 and 1998. Consequently, SJG expects to recover an additional $4.5 million per year through 2006.

     Other Regulatory Asset Recovery

     Adopting FASB No. 109, "Accounting for Income Taxes," in 1993 primarily resulted in creating a $17.6 million regulatory asset. SJG is recovering the amortization of this asset through rates over 18 years which began in December 1994. Also, SJI adopted FASB No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1993. The BPU allowed partial recovery of costs associated with FASB No. 106 and prescribed continued deferral of unrecovered costs until 1998. Beginning January 1998, the BPU approved full recovery of the net periodic benefit cost and recovery through 2013 of the regulatory asset, amounting to $4.5 million at December 31, 2000.

Litigation

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

     Interest Rate Risk - SJG's exposure to interest rate risk relates primarily to short-term, variable rate borrowings. We manage interest rates through the use of fixed and, to a lesser extent, variable rate debt. A hypothetical 10% increase in interest rates on $113.9 million of variable rate debt outstanding at December 31, 2000 would result in a $502,000 increase in our interest expense net of tax. SJG's high point for variable rate borrowings typically occurs around year-end. Our long-term debt is all issued at fixed rates and, consequently, interest expense to SJG is not impacted by changes in market interest rates. Our debt has typically been issued with provisions that do not permit us to retire debt early to take advantage of changes in interest rates. We do not currently use any derivatives to hedge interest rates.

     Commodity Price Risk - SJG's natural gas businesses is subject to market risk due to fluctuations in natural gas prices. To limit exposure to fluctuations, SJG has at times entered into forward contracts. SJG recovers gas costs through the LGAC, and protects against price fluctuations by using forward contracts.

Capital Resources

     SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for 2000 amounted to $43.8 million. The net costs for 2001, 2002 and 2003 are estimated at approximately $45.0 million, $50.7 million and $48.9 million, respectively. We expect to fund these expenditures from several sources, which may include

                                     SJG-18


cash generated by operations, temporary use of short-term debt, sale of medium-term notes, capital leases, RAC recoveries, insurance recoveries and equity infusions from SJI.

     In July 2000, SJG issued a total of $35 million of senior secured debt under its $100 million Medium Term Note Program (MTN). Notes totaling $15 million were issued at 7.70%, maturing in 2015; $10 million were issued at 7.97%, maturing in 2018; and $10 million were issued at 7.90%, maturing in 2030. The net proceeds of these note issuances were used to retire short-term debt. The MTN had $35 million of availability remaining at December 31, 2000 and remains effective through December 31, 2001.

     In October 1998, SJG issued $30 million of debt under the MTN. Notes totaling $10 million were issued at 6.12%, maturing in 2010, and $20 million of notes were issued at 7.125%, maturing in 2018. The net proceeds of these note issuances were used to retire short-term debt and to fund capital expenditures.

     SJI contributed $8.0 million of capital to SJG during 2000. Contributions of capital are credited to Other Paid-In Capital and Premium on Common Stock.

Ratio of Earnings to Fixed Charges

     The company's ratio of earnings to fixed charges for each of the periods indicated is as follows:

                            Years Ended December 31,
                ----------------------------------------------

                1996       1997       1998      1999      2000
                ----       ----       ----      ----      ----
                2.5x       2.6x       2.2x      2.5x      2.6x

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

Other Events

     SJG employs 401 workers who are members of two separate unions. Following the expiration of a labor contract, the 354 members of our largest union commenced a work stoppage on November 9, 2000. The remaining 47 unionized employees walked out on December 13, 2000. SJG's unionized employees returned to work on January 17, 2001, agreeing to a new 4-year contract. Key elements of the contract include employee contributions toward healthcare costs, revised wage structures for new employees and revisions to sick-time policies. During the work stoppage, operation critical work was conducted mostly by non-union personnel. As a result of the nature of SJG's operations, the work stoppage did not materially effect the operational or financial condition of SJG.

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

     Interest Rate Risk - SJG's exposure to interest rate risk relates primarily to short-term, variable rate borrowings. We manage interest rates through the use of fixed and, to a lesser extent, variable rate debt. A hypothetical 10% increase in interest rates on $113.9 million of variable rate debt outstanding at December 31, 2000 would result in a $502,000 increase in our interest expense net of tax. SJG's high point for variable rate borrowings typically occurs around year-end. Our long-term debt is all issued at fixed rates and, consequently, interest expense to SJG is not impacted by changes in market interest rates. Our debt has typically been issued with provisions that do not permit us to retire debt early to take advantage of changes in interest rates. We do not currently use any derivatives to hedge interest rates.

     Commodity Price Risk - SJG's natural gas businesses is subject to market risk due to fluctuations in natural gas prices. To limit exposure to fluctuations, SJG has at times entered into forward contracts. SJG recovers gas costs through the LGAC, and protects against price fluctuations by using forward contracts.


              Item 8.  Financial Statements and Supplementary Data

                          INDEPENDENT AUDITORS' REPORT

To the Shareholder and Board of Directors of South Jersey Gas Company:

     We have audited the consolidated balance sheets of South Jersey Gas Company and subsidiary as of December 31, 2000 and 1999, and the related statements of consolidated income and retained earnings and consolidated cash flows for each of the three years in the period ended December 31, 2000.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of South Jersey Gas Company and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 14, 2001

                                     SJG-20



                         SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                               CONSOLIDATED BALANCE SHEETS
                                      (In Thousands)
                                                                       December 31,
                                                               --------------------------
                                                                    2000          1999
                                                               ------------  ------------
ASSETS

Property, Plant and Equipment: (Notes 1, 3 & 7)
   Utility Plant, at original cost                             $   763,860   $   721,338
     Accumulated Depreciation                                     (208,292)     (192,240)
   Gas Plant Acquisition Adjustment - Net                            1,701         1,776
                                                               ------------  ------------
          Property, Plant and Equipment - Net                      557,269       530,874
                                                               ------------  ------------
Available-for-Sale Securities                                        2,494         1,662
                                                               ------------  ------------
Current Assets:
   Cash and Cash Equivalents (Notes 1 & 9)                           4,715         4,694
   Accounts Receivable (Notes 2 & 3)                                67,803        37,066
   Unbilled Revenues (Note 1)                                       43,803        21,294
   Provision for Uncollectibles                                     (1,754)         (932)
   Natural Gas in Storage, average cost                             31,769        26,840
   Materials and Supplies, average cost                              4,037         4,085
   Prepaid Taxes (Note 1)                                            3,960         4,069
   Prepayments and Other Current Assets                              2,640         2,461
                                                               ------------  ------------
          Total Current Assets                                     156,973        99,577
                                                               ------------  ------------
Accounts Receivable - Merchandise                                      277           684
                                                               ------------  ------------
Regulatory and Other Non-Current Assets:  (Note 1)
   Environmental Remediation Costs: (Notes 2 & 12)
     Expended - Net                                                 18,474        25,702
     Liability for Future Expenditures                              51,029        51,029
   Gross Receipts and Franchise Taxes (Note 6)                       2,698         3,141
   Income Taxes - Flowthrough Depreciation (Note 6)                 10,553        11,531
   Deferred Fuel Cost - Net (Notes 1 & 2)                           28,810        13,174
   Deferred Postretirement Benefit Costs (Note 11)                   4,536         4,914
   Other                                                             8,970         7,951
                                                               ------------  ------------
          Total Regulatory and Other Non-Current Assets            125,070       117,442
                                                               ------------  ------------
               Total Assets                                    $   842,083   $   750,239
                                                               ===========   ============


The accompanying footnotes are an integral part of the financial statements.


                                     SJG-21

                         SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                               CONSOLIDATED BALANCE SHEETS
                                      (In Thousands)
                                                                      December 31,
                                                               --------------------------
                                                                    2000          1999
                                                               ------------  ------------
Capitalization and Liabilities

Common Equity:  (Note 10)
   Common Stock, Par Value $2.50 per share:
      Authorized - 4,000,000 shares
      Outstanding - 2,339,139 shares                           $     5,848   $     5,848

   Other Paid-In Capital and Premium on  Common Stock              125,817       117,817
   Retained Earnings                                                65,436        58,457
                                                               ------------  ------------
          Total Common Equity                                      197,101       182,122
                                                               ------------  ------------
Preferred Stock and Securities: (Note 4)
   Redeemable Cumulative Preferred  -  Par Value $100 per
   share, Authorized 43,104 and 45,504 shares, respectively
   Outstanding:
      Series A, 4.7% -  300 and 1,200 shares                            30           120
      Series B, 8% - 17,742 and 19,242 shares                        1,774         1,924
   Company-Guaranteed Mandatorily Redeemable
    Preferred Securities of Subsidiary Trust
    Par Value $25 per share,  1,400,000 shares
    Authorized and Outstanding                                      35,000        35,000
                                                               ------------  ------------
          Total Preferred Stock and Securities                      36,804        37,044
                                                               ------------  ------------
Long-Term Debt (Notes 7 & 8)                                       204,981       183,561
                                                               ------------  ------------
          Total Capitalization                                     438,886       402,727
                                                               ------------  ------------
Current Liabilities:
   Notes Payable  (Note 9)                                         113,900       118,900
   Current Maturities of Long-Term Debt (Note 7)                    11,876         8,876
   Accounts Payable                                                 75,103        34,822
   Customer Deposits                                                 5,366         5,386
   Environmental Remediation Costs (Note 12)                        15,872        12,534
   Taxes Accrued (Note 2)                                              442           634
   Interest Accrued and Other Current Liabilities                   12,796        10,422
                                                               ------------  ------------
          Total Current Liabilities                                235,355       191,574
                                                               ------------  ------------
Deferred Credits and Other Non-Current Liabilities:
   Deferred Income Taxes - Net (Note 5)                            107,947        93,543
   Environmental Remediation Costs (Note 12)                        35,157        38,495
   Pension and Other Postretirement Benefits (Note 11)              12,314        12,303
   Investment Tax Credits (Note 6)                                   4,513         4,849
   Other                                                             7,911         6,748
                                                               ------------  ------------
            Total Deferred Credits and Other Non-Current
             Liabilities                                           167,842       155,938
                                                               ------------  ------------
Commitments and Contingencies  (Note 12)

               Total Capitalization and Liabilities            $   842,083   $   750,239
                                                               ============  ============


The accompanying footnotes are an integral part of the financial statements.


                                     SJG-22

                         SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                 STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS
                        (In Thousands Except for Per Share Data)

                                                           Year Ended December 31,
                                                      ----------------------------------
                                                         2000        1999        1998
                                                      ----------  ----------  ----------
Operating Revenues:
   Utility (Notes 1, 2 & 3)                           $ 446,090   $ 347,941   $ 297,431
   Other                                                    858       2,980       1,639
                                                      ----------  ----------  ----------
      Total Operating Revenues                          446,948     350,921     299,070
                                                      ----------  ----------  ----------
Operating Expenses:
   Gas Purchased for Resale                             302,652     212,460     174,822
   Utility Operations                                    40,673      41,235      40,488
   Other Operations                                       1,636       1,804       1,781
   Maintenance                                            7,797       6,057       5,282
   Depreciation (Note 1)                                 20,072      18,894      17,120
   Income Taxes (Notes 1, 5 & 6)                         16,651      15,455      12,256
   Energy and Other Taxes (Notes 1 & 5)                  11,457      10,991      10,343
                                                      ----------  ----------  ----------
      Total Operating Expenses                          400,938     306,896     262,092
                                                      ----------  ----------  ----------
Operating Income                                         46,010      44,025      36,978

Interest Charges
   Long-Term Debt                                        16,124      15,721      15,218
   Short-Term Debt and Other                              5,033       4,838       3,850
                                                      ----------  ----------  ----------
      Total Interest Charges                             21,157      20,559      19,068
                                                      ----------  ----------  ----------
Income Before Preferred Dividend Requirements            24,853      23,466      17,910

Preferred Stock Dividend Requirements (Note 4)              151         162         166
Preferred Securities Dividend Requirements (Note 4)       2,923       2,922       2,922
                                                      ----------  ----------  ----------
Net Income Applicable to Common Stock                    21,779      20,382      14,822
Retained Earnings at Beginning of Year                   58,457      54,275      56,120
                                                      ----------  ----------  ----------
                                                         80,236      74,657      70,942
Dividends Declared - Common Stock                        14,800      16,200      16,667
                                                      ----------  ----------  ----------
Retained Earnings at End of Year (Note 10)            $  65,436   $  58,457   $  54,275
                                                      ==========  ==========  ==========
Average Shares of Common Stock Outstanding                2,339       2,339       2,339

Earnings Per Common Share                             $    9.31   $    8.71   $    6.34
                                                      ==========  ==========  ==========
Dividends Declared Per Common Share                   $    6.33   $    6.93   $    7.13
                                                      ==========  ==========  ==========


The accompanying footnotes are an integral part of the financial statements.

                                     SJG-23

                                SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                                             (In Thousands)

                                                                        Year Ended December 31,
                                                               ----------------------------------------
                                                                   2000          1999          1998
                                                               ------------  ------------  ------------
Cash Flows from Operating Activities:
  Net Income Applicable to Common Stock                        $    21,779   $    20,382   $    14,822

  Adjustments to Reconcile Net Income to Cash Flows
   Provided by Operating Activities:
    Depreciation and Amortization                                   22,986        21,676        19,014
    Provision for Losses on Accounts Receivable                      2,176           972         1,385
    Revenues and Fuel Costs Deferred - Net                         (15,636)       (7,665)       (2,502)
    Deferred and Non-Current Income Taxes and Credits - Net         14,030         6,773         6,416
    Environmental Remediation Costs - Net                            7,228         1,798        (5,792)
    Changes in:
      Accounts Receivable                                          (54,600)      (11,664)       (1,774)
      Inventories                                                   (4,881)          745        (3,284)
      Prepayments and Other Current Assets                            (179)         (194)           23
      Prepaid and Accrued Taxes - Net                                  (83)        7,774       (11,623)
      Accounts Payable and Other Accrued Liabilities                42,635        (3,029)       (4,545)
    Other - Net                                                      2,056         3,036          (282)
                                                               ------------  ------------  ------------
        Net Cash Provided by Operating Activities                   37,511        40,604        11,858
                                                               ------------  ------------  ------------
Cash Flows from Investing Activities:
  Purchase of Available-for-Sale Securities                           (832)         (776)         (886)
  Capital Expenditures, Cost of Removal and Salvage                (47,574)      (48,346)      (65,824)
                                                               ------------  ------------  ------------
Net Cash Used in Investing Activities                              (48,406)      (49,122)      (66,710)
                                                               ------------  ------------  ------------
Cash Flows from Financing Activities:
  Net (Repayments of) Borrowing from Lines of Credit                (5,000)       21,900        51,100
  Proceeds from Issuance of Long-Term Debt                          35,000             -        30,000
  Principal Repayments of Long-Term Debt                           (10,580)      (11,149)      (11,150)
  Dividends on Common Stock                                        (14,800)      (16,200)      (16,667)
  Repurchase of Preferred Stock                                       (240)          (90)          (90)
  Payments for Issuance of Long-Term Debt and Preferred
    Securities                                                      (1,464)            -          (557)
  Additional Investment by Shareholder                               8,000        15,000             -
                                                               ------------  ------------  ------------
        Net Cash Provided by Financing Activities                   10,916         9,461        52,636
                                                               ------------  ------------  ------------
Net Increase(Decrease) in Cash and Cash Equivalents                     21           943        (2,216)
Cash and Cash Equivalents at Beginning of Year                       4,694         3,751         5,967
                                                               ------------  ------------  ------------
Cash and Cash Equivalents at End of Year                       $     4,715   $     4,694   $     3,751
                                                               ============  ============  ============
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest (Net of Amounts Applicable to LGAC
     Overcollections and Amounts Capitalized)                  $    24,210   $    25,098   $    21,614
    Income Taxes (Net of Refunds)                              $     3,468   $     4,820   $    12,037


The accompanying footnotes are an integral part of the financial statements.


                                     SJG-24


                    SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The Entity - The consolidated financial statements include the accounts of South Jersey Gas Company (SJG) and its wholly owned statutory trust subsidiary, SJG Capital Trust. South Jersey Industries, Inc. (SJI) owns all of the outst anding common stock of SJG.

     Estimates and Assumptions - Our financial statements are prepared to conform with generally accepted accounting principles. Management makes estimates and assumptions that affect the amounts reported in the financial statements and re lated disclosures. Therefore, actual results could differ from those estimates.

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

     SJG's tariff also includes a Temperature Adjustment Clause (TAC), a Remediation Adjustment Clause (RAC) and a Demand Side Management Clause (DSMC). Our TAC reduces the impact of temperature fluctuations on SJG and its customers. The RAC recovers remediation costs of former gas manufacturing plants and the DSMC recovers costs associated with our conservation plan. TAC adjustments affect revenue, income and cash flows since colder-than-normal weather can generate credits to custome rs, while warmer-than-normal weather during the winter season can result in additional billings. RAC adjustments do not directly affect earnings because we defer and recover these costs through rates over 7-year amortization periods (See Notes 2 & 12 ). DSMC adjustments are not significant and do not affect earnings.

     Property, Plant & Equipment - For regulatory purposes, utility plant is stated at original cost. The cost of adding, replacing and renewing property is charged to the appropriate plant account.

                                     SJG-25


                                                            2000        1999
                                                          --------    --------
     Utility Plant:

     Production Plant                                     $    900    $    967
     Storage Plant                                           8,589       8,522
     Transmission Plant                                     96,646      95,175
     Distribution Plant                                    627,469     588,479
     General Plant                                          27,253      25,068
     Intangible Plant                                          229         267
                                                          --------    --------
       Utility Plant in Service                            761,086     718,478

       Construction Work in Progress                         1,452       1,538
     Gas Stored - Base Gas                                   1,322       1,322
                                                          --------    --------
           Total Utility Plant                            $763,860    $721,338
                                                          ========    ========



     Depreciation and Amortization - We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.8% in 2000, 1999 and 1998. Except for extraordinary retirements, accumulated depreciation is charged with the cost of depreciable utility property retired, and removal costs less salvage. The gas plant acquisition adjustment is amortized on a straight-line basis over 40 years. The unamortized balance of $1.7 million at December 31, 2000, is not included in the rate base.

     New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in June 2000, FASB issued Statement No. 138, " Accounting for Certain Derivative Instruments and Certain Hedging Activities." Both are effective for our fiscal year beginning January 2001. These statements establish accounting and reporting standards for derivative instruments, including those embedded in other contracts, and for hedging activities. It requires recognizing derivatives as assets or liabilities at fair value on the balance sheet. SJG has identified financial instruments that qualify as derivatives as of January 1, 2001. Management believes, based on its interpretation of guidance issued, that the derivative contracts qualify for the normal purchases and normal sales exception and, therefore, no additional disclosure is required. Subsequent guidance from FASB or the Derivative Implementation Group could affect the accounting for such transactions in 2001 and beyond.

     Income, Energy and Other Taxes - Deferred income taxes are provided for all significant temporary differences between book and taxable income (See Notes 5 & 6).

     New Jersey adopted legislation reforming energy taxation in 1997. The law eliminated the Gross Receipts & Franchise Tax (GRAFT) of approximately 13% of utility revenue, replacing it with a combination of taxes including a 6% State Sales and Use Tax, a 9% State Corporation Business Tax and a State-imposed Transitional Energy Facilities Assessment (TEFA). The TEFA, a tax on gas volumes sold and transported, is being phased out over 5 years beginning January 1, 1999. The revised tax policy is ultimately expected to eliminate tax differences between utility and non-utility energy suppliers, providing fair competition and lower energy costs for consumers.

     Statements of Cash Flows - For purposes of reporting cash flows, highly liquid investments with original maturities of 3 months or less are considered cash equivalents.

2.   REGULATORY ACTIONS:

     In January 1997, the BPU granted SJG a total rate increase of $10.3 million. The $6.0 million base rate portion of the increase was based on a 9.62% rate of return on rate base, which included an 11.25% return on common equity. Additionally, SJG's threshold for sharing pre-tax margins generated by

                                     SJG-26


interruptible and off-system sales and transportation (Sharing Formula) increased from $4.0 million to $5.0 million. With the completion of major construction projects, this $5.0 million threshold increased to $7.8 million. SJG keeps 100% of pre-tax margins up to the threshold level and 20% of margins above that level. In October 1998, the BPU approved a revision to the Sharing Formula as part of an agreement to modify SJG's TAC. The revision credits the first $750,000 above the current threshold level to the LGAC customers. Thereafter, SJG keeps 20% of the pre-tax margins as it has historically.

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

     Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas supplier. As of December 31, 2000, 35,657 of SJG's residential customers had elected to purchase their gas commodity from someone other than SJG. The bills of those using a gas supplier other than SJG are reduced for cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in gas costs and taxes under SJG's BPU-approved fuel clause. SJG's net income, financial condition and margins are not affected as a result of the unbundling.

     In addition to allowing all customers to select their own supplier, the unbundling settlement also created an incentive to customers to select a supplier, other than SJG, in the form of a Market Development Credit (MDC). This credit is being provided to customers over a two-year period beginning January 2000, and will approximate $2.5 million plus carrying costs through December 2001. The majority of this credit was provided for on SJG's books as a Deferred Credit. Therefore, the impact of the MDC will not materially impact future periods.

     Also approved was the recovery of carrying costs on the RAC, as previously discussed, and a modification to SJG's LGAC. Under-recovered gas costs of $11.9 million as of October 31, 1999, and carrying costs thereon, are being recovered over a three-year period beginning January 2000.

     In April 2000, the BPU approved an appliance service filing to modify SJG's existing Service Sentry Plans, implement three new Service Sentry Plans and to implement flat-rate pricing for its appliance service business.

     Effective June 2000, SJG implemented price increases for its appliance service business. The new rates are competitive with those of other service providers in New Jersey.

     In August 2000, SJG filed its annual LGAC and TAC for 2000-2001. The filing requested a $35.0 million increase to its LGAC. However, due to unprecedented natural gas price run-ups, SJG filed for an additional increase in October 2000.

                                     SJG-27


     On November 16, 2000, SJG received approval to increase its LGAC. The impact of this increase will be approximately 19.0% to a typical residential heating customer. The BPU also approved the creation of a Flexible Pricing Mechanism, allowing for two additional 2.0% increases effective in December 2000 and January 2001 and three additional 2.0% increases for February, March and April of 2001, subject to BPU approval.

3.   RELATED PARTY TRANSACTIONS:

     SJG sells natural gas for resale to South Jersey Energy Company
(SJE), SJI's wholly owned subsidiary. These sales comply with Section 284.402 of the Regulations of the Federal Energy Regulatory Commission (FERC). Sales to SJE were approximately $14,620,000, $5,172,500, and $970,200 for the years ended December 31, 2000, 1999 and 1998, respectively. The amount due from SJE relating to these sales was $2,824,700, $511,700 and $354,900 at December 31, 2000, 1999 and 1998, respectively.

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

     Mandatorily Redeemable Preferred Securities - In 1997, SJG's statutory trust subsidiary, SJG Capital Trust (Trust), sold $35 million of 8.35% SJG-Guaranteed Mandatorily Redeemable Preferred Securities. The Trust's only assets are the 8.35% Deferrable Interest Subordinated Debentures issued by SJG maturing April, 2037. This is also the maturity date of the Preferred Securities. The Debentures and Preferred Securities are redeemable at SJG's option at a price equal to 100% of the principal amount at any time on or after April 30, 2002.

5.   INCOME TAXES:

     SJG is included in the consolidated Federal income tax return filed by SJI. The actual taxes, including credits, are allocated by SJI to its subsidiaries generally on a separate return basis. Total income taxes applicable to operations differs from the tax that would have resulted by applying the statutory Federal Income Tax rate to pre-tax income for the following reasons:

                                                    Thousands of Dollars
                                                 2000       1999       1998
                                               --------   --------   --------

     Tax at Statutory Rate                     $ 11,972   $ 11,255   $  8,441
     Increase (Decrease) Resulting from:
       State Income Taxes                         4,374      3,841      3,126
       Amortization of  ITC                        (335)      (390)      (393)
       Tax Depreciation Under Book
        Depreciation on Utility Plant               664        664        664
       Other - Net                                  (24)        85        418
                                               --------   --------   --------
     Income Taxes                              $ 16,651   $ 15,455   $ 12,256
                                               ========   ========   ========


                                     SJG-28


     The provision for Income Taxes is comprised of the following:

                                                    Thousands of Dollars
                                                 2000       1999       1998
                                               --------   --------   --------

     Current:
       Federal                                 $  1,023   $  5,490   $  3,637
       State                                      1,598      3,189      2,204
                                               --------   --------   --------
           Total Current                          2,621      8,679      5,841
                                               --------   --------   --------

     Deferred:
       Federal -
         Excess of Tax Depreciation Over
          Book Depreciation - Net                 5,233      5,479      5,305
         Deferred Fuel Costs                     12,157      1,909      1,397
         Environmental Costs - Net               (2,530)    (1,087)     1,962
         Alternative Minimum Tax                 (1,633)       589     (2,622)
         Benefit of State Tax                      (971)      (227)      (177)
         Other - Net                               (667)      (149)        21
       State                                      2,776        652        922
                                               --------   --------   --------
           Total Deferred                        14,365      7,166      6,808

     ITC                                           (335)      (390)      (393)
                                               --------   --------   --------
           Income Taxes                         $16,651    $15,455    $12,256
                                               ========   ========   ========


     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of SJG's net deferred tax liability at December 31 are:

                                                          Thousands of Dollars
                                                            2000        1999
                                                          --------    --------

     Deferred Tax Liabilities:
       Tax Depreciation Over Book Depreciation            $ 74,700    $ 70,263
       Difference Between Book and Tax Basis of
        Property                                             7,018       6,478
       Deferred Fuel Costs                                  24,519       9,235
       Deferred Regulatory Costs                             1,387       1,301
       Environmental Remediation Costs                       6,172       8,778
       Excess Protected                                      3,290       3,355
       GRAFT                                                   866       1,022
       Other                                                   484         442
                                                          --------    --------
           Total Deferred Tax Liabilities                  118,436     100,874
                                                          --------    --------

     Deferred Tax Assets:
       Alternative Minimum Tax                               3,572       1,663
       ITC Basis Gross Up                                    2,428       2,601
       Deferred State Taxes                                  1,926         705
       Other                                                 2,563       2,362
                                                          --------    --------
           Total Deferred Tax Assets                        10,489       7,331
                                                          --------    --------

               Net Deferred Tax Liability                 $107,947    $ 93,543
                                                          ========    ========


     As of December 31, 2000 and 1999, income taxes due from SJI were approximately $1.4 and $1.5 million, respectively.

                                     SJG-29


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

     The Investment Tax Credit (ITC) attributable to SJG was deferred and continues to be amortized at the annual rate of 3%, which approximates the life of related assets.

     SJG deferred $11.8 million resulting from a change in the basis for accruing GRAFT in 1978, and is amortizing it on a straight-line basis to operations over 30 years beginning that same year.

7.   LONG-TERM DEBT:  (A)

                                                         Principal Outstanding
                                                              December 31,
                                                             (In Thousands)
                                                            2000        1999
                                                          --------    --------
     First Mortgage Bonds:  (B)
        8.19% Series due 2007                             $ 15,908    $ 18,181
       10.25% Series due 2008                               11,931      15,908
           9% Series due 2010                               21,875      24,062
        6.12% Series due 2010                               10,000      10,000
        6.95% Series due 2013                               35,000      35,000
         7.7% Series due 2015 (C)                           15,000           -
       7.125% Series due 2018                               20,000      20,000
        7.97% Series due 2018 (C)                           10,000           -
         7.7% Series due 2027                               35,000      35,000
         7.9% Series due 2030 (C)                           10,000           -
     Unsecured Notes:
       Term Note, 8.47% due 2001                             2,143       4,286
       Debenture Notes, 8.6% due 2010                       30,000      30,000
                                                          --------    --------

     Total Long-Term Debt Outstanding                      216,857     192,437

     Less Current Maturities                                11,876       8,876
                                                          --------    --------
     Long-Term Debt                                       $204,981    $183,561
                                                          ========    ========

     (A) Long-Term Debt Maturities and Sinking Fund Requirements for the succeeding five years are as follows: 2001, $11,876; 2002, $9,734; 2003, $12,884; 2004, $12,884; and 2005, $12,884.

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

     (C) In July, 2000, SJG issued $35 million of debt under a Medium Term Note Program established October 5, 1998. A remainder of $35 million is authorized to be issued under this program through December 2001.

                                     SJG-30


8.   FINANCIAL INSTRUMENTS:

     Long-Term Debt - The fair values of SJG's long-term debt, including current maturities, as of December 31, 2000 and 1999, are estimated to be $219.1 million and $190.1 million, respectively. Carrying amounts are $216.9 million and $192.4 million, respectively. The estimates are based on the interest rates available to SJG at the end of each year for debt with similar terms and maturities. SJG retires debt when it is cost effective as permitted by the debt agreements.

     Other Financial Instruments - The carrying amounts of SJG's other financial instruments approximate their fair values at December 31, 2000 and 1999.

9.   UNUSED LINES OF CREDIT AND COMPENSATING BALANCES:

     Unused lines of credit available at December 31, 2000, were $46.1 million. Borrowings under these lines of credit are at market rates. The weighted borrowing costs, which changed daily, were 7.35% and 6.45% at December 31, 2000 and 1999, respectively. Demand deposits are maintained with lending banks on an informal basis and do not constitute compensating balances.

10.  RETAINED EARNINGS:

     Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on SJG's common stock. SJG's retained earnings, which is free of these restrictions, was approximately $63.6 million as of December 31, 2000.

     SJG received equity infusions of $8 million and $15 million from SJI during 2000 and 1999, respectively. Contributions of capital are credited to Other Paid-In Capital and Premium on Common Stock. Future equity contributions will occur on an as needed basis.

11.  PENSIONS & OTHER POSTRETIREMENT BENEFITS:

     SJG participates in the defined benefit retirement plans of SJI. The pension plans provide annuity payments to substantially all full-time, regular employees upon retirement. The other postretirement benefit plans provide health care and life insurance benefits to some retirees.

     The BPU authorized SJG to recover costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with FASB No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Amounts accrued prior to that authorization were deferred and are being amortized as allowed by the BPU. The unamortized balance amounting to $4.5 million at December 31, 2000, is recoverable in rates. We are amortizing this amount over 15 years which started January 1998.

     Net periodic benefit cost related to the pension and other postretirement benefit insurance plans, consisted of the following components:

                                     SJG-31


                                      Thousands of Dollars
                            Pension Benefits             Other Benefits
                         2000     1999     1998      2000     1999     1998
                        -------  -------  -------   -------  -------  -------

Service cost            $ 1,912  $ 2,184  $ 1,850   $   955  $ 1,064  $   882
Interest cost             4,362    4,071    3,814     1,697    1,551    1,457
Expected return on
 plan assets             (4,573)  (4,139)  (3,742)     (726)    (675)    (417)
Amortization of
 transition obligation       87       87       87       756      755      779
Amortization of loss
 (gain) and other           282      398      258       (77)       -       (9)
                        -------  -------  -------   -------  -------  -------

Net periodic benefit
 cost                   $ 2,070  $ 2,601  $ 2,267   $ 2,605  $ 2,695  $ 2,692
                        =======  =======  =======   =======  =======  =======


     A reconciliation of the Plans' benefit obligations, fair value of plan assets, funded status and amounts recognized in SJG's consolidated balance sheets follows:

                                                Thousands of Dollars
                                          Pension Benefits    Other Benefits
                                           2000     1999      2000     1999
                                          -------  -------   -------  -------
Change in Benefit Obligation:
Benefit obligation at beginning of year   $55,191  $59,331   $22,094  $23,637
  Service cost                              1,912    2,184       955    1,064
  Interest cost                             4,362    4,071     1,697    1,551
  Plan amendments                             472        -         -        -
  Actuarial loss (gain) and other             121   (8,113)      408   (3,503)
  Benefits paid                            (2,561)  (2,282)   (1,040)    (655)
                                          -------  -------   -------  -------
Benefit obligation at end of year         $59,497  $55,191   $24,114  $22,094
                                          =======  =======   =======  =======

                                                 Thousands of Dollars
                                          Pension Benefits     Other Benefits
                                           2000     1999       2000      1999
                                          -------  -------   --------  --------
Change in Plan Assets:
Fair value of plan assets at
 beginning of year                        $48,904  $43,937   $  9,472  $  6,972
  Actual return on plan assets              6,401    4,791        652       392
  Employer contributions                    2,337    2,458      2,886     2,763
  Benefits paid                            (2,561)  (2,282)    (1,040)     (655)
                                          -------  -------   --------  --------
Fair value of plan assets at end of
 year                                     $55,081  $48,904   $ 11,970  $  9,472
                                          =======  =======   ========  ========

Funded status                             $(4,416) $(6,287)  $(12,144) $(12,622)
  Unrecognized prior service cost           2,547    2,327          -         -
  Unrecognized net transition obligation      261      348      9,068     9,823
  Unrecognized net (gain) loss and other   (1,433)     303     (3,112)   (3,670)
                                          -------  -------   --------  --------

Accrued net benefit cost at end of year   $(3,041) $(3,309)  $ (6,188) $ (6,469)
                                          =======  =======   ========  ========

                                     SJG-32


     Assumptions used in the accounting for these plans were:

                                                Thousands of Dollars
                                          Pension Benefits    Other Benefits
                                           2000     1999      2000     1999
                                          -------  -------   -------  -------
     Discount rate                         7.75%    7.75%     7.75%    7.75%
     Expected return on plan assets        9.00%    9.00%     7.50%    7.50%
     Rate of compensation increase         4.60%    4.60%        -        -


     The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation as of December 31, 2000, are: Medical and Drug - 5.75% in 2000 for participants age 65 or older, grading to 5.5% in 2001; and 7.0% in 2000 for participants under age 65, grading to 5.5% in 2005. Dental
- 6.75% in 2000, grading to 5.5% in 2005.

     A 1% change in the assumed health care cost trend rates for SJG's postretirement health care plans in 2000 would have the following effects (in thousands):

                                                      1% Increase   1% Decrease
                                                      -----------   -----------
     Effect on the aggregate of the service
      and interest cost components                      $   390      $   (320)

     Effect on the postretirement benefit obligation    $ 3,096      $ (2,571)


12.  COMMITMENTS AND CONTINGENCIES:

     Construction and Environmental Commitments - SJG's estimated net cost of construction and environmental remediation programs for 2001 totals $45.0 million. Commitments were made regarding some of these programs.

     Gas Supply Contracts - SJG, in the normal course of conducting business, has entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest that any of these contracts expires is 2001. The transportation and storage service agreements between SJG and its interstate pipeline suppliers were made under Federal Energy Regulatory Commission approved tariffs. SJG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $4.8 million per month, recovered on a current basis through the LGAC.

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

     SJG has successfully entered into settlements with all of its historic comprehensive general liability carriers regarding the environmental remediation expenditures at our sites. In addition, we have purchased a Cleanup Cost Cap Insurance Policy which limits the amount of remediation expenditures that we will be required to make at eleven of our sites. This Policy will be in force for a 25-year period at ten sites and for a 30-year period at one site. The following future cost estimates have not been reduced by any insurance recoveries from settlements or the Cleanup Cost Cap Insurance Policy.

                                     SJG-33


     Since the early 1980s, SJG accrued environmental remediation costs of $117.1 million, of which $66.0 million was spent as of December 31, 2000. With the assistance of an outside consulting firm, we estimate that future costs to clean up SJG's sites will range from $51.0 million to $148.5 million. We recorded the lower end of this range as a liability. It is reflected on the 2000 consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities (See Note 1). SJG did not adjust the accrued liability for future insurance recoveries, which we were successful in pursuing. We used these proceeds to offset related legal fees and to reduce the balance of deferred environmental remediation costs. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

     SJG has two regulatory assets associated with environmental cost. The first asset is titled Environmental Remediation Cost: Expended - Net.
These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation." The BPU allows SJG to recover expenditures through the RAC. SJG's current recovery level includes remediation costs expended through July 1998, and petitions to recover costs through July 2000 are pending (See Note 2).

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

     SJG files with the BPU to recover these costs in rates through its RAC. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of December 31, 2000, SJG's unamortized remediation costs of $18.5 million are reflected on the consolidated balance sheet under the caption Regulatory and Other Non-Current Assets. Since implementing the RAC in 1992, SJG recovered $23.6 million through rates as of December 31, 2000 (See Note 2).

                                     SJG-34


13.  QUARTERLY RESULTS OF OPERATIONS - UNAUDITED:

     The summarized quarterly results of SJG's operations, in thousands except for per share amounts:



                                              2000 Quarter Ended                                1999 Quarter Ended
                                -----------------------------------------------   -----------------------------------------------
                                  March 31    June 30     Sept. 30    Dec. 31       March 31    June 30     Sept. 30    Dec. 31
                                ----------- ----------- ----------- -----------   ----------- ----------- ----------- -----------
Operating Revenues              $  147,002  $   76,661  $   63,835  $  159,450    $  135,082  $   66,650  $   51,693  $   97,496
                                ----------- ----------- ----------- -----------   ----------- ----------- ----------- -----------
Operating Expenses:
 Operation and Maintenance
  Including Fixed Charges          111,694      74,856      68,082     139,355        99,118      64,348      57,385      80,159
 Income Taxes                       12,608        (258)     (2,603)      6,904        12,718         127      (2,990)      5,600
 Energy and Other Taxes              4,335       2,036       1,664       3,422         4,456       1,832       1,492       3,211
                                ----------- ----------- ----------- -----------   ----------- ----------- ----------- -----------
Income (Loss) before
 Preferred Dividend
 Requirements                       18,365          27      (3,308)      9,769        18,790         343      (4,194)      8,526

Preferred Dividend
 Requirements                          771         770         766         767           772         772         769         770
                                ----------- ----------- ----------- -----------   ----------- ----------- ----------- -----------
Net Income (Loss) Applicable
 to Common Stock                $   17,594  $     (743) $   (4,074) $    9,002    $   18,018  $     (429) $   (4,963) $    7,756
                                =========== =========== =========== ===========   =========== =========== =========== ===========
Earnings Per Common
 Share (Based on Average
  Shares Outstanding):(1)       $     7.52  $    (0.32) $    (1.74) $     3.85    $     7.70  $    (0.18) $    (2.12) $     3.32
                                =========== =========== =========== ===========   =========== =========== =========== ===========
Average Shares Outstanding           2,339       2,339       2,339       2,339         2,339       2,339       2,339       2,339
                                ----------- ----------- ----------- -----------   ----------- ----------- ----------- -----------


(1) The sum of the quarters for 1999 does not equal the year's total due to rounding.

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



                                     SJG-36


                                    PART IV

   Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) Listed below are all financial statements and schedules filed as part of this report:

        1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte & Touche LLP, dated February 14, 2001. See Item 8.

        2 - Supplementary Financial Information

        Supplemental Schedules as of December 31, 2000, 1999 and 1998 and for the three years ended December 31, 2000, 1999, and 1998:

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

                                       Date    March 21, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                         Title                         Date



/s/ Charles Biscieglia            President and CEO              March 21, 2000
(Charles Biscieglia)



/s/ David A. Kindlick             Senior Vice President,         March 21, 2000
(David A. Kindlick)               Finance & Rates
                                  (Principal Financial Officer)



/s/ William J. Smethurst, Jr.     Vice President and Treasurer   March 21, 2000
(William J. Smethurst, Jr.)       (Principal Accounting Officer)



/s/ George L. Baulig              Senior Vice President &        March 21, 2000
(George L. Baulig)                Corporate Secretary



/s/ Shirli M. Billings            Director                       March 21, 2000
(Shirli M. Billings)



/s/ Sheila Hartnett-Devlin        Director                       March 21, 2001
(Sheila Hartnett-Devlin)


                                     SJG-43


      Signature                         Title                         Date


/s/ Clarence D. McCormick         Director                       March 21, 2000
(Clarence D. McCormick)



/s/ Frederick R. Raring           Director                       March 21, 2000
(Federick R. Raring)



                                     SJG-44


                          INDEPENDENT AUDITORS' REPORT



To the Shareholder and Board of Directors of South Jersey Gas Company:


     We have audited the consolidated financial statements of South Jersey
Gas Company and its subsidiary as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 14, 2001; such financial statements and report are included in Item 8 of this report on Form 10K. Our audits also included the financial statement schedule of South Jersey Gas Company and its subsidiaries, listed in Item 14(a) 2. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 14, 2001


                                     SJG-45



                                          SOUTH JERSEY GAS COMPANY
                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                               (In Thousands)

            Col. A               Col. B               Col. C                   Col. D            Col. E
------------------------------------------------------------------------------------------------------------
                                                     Additions
                                           ------------------------------

                               Balance at   Charged to     Charged to                           Balance at
                                Beginning    Costs and  Other Accounts -     Deductions -           End
        Classification          of Period    Expenses      Describe *        Describe **         of Period
------------------------------------------------------------------------------------------------------------
Provision for Uncollectible
Accounts for the Year Ended
December 31, 2000                     $932       $2,176             $231              $1,585         $1,754


Provision for Uncollectible
Accounts for the Year Ended
December 31, 1999                   $1,032         $972             $336              $1,408           $932


Provision for Uncollectible
Accounts for the Year Ended
December 31, 1998                   $1,032       $1,385             $411              $1,796         $1,032



 *  Recoveries of accounts previously written off and minor adjustments.

**  Uncollectible accounts written off.


                                     SJG-46