Form 10-Q
period 2001-03-31
SOUTH JERSEY GAS CO/NEW
filed 2001-05-15
CIK 1035216

Page 1 of 21

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2001          Commission File Number 000-22211


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

                             Yes  [X]      No  [  ]


As of May 4, 2001 there were 2,339,139 shares of the registrant's common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.


                                   - Cover -



                        PART I -- FINANCIAL INFORMATION



            Item 1.  Financial Statements -- See Pages 3 through 11





                                     SJG-2


                    SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

            CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)
                    (In Thousands Except for Per Share Data)

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2001          2000
                                                     ------------  ------------
Operating Revenues:
   Utility                                           $   218,815   $   146,627
   Other                                                     641           375
                                                     ------------  ------------
      Total Operating Revenues                           219,456       147,002
                                                     ------------  ------------
Operating Expenses:
   Gas Purchased for Resale                              161,340        88,818
   Utility Operations                                      9,519         9,811
   Other Operations                                          354           348
   Maintenance                                             2,885         2,770
   Depreciation                                            5,183         4,920
   Income Taxes                                           12,295        12,608
   Energy and Other Taxes                                  4,416         4,335
                                                     ------------  ------------
      Total Operating Expenses                           195,992       123,610
                                                     ------------  ------------
Operating Income                                          23,464        23,392

Interest Charges:
   Long-Term Debt                                          4,232         3,833
   Short-Term Debt and Other                               1,334         1,194
                                                     ------------  ------------
      Total Interest Charges                               5,566         5,027

Income Before Preferred Dividend Requirements             17,898        18,365

Preferred Stock Dividend Requirements                         36            40
Preferred Securities Dividend Requirements                   730           731
                                                     ------------  ------------
Net Income Applicable to Common Stock                $    17,132   $    17,594
                                                     ============  ============
Average Shares of Common Stock Outstanding                 2,339         2,339
                                                     ============  ============
Earnings Per Common Share                            $      7.32   $      7.52
                                                     ============  ============
Dividends Declared Per Common Share                  $      1.87   $      1.80
                                                     ============  ============

The accompanying footnotes are an integral part of the financial statements.

                                     SJG-3


                              SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (In Thousands)

                                                              (Unaudited)
                                                               March 31,              December 31,
                                                      ---------------------------     ------------
                                                          2001           2000             2000
                                                      ------------   ------------     ------------
Assets

Property, Plant and Equipment:
   Utility Plant, at original cost                    $   771,546    $   729,901      $   763,860
     Accumulated Depreciation                            (211,993)      (195,958)        (208,292)
   Gas Plant Acquisition Adjustment - Net                   1,683          1,757            1,701
                                                      ------------   ------------     ------------
          Property, Plant and Equipment - Net             561,236        535,700          557,269
                                                      ------------   ------------     ------------
Available-for-Sale Securities                               2,483          1,701            2,494
                                                      ------------   ------------     ------------
Current Assets:
   Cash and Cash Equivalents                                4,414            335            4,715
   Accounts Receivable                                     93,824         61,552           67,803
   Unbilled Revenues                                       34,206         15,557           43,803
   Provision for Uncollectibles                            (1,743)          (860)          (1,754)
   Natural Gas in Storage, average cost                     7,263         10,182           31,769
   Materials and Supplies, average cost                     3,894          3,952            4,037
   Prepaid Taxes                                                -              -            3,960
   Prepayments and Other Current Assets                     2,374          2,254            2,640
                                                      ------------   ------------     ------------
          Total Current Assets                            144,232         92,972          156,973
                                                      ------------   ------------     ------------
Accounts Receivable - Merchandise                             225            599              277
                                                      ------------   ------------     ------------
Regulatory and Other Non-Current Assets:
   Environmental Remediation Costs:
     Expended - Net                                         9,853         17,840           18,474
     Liability for Future Expenditures                     51,029         51,029           51,029
   Gross Receipts and Franchise Taxes                       2,587          3,030            2,698
   Income Taxes - Flowthrough Depreciation                 10,308         11,286           10,553
   Deferred Fuel Cost - Net                                30,949          6,517           28,810
   Deferred Postretirement Benefit Costs                    4,441          4,820            4,536
   Other                                                    8,619          6,734            8,970
                                                      ------------   ------------     ------------
          Total Regulatory and Other Non-Current
           Assets                                         117,786        101,256          125,070
                                                      ------------   ------------     ------------
               Total Assets                           $   825,962    $   732,228      $   842,083
                                                      ============   ============     ============

The accompanying footnotes are an integral part of the financial statements.

                                               SJG-4


                              SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (In Thousands)

                                                              (Unaudited)
                                                               March 31,              December 31,
                                                      ---------------------------     ------------
                                                          2001           2000             2000
                                                      ------------   ------------     ------------
Capitalization and Liabilities

Common Equity:
   Common Stock, Par Value $2.50 per share:
      Authorized - 4,000,000 shares
      Outstanding - 2,339,139 shares                  $     5,848    $     5,848      $     5,848
   Other Paid-In Capital and Premium on
    Common Stock                                          125,817        117,817          125,817
   Retained Earnings                                       78,193         71,851           65,436
                                                      ------------   ------------     ------------
          Total Common Equity                             209,858        195,516          197,101
                                                      ------------   ------------     ------------
Preferred Stock and Securities:
   Redeemable Cumulative Preferred - Par Value
    $100 per share,
   Authorized 43,104, 45,504, and 43,104 shares,
    respectively
   Outstanding:
      Series A, 4.7% - 300, 1,200 and 300 shares               30            120               30
      Series B, 8% - 17,742, 19,242 and 17,742
       shares                                               1,774          1,924            1,774
   Company-Guaranteed Mandatorily Redeemable
    Preferred Securities of Subsidiary Trust
    Par Value $25 per share,  1,400,000 shares
    Authorized and Outstanding                             35,000         35,000           35,000
                                                      ------------   ------------     ------------
          Total Preferred Stock and Securities             36,804         37,044           36,804
                                                      ------------   ------------     ------------
Long-Term Debt                                            199,793        178,373          204,981
                                                      ------------   ------------     ------------
          Total Capitalization                            446,455        410,933          438,886
                                                      ------------   ------------     ------------
Current Liabilities:
   Notes Payable                                           92,500         82,000          113,900
   Current Maturities of Long-Term Debt                    11,876         11,876           11,876
   Accounts Payable                                        56,350         28,739           75,103
   Customer Deposits                                        5,455          5,462            5,366
   Environmental Remediation Costs                         15,872         12,534           15,872
   Taxes Accrued                                           14,494         15,729              442
   Interest Accrued and Other Current Liabilities          11,520          7,955           12,796
                                                      ------------   ------------     ------------
          Total Current Liabilities                       208,067        164,295          235,355
                                                      ------------   ------------     ------------
Deferred Credits and Other Non-Current
 Liabilities:
   Deferred Income Taxes - Net                            112,110         94,467          107,947
   Environmental Remediation Costs                         35,157         38,495           35,157
   Pension and Other Postretirement Benefits               12,705         12,705           12,314
   Investment Tax Credits                                   4,427          4,757            4,513
   Other                                                    7,041          6,576            7,911
                                                      ------------   ------------     ------------
            Total Deferred Credits and Other
             Non-Current Liabilities                      171,440        157,000          167,842
                                                      ------------   ------------     ------------
Commitments and Contingencies (Note 5)

               Total Capitalization and
                Liabilities                           $   825,962    $   732,228      $   842,083
                                                      ============   ============     ============

The accompanying footnotes are an integral part of the financial statements.

                                     SJG-5


                       SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                   CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    (In Thousands)

                                                              Three Months Ended
                                                                   March 31,
                                                          ---------------------------
                                                              2001           2000
                                                          ------------   ------------
Cash Flows from Operating Activities:
  Net Income Applicable to Common Stock                   $    17,132    $    17,594

  Adjustments to Reconcile Net Income to Cash Flows
   Provided by Operating Activities:
    Depreciation and Amortization                               5,769          5,829
    Provision for Losses on Accounts Receivable                   519             72
    Revenues and Fuel Costs Deferred - Net                     (2,139)         6,657
    Deferred and Non-Current Income Taxes and
     Credits - Net                                              4,277          1,029
    Environmental Remediation Costs - Net                       8,621          7,862
    Changes in:
      Accounts Receivable                                     (16,954)       (18,893)
      Inventories                                              24,649         16,791
      Prepayments and Other Current Assets                        266            207
      Prepaid and Accrued Taxes - Net                          18,012         19,164
      Accounts Payable and Other Accrued Liabilities          (19,940)        (8,474)
    Other - Net                                                  (164)         1,028
                                                          ------------   ------------
        Net Cash Provided by Operating Activities              40,048         48,866
                                                          ------------   ------------
Cash Flows from Investing Activities:
  Capital Expenditures, Cost of Removal and Salvage            (9,386)        (9,937)
                                                          ------------   ------------
        Net Cash Used in Investing Activities                  (9,386)        (9,937)
                                                          ------------   ------------
Cash Flows from Financing Activities:
  Net Repayments of Lines of Credit                           (21,400)       (36,900)
  Principal Repayments of Long-Term Debt                       (5,188)        (2,188)
  Dividends on Common Stock                                    (4,375)        (4,200)
                                                          ------------   ------------
        Net Cash Used in Financing Activities                 (30,963)       (43,288)
                                                          ------------   ------------
Net Decrease in Cash and Cash Equivalents                        (301)        (4,359)
Cash and Cash Equivalents at Beginning of Period                4,715          4,694
                                                          ------------   ------------
Cash and Cash Equivalents at End of Period                $     4,414    $       335
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

     New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in June 2000, FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Both were effective for our fiscal year beginning January 2001. These statements establish accounting and reporting standards for derivative instruments, including those embedded in other contracts, and for hedging activities. It requires recognizing derivatives as assets or liabilities at fair value on the balance sheet. SJG has identified financial instruments that qualify as derivatives. Management believes, based on its interpretation of guidance issued, that the derivative contracts qualify for the normal purchases and normal sales exception and, therefore, no additional disclosure is required. Subsequent guidance from FASB or the Derivative Implementation Group could affect the accounting for such transactions later in 2001 and beyond.

                                     SJG-7


Note 2.  Income Taxes:

     The significant components of federal and state income taxes reflected in the condensed consolidated statements of income are as follows (in thousands):

                                             Three Months Ended
                                                  March 31,
                                             ------------------
                                               2001       2000
                                             --------   --------
          Current:
            Federal                          $ 5,821    $ 8,689
            State                              2,197      2,891
                                             -------    -------
                Total Current                  8,018     11,580

          Deferred:
            Federal                            3,580        984
            State                                784        136
                                             -------    -------
                Total Deferred                 4,364      1,120

          Investment Tax Credit                  (87)       (92)
                                             -------    -------
                Net Income Taxes             $12,295    $12,608
                                             =======    =======


     As of March 31, 2001 and 2000, income taxes due to SJI were approximately $6.0 and $8.1 million, respectively.

Note 3.  Regulatory Actions:

     In January 1997, the New Jersey Board of Public Utilities (BPU) granted SJG a total rate increase of $10.3 million. The $6.0 million base rate portion of the increase was based on a 9.62% rate of return on rate base, which included an 11.25% return on common equity. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation (Sharing Formula) increased from $4.0 million to $5.0 million. With the completion of major construction projects, this $5.0 million threshold increased to $7.8 million. SJG keeps 100% of pre-tax margins up to the threshold level and 20% of margins above that level. In October 1998, the BPU approved a revision to the Sharing Formula as part of an agreement to modify SJG's Temperature Adjustment Clause (TAC). The revision credits the first $750,000 above the current threshold level to the Levelized Gas Adjustment Clause (LGAC) customers. Thereafter, SJG keeps 20% of the pre-tax margins as it has historically.

     In August 1998, SJG filed with the BPU to recover increased remediation costs expended from August 1995 through July 1998. In September 1999, the BPU approved the requested annual recovery level of $6.5 million. This represents an annual increase of approximately $4.5 million over the recovery previously

                                     SJG-8


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

     Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas supplier. As of March 31, 2001, 33,156 of SJG's residential customers were purchasing their gas commodity from someone other than SJG. The bills of those using a gas supplier other than SJG are reduced for cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in gas costs and taxes under SJG's BPU-approved fuel clause. SJG's net income and financial condition are not affected as a result of the unbundling.

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

     On November 16, 2000, SJG received approval to increase its LGAC. The impact of this increase will be approximately 19.0% to a typical residential heating customer. The BPU also approved the creation of a flexible pricing mechanism, allowing for five additional 2.0% increases effective for December 2000 and January, February, March and April of 2001. In March 2001, the BPU approved additional LGAC rate increases for SJG using a flexible pricing mechanism. Additional rate increases of 2% in May , June and July 2001 were approved. In addition, the ruling permits SJG to recover unrecovered gas costs as of October 31, 2001 with interest at 5.5% over a three-year period, beginning December 1, 2001. Recoverable interest costs will begin accruing on April 1, 2001.

                                     SJG-9


Note 4.  Common Equity:

     Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on our common stock. SJG's retained earnings, which is free of these restrictions, was approximately $76.4 million as of March 31, 2001.

     SJG received an equity infusion of $8 million from SJI during 2000. Contributions of capital are credited to Other Paid-In Capital and Premium on Common Stock. Future equity contributions will occur on an as needed basis.

Note 5.  Commitments and Contingencies:

     Construction and Environmental Commitments - SJG's estimated cost of construction and environmental remediation programs for 2001 totals $45.0 million. Commitments were made regarding these programs.

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

     Since the early 1980s, SJG accrued environmental remediation costs of $122.3 million, of which $71.3 million was spent as of March 31, 2001. With the assistance of an outside consulting firm, we estimate that future costs to clean up SJG's sites will range from $51.0 million to $148.5 million. We recorded the lower end of this range as a liability. It is reflected on the 2001 condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. SJG did not adjust the accrued liability for future insurance recoveries, which we were successful in pursuing. We used these proceeds to offset related legal fees and to reduce the balance of deferred environmental remediation costs.
Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ

                                     SJG-10


from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

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

     SJG files with the BPU to recover these costs in rates through its RAC. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of March 31, 2001, SJG's unamortized remediation costs of $9.9 million are reflected on the condensed consolidated balance sheet under the caption Regulatory and Other Non-Current Assets. Since implementing the RAC in 1992, SJG recovered $25.9 million through rates as of March 31, 2001.

Note 6.  Long-Term Debt:

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

                                     SJG-11


          Item 2.   Management's Discussion and Analysis of Results of
                       Operations and Financial Condition


Overview

     South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas to almost 284,000 customers in the seven southernmost counties of New Jersey. SJG also:

     * makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system;

     * transports natural gas purchased directly from producers or suppliers for our own sales and for some of our customers;

     * services appliances via the sale of appliance warranty programs, as well as on a time and materials basis.

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

     A number of factors could cause our actual results to differ materially from those anticipated, including, but not limited to the following: general economic conditions on an international, national, state and local level; weather conditions in our marketing areas; changes in commodity costs; regulatory and court decisions; competition in our regulated activities; the availability and cost of capital; costs and effects of legal proceedings and environmental liabilities; and changes in business strategies.

Customer Choice Legislation

     Effective January 1, 2000, all residential natural gas customers in New Jersey are able to choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of February 1999. Commercial and industrial customers have had the ability to choose gas suppliers since 1987. SJG's residential customers have been able to choose a gas supplier since April of 1997 under a pilot program. As of March 31, 2001, 33,156 SJG residential customers chose a natural gas supplier other than the utility. This number decreased from 47,281 at March 31, 2000 as third party marketers were unable to

                                     SJG-12


offer natural gas at prices competitive with those available to consumers under regulated utility tariffs. The bills of customers choosing to purchase natural gas from providers other than the utility are reduced for cost of gas charges and applicable taxes. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs and taxes. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition.

Energy Adjustment Clauses

     SJG's Board of Public Utilities approved Temperature Adjustment Clause
(TAC) had the following impacts on 2001 and 2000 first quarter net earnings:

                                                      2001           2000
                                                    --------       --------
          TAC Adjustment (Decrease) Increase to
           Net Income ($ in thousands)

                Quarter Ended 3/31                   $(140)         $1,290


     While the revenue and income impacts of TAC adjustments are recorded as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next TAC year. Each TAC year begins October 1.

Results of Operations - Three Months Ended March 31, 2001
Compared to Three Months Ended March 31, 2000

Operating Revenues

     Revenues increased $72.5 million in the first quarter of 2001 compared with the prior year period. The primary reasons for the increase were increased off-system sales; higher rates resulting from increases in the Levelized Gas Adjustment Clause (LGAC) that reflect higher gas costs; and 7,856 additional customers. The increase in off-system revenues was due to higher prices for natural gas sold. Total volumes of gas sold off-system were lower in 2001 than in the prior year.

     Weather in the first quarter of 2001 was 8.1% colder than the prior year period. Weather was also .2% colder for the first quarter than the 20-year average. Revisions to SJG's TAC that became effective in October 1998 significantly reduced the weather related volatility in our revenues. Revenues for 2001 will be closely tied to the 20-year normal temperatures and not actual weather conditions.

     The following is a comparison of operating revenue and throughput for the three month period ended March 31, 2001 vs. the same period ended March 31, 2000.

                                     SJG-13


                                                           1st Quarter
                                                        2001          2000
                                                      --------      --------
     Utility Operating Revenues (Thousands):
       Firm
         Residential                                  $ 96,359      $ 70,673
         Commercial                                     39,833        16,280
         Industrial                                      1,948         2,000
         Cogeneration & Electric Generation                648         1,222
         Firm Transportation                             9,432        14,012
                                                      --------      --------
           Total Firm Utility Operating Revenues       148,220       104,187

       Interruptible                                       686           499
       Interruptible Transportation                        312           484
       Off-System                                       67,195        39,226
       Capacity Release & Storage                        1,826         1,861
       Other                                             1,217           745
                                                      --------      --------
           Total Utility Operating Revenues           $219,456      $147,002
                                                      ========      ========

     Throughput (MMcf):
       Firm
         Residential                                     9,157         8,481
         Commercial                                      4,214         2,166
         Industrial                                        148           106
         Cogeneration & Electric Generation                 24           138
         Firm Transportation                             5,784         8,465
                                                      --------      --------
           Total Firm Throughput                        19,327        19,356

       Interruptible                                        59            49
       Interruptible Transportation                        621           840
       Off-System                                        9,470        12,070
       Capacity Release & Storage                        6,054        10,539
                                                      --------      --------
           Total Throughput                             35,531        42,854
                                                      ========      ========

Gas Purchased for Resale

     Gas purchased for resale increased $72.5 million for the first quarter of 2001 compared with the same period in 2000 due principally to increased gas costs for both local distribution and off-system sales. SJG's gas cost during the first quarter of 2001 averaged $6.87/dt compared with $2.87/dt in 2000. Unlike gas costs associated with off-system sales, changes in the cost of gas sold to utility ratepayers are not reflected in Gas Purchased for Resale as

                                     SJG-14


incurred. Fluctuations in gas costs to ratepayers not reflected in current rates are deferred and addressed in future periods under the LGAC. Higher gas costs were reflected in rates via a series of LGAC increases since November 2000. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its customers.

Operations

     A summary of net changes in Utility Operations and Other Operations (in thousands):

                                              Three Months Ended
                                                  March 31,
                                                2001 vs. 2000
                                                -------------

          Other Production Expense                    $(18)
          Transmission                                 (23)
          Distribution                                (249)
          Appliance Service - Net                     (138)
          Customer Accounts and Services               250
          Sales                                        (36)
          Administration and General                   (78)
          Other                                          6
                                                  --------
                                                     $(286)
                                                  ========


     Distribution expenses decreased in the first quarter of 2001 as costs related to our unionized workforce were avoided as a result of a work stoppage that ended on January 17, 2001. Expenses related to performing critical operational functions during the work stoppage were recognized under Administration and General. Customer Accounts and Services costs increased due to higher bad debt expenses directly related to a significant increase in gas costs.

Other Operating Expenses

     A summary of principal changes in other consolidated operating expenses (in thousands):

                                              Three Months Ended
                                                  March 31,
                                                2001 vs. 2000
                                                -------------

          Maintenance                                 $115
          Depreciation                                 263
          Income Taxes                                (313)
          Other Taxes                                  (81)


                                     SJG-15


     Depreciation is higher due to increased investment in property, plant and equipment by SJG. Income Tax changes reflect the impact of changes in pre-tax income.

Interest Charges

     Interest charges increased in the first quarter of 2001 compared with the prior year period. The rise in interest expense was due to increased debt outstanding and higher interest rates. The debt was incurred primarily to support the expansion and upgrade of SJG's gas transmission and distribution system, as well as higher levels of unrecovered gas costs.

Net Income Applicable to Common Stock

     The details affecting the changes in net income and earnings per share are discussed under the appropriate captions above.

Liquidity

     The seasonal nature of gas operations; the timing of construction and remediation expenditures and related permanent financing; as well as mandated tax and sinking fund payment dates require large, short-term cash requirements. These requirements are generally met by cash from operations and short-term lines of credit. We maintain short-term lines of credit with a number of banks, totaling $160.0 million, of which $67.5 million was available at March 31, 2001. The credit lines are uncommitted and unsecured with interest rates typically available based upon the Federal Funds Rates or London Interbank Offered Rates (LIBOR).

     The changes in cash flows from operating activities (in thousands):

                                                     Three Months Ended
                                                         March 31,
                                                       2001 vs. 2000
                                                       -------------
     Increases/(Decreases):
     Net Income Applicable to Common Stock                  ($462)
     Depreciation and Amortization                            (60)
     Provision for Losses on Accounts Receivable              447
     Revenues and Fuel Costs Deferred - Net                (8,796)
     Deferred and Non-Current Income Taxes and
      Credits - Net                                         3,248
     Environmental Remediation Costs-Net                      759
     Accounts Receivable                                    1,939
     Inventories                                            7,858
     Prepayments and Other Current Assets                      59
     Prepaid and Accrued Taxes - Net                       (1,152)
     Accounts Payable and Other Accrued Liabilities       (11,466)
     Other - Net                                           (1,192)
                                                          -------
           Net Cash Provided by Operating
            Activities                                    ($8,818)
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

                                     SJG-17


Regulatory Matters

     Rate Actions

     In August 2000, SJG filed its annual LGAC, TAC and Demand Side Management Clause for 2000-2001. The filing requested a $35.0 million increase to its LGAC. However, due to unprecedented natural gas price run-ups, SJG filed for an additional increase in October 2000.

     On November 16, 2000, SJG received approval to increase its LGAC. The impact of this increase was approximately 19.0% to a typical residential heating customer. The BPU also approved the creation of a flexible pricing mechanism, allowing for five additional 2.0% increases effective for December 2000 and January, February, March and April of 2001. In March 2001, the BPU approved additional LGAC rate increases for SJG using a flexible pricing mechanism. Additional rate increases of 2% in May, June and July 2001 were approved. In addition, the ruling permits SJG to recover unrecovered gas costs as of October 31, 2001 with interest at 5.5% over a three-year period, beginning December 1, 2001. Recoverable interest costs will begin accruing on April 1, 2001.

     Other matters are incorporated by reference to Note 3 to the condensed consolidated financial statements included as part of this report.

Capital Resources

     SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first three months of 2001 amounted to $0.8 million. The costs for 2001, 2002 and 2003 are estimated at approximately $45.0 million, $50.7 million and $48.9 million, respectively. We expect to fund these expenditures from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of medium-term notes, capital leases, RAC recoveries, insurance recoveries and equity infusions from SJI.

Ratio of Earnings to Fixed Charges

     The company's ratio of earnings to fixed charges for each of the periods indicated is as follows:

                                                     Twelve Months
                                                         Ended
                 Years Ended December 31,              March 31,
     --------------------------------------------    -------------
     1996      1997      1998      1999      2000         2001
     ----      ----      ----      ----      ----         ----
     2.5x      2.6x      2.2x      2.5x      2.5x         2.6x


                                     SJG-18


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

Other Events

     SJG employs 401 workers who are members of two separate unions. Following the expiration of a labor contract, the 354 members of our largest union commenced a work stoppage on November 9, 2000. The remaining 47 unionized employees also commenced a work stoppage on December 13, 2000. SJG's unionized employees returned to work on January 17, 2001, agreeing to a new 4-year contract. Key elements of the contract include employee contributions toward healthcare costs, wage increases, revised wage structures for new employees, and revisions to sick-time policies. During the work stoppage, operation critical work was conducted mostly by SJI's non-union personnel. As a result of the nature of SJG's operations, the work stoppage did not materially effect the operational or financial condition of SJG.


      Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We have exposure to interest rate risk related to short-term debt and, to a much lesser degree, commodity price risk. For information regarding our exposure related to these risks, see Item 7A in our Form 10-K for the year ended December 31, 2000. Our market risks have not materially changed from December 31, 2000.




                                     SJG-19



                          PART II -- OTHER INFORMATION


                           Item l.  Legal Proceedings

     Information required by this Item is incorporated by reference to Part I,
Item 1, Note 5, beginning on page 10.


                   Item 6.  Exhibits and Reports on Form 8-K

                                      None



                                     SJG-20



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            SOUTH JERSEY GAS COMPANY
                                  (Registrant)



     Dated:  May 15, 2001     By:  /s/ David A. Kindlick
                                   David A. Kindlick
                                   Senior Vice President, Finance and Treasurer





     Dated:  May 15, 2001     By:  /s/ George L. Baulig
                                   George L. Baulig
                                   Senior Vice President & Corporate Secretary



                                     SJG-21