Form 10-Q
period 2001-06-30
SOUTH JERSEY GAS CO/NEW
filed 2001-08-14
CIK 1035216

Page 1 of 23

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 2001          Commission File Number 000-22211


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

                             Yes  [X]      No  [  ]


As of August 7, 2001 there were 2,339,139 shares of the registrant's common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.


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

                                                           Three Months Ended
                                                                June 30,
                                                        -------------------------
                                                           2001          2000
                                                        -----------   -----------
Operating Revenues:
   Utility                                              $   81,395    $   76,026
   Other                                                       245           635
                                                        -----------   -----------
      Total Operating Revenues                              81,640        76,661
                                                        -----------   -----------
Operating Expenses:
   Gas Purchased for Resale                                 58,560        52,948
   Utility Operations                                        9,458         9,827
   Other Operations                                            626           514
   Maintenance                                               1,788         1,720
   Depreciation                                              5,251         4,989
   Income Taxes                                               (409)         (258)
   Energy and Other Taxes                                    1,864         2,036
                                                        -----------   -----------
      Total Operating Expenses                              77,138        71,776
                                                        -----------   -----------
Operating Income                                             4,502         4,885
                                                        -----------   -----------
Interest Charges:
   Long-Term Debt                                            4,092         3,686
   Short-Term Debt and Other                                   595         1,172
                                                        -----------   -----------
      Total Interest Charges                                 4,687         4,858
                                                        -----------   -----------
(Loss)Income Before Preferred Dividend Requirements           (185)           27

Preferred Stock Dividend Requirements                           36            40
Preferred Securities Dividend Requirements                     731           730
                                                        -----------   -----------
Net Loss Applicable to Common Stock                     $     (952)   $     (743)
                                                        ===========   ===========
Average Shares of Common Stock Outstanding                   2,339         2,339
                                                        ===========   ===========
Earnings Per Common Share                               $    (0.41)   $    (0.32)
                                                        ===========   ===========
Dividends Declared Per Common Share                     $     1.87    $     1.79
                                                        ===========   ===========

The accompanying footnotes are an integral part of the financial statements.

                                    SJG-3

                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In Thousands, Except for Per Share Data)

                                                             Six Months Ended
                                                                 June 30,
                                                        -------------------------
                                                            2001          2000
                                                        -----------   -----------
Operating Revenues:
   Utility                                              $  300,210    $  222,653
   Other                                                       886         1,010
                                                        -----------   -----------
      Total Operating Revenues                             301,096       223,663
                                                        -----------   -----------
Operating Expenses:
   Gas Purchased for Resale                                219,900       141,766
   Utility Operations                                       18,977        19,638
   Other Operations                                            980           862
   Maintenance                                               4,673         4,490
   Depreciation                                             10,434         9,909
   Income Taxes                                             11,886        12,350
   Energy and Other Taxes                                    6,280         6,371
                                                        -----------   -----------
      Total Operating Expenses                             273,130       195,386
                                                        -----------   -----------
Operating Income                                            27,966        28,277
                                                        -----------   -----------
Interest Charges:
   Long-Term Debt                                            8,324         7,519
   Short-Term Debt and Other                                 1,929         2,366
                                                        -----------   -----------
      Total Interest Charges                                10,253         9,885
                                                        -----------   -----------
Income Before Preferred Dividend Requirements               17,713        18,392

Preferred Stock Dividend Requirements                           72            80
Preferred Securities Dividend Requirements                   1,461         1,461
                                                        -----------   -----------
Net Income Applicable to Common Stock                   $   16,180    $   16,851
                                                        ===========   ===========
Average Shares of Common Stock Outstanding                   2,339         2,339
                                                        ===========   ===========
Earnings Per Common Share                               $     6.92    $     7.20
                                                        ===========   ===========
Dividends Declared Per Common Share                     $     3.74    $     3.59
                                                        ===========   ===========

The accompanying footnotes are an integral part of the financial statements.

                                    SJG-4



                                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (In Thousands)
                                                                                (Unaudited)
                                                                                  June 30,          December 31,
                                                                        --------------------------  ------------
                                                                            2001          2000          2000
                                                                        ------------  ------------  ------------
Assets

Property, Plant and Equipment:
   Utility Plant, at original cost                                      $   781,685   $   740,265   $   763,860
     Accumulated Depreciation                                              (215,429)     (200,076)     (208,292)
   Gas Plant Acquisition Adjustment - Net                                     1,664         1,739         1,701
                                                                        ------------  ------------  ------------
          Property, Plant and Equipment - Net                               567,920       541,928       557,269
                                                                        ------------  ------------  ------------
Available-for-Sale Securities                                                 2,689         1,955         2,494
                                                                        ------------  ------------  ------------
Current Assets:
   Cash and Cash Equivalents                                                  3,962        10,250         4,715
   Accounts Receivable                                                       58,337        47,938        67,803
   Unbilled Revenues                                                         10,953         5,127        43,803
   Provision for Uncollectibles                                              (1,732)         (860)       (1,754)
   Natural Gas in Storage, average cost                                      41,487        24,649        31,769
   Materials and Supplies, average cost                                       4,061         3,978         4,037
   Prepaid Taxes                                                             13,872         9,569         3,960
   Prepayments and Other Current Assets                                       3,072         2,883         2,640
                                                                        ------------  ------------  ------------
          Total Current Assets                                              134,012       103,534       156,973
                                                                        ------------  ------------  ------------
Accounts Receivable - Merchandise                                               134           490           277
                                                                        ------------  ------------  ------------
Regulatory and Other Non-Current Assets:
   Environmental Remediation Costs:
     Expended - Net                                                          11,391        18,386        18,474
     Liability for Future Expenditures                                       51,029        51,029        51,029
   Gross Receipts and Franchise Taxes                                         2,476         2,919         2,698
   Income Taxes - Flowthrough Depreciation                                   10,064        11,042        10,553
   Deferred Fuel Cost - Net                                                  37,376        13,615        28,810
   Deferred Postretirement Benefit Costs                                      4,347         4,725         4,536
   Other                                                                      8,887         6,911         8,970
                                                                        ------------  ------------  ------------
          Total Regulatory and Other Non-Current Assets                     125,570       108,627       125,070
                                                                        ------------  ------------  ------------
               Total Assets                                             $   830,325   $   756,534   $   842,083
                                                                        ============  ============  ============

The accompanying footnotes are an integral part of the financial statements.

                                    SJG-5

                                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (In Thousands)

                                                                               (Unaudited)
                                                                                 June 30,           December 31,
                                                                        --------------------------  ------------
                                                                            2001          2000          2000
                                                                        ------------  ------------  ------------
Capitalization and Liabilities

Common Equity:
   Common Stock, Par Value $2.50 per share:
      Authorized - 4,000,000 shares
      Outstanding - 2,339,139 shares                                    $     5,848   $     5,848   $     5,848
   Other Paid-In Capital and Premium on Common Stock                        125,817       125,817       125,817
   Retained Earnings                                                         72,866        66,908        65,436
                                                                        ------------  ------------  ------------
          Total Common Equity                                               204,531       198,573       197,101
                                                                        ------------  ------------  ------------
Preferred Stock and Securities:
   Redeemable Cumulative Preferred - Par Value $100 per share,
   Authorized 41,966, 43,104 and 43,104 shares, respectively
   Outstanding:
      Series A, 4.7% - 0, 300 and 300 shares                                      0            30            30
      Series B, 8% - 16,904, 17,742 and 17,742 shares                         1,690         1,774         1,774
   Company-Guaranteed Mandatorily Redeemable
    Preferred Securities of Subsidiary Trust
    Par Value $25 per share, 1,400,000 shares
    Authorized and Outstanding                                               35,000        35,000        35,000
                                                                        ------------  ------------  ------------
          Total Preferred Stock and Securities                               36,690        36,804        36,804
                                                                        ------------  ------------  ------------
Long-Term Debt                                                              195,247       172,123       204,981
                                                                        ------------  ------------  ------------
          Total Capitalization                                              436,468       407,500       438,886
                                                                        ------------  ------------  ------------
Current Liabilities:
   Notes Payable                                                            138,600       107,700       113,900
   Current Maturities of Long-Term Debt                                      11,876        11,876        11,876
   Accounts Payable                                                          35,856        43,163        75,103
   Customer Deposits                                                          5,516         5,367         5,366
   Environmental Remediation Costs                                           15,872        12,534        15,872
   Taxes Accrued                                                                483         5,223           442
   Interest Accrued and Other Current Liabilities                            11,017         5,949        12,796
                                                                        ------------  ------------  ------------
          Total Current Liabilities                                         219,220       191,812       235,355
                                                                        ------------  ------------  ------------
Deferred Credits and Other Non-Current Liabilities:
   Deferred Income Taxes - Net                                              116,274        95,385       107,947
   Environmental Remediation Costs                                           35,157        38,495        35,157
   Pension and Other Postretirement Benefits                                 11,148        11,415        12,314
   Investment Tax Credits                                                     4,340         4,676         4,513
   Other                                                                      7,718         7,251         7,911
                                                                        ------------  ------------  ------------
            Total Deferred Credits and Other Non-Current Liabilities        174,637       157,222       167,842
                                                                        ------------  ------------  ------------
Commitments and Contingencies (Note 4)

               Total Capitalization and Liabilities                     $   830,325   $   756,534   $   842,083
                                                                        ============  ============  ============

The accompanying footnotes are an integral part of the financial statements.

                                    SJG-6



                         SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                      (In Thousands)
                                                                     Six Months Ended
                                                                         June 30,
                                                                -------------------------
                                                                   2001          2000
                                                                -----------   -----------
Cash Flows from Operating Activities:
  Net Income Applicable to Common Stock                         $   16,180    $   16,851

  Adjustments to Reconcile Net Income to Cash Flows
   Provided by Operating Activities:
    Depreciation and Amortization                                   11,586        11,515
    Provision for Losses on Accounts Receivable                        680           453
    Revenues and Fuel Costs Deferred - Net                          (8,566)         (441)
    Deferred and Non-Current Income Taxes and Credits - Net          8,554         2,068
    Environmental Remediation Costs - Net                            7,083         7,316
    Changes in:
      Accounts Receivable                                           41,614         4,770
      Inventories                                                   (9,742)        2,298
      Prepayments and Other Current Assets                            (432)         (422)
      Prepaid and Accrued Taxes - Net                               (9,871)         (911)
      Accounts Payable and Other Accrued Liabilities               (40,876)        3,849
    Other - Net                                                     (1,252)          317
                                                                -----------   -----------
        Net Cash Provided by Operating Activities                   14,958        47,663
                                                                -----------   -----------
Cash Flows from Investing Activities:
  Capital Expenditures, Cost of Removal and Salvage                (21,561)      (21,627)
  Purchase of Available-for-Sale Securities                           (252)         (202)
                                                                -----------   -----------
        Net Cash Used in Investing Activities                      (21,813)      (21,829)
                                                                -----------   -----------
Cash Flows from Financing Activities:
  Net Borrowing from (Repayments of) Lines of Credit                24,700       (11,200)
  Principal Repayments of Long-Term Debt                            (9,734)       (8,438)
  Dividends on Common Stock                                         (8,750)       (8,400)
  Repurchase of Preferred Stock                                       (114)         (240)
  Additional Investment by Shareholder                                   0         8,000
                                                                -----------   -----------
        Net Cash Provided by (Used in) Financing Activities          6,102       (20,278)
                                                                -----------   -----------
Net (Decrease)Increase in Cash and Cash Equivalents                   (753)        5,556
Cash and Cash Equivalents at Beginning of Period                     4,715         4,694
                                                                -----------   -----------
Cash and Cash Equivalents at End of Period                      $    3,962    $   10,250
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

     New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in June 2000, FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Both were effective for our fiscal year beginning January 2001. These statements establish accounting and reporting standards for derivative instruments, including those embedded in other contracts, and for hedging activities. They require recognizing derivatives as assets or liabilities at fair value on the balance sheet. SJG has identified financial instruments that qualify as derivatives. Management believes, based on its interpretation of guidance issued, that the derivative contracts qualify for the normal purchases and normal sales exception and, therefore, no additional disclosure is required. Subsequent guidance from FASB or the Derivative Implementation Group could affect the accounting for such transactions later in 2001 and beyond.

     In June 2001, the FASB issued Statement No. 141, "Business Combinations" and FASB No. 142, "Goodwill and Other Tangible Assets". FASB No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FASB No. 142 addresses the initial recognition and measurement of intangible

                                     SJG-8

assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. FASB No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. SJG will adopt FASB No. 142 for its fiscal year beginning January 1, 2002. We are currently evaluating the effects of its adoption; however, it is not expected to have a material impact on SJG's financial condition or results of operations.

Note 2.  Regulatory Actions:

     In January 1997, the New Jersey Board of Public Utilities (BPU) granted SJG a total rate increase of $10.3 million. The $6.0 million base rate portion of the increase was based on a 9.62% rate of return on rate base, which included an 11.25% return on common equity. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation (Sharing Formula) increased from $4.0 million to $7.8 million. SJG keeps 100% of pre-tax margins up to the threshold level and 20% of margins above that level. In October 1998, the BPU approved a revision to the Sharing Formula as part of an agreement to modify SJG's Temperature Adjustment Clause
(TAC). The revision credits the first $750,000 above the current threshold level to the Levelized Gas Adjustment Clause (LGAC) customers. Thereafter, SJG keeps 20% of the pre-tax margins as it has historically.

     In September 1999, the BPU approved an annual recovery level of $6.5 million for remediation costs expended from August 1995 through July 1998. In January 2000, the BPU approved the recovery of carrying costs on unrecovered remediation costs and a proposal by SJG to keep its current Remediation Adjustment Clause (RAC) rate in effect through October 2002.

     Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas supplier. As of June 30, 2001, 31,745 of SJG's residential customers were purchasing their gas commodity from someone other than SJG. The bills of those using a gas supplier other than SJG are reduced for cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in gas costs and taxes under SJG's BPU-approved fuel clause. SJG's net income and financial condition are not affected as a result of the unbundling.

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

                                     SJG-9

     Also approved was a modification to SJG's LGAC whereby under-recovered gas costs of $11.9 million as of October 31, 1999, and carrying costs thereon, are being recovered over a three-year period beginning January 2000.

     On November 16, 2000, SJG received approval to increase its LGAC in response to unprecedented natural gas price run-ups during 2000. The impact of this initial increase was approximately 19.0% to a typical residential heating customer. The BPU also approved the creation of a flexible pricing mechanism, allowing additional 2.0% increases each month from December 2000 through July 2001. In addition, the ruling permits SJG to recover unrecovered gas costs as of October 31, 2001 with interest at 5.5% or 5.75% over a three-year period, beginning December 1, 2001. The higher interest rate is applicable if SJG does not seek an LGAC rate increase for the next LGAC year. Recoverable interest costs began accruing on April 1, 2001.

Note 3.  Common Equity:

     Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on our common stock. SJG's retained earnings, which is free of these restrictions, was approximately $71.0 million as of June 30, 2001.

     SJG received an equity infusion of $8 million from SJI during 2000. Contributions of capital are credited to Other Paid-In Capital and Premium on Common Stock. Future equity contributions will occur on an as-needed basis.

Note 4.  Commitments and Contingencies:

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

                                     SJG-10

Policy will be in force for a 25-year period at ten sites and for a 30-year period at one site. The following future cost estimates have not been reduced by any insurance recoveries from settlements or the Cleanup Cost Cap Insurance Policy.

     Since the early 1980s, SJG accrued environmental remediation costs of $125.0 million, of which $73.9 million was spent as of June 30, 2001. With the assistance of an outside consulting firm, we estimate that future costs to clean up SJG's sites will range from $51.0 million to $148.5 million. We recorded the lower end of this range as a liability. It is reflected on the 2001 condensed consolidated balance sheets under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. SJG did not adjust the accrued liability for future insurance recoveries, which we were successful in pursuing. We used these proceeds to offset related legal fees and to reduce the balance of deferred environmental remediation costs.
Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

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

     The other asset titled Environmental Remediation Cost: Liability for Future Expenditures relates to estimated future expenditures determined under the guidance of FASB No. 5, "Accounting for Contingencies." This amount, which relates to former manufactured gas plant sites, was recorded as a deferred debit with the corresponding amount reflected on the condensed consolidated balance sheets under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The deferred debit is a regulatory asset under FASB No. 71. The BPU's intent, evidenced by current practice, is to allow SJG to recover the deferred costs after they are spent.

     SJG files with the BPU to recover these costs in rates through its RAC. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of June 30, 2001, SJG's unamortized remediation costs of $11.3 million are reflected on the condensed consolidated balance sheets under the caption Regulatory and Other Non-Current Assets.
Since implementing the RAC in 1992, SJG recovered $27.2 million through rates as of June 30, 2001.

                                     SJG-11

Note 5.  Subsequent Event:

     In July 2001, SJG issued the remaining $35 million of debt under its Medium Term Note Program. Notes totaling $10 million were issued at 6.74%, maturing in 2011; notes totaling $15 million were issued at 6.57%, maturing in 2011; and notes totaling $10 million were issued at 6.50%, maturing in 2016.

                                     SJG-12


          Item 2.  Management's Discussion and Analysis of Results of
                       Operations and Financial Condition


Overview

     South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas to almost 284,000 customers in the seven southernmost counties of New Jersey. SJG also:

     . makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system;
     . transports natural gas purchased directly from producers or suppliers for our own sales and for some of our customers;
     . services appliances via the sale of appliance warranty programs, as well as on a time and materials basis.

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

Customer Choice Legislation

     Effective January 1, 2000, all residential natural gas customers in New Jersey are able to choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of February 1999. Commercial and industrial customers have had the ability to choose gas suppliers since 1987. SJG's residential customers have been able to choose a gas supplier since April 1997 under a pilot program. As of June 30, 2001, 31,745 SJG residential customers chose a natural gas supplier other than the utility. This number decreased from 51,928 at June 30, 2000 as third party marketers were unable to

                                     SJG-13

offer natural gas at prices competitive with those available to consumers under regulated utility tariffs. During the second quarter 2001, the market price of natural gas became comparable to utility prices. Under these conditions, the likelihood that third party marketers will increase customer acquisition efforts rises. The bills of customers choosing to purchase natural gas from providers other than the utility are reduced for cost of gas charges and applicable taxes. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs and taxes. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition.

Energy Adjustment Clauses

     SJG's Board of Public Utilities (BPU) approved Temperature Adjustment Clause (TAC) had the following impacts on 2001 and 2000 second quarter and six month net earnings:

                                                    2001        2000
                                                  --------    --------
     TAC Adjustment Increase to Net Income
      ($ in thousands)

           Quarter Ended June 30                    $272          $59
           Six Months Ended June 30                 $132       $1,349


     While the revenue and income impacts of TAC adjustments are recorded as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next TAC year. Each TAC year begins October 1.


Results of Operations - Three and Six Months Ended June 30, 2001
Compared to Three and Six Months Ended June 30, 2000

Operating Revenues

     Revenues increased $5.0 million and $77.4 million in the second quarter and first six months of 2001 compared with the prior year periods. The primary reasons for the increases were increased rates resulting from an increase in the Levelized Gas Adjustment Clause (LGAC) that reflects higher gas costs, the return of residential customers to firm gas sales from firm transportation and, 6,453 additional customers. A large number of residential customers resumed purchasing natural gas from SJG as third party gas marketers were unable to offer competitive prices. Increased off-system sales also had a significant impact on six month results. The increase in off-system revenues was due to higher prices for natural gas sold. Total volumes of gas sold off-system were lower in both quarters of 2001 than in the prior year.

                                     SJG-14

     Weather in the second quarter of 2001 was 12.9% warmer than the prior year period. Weather for the six-month period was 4.0% colder than in 2000.
Weather was 7.9% warmer and 1.2% warmer for the second quarter and first six months, respectively, than the 20-year average. Revenues for 2001 will be closely tied to the 20-year normal temperatures and not actual weather conditions due to our TAC.

     The following is a comparison of operating revenue and throughput for the three- and six-month periods ended June 30, 2001 and the same periods ended June 30, 2000.

                                       Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                         2001      2000       2001      2000
                                       --------  --------   --------  --------
Operating Revenues (Thousands):
  Firm
    Residential                        $ 28,464  $ 22,224   $124,823  $ 92,897
    Commercial                           11,692     5,212     51,525    21,492
    Industrial                              555     1,017      2,503     3,017
    Cogeneration & Electric Generation    2,009     4,977      2,657     6,199
    Firm Transportation                   5,027     7,862     14,459    21,874
                                       --------  --------   --------  --------
      Total Firm Operating Revenues      47,747    41,292    195,967   145,479

  Interruptible                             251       333        937       832
  Interruptible Transportation              285       361        597       845
  Off-System                             31,478    33,049     98,673    72,275
  Capacity Release & Storage              1,022       567      2,848     2,428
  Other                                     857     1,059      2,074     1,804
                                       --------  --------   --------  --------
      Total Operating Revenues          $81,640   $76,661   $301,096  $223,663
                                       ========  ========   ========  ========
Throughput (MMcf):
  Firm
    Residential                           2,215     2,302     11,372    10,783
    Commercial                            1,091       634      5,305     2,800
    Industrial                               25        50        173       156
    Cogeneration & Electric Generation      352     1,113        376     1,251
    Firm Transportation                   4,802     6,349     10,586    14,814
                                       --------  --------   --------  --------
      Total Firm Throughput               8,485    10,448     27,812    29,804

  Interruptible                              57        56        116       105
  Interruptible Transportation              609       737      1,230     1,577
  Off-System                              6,153     9,357     15,623    21,427
  Capacity Release & Storage              5,673     9,395     11,727    19,934
                                       --------  --------   --------  --------
      Total Throughput                   20,977    29,993     56,508    72,847
                                       ========  ========   ========  ========


                                     SJG-15

Gas Purchased for Resale

     Gas purchased for resale increased $5.6 million and $78.1 million for the second quarter and first six months of 2001 compared with the same periods in 2000 due principally to increased gas costs for both local distribution and off-system sales. SJG's gas cost during 2001 averaged $5.91/dt compared with $3.23/dt in the first six months of 2000. Unlike gas costs associated with off-system sales, changes in the cost of gas sold to utility rate payers are not reflected in Gas Purchased for Resale as incurred. Fluctuations in gas costs to rate payers not reflected in current rates are deferred and addressed in future periods under a BPU approved Levelized Gas Adjustment Clause (LGAC). Higher gas costs are reflected in rates via a series of LGAC increases since November 2000. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its customers.

Operations

     A summary of net changes in Utility Operations and Other Operations (in thousands):

                                          Three Months Ended   Six Months Ended
                                                June 30,           June 30,
                                             2001 vs. 2000      2001 vs. 2000
                                             -------------      -------------

     Other Production Expense                       ($2)              $(20)
     Transmission                                     7                (16)
     Distribution                                  (249)              (498)
     Appliance Service - Net                         62                (76)
     Customer Accounts and Services                  16                266
     Sales                                          (35)               (71)
     Administration and General                    (168)              (246)
     Other                                          112                118
                                                --------           --------
                                                  ($257)             $(543)
                                                ========           ========


     Distribution expenses decreased in the first quarter of 2001 as costs related to our unionized workforce were avoided as a result of a work stoppage that ended on January 17, 2001. Further reductions occurred in the second quarter through decreases in overtime expenses. Expenses related to performing critical operational functions during the work stoppage were recognized under Administration and General. Offsetting these expenses in the Administration and General account was a reallocation of costs among other expense categories. The reallocation was BPU mandated as part of the energy deregulation process in New Jersey.

                                     SJG-16

Other Operating Expenses

     A summary of principal changes in other consolidated operating expenses (in thousands):

                                          Three Months Ended   Six Months Ended
                                                June 30,           June 30,
                                             2001 vs. 2000      2001 vs. 2000
                                             -------------      -------------

          Maintenance                               $68               $183
          Depreciation                              262                525
          Income Taxes                             (151)              (464)
          Energy and Other Taxes                   (172)               (91)


     Depreciation was higher due to increased investment in property, plant and equipment by SJG. Income Tax changes reflect the impact of changes in pre-tax income.

Interest Charges

     Interest charges were lower in the second quarter of 2001 compared with the prior year period. Increased debt outstanding was offset by lower interest rates and recoveries of carrying costs associated with unrecovered RAC and purchased gas costs. The debt was incurred primarily to support the expansion and upgrade of SJG's gas transmission and distribution system, as well as higher levels of unrecovered gas costs. Interest expense for the six month period was higher than the same period in 2000 mostly due to expenses associated with higher levels of unrecovered gas costs.

Net Income Applicable to Common Stock

     The details affecting the changes in net income and earnings per share are discussed under the appropriate captions above.

Liquidity

     The seasonal nature of gas operations; the timing of construction and remediation expenditures and related permanent financing; as well as mandated tax and sinking fund payment dates require large, short-term cash requirements. These requirements are generally met by cash from operations and short-term lines of credit. We maintain short-term lines of credit with a number of banks, totaling $155.0 million, of which $16.4 million was available at June 30, 2001. The credit lines are uncommitted and unsecured with interest rates typically available based upon the Federal Funds Rates or London Interbank Offered Rates (LIBOR).

                                     SJG-17

     The changes in cash flows from operating activities (in thousands):


                                                         Six Months Ended
                                                              June 30,
                                                           2001 vs. 2000
                                                           -------------
     Increases/(Decreases):
     Net Income Applicable to Common Stock                      ($671)
     Depreciation and Amortization                                 71
     Provision for Losses on Accounts Receivable                  227
     Revenues and Fuel Costs Deferred - Net                    (8,125)
     Deferred and Non-Current Income Taxes and
      Credits - Net                                             6,486
     Environmental Remediation Costs-Net                         (233)
     Accounts Receivable                                       36,844
     Inventories                                              (12,040)
     Prepayments and Other Current Assets                         (10)
     Prepaid and Accrued Taxes - Net                           (8,960)
     Accounts Payable and Other Accrued Liabilities           (44,725)
     Other - Net                                               (1,569)
                                                             ---------
           Net Cash Provided by Operating Activities         ($32,705)
                                                             =========


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

Regulatory Matters

     Rate Actions

     On November 16, 2000, SJG received approval to increase its LGAC. The impact of this increase was approximately 19.0% to a typical residential heating customer. The BPU also approved the creation of a flexible pricing mechanism, allowing for five additional 2.0% increases effective for December 2000 and January, February, March and April of 2001. In March 2001, the BPU approved additional LGAC rate increases for SJG using a flexible pricing mechanism. Additional rate increases of 2% in May, June and July 2001 were approved. In addition, the ruling permits SJG to recover unrecovered gas costs as of October 31, 2001 with interest at 5.5% or 5.75% over a three-year period, beginning December 1, 2001. The higher interest rate becomes effective only if SJG does not file for an increase in the LGAC rate for the next LGAC year. Recoverable interest costs began accruing on April 1, 2001.

     Other matters are incorporated by reference to Note 2 to the condensed consolidated financial statements included as part of this report.

Capital Resources

     SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first six months of 2001 amounted to $14.5 million. The costs for 2001, 2002 and 2003 are estimated at approximately $45.0 million, $50.7 million and $48.9 million, respectively. We expect to fund these expenditures from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of medium-term notes, capital leases, RAC recoveries, insurance recoveries and equity infusions from SJI.

                                     SJG-19

     In July 2001, SJG issued a total of $35 million of debt under its Medium Term Note program (MTN). Notes totaling $10 million were issued at 6.74%, maturing in 2011; notes totaling $15 million were issued at 6.57%, maturing in 2011; and notes totaling $10 million were issued at 6.50%, maturing in 2016. The net proceeds of these note issuances were used to retire short-term debt.

Ratio of Earnings to Fixed Charges

     The company's ratio of earnings to fixed charges for each of the periods indicated is as follows:

                                                                Twelve Months
                                                                    Ended
                       Years Ended December 31,                    June 30,
        ----------------------------------------------------    -------------
            1996      1997      1998     1999      2000              2001

            2.5x      2.6x      2.2x     2.5x      2.6x              2.5x


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


                                     SJG-20


            Item 3.  Quantitative and Qualitative Disclosures About
                          Market Risks of the Company


     We have exposure to interest rate risk related to short-term debt and, to a much lesser degree, commodity price risk. For information regarding our exposure related to these risks, see Item 7A in our Form 10-K for the year ended December 31, 2000. Our market risks have not materially changed from December 31, 2000.




                                     SJG-21


                          PART II -- OTHER INFORMATION


                           Item l.  Legal Proceedings

     Information required by this Item is incorporated by reference to Part I, Item 1, Note 5, beginning on page 10.


                   Item 6.  Exhibits and Reports on Form 8-K

                                      None



                                     SJG-22


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SOUTH JERSEY GAS COMPANY
                                  (Registrant)



     Dated:  August 14, 2001         By:  /s/ David A. Kindlick
                                          David A. Kindlick
                                          Senior Vice President, Finance and
                                          Treasurer



     Dated:  August 14, 2001         By:  /s/ George L. Baulig
                                          George L. Baulig
                                          Senior Vice President & Corporate
                                          Secretary




                                     SJG-22