Form 10-Q
period 2001-09-30
SOUTH JERSEY GAS CO/NEW
filed 2001-11-13
CIK 1035216

Page 1 of 23

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 2001       Commission File Number 000-22211


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

                             Yes  [X]      No  [  ]


As of November 2, 2001 there were 2,339,139 shares of the registrant's common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

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

                                                         Three Months Ended
                                                            September 30,
                                                       ----------------------
                                                          2001        2000
                                                       ----------  ----------
Operating Revenues:
   Utility                                             $  57,592   $  63,422
   Other                                                     216         413
                                                       ----------  ----------
      Total Operating Revenues                            57,808      63,835
                                                       ----------  ----------
Operating Expenses:
   Gas Purchased for Resale                               40,007      46,345
   Utility Operations                                      9,952       9,544
   Other Operations                                          347         426
   Maintenance                                             1,554       1,350
   Depreciation                                            5,313       5,056
   Income Taxes                                           (2,599)     (2,603)
   Energy and Other Taxes                                  1,415       1,664
                                                       ----------  ----------
      Total Operating Expenses                            55,989      61,782
                                                       ----------  ----------
Operating Income                                           1,819       2,053
                                                       ----------  ----------
Interest Charges:
   Long-Term Debt                                          4,545       4,268
   Short-Term Debt and Other                                 584       1,093
                                                       ----------  ----------
      Total Interest Charges                               5,129       5,361
                                                       ----------  ----------
Loss Before Preferred Dividend Requirements               (3,310)     (3,308)

Preferred Stock Dividend Requirements                         33          35
Preferred Securities Dividend Requirements                   731         731
                                                       ----------  ----------
Net Loss Applicable to Common Stock                    $  (4,074)  $  (4,074)
                                                       ==========  ==========
Average Shares of Common Stock Outstanding                 2,339       2,339
                                                       ==========  ==========
Earnings Per Common Share                              $   (1.74)  $   (1.74)
                                                       ==========  ==========
Dividends Declared Per Common Share                    $    1.87   $    0.94
                                                       ==========  ==========

The accompanying footnotes are an integral part of the financial statements.


                                     SJG-3

                   SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF  INCOME (UNAUDITED)
                  (In Thousands, Except for Per Share Data)

                                                         Nine Months Ended
                                                            Septemer 30,
                                                       ----------------------
                                                           2001        2000
                                                       ----------  ----------
Operating Revenues:
   Utility                                             $ 357,802   $ 286,075
   Other                                                   1,102       1,423
                                                       ----------  ----------
      Total Operating Revenues                           358,904     287,498
                                                       ----------  ----------
Operating Expenses:
   Gas Purchased for Resale                              259,907     188,111
   Utility Operations                                     28,929      29,182
   Other Operations                                        1,327       1,288
   Maintenance                                             6,227       5,840
   Depreciation                                           15,747      14,965
   Income Taxes                                            9,287       9,747
   Energy and Other Taxes                                  7,695       8,035
                                                       ----------  ----------
      Total Operating Expenses                           329,119     257,168
                                                       ----------  ----------
Operating Income                                          29,785      30,330
                                                       ----------  ----------
Interest Charges:
   Long-Term Debt                                         12,869      11,787
   Short-Term Debt and Other                               2,513       3,459
                                                       ----------  ----------
      Total Interest Charges                              15,382      15,246
                                                       ----------  ----------
Income Before Preferred Dividend Requirements             14,403      15,084

Preferred Stock Dividend Requirements                        105         115
Preferred Securities Dividend Requirements                 2,192       2,192
                                                       ----------  ----------
Net Income Applicable to Common Stock                  $  12,106   $  12,777
                                                       ==========  ==========
Average Shares of Common Stock Outstanding                 2,339       2,339
                                                       ==========  ==========
Earnings Per Common Share                              $    5.18   $    5.46
                                                       ==========  ==========
Dividends Declared Per Common Share                    $    5.61   $    4.53
                                                       ==========  ==========


The accompanying footnotes are an integral part of the financial statements.


                                     SJG-4

                                    SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (In Thousands)
                                                                                (Unaudited)
                                                                               September 30,       December 31,
                                                                         ------------------------- ------------
                                                                             2001         2000         2000
                                                                         ------------ ------------ ------------
Assets

Property, Plant and Equipment:
   Utility Plant, at original cost                                       $   791,826  $   750,498  $   763,860
     Accumulated Depreciation                                               (218,422)    (203,969)    (208,292)
   Gas Plant Acquisition Adjustment - Net                                      1,645        1,720        1,701
                                                                         ------------ ------------ ------------
          Property, Plant and Equipment - Net                                575,049      548,249      557,269
                                                                         ------------ ------------ ------------
Available-for-Sale Securities                                                  2,962        2,295        2,494
                                                                         ------------ ------------ ------------
Current Assets:
   Cash and Cash Equivalents                                                   3,311        2,900        4,715
   Accounts Receivable                                                        33,221       34,175       67,803
   Unbilled Revenues                                                           7,100        7,433       43,803
   Provision for Uncollectibles                                               (1,931)        (860)      (1,754)
   Natural Gas in Storage, average cost                                       63,758       54,977       31,769
   Materials and Supplies, average cost                                        4,033        3,807        4,037
   Prepaid Taxes                                                              13,355        8,665        3,960
   Prepayments and Other Current Assets                                        2,837        2,702        2,640
                                                                         ------------ ------------ ------------
          Total Current Assets                                               125,684      113,799      156,973
                                                                         ------------ ------------ ------------
Accounts Receivable - Merchandise                                                 23          376          277
                                                                         ------------ ------------ ------------
Regulatory and Other Non-Current Assets:
   Environmental Remediation Costs:
     Expended - Net                                                           12,352       14,527       18,474
     Liability for Future Expenditures                                        51,029       51,029       51,029
   Gross Receipts and Franchise Taxes                                          2,365        2,809        2,698
   Income Taxes - Flowthrough Depreciation                                     9,819       10,797       10,553
   Deferred Fuel Cost - Net                                                   44,409       23,811       28,810
   Deferred Postretirement Benefit Costs                                       4,252        4,630        4,536
   Other                                                                       9,409        8,352        8,970
                                                                         ------------ ------------ ------------
          Total Regulatory  and Other Non-Current Assets                     133,635      115,955      125,070
                                                                         ------------ ------------ ------------
               Total Assets                                              $   837,353  $   780,674  $   842,083
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


                                     SJG-5

                                    SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (In Thousands)

                                                                               (Unaudited)
                                                                              September 30,        December 31,
                                                                         ------------------------- ------------
                                                                             2001         2000         2000
                                                                         ------------ ------------ ------------
Capitalization and Liabilities

Common Equity:
   Common Stock, Par Value $2.50 per share:
      Authorized - 4,000,000 shares
      Outstanding - 2,339,139 shares                                     $     5,848  $     5,848  $     5,848
   Other Paid-In Capital and Premium on Common Stock                         125,817      125,817      125,817
   Retained Earnings                                                          64,416       60,634       65,436
                                                                         ------------ ------------ ------------
          Total Common Equity                                                196,081      192,299      197,101
                                                                         ------------ ------------ ------------
Preferred Stock and Securities:
   Redeemable Cumulative Preferred  -  Par Value $100 per share,
   Authorized 41,966, 43,104 and 43,104 shares, respectively
   Outstanding:
      Series A, 4.7% -  0, 300 and 300 shares                                       -          30           30
      Series B, 8% - 16,904, 17,742 and 17,742 shares                          1,690        1,774        1,774
   Company-Guaranteed Mandatorily Redeemable
    Preferred Securities of Subsidiary Trust
    Par Value $25 per share,  1,400,000 shares
    Authorized and Outstanding                                                35,000       35,000       35,000
                                                                         ------------ ------------ ------------
          Total Preferred Stock and Securities                                36,690       36,804       36,804
                                                                         ------------ ------------ ------------
Long-Term Debt                                                               230,247      207,123      204,981
                                                                         ------------ ------------ ------------
          Total Capitalization                                               463,018      436,226      438,886
                                                                         ------------ ------------ ------------
Current Liabilities:
   Notes Payable                                                             125,500       93,800      113,900
   Current Maturities of Long-Term Debt                                       11,876       11,876       11,876
   Accounts Payable                                                           27,697       51,552       75,103
   Customer Deposits                                                           5,646        5,284        5,366
   Environmental Remediation Costs                                            15,872       12,534       15,872
   Taxes Accrued                                                                 971        2,288          442
   Dividends Payable                                                           4,409             -       4,236
   Interest Accrued and Other Current Liabilities                              8,105        7,837        8,560
                                                                         ------------ ------------ ------------
          Total Current Liabilities                                          200,076      185,171      235,355
                                                                         ------------ ------------ ------------
Deferred Credits and Other Non-Current Liabilities:
   Deferred Income Taxes - Net                                               114,395       96,303      107,947
   Environmental Remediation Costs                                            35,157       38,495       35,157
   Pension and Other Postretirement Benefits                                  11,795       11,520       12,314
   Investment Tax Credits                                                      4,253        4,595        4,513
   Other                                                                       8,659        8,364        7,911
                                                                         ------------ ------------ ------------
            Total Deferred Credits and Other Non-Current Liabilities         174,259      159,277      167,842
                                                                         ------------ ------------ ------------
Commitments and Contingencies (See Note 4)

               Total Capitalization and Liabilities                      $   837,353  $   780,674  $   842,083
                                                                         ============ ============ ============

The accompanying footnotes are an integral part of the financial statements.


                                     SJG-6

                          SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In Thousands)
                                                                    Nine Months Ended
                                                                      September 30,
                                                               ---------------------------
                                                                   2001           2000
                                                               ------------   ------------
Cash Flows from Operating Activities:
  Net Income Applicable to Common Stock                        $    12,106    $    12,777

  Adjustments to Reconcile Net Income to Cash Flows
   Provided by Operating Activities:
    Depreciation and Amortization                                   17,464         17,192
    Provision for Losses on Accounts Receivable                      1,046            740
    Revenues and Fuel Costs Deferred - Net                         (15,599)       (10,637)
    Deferred and Non-Current Income Taxes and Credits - Net          6,787          3,107
    Environmental Remediation Costs - Net                            6,122         11,175
    Changes in:
      Accounts Receivable                                           70,416         15,940
      Inventories                                                  (31,985)       (27,859)
      Prepayments and Other Current Assets                            (197)          (241)
      Prepaid and Accrued Taxes - Net                               (8,866)        (2,942)
      Accounts Payable and Other Accrued Liabilities               (51,783)        14,043
    Other - Net                                                        939          1,407
                                                               ------------   ------------
        Net Cash Provided by Operating Activities                    6,450         34,702
                                                               ------------   ------------
Cash Flows from Investing Activities:
  Capital Expenditures, Cost of Removal and Salvage                (34,244)       (33,222)
  Purchase of Available-for-Sale Securities                           (571)          (506)
                                                               ------------   ------------
        Net Cash Used in Investing Activities                      (34,815)       (33,728)
                                                               ------------   ------------
Cash Flows from Financing Activities:
  Net Borrowings from (Repayments of) Lines of Credit               11,600        (25,100)
  Proceeds from Sale of Long-Term Debt                              35,000         35,000
  Principal Repayments of Long-Term Debt                            (9,734)        (8,438)
  Dividends on Common Stock                                         (8,750)       (10,600)
  Repurchase of Preferred Stock                                       (114)          (240)
  Additional Investment by Shareholder                                    -         8,000
  Payments for Issuance of Long-Term Debt                           (1,041)        (1,390)
                                                               ------------   ------------
        Net Cash Provided by (Used in) Financing Activities         26,961         (2,768)
                                                               ------------   ------------
Net Decrease in Cash and Cash Equivalents                           (1,404)        (1,794)
Cash and Cash Equivalents at Beginning of Period                     4,715          4,694
                                                               ------------   ------------
Cash and Cash Equivalents at End of Period                      $    3,311    $     2,900
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

     New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and in June 2000, FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Both were effective for our fiscal year beginning January 2001. These statements establish accounting and reporting standards for derivative instruments, including those embedded in other contracts, and for hedging activities. They require recognizing derivatives as assets or liabilities at fair value on the balance sheet. SJG has identified financial instruments that qualify as derivatives. Management believes, based on its interpretation of guidance issued, that the derivative contracts qualify for the normal purchases and normal sales exception and, therefore, no additional disclosure is required. Subsequent guidance from FASB could affect the accounting for such transactions in the future.

     In June 2001, the FASB issued Statement No. 141, "Business Combinations," FASB No. 142, "Goodwill and Other Tangible Assets" and FASB No. 143, "Accounting for Asset Retirement Obligations." FASB No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FASB No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. FASB No. 142 provides

                                     SJG-8

that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. FASB No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SJG expects to adopt FASB Nos. 141 and 142 for its fiscal year beginning January 1, 2002 and FASB 143 for its fiscal year beginning January 1, 2003. We are currently evaluating the effects of these pronouncements; however, they are not expected to have a material impact on SJG's financial condition or results of operations.

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

     In September 1999, the BPU approved an annual recovery level of $6.5 million for remediation costs expended from August 1995 through July 1998. In January 2000, the BPU approved the recovery of carrying costs on unrecovered remediation costs and a proposal by SJG to keep its current Remediation Adjustment Clause (RAC) rate in effect through October 2002. However, due to substantial RAC insurance recoveries, SJG filed for a RAC rate decrease in October 2001. This proposal would reduce the annual recovery level to $4.2 million, if approved.

     Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas supplier. As of September 30, 2001, 36,393 of SJG's residential customers were purchasing their gas commodity from someone other than SJG. The bills of those using a gas supplier other than SJG are reduced for cost of gas charges and applicable taxes. The resulting decrease in revenues is offset by a corresponding decrease in gas costs and taxes under SJG's BPU-approved fuel clause. SJG's net income and financial condition are not affected as a result of the unbundling.

     In addition to allowing all customers to select their own supplier, the unbundling settlement also created an incentive to customers to select a supplier, other than SJG, in the form of a Market Development Credit (MDC). This credit is being provided to customers over a two-year period beginning January 2000, and will approximate $2.5 million plus carrying costs through

                                     SJG-9

December 2001. This credit was provided for on SJG's books as a Deferred Credit. Therefore, the impact of the MDC will not materially impact future periods.

     Also approved was a modification to SJG's LGAC whereby underrecovered gas costs of $11.9 million as of October 31, 1999, and carrying costs thereon, are being recovered over a three-year period beginning January 2000.

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

Note 3.  Common Equity:

     Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on our common stock. SJG's retained earnings, which is free of these restrictions, was approximately $62.6 million as of September 30, 2001.

     SJG received an equity infusion of $8 million from SJI during 2000. Contributions of capital are credited to Other Paid-In Capital and Premium on Common Stock. Future equity contributions will occur on an as-needed basis.

Note 4.  Commitments and Contingencies:

     Construction and Environmental Commitments - SJG's estimated cost of construction and environmental remediation programs for 2001 totals $47.8 million. Commitments were made regarding these programs.

     Pending Litigation - SJG is subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities when these claims become apparent for amounts we believe these claims may be settled. We also maintain insurance and record probable insurance recoveries relating to outstanding claims.

     Environmental Remediation Costs - SJG incurred and recorded costs for environmental clean up of sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s.

                                     SJG-10

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

     Since the early 1980s, SJG accrued environmental remediation costs of $126.8 million, of which $75.8 million was spent as of September 30, 2001.
With the assistance of an outside consulting firm, we estimate that future costs to clean up SJG's sites will range from $51.0 million to $148.5 million. We recorded the lower end of this range as a liability. It is reflected on the 2001 condensed consolidated balance sheets under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. SJG did not adjust the accrued liability for future insurance recoveries, which we were successful in pursuing. We used these proceeds to offset related legal fees and to reduce the balance of deferred environmental remediation costs.
Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

     SJG has two regulatory assets associated with environmental cost. The first asset is titled Environmental Remediation Cost: Expended - Net. These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB No. 71, "Accounting for the Effects of Certain Types of Regulation." The BPU allows SJG to recover expenditures through the RAC. SJG's current recovery level includes remediation costs expended through July 1998 and petitions to recover costs through July 2001 are pending.

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

     SJG files with the BPU to recover these costs in rates through its RAC. The BPU has consistently allowed the full recovery over 7-year periods, and SJG believes this will continue. As of September 30, 2001, SJG's unamortized remediation costs of $12.3 million are reflected on the condensed consolidated balance sheets under the caption Regulatory and Other Non-Current Assets.
Since implementing the RAC in 1992, SJG recovered $28.0 million through rates as of September 30, 2001.

                                     SJG-11

Note 5.  Long-Term Debt:

     In July 2001, SJG issued the remaining $35 million of debt under its Medium Term Note Program. Notes totaling $10 million were issued at 6.74%, maturing in 2011; notes totaling $15 million were issued at 6.57%, maturing in 2011; and notes totaling $10 million were issued at 6.50%, maturing in 2016.



                                     SJG-12


           Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Overview

     South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas to 284,240 customers in the seven southernmost counties of New Jersey. SJG also:

     . makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system;
     . transports natural gas purchased directly from producers or suppliers for its own sales and for some of its customers;
     . services appliances via the sale of appliance warranty programs, as well as on a time and materials basis.

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

Customer Choice Legislation

     Effective January 1, 2000, all residential natural gas customers in New Jersey are able to choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of February 1999. Commercial and industrial customers have had the ability to choose gas suppliers since 1987. SJG's residential customers have been able to choose a gas supplier since April 1997 under a pilot program. As of September 30, 2001, 36,393 SJG residential customers chose a natural gas supplier other than the utility. This number decreased from 44,863 at September 30, 2000 as third party marketers were

                                     SJG-13

unable to offer natural gas at prices competitive with those available to consumers under regulated utility tariffs. During the spring of 2001, the market price of natural gas became comparable to utility prices. Consequently, third party marketers increased customer acquisition efforts. The bills of customers choosing to purchase natural gas from providers other than the utility are reduced for cost of gas charges and applicable taxes. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs and taxes. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition.

Energy Adjustment Clauses

     SJG's Board of Public Utilities (BPU) approved Temperature Adjustment Clause (TAC) had the following impact on 2001 and 2000 third quarter and nine month net earnings:

                                                 2001        2000
                                               --------    --------
     TAC Adjustment Increase to Net Income
      ($ in thousands)

           Quarter Ended September 30              $0           $0
           Nine Months Ended September 30        $132       $1,349


     While the revenue and income impact of TAC adjustments are recorded as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next TAC year. Each TAC year begins October 1.

Results of Operations - Three and Nine Months Ended September 30, 2001 Compared to Three and Nine Months Ended September 30, 2000

Operating Revenues

     Revenues decreased $6.0 million in the third quarter, but increased $71.4 million in the first nine months of 2001 compared with the prior year periods. Both periods were positively impacted by increased rates resulting from an increase in the Levelized Gas Adjustment Clause (LGAC) that reflects higher gas costs, the return of residential customers to firm gas sales from firm transportation and, 5,745 additional customers. A large number of residential customers resumed purchasing natural gas from SJG as third party gas marketers were unable to offer competitive prices through the spring of this year. Increased off-system sales also had a significant positive impact on nine month results. The increase in off-system revenues was due to higher prices for natural gas sold during the first half of the year. Significantly lower gas prices experienced during the third quarter completely offset the positive factors discussed previously, causing the revenue decline for the three month period. Total volumes of gas sold off-system were lower in the first three quarters of 2001 than in the prior year.

                                     SJG-14

     Weather in the third quarter of 2001 was 2.3% warmer than the prior year period. Weather for the nine-month period was 3.8% colder than in 2000. Weather was 82.6% colder and 0.1% warmer for the third quarter and first nine months, respectively, than the 20-year averages. Even large percentage changes in weather experienced during the third quarter typically have a minimal impact on revenues. The number of degree days experienced during the period is very small, rarely sufficient for our customers to use their heaters. Revenues for 2001 will be more closely tied to the 20-year normal temperatures than actual weather conditions due to our TAC.

     The following is a comparison of operating revenue and throughput for the three- and nine-month periods ended September 30, 2001 and the same periods ended September 30, 2000.

                                       Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                         2001      2000       2001      2000
                                       --------  --------   --------  --------
Operating Revenues (Thousands):
  Firm
    Residential                         $18,243   $14,911   $143,067  $107,808
    Commercial                            6,922     4,404     58,447    25,895
    Industrial                              497       559      2,999     3,576
    Cogeneration & Electric Generation    3,929     3,894      6,586    10,093
    Firm Transportation                   5,363     6,077     19,822    27,952
                                       --------  --------   --------  --------
      Total Firm Operating Revenues      34,954    29,845    230,921   175,324

  Interruptible                             236       308      1,173     1,140
  Interruptible Transportation              284       309        881     1,154
  Off-System                             20,530    32,015    119,203   104,290
  Capacity Release & Storage              1,130       568      3,978     2,996
  Other                                     674       790      2,748     2,594
                                       --------  --------   --------  --------
      Total Operating Revenues          $57,808   $63,835   $358,904  $287,498
                                       ========  ========   ========  ========
Throughput (MMcf):
  Firm
    Residential                           1,259     1,331     12,631    12,114
    Commercial                              617       514      5,922     3,314
    Industrial                               13        25        186       181
    Cogeneration & Electric Generation    1,021       707      1,397     1,958
    Firm Transportation                   5,353     5,135     15,939    19,949
                                       --------  --------   --------  --------
      Total Firm Throughput               8,263     7,712     36,075    37,516

  Interruptible                              41        29        157       134
  Interruptible Transportation              611       661      1,841     2,238
  Off-System                              6,257     6,948     21,880    28,375
  Capacity Release & Storage              7,321     9,627     19,048    29,561
                                       --------  --------   --------  --------
      Total Throughput                   22,493    24,977     79,001    97,824
                                       ========  ========   ========  ========

                                     SJG-15

Gas Purchased for Resale

     Gas purchased for resale decreased $6.3 million and increased $71.8 million for the third quarter and first nine months of 2001 compared with the same periods in 2000. Higher gas costs for both local distribution and off-system sales were responsible for the nine-month comparison. However, the cost of gas sold off-system was comparatively lower in the third quarter of 2001. SJG's gas cost during 2001 averaged $5.25/dt compared with $3.61/dt in the first nine months of 2000. Unlike gas costs associated with off-system sales, changes in the unit cost of gas sold to utility rate payers are not reflected in Gas Purchased for Resale as incurred. Fluctuations in gas costs to rate payers not reflected in current rates are deferred and addressed in future periods under a BPU approved Levelized Gas Adjustment Clause (LGAC). Higher gas costs are reflected in rates via a series of monthly LGAC increases between November 2000 and July 2001. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its customers.

Operations

     A summary of net changes in Utility Operations and Other Operations (in thousands):

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                            2001 vs. 2000       2001 vs. 2000
                                            -------------       -------------

          Other Production Expense                 ($9)               $(29)
          Transmission                             (10)                (26)
          Distribution                             (17)               (515)
          Appliance Service - Net                  190                 114
          Customer Accounts and Services           208                 474
          Sales                                     29                 (42)
          Administration and General                17                (229)
          Other                                    (79)                 39
                                              --------            --------
                                                  $329               $(214)
                                              ========            ========


     Distribution expenses decreased in the first quarter of 2001 as costs related to our unionized workforce were avoided as a result of a work stoppage that ended on January 17, 2001. Further reductions occurred for the year-to-date through decreases in overtime expenses. Expenses related to performing critical operational functions during the work stoppage were recognized under Administration and General. Offsetting these expenses in the Administration and General account was a reallocation of costs among other expense categories. The reallocation was BPU mandated as part of the energy deregulation process in New Jersey. Customer Accounts and Services rose due to a third quarter increase to the allowance for uncollectible accounts. Higher meter reading costs resulting from customer additions and fewer estimated meter reads were factors for the nine-month period.

                                     SJG-16

Other Operating Expenses

     A summary of principal changes in other consolidated operating expenses (in thousands):

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                            2001 vs. 2000       2001 vs. 2000
                                            -------------       -------------

                Maintenance                       $204               $387
                Depreciation                       257                782
                Income Taxes                         4               (460)
                Energy and Other Taxes            (249)              (340)


     Maintenance expense increased during both periods primarily due to the deferral last year of expenses associated with the Remediation Adjustment Clause (RAC). Higher levels of RAC recoveries this year eliminated the need to defer these expenses. RAC related expenses do not affect earnings, as an offsetting amount is recognized in revenues. Depreciation was higher due to increased investment in property, plant and equipment by SJG. Income Tax changes reflect the impact of changes in pre-tax income.

Interest Charges

     Interest charges were lower in the third quarter of 2001 compared with the prior year period. Increased debt outstanding was offset by lower interest rates and recoveries of carrying costs associated with unrecovered RAC and purchased gas costs. The debt was incurred primarily to support the expansion and upgrade of SJG's gas transmission and distribution system, as well as higher levels of unrecovered gas costs. Interest expense for the nine month period was higher than the same period in 2000 mostly due to expenses associated with higher levels of unrecovered gas costs.

Net Income Applicable to Common Stock

     The details affecting the changes in net income and earnings per share are discussed under the appropriate captions above.

Liquidity

     The seasonal nature of gas operations; the timing of construction and remediation expenditures and related permanent financing; as well as mandated tax and sinking fund payment dates require large, short-term cash requirements. These requirements are generally met by cash from operations and short-term lines of credit. We maintain short-term lines of credit with a number of banks, totaling $175.0 million, of which $49.5 million was available at September 30, 2001. The credit lines are uncommitted and unsecured with interest rates typically available based upon the Federal Funds Rates or London Interbank Offered Rates (LIBOR).

                                     SJG-17

     The changes in cash flows from operating activities (in thousands):

                                                   Nine Months Ended
                                                     September 30,
                                                     2001 vs. 2000
                                                     -------------
     Increases/(Decreases):
     Net Income Applicable to Common Stock                ($671)
     Depreciation and Amortization                          272
     Provision for Losses on Accounts Receivable            306
     Revenues and Fuel Costs Deferred - Net              (4,962)
     Deferred and Non-Current Income Taxes and
      Credits - Net                                       3,680
     Environmental Remediation Costs-Net                 (5,053)
     Accounts Receivable                                 54,476
     Inventories                                         (4,126)
     Prepayments and Other Current Assets                    44
     Prepaid and Accrued Taxes - Net                     (5,924)
     Accounts Payable and Other Accrued Liabilities     (65,826)
     Other - Net                                           (468)
                                                       --------
           Net Cash Provided by Operating Activities   ($28,252)
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

Capital Resources

     SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first nine months of 2001 amounted to $28.1 million. The costs for 2001, 2002 and 2003 are estimated at approximately $47.8 million, $59.7 million and $64.2 million, respectively. We expect to fund these expenditures from several sources, which may include cash generated by operations, temporary use of short-term debt, sale of medium-term notes, capital leases, RAC recoveries, insurance recoveries and equity infusions from SJI.

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

Ratio of Earnings to Fixed Charges

     The company's ratio of earnings to fixed charges for each of the periods indicated is as follows:

                                                        Twelve Months
                                                            Ended
                    Years Ended December 31,            September 30,
          --------------------------------------------  -------------
          1996      1997      1998      1999      2000       2001
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




                                     SKG-21


                         PART II  --  OTHER INFORMATION


                           Item l.  Legal Proceedings

     Information required by this Item is incorporated by reference to Part I, Item 1, Note 4, beginning on page 10.


                   Item 6.  Exhibits and Reports on Form 8-K

     On July 12, 2001, July 13, 2001 and July 20, 2001, South Jersey Gas Company filed Forms 8-K in relation to the issuance of a total of $35,000,000 of Secured Medium Term Notes. The company registered the Notes under the Securities Act of 1933 pursuant to a Registration Statement on Form S-3 (File No. 333-62019).

          Items reported include:

          Item 5. Other Events
          Item 7. Exhibits



                                     SJG-22


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SOUTH JERSEY GAS COMPANY
                                  (Registrant)



    Dated:  November 13, 20011    By:  /s/ David A. Kindlick
                                       David A. Kindlick
                                       Senior Vice President, Finance and
                                       Treasurer





    Dated:  November 13, 2001     By:  /s/ George L. Baulig
                                       George L. Baulig
                                       Senior Vice President & Corporate
                                       Secretary




                                     SJG-23