Form 10-K
period 2001-12-31
SOUTH JERSEY GAS CO/NEW
filed 2002-03-28
CIK 1035216

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001     Commission File Number 000-22211

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

Documents Incorporated by Reference:    None
================================================================================





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

     SJG serves 288,008 residential, commercial and industrial customers (at December 31, 2001) in southern New Jersey. Gas sales, transportation and capacity release for 2001 amounted to approximately 108,935 MMcf (million cubic feet), of which approximately 48,786 MMcf was firm sales and transportation, 2,845 MMcf was interruptible sales and transportation and 57,304 MMcf was off-system sales and capacity release. The breakdown of firm sales includes 35.6% residential, 15.5% commercial, 3.1% cogeneration and electric generation, ..5% industrial and 45.3% transportation. At year-end 2001, SJG served 268,046 residential customers, 19,542 commercial customers and 420 industrial customers. This includes 2001 net additions of 6,425 residential customers, 223 commercial customers and 10 industrial customers.

     Under an agreement with Conectiv Inc., an electric utility serving southern New Jersey, SJG supplies natural gas to several electric generation facilities. This gas service is provided under the terms of a firm electric service tariff approved by the New Jersey Board of Public Utilities (BPU) on a demand/commodity basis. In 2001, 2.1 Bcf (billion cubic feet) was delivered under this agreement.

     SJG serviced 7 cogeneration facilities in 2001. Combined sales and transportation of natural gas to such customers amounted to approximately 4.0 Bcf in 2001.

     SJG makes wholesale gas sales for resale to gas marketers for ultimate delivery to end users. These "off-system" sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and
636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 2001, off-system sales amounted to 30.1 Bcf. Also in 2001, capacity release and storage throughput amounted to 27.2 Bcf.

                                     SJG-2

     Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term "interruptible" is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG's tariffs. Usage by interruptible customers, excluding off-system customers, in 2001 amounted to approximately 2.8 Bcf, approximately 2.6 percent of the total throughput.

     No material part of SJG's business is dependent upon a single customer or a few customers.

Service Territory

     The majority of SJG's residential customers reside in the northern and western portions of its service territory in Burlington, Camden, Salem and Gloucester counties. A majority of new customers reside in this section of the service territory, which includes the residential suburbs of Wilmington and Philadelphia. The franchise area to the east is centered on Atlantic City and the neighboring resort communities in Atlantic and Cape May counties, which experience large population increases in the summer months. The impact of the casino gaming industry on the Atlantic City area has resulted in the creation of new jobs and the expansion of the residential and commercial infrastructure necessary to support a developing year-round economy. Construction is progressing on the first new casino/hotel in 13 years, marking the beginning of another round of development in the city.

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

     Retail sales by SJG are made under rate schedules within a tariff filed with and subject to the jurisdiction of the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. The tariff contains provisions permitting the recovery of environmental remediation costs associated with former manufactured gas plant sites and for the adjustment of revenues due to the impact of "temperature" fluctuations as prescribed in SJG's tariff. The tariff also contains provisions permitting SJG to pass on to customers increases and decreases in the cost of purchased gas supplies. The cost of gas purchased from the utility by consumers has historically been set annually by the BPU under a Levelized Gas Adjustment Clause (LGAC) within SJG's tariff. When actual gas costs experienced by SJG are less than those charged to customers under the LGAC, customer bills in the subsequent LGAC period(s) are adjusted to provide credits for the overrecovery with interest. When actual gas costs are more than recovered through rates, SJG is permitted to charge customers more for gas in future periods for the underrecovery. While SJG has not normally been permitted to recover the cost associated with financing the underrecovered amounts, a March 2001 BPU ruling permits SJG to recover unrecovered gas costs as of October 31, 2001 with interest at 5.75% over a

                                     SJG-3

three-year period. The action taken by the BPU was in response to unprecedented high gas costs experienced in 2000 and early 2001 and in consideration of requiring SJG to spread recovery of those costs over the three-year period.

     In February, 1999, the Electric Discount and Energy Competition Act (the
Act) was signed into law in New Jersey. This bill created the framework and necessary time schedules for the restructuring of the state's electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive.

     SJG received BPU approval of its unbundling proposal in January 2000. In addition to allowing all customers to select their own gas supplier, the approval also provided SJG with the ability to recover carrying costs on unrecovered remediation costs under the Remediation Adjustment Clause (RAC), while holding the current RAC rate in effect through October 2002. Our RAC rate last changed in September 1999. SJG's LGAC was also modified by the unbundling process. Underrecovered gas costs of $11.9 million as of October 31, 1999, and related carrying costs, are being recovered through 2002.

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

     Additional information on regulatory affairs is incorporated by reference to Notes 2, 6 and 13 of SJG's consolidated financial statements for the year ended December 31, 2001. See Item 8.

     SJG Capital Trust, a Delaware statutory trust, is a wholly owned subsidiary of SJG, which had the sole purpose of issuing beneficial interests in its assets (Preferred Securities). The proceeds of selling such Preferred Securities were invested in Deferrable Interest Subordinated Debentures issued by SJG. SJG is the guarantor of such Preferred Securities.

     In 2001, SJG made no public announcement of, or otherwise made public information about, a new product or industry segment that would require the investment of a material amount of the assets of SJG or which otherwise was material.

Raw Materials

     Transportation Contracts and Storage

     SJG has direct connections to two interstate pipeline companies, Transco and Columbia. During 2001, SJG purchased and had delivered approximately 66.0 Bcf of natural gas for distribution to both on-system and off-system customers. Of this total, 51.3 Bcf was transported on the Transco pipeline system and 14.7 Bcf was transported on the Columbia pipeline system. SJG also secures firm transportation and other long term services from four additional pipelines upstream of the Transco and Columbia systems. They include: Columbia Gulf Transmission Company (Columbia Gulf), Sempra Energy Trading Corp. (Sempra), Texas Gas Transmission Corporation (Texas Gas) and Equitrans. Services provided by these upstream pipelines are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above mentioned pipelines are subject to changes as directed by FERC Order No. 636.

                                     SJG-4

     Transco:

     Transco is SJG's largest supplier of long-term gas transmission services. These services include four year-round and one seasonal firm transportation (FT) service arrangements. When combined, these services enable SJG to purchase from third parties and have delivered to its city gate stations by Transco a total of 164,089 Thousand Cubic Feet of gas per day (Mcf/d). The terms of the year-round agreements extend for various periods from 2002 to 2010 while the term of the seasonal agreement extends to 2011.

     SJG also has seven long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 10.1 Bcf. Through these services, SJG can inject gas into market area storage during periods of low demand and withdraw gas at a rate of up to 86,973 Mcf per day during periods of high demand. The terms of the storage service agreements extend for various periods from 2002 to 2008.

     Sempra:

     SJG has separate gas sales and capacity management agreements with Sempra which provide SJG with up to 9,662 Mcf per day of gas during the period November 16 through March 31 of each year.

     Columbia:

     SJG has three firm transportation agreements with Columbia which, when combined, provide for 43,500 Mcf/d of firm deliverability.

     SJG also subscribes to a firm storage service from Columbia, to March 31, 2009, which provides a maximum withdrawal quantity of 51,102 Mcf/d during the winter season with an associated 3,355,557 Mcf of storage capacity.

     Equitrans:

     SJG has entered into a one year arrangement under which it will receive up to 5,314 Mcf per day from a total storage quantity of 504,831 Mcf. The gas is delivered to SJG under a firm transportation agreement with Transco.

     Gas Supplies

     SJG has several long term gas supply agreements with various producers and marketers that expire between 2002 and 2006. Under these agreements, SJG can purchase up to 17,350,098 Mcf of natural gas per year. When advantageous, SJG can purchase spot supplies of natural gas in place of or in addition to those volumes reserved under long-term agreements.

     The following chart shows by percentage the actual sources of purchased gas supply for each of the last three years:

                                 2001            2000            1999
                                --------------------------------------

Long-Term Contract               29.8%           65.3%           76.8%
Spot                             70.2%           34.7%           23.2%
                                --------------------------------------
      Total                     100.0%          100.0%          100.0%


     Supplemental Gas Supplies

     SJG entered into a Liquefied Natural Gas (LNG) purchase agreement with a third party provider which extends through October 31, 2003. For the 2001-2002

                                     SJG-5

contract year, SJG's annual contract quantity under the agreement is 186,047 Mcf. LNG purchases are transported to SJG's McKee City, New Jersey LNG storage facility by truck.

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

     Peak-Day Supply

     SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees F. Gas demand on such a design day was estimated for the 2001-2002 winter season to be 470,385 Mcf versus a design day supply of 503,909 Mcf. On February 22, 2001, SJG experienced its highest peak-day demand for the year of 325,739 Mcf with an average temperature of 24.66 degrees F.

     Gas Prices

     SJG's average commodity cost of gas purchased in 2001, 2000 and 1999 was $4.95 per Mcf, $4.32 per Mcf and $2.30 per Mcf, respectively.

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

Working Capital Practices

     As stated under Seasonal Aspects, SJG buys and stores natural gas during the summer and fall months. These purchases are financed by short-term loans which are significantly reduced during the winter months when gas revenues are higher. Reference is also made to "Liquidity and Capital Resources" included in
Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.

Customers

     No material part of SJG's business is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on any such business. See Item 1, "Service Territory."

Backlog

     Backlog is not material to an understanding of SJG's business.

                                     SJG-6

Government Contracts

     No material portion of SJG's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government.

Competition

     SJG's franchises are non-exclusive, however, currently no other utility is providing service within its territory. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. The market for natural gas commodity sales is subject to competition as a result of deregulation. Through its tariff, SJG has promoted competition while maintaining its margins. Substantially all of SJG's profits are from the transportation rather than the sale of the commodity. SJG has maintained its focus on being a low-cost provider of natural gas and energy services. SJG also competes with other marketers/brokers in the selling of wholesale natural gas services.

Research

     During the last three fiscal years, SJG did not engage in research activities to any material extent.

Environmental Matters

     Information on environmental matters is incorporated by reference to Note 12 to SJG's consolidated financial statements for the year ended December 31, 2000. See Item 8.

Employees

     SJG had a total of 609 employees as of December 31, 2001. Information on labor relations matters is incorporated by reference to "Other Events" included in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.

Financial Information About Foreign and Domestic Operations and Export Sales

     SJG has no foreign operations and export sales are not a part of its business.


                               Item 2. Properties

     The principal property of SJG consists of its gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG's distribution systems for delivery to customers. As of December 31, 2001, there were approximately 92 miles of mains in the transmission systems and 5,200 miles of mains in the distribution systems.

     SJG owns office and service buildings, including its corporate headquarters, at seven locations in the territory and a liquefied natural gas storage and vaporization facility.

     As of December 31, 2001, the SJG utility plant had a gross book value of $805.4 million and a net book value, after accumulated depreciation, of $584.0 million. In 2001, $47.8 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $7.8 million. Construction and remediation expenditures for 2002 are currently expected to approximate $60.1 million.

     Virtually all of SJG's transmission pipeline, distribution mains and service connections are in streets or highways or on the property of others. The

                                     SJG-7

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

     Cash dividends are usually declared on SJG's common stock on a quarterly basis. SJG is restricted under its First Mortgage Indenture, as supplemented, as to the amount of cash dividends or other distributions that may be paid on its common stock. Retained earnings free of such restriction approximate $67.4 million at December 31, 2000.

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



                                     SJG-9


                         Item 6. Selected Financial Data

     The following financial data has been obtained from SJG's audited financial statements:


                      (In Thousands Except for Share Data)



                                                                             Year Ended December 31,
                                             -------------------------------------------------------------------------------

                                                  2001            2000           1999            1998            1997
                                             -------------------------------------------------------------------------------

Operating Revenues                                  $475,917       $446,303        $349,518        $297,897        $326,704
                                             ===============================================================================

Operating Income                                     $60,408        $62,789         $59,455         $49,296         $51,586
                                             ===============================================================================

Income before Preferred Securities Dividend
 Requirement and Discontinued Operations              24,589         24,929          23,451          17,972          22,031

Preferred Dividend Requirements:
  Preferred Stock                                       (139)          (151)           (162)           (166)           (170)
  Preferred Securities                                (2,923)        (2,923)         (2,922)         (2,922)         (1,932)
                                             -------------------------------------------------------------------------------

Income from Continuing Operations                     21,527         21,855          20,367          14,884          19,929

(Loss) Income from Discontinued Operations              (207)           (76)             15             (62)            (31)
                                             -------------------------------------------------------------------------------

Net Income Applicable to Common Stock                $21,320        $21,779         $20,382         $14,822         $19,898
                                             ===============================================================================

Average Shares of Common Stock Outstanding         2,339,139      2,339,139       2,339,139       2,339,139       2,339,139

Earnings per Common Share:
  Continuing Operations                                $9.20          $9.34           $8.70           $6.37           $8.52
  Discontinued Operations - Net                        (0.09)         (0.03)           0.01           (0.03)          (0.01)
                                             -------------------------------------------------------------------------------

Earnings per Common Share                              $9.11          $9.31           $8.71           $6.34           $8.51

Ratio of Earnings to Fixed Charges (1)                  2.6x           2.6x            2.5x            2.2x            2.6x


                                                                               As of December 31,
                                             -------------------------------------------------------------------------------

                                                  2001            2000           1999            1998            1997
                                             -------------------------------------------------------------------------------

Property, Plant and Equipment, Net                  $583,983       $557,269        $530,874        $502,243        $454,239
                                             ===============================================================================

Total Assets                                        $857,806       $842,083        $750,239        $720,136        $649,113
                                             ===============================================================================

Capitalization:
  Common Equity (2)                                 $205,982       $197,101        $182,122        $162,940        $164,785
  Preferred Stock and Securities (3)                  36,690         36,804          37,044          37,134          37,224
  Long-Term Debt                                     230,247        204,981         183,561         194,710         175,860
                                             -------------------------------------------------------------------------------

      Total                                         $472,919       $438,886        $402,727        $394,784        $377,869
                                             ===============================================================================


(1) The ratio of earnings to fixed charges represents, on a pre-tax basis, the number of times earnings cover fixed charges. Earnings consist of net income, to which has been added fixed charges and taxes based on income of the company before discontinued operations. Fixed charges consist of interest charges and preferred securities dividend requirements and an interest factor in rentals.

(2) Included are cash contributions to capital as follows: 2001 - $7.0 million; 2000 - $8.0 million; 1999 - $15.0 million; 1997 - $25.6 million.

(3) Includes sale in 1997 of $35.0 million Company Guaranteed Mandatorily Redeemable Preferred Securities of Subsidiary Trust.



                                     SJG-10


Comparative statistical data related to revenues and gas throughput is as follows:



                                                       2001            2000            1999            1998            1997
                                                 --------------  --------------  --------------  -------------- ---------------
Operating Revenues (Thousands):
 Firm
   Residential                                     $   201,531     $   172,418    $    152,946    $    147,274    $    176,717
   Commercial                                           76,416          49,669          35,064          36,328          60,418
   Industrial                                            4,250           5,265           4,879           4,175           5,535
   Cogeneration & Electric Generation                    7,405          11,016           8,496           8,119           5,249
   Firm Transportation                                  29,565          38,213          33,125          24,893          15,966
                                                 --------------  --------------  --------------  -------------- ---------------

      Total Firm                                       319,167         276,581         234,510         220,789         263,885

 Interruptible                                           1,485           1,695           1,645           2,506           6,085
 Interruptible Transportation                            1,268           1,531           1,724           2,598           3,507
 Off-System                                            145,530         160,208         104,142          62,578          39,403
 Capacity Release & Storage                              5,596           4,411           4,193           6,031           8,533
 Other                                                   2,871           1,877           3,304           3,395           5,291
                                                 --------------  --------------  --------------  -------------- ---------------

      Total Operating Revenues                     $   475,917     $   446,303    $    349,518    $    297,897    $    326,704
                                                 ==============  ==============  ==============  ============== ===============

Throughput (MMcf):
 Firm
   Residential                                          17,390          19,124          17,741          16,979          19,955
   Commercial                                            7,544           6,191           4,634           4,826           8,067
   Industrial                                              248             282             246             348             733
   Cogeneration & Electric Generation                    1,519           2,046           2,316           2,373           1,230
   Firm Transportation                                  22,085          26,114          25,143          22,336          20,196
                                                 --------------  --------------  --------------  -------------- ---------------

      Total Firm Throughput                             48,786          53,757          50,080          46,862          50,181
                                                 --------------  --------------  --------------  -------------- ---------------

 Interruptible                                             207             207             383             694           1,345
 Interruptible Transportation                            2,638           3,022           3,628           6,049           7,586
 Off-System                                             30,117          38,097          42,480          26,916          14,462
 Capacity Release & Storage                             27,187          37,445          29,247          27,319          36,382
                                                 --------------  --------------  --------------  -------------- ---------------

      Total Throughput                                 108,935         132,528         125,818         107,840         109,956
                                                 ==============  ==============  ==============  ============== ===============

Number of Customers at Year End:
   Residential                                         268,046         261,621         254,601         248,210         242,132
   Commercial                                           19,542          19,319          18,894          18,457          18,037
   Industrial                                              420             410             404             398             398
                                                 --------------  --------------  --------------  -------------- ---------------

      Total Customers                                  288,008         281,350         273,899         267,065         260,567
                                                 ==============  ==============  ==============  ============== ===============

Maximum Daily Sendout (MMcf)                               326             375             324             314             355
                                                 ==============  ==============  ==============  ============== ===============

Annual Degree Days                                       4,495           4,942           4,468           4,110           4,829
                                                 ==============  ==============  ==============  ============== ===============

Normal Degree Days *                                     4,625           4,639           4,664           4,708           4,728
                                                 ==============  ==============  ==============  ============== ===============


* Average degree days recorded in SJG service territory during 20-year period ended June 30 of prior year.



                                     SJG-11


           Item 7. Management's Discussion and Analysis of Results of
                       Operations and Financial Condition


Overview

     South Jersey Gas Company (SJG) is a wholly-owned subsidiary of South Jersey Industries (SJI). SJG is a regulated natural gas utility, distributing natural gas in the seven southernmost counties of New Jersey to 288,008 customers at December 31, 2001 compared with 281,350 customers at December 31, 2000. SJG also:

     - makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system;

     - transports natural gas purchased directly from producers or suppliers for its own sales and for some of its customers; and

     - services appliances via the sale of appliance warranty programs as well as on a time and materials basis.

     As described in the footnotes to our consolidated financial statements, management must make estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results could differ from those estimates.

     Two types of transactions presented in our consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory assets and environmental remediation costs.

     The New Jersey Board of Public Utilities (BPU) has reviewed and approved most of the items shown as regulatory assets through specific orders. Other items represent costs which were not yet BPU-approved for recovery, but are the subject of current or future filings. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in current rate orders received by SJG. However, ultimate recovery is subject to BPU approval.

     An outside consulting firm assists us in estimating future costs for environmental remediation activities. We estimate future costs based on projected investigation and work plans using existing technologies. Developing a single reliable estimation point is not feasible because of the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Therefore, we estimate a range of future costs. In preparing financial statements, SJG records liabilities for future costs using the lower end of the range. We update estimates each year to take into account past efforts, changes in work plans and remediation technologies.

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

                                     SJG-12


     A number of factors could cause our actual results to differ materially from those anticipated including, but not limited to, the following: general economic conditions on an international, national, state and local level; weather conditions in our marketing areas; changes in commodity costs; regulatory and court decisions; competition in our utility and non-utility activities; the availability and cost of capital; our ability to maintain existing joint ventures to take advantage of marketing opportunities; costs and effects of legal proceedings and environmental liabilities; the failure of customers or suppliers to fulfill their contractual obligations; and changes in business strategies.

Competition

     SJG's franchises are non-exclusive. Currently, no other utility provides retail gas distribution services within our territory. We do not expect any other utilities to do so in the foreseeable future because of the extensive investment required for utility plant and related costs. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. The market for natural gas sales is subject to competition due to deregulation. We enhanced SJG's competitive position while maintaining margins by using an unbundled tariff. This tariff allows full cost-of-service recovery, except for the variable cost of the gas commodity, when transporting gas for our customers. Under this tariff, SJG profits from transporting, rather than selling, the commodity. SJG's residential, commercial and industrial customers can choose their supplier while we recover the cost of service through transportation service (see Customer Choice Legislation). SJG serves as the supplier of last resort for all customers transporting gas on its system.

Customer Choice Legislation

     Effective January 10, 2000, all residential natural gas customers in New Jersey can choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of 1999. Commercial and industrial customers have had the ability to choose gas suppliers since 1987. As of December 31, 2001, 39,998 SJG residential customers chose a natural gas supplier other than the utility, an increase from 35,657 at December 31, 2000. The number of customers buying natural gas from third party marketers fell to 31,395 in May 2001 as marketers were unable to offer natural gas at prices competitive with those available under regulated utility tariffs. During Spring 2001, the market price of natural gas became comparable to SJG's prices and decreased further as the year progressed. Consequently, third party marketers increased customer acquisition efforts and their number of customers rebounded. The bills of customers choosing to purchase natural gas from providers other than the utility are reduced for cost of gas charges and applicable taxes. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs and taxes. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition.

Temperature Adjustment Clause

     SJG's BPU-approved Temperature Adjustment Clause (TAC) increased net earnings by $2.0 million in 2001. In 2000, the TAC reduced net income by $0.9 million and in 1999, the TAC increased net earnings by $2.0 million. While we record the revenue and income impact of TAC adjustments as incurred, cash inflows or outflows directly attributable to TAC adjustments generally occur the next TAC year beginning October 1.

Operating Revenues - Utility

     Revenues increased $29.6 million in 2001 compared with the prior year. The increase was primarily due to higher rates resulting from an increase in the Levelized Gas Adjustment Clause (LGAC) that reflected higher gas costs, the return of residential customers to firm gas sales from transportation and 6,658 additional customers. Early in the year, a large number of residential customers who purchased natural gas from other providers resumed purchasing natural gas from SJG as marketers were unable to offer competitive prices. These increases offset a decrease in off-system revenues. The off-system revenue decline was due to lower average prices for natural gas sold during the year. Significantly lower gas prices experienced during the third and fourth quarters essentially offset the higher natural gas prices experienced during the first six months. The volume of gas sold off-system was also lower in 2001 than in 2000.

                                     SJG-13


     In 2000, revenues increased $96.8 million versus 1999. This was due primarily to higher off-system sales, 7,451 additional customers and higher LGAC rates to recover increased gas costs at SJG. These factors more than offset revenue reductions due to the continued migration of firm gas sales to firm transportation. Note, however, that SJG's tariffs are structured so we derive profits from transporting gas, not selling the commodity. Consequently, the switch to firm transportation reduced revenues but did not impact profitability.

     As a result of SJG's TAC, revenues from utility ratepayers are closely tied to 20-year normal temperatures calculated under the TAC and not actual weather conditions. However, as a general rule, revenues continue to be positively impacted by colder weather and negatively impacted by warmer weather. Weather in 2001 was 9.0% warmer than in 2000. Weather was also 5.3% warmer for the year than the 20-year TAC average. Revenues in 2001 were negatively impacted by the weather. Weather in 2000 was 10.6% colder than the prior year. Weather was also 4.1% colder in 2000 than the approved 20-year TAC average.

     Total gas throughput decreased 17.8% to 108,935 million cubic feet (MMcf) in 2001. Throughput in 2000 rose 5.3% to 132,528 MMcf compared with 1999. Results in 2001 were due to decreased capacity release, off-system sales, transportation and residential activity. Off-system and capacity release throughput declined primarily because we canceled a high volume, low margin supply and storage contract effective April 2001. The throughput rise in 2000 was primarily due to colder weather.

Gas Purchased for Resale

     Gas purchased for resale increased $33.1 million in 2001 compared with 2000. Higher gas costs for both local distribution and off-system sales were responsible for the increase, which were partially offset by lower volumes sold. SJG's gas cost during 2001 averaged $4.78 per decatherm (dt) compared with $4.18/dt in 2000 and $2.38/dt in 1999. SJG was able to pass a portion of higher gas costs on to local distribution customers through BPU-approved increases in our LGAC rates. Unlike gas costs associated with off-system sales, changes in the unit cost of gas sold to utility ratepayers do not directly affect cost of gas sold - utility. Fluctuations in gas costs to ratepayers not reflected in current rates are deferred and addressed in future periods under a BPU-approved LGAC. Under the LGAC, fluctuations in gas costs not covered currently are reflected in future customer rates. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its customers. We do not anticipate any difficulty renewing or replacing expiring contracts under substantially similar terms and conditions.

Utility Operations

     A summary of net changes in operations (in thousands):

                                       2001 vs. 2000    2000 vs. 1999
                                       -------------    -------------

Other Production Expense                     $    (9)         $    (2)
Transmission                                      30              (59)
Distribution                                     283             (818)
Customer Accounts and Services                   492            1,084
Sales                                             18              (67)
Administration and General                    (2,121)            (285)
Other                                            195               22
                                        ------------------------------

     Total Operations                        $(1,112)         $  (125)
                                        ==============================


                                     SJG-14


     Distribution expenses decreased significantly in 2000 as we avoided costs related to our unionized workforce in late 2000. The decrease resulted from a work stoppage that ran from November 8, 2000 to January 17, 2001. We recognized expenses related to performing critical operational functions during the work stoppage under Administration and General. Offsetting these expenses in the Administration and General account in 2000 was a reallocation of costs among other expense categories. The reallocation was BPU-mandated through New Jersey's energy deregulation process. Approximately two-thirds of the Administration and General account's decline in 2001 was work stoppage related. The remainder was due to a reallocation of benefits to individual cost centers. Customer Accounts and Services expenses rose in 2001 due to the absence of almost two months of payroll expenses in 2000 as a result of the work stoppage. Also contributing to the rise were higher meter reading costs resulting from customer additions and fewer estimated meter reads. The change in 2000 related to increased bad debt reserves anticipating account collection difficulties in 2001 as a direct result of rising gas costs.

Other Operating Expenses

     A summary of principal changes in other consolidated operating expenses (in thousands):

                             2001 vs. 2000        2000 vs. 1999
                             -------------        -------------

Maintenance                          $26               $1,740
Depreciation                      $1,064               $1,178
Energy and Other Taxes           $(1,062)                $466


     Maintenance expense increased in 2000 primarily due to higher levels of Remediation Adjustment Clause (RAC) amortization. RAC-related expenses do not affect earnings as an offsetting amount is recognized in revenues. Depreciation was higher due to SJG's increased investment in property, plant and equipment. Changes in Energy and Other Taxes relate primarily to changes in volumes of gas sold and transported by SJG.

Interest Charges

     Interest charges were lower in 2001 compared with the prior year due primarily to reductions in short-term rates on line of credit borrowings experienced during 2001. Lower interest rates and recoveries of carrying costs associated with the unrecovered RAC and purchased gas costs more than offset interest on higher levels of short- and long-term debt outstanding. We incurred the debt primarily to support expanding and upgrading SJG's gas transmission and distribution system as well as higher levels of unrecovered gas costs and receivables resulting from increased gas prices. Interest expense was higher in 2000 than in 1999 due primarily to higher levels of debt outstanding and interest rates.

Discontinued Operations

     Loss from discontinued operations increased in 2001 primarily due to costs associated with discontinuing SJG's appliance merchandising activities. Results for discontinued operations for 2000 and 1999 reflect the operating performance of that business.

Net Income Applicable to Common Stock

     Net income for 2001 was $21.3 million as compared with $21.8 million and $20.4 million in 2000 and 1999, respectively. Reasons for the increases in net income in 2001 and 2000 are discussed in detail above.

                                     SJG-15


Regulatory Matters

     Rate Actions

     In response to a dramatic rise in gas prices during 2000 and early 2001, the BPU granted SJG a series of increases in its LGAC between November 2000 and July 2001. The total bill for a typical residential heating customer rose 19% in November 2000 and an additional 2% per month between December 2000 and July 2001 as a result of the LGAC increases. Despite the rate increases, SJG's underrecovered gas costs totaled $48.5 million by March 2001.

     On March 30, 2001, the BPU issued an order establishing a new Gas Cost Underrecovery Adjustment Clause (GCUA) to recover the balance as of October 31, 2001 of underrecovered gas costs over three years commencing December 1, 2001. The GCUA is an additional component of the LGAC. The GCUA balance as of October 31, 2001 totaled $48.9 million. In addition, the BPU permitted SJG to recover interest carrying costs on the underrecovered balance. Interest costs were recovered at a rate of 5.5% between April 1, 2001 and November 30, 2001. The recoverable interest rate on the GCUA balance rose to 5.75% effective December 1, 2001.

     In the second half of 2001, gas costs softened sufficiently for SJG in November to file for a 5.6% LGAC decrease. The filing was approved and implemented effective December 1, 2001. The LGAC decrease offset the 5.2% GCUA rate increase that also became effective on December 1, 2001.

     SJG has operated under its current TAC since October 1998. Under this Temperature Adjustment Clause, revenues from utility ratepayers are closely, but not exactly, tied to a 20-year average temperature calculation. Warmer-than-normal weather results in the utility recognizing revenues for which cash won't be received from ratepayers until the following TAC year. Colder-than-normal weather requires SJG to defer revenues in excess of the 20-year norm with ratepayers receiving credits to their bills for the overage in the following TAC year. Each TAC year runs from October 1 through May 31. Because of warmer-than-normal weather experienced during the 2000-2001 TAC year, SJG filed in November 2001 to recover $2.7 million under the TAC. The BPU has not yet acted on that filing.

     Environmental Remediation

     We incurred and recorded costs for environmental clean up of sites where SJG or its predecessors operated manufactured gas plants (MGP). SJG stopped manufacturing gas in the 1950s. We successfully entered into settlements with all of SJG's historic comprehensive general liability carriers regarding environmental remediation expenditures at former MGP sites. As part of these settlements, SJG purchased an insurance policy that caps its remediation expenditures at 11 of these sites. The insurance policy is in force for 25 years at 10 sites and 30 years at one site.

     We believe that all costs incurred net of insurance recoveries relating to SJG's MGP sites will be recovered through rates under SJG's RAC. The RAC currently permits SJG to recover incurred costs in equal installments over 7-year periods with carrying costs. As of December 31, 2001, SJG has $12.8 million of remediation costs not yet reflected in rates.

     Other matters are incorporated by reference to Note 13 to the consolidated financial statements included as part of this report.

Litigation

     SJG is subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities when these claims become apparent. SJG also maintains insurance and records probable insurance recoveries relating to outstanding claims. In our opinion these claims will not materially adversely affect SJG.

                                     SJG-16

Liquidity and Capital Resources

     Liquidity needs at SJG are driven by factors that include natural gas commodity prices; lags in fully collecting gas costs from customers under the LGAC clause; the timing of construction and remediation expenditures and related permanent financings; mandated tax payment dates; and requirements to repay long-term debt.

     We first seek to meet liquidity needs with cash from operations. Net cash provided by operating activities totaled $15.1 million, $37.4 million and $40.5 million in 2001, 2000 and 1999, respectively. The majority of the 2001 change resulted from significantly higher-cost gas placed into inventory during the year. We utilize short-term borrowings under lines of credit from commercial banks to supplement cash from operations where necessary.

     Lines of credit available to SJG totaled $175.0 million at December 31, 2001, of which $135.5 million was utilized. All but $10 million of these lines are made available through five commercial banks on an uncommitted basis. The banks and SJI review and renew the lines annually. The $10 million line is extended on a committed basis, maturing May 2003, by a sixth commercial bank. SJG has long-standing relationships with all of these banks and we believe, based upon ongoing dialogue, that there will continue to be sufficient credit available to meet our business' future liquidity needs.

     SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has utilized long-term debt, primarily in the form of First Mortgage Bonds, to finance its long-term needs. These needs are primarily capital expenditures for property, plant and equipment. Since 1998, SJG has financed these needs via a Medium Term Note (MTN) program, secured in similar fashion to the First Mortgage Bonds. In July 2001, SJG issued the final $35 million of notes available under that program in three transactions:
$10 million at 6.74% maturing 2011; $15 million at 6.57% maturing 2011; and $10 million at 6.50% maturing 2016. We used note proceeds to retire short-term debt. We anticipate establishing a new MTN program during 2002. Current maturities on long-term debt over the next five years are as follows: $9.7 million in 2002; $12.9 million per year in 2003 through 2005; and $11.2 million in 2006.

     SJI contributed $7.0 million, $8.0 million and $15 million of capital to SJG during 2001, 2000 and 1999, respectively. Contributions of capital are credited to Other Paid-in Capital and Premium on Common Stock.

Capital Expenditures, Commitments and Contingencies

     Capital Expenditures

     SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for 2001 amounted to $59.3 million. We estimate the net costs for 2002, 2003 and 2004 at approximately $60.1 million, $62.4 million and $56.3 million, respectively.

     Commitments and Contingencies

     SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of December 31, 2001 average $51.2 million annually and total $335.7 million over the contracts' lives. Approximately 70% of the financial commitment under these contracts expires during the next five years. SJG recovers all prudently incurred fees through rates via the LGAC.

     From time to time, SJG enters into operating leases to finance the use of a variety of assets, including vehicles, telecommunications equipment and copiers. SJG's operating lease obligations for the next five years are: $526,000 in 2002; $470,000 in 2003; $347,000 in 2004; $189,000 in 2005; and $38,000 in 2006.

                                     SJG-17


Ratio of Earnings to Fixed Charges

     The company's ratio of earnings to fixed charges for each of the periods indicated is as follows:

                             Years Ended December 31,
             1997        1998        1999        2000        2001
             ----------------------------------------------------
             2.6x        2.2x        2.5x        2.6x        2.6x


     The ratio of earnings to fixed charges represents, on a pre-tax basis, the number of times earnings cover fixed charges. Earnings consist of net income, to which has been added fixed charges and taxes based on our income, excluding the cumulative effect of an accounting change. Fixed charges consist of interest charges and preferred securities dividend requirements of our subsidiary trust and an interest factor in rentals.

Market Risks

     Commodity Market Risks

     SJG is subject to market risk due to fluctuations in natural gas prices. To limit exposure to fluctuations, SJG has at times entered into forward contracts. SJG recovers natural gas costs from ratepayers through the LGAC.

     Interest Rate Risk

     Our exposure to interest rate risk relates primarily to short-term, variable rate borrowings. A hypothetical 100 basis point increase in interest rates on $135.5 million of variable rate debt outstanding at December 31, 2001 would result in an $799,000 increase in our interest expense net of tax. Our long-term debt is primarily issued at fixed rates and, consequently, interest expense is not significantly impacted by changes in market interest rates. Our debt was issued with provisions that do not permit us to pre-pay a material amount of such debt during the next 12 months to take advantage of changes in interest rates. SJG does not currently use any derivatives to hedge interest rates.

                                     SJG-18



               Item 8. Financial Statements and Supplementary Data


                          INDEPENDENT AUDITORS' REPORT



   To the Shareholder and Board of Directors of South Jersey Gas Company:


   We have audited the consolidated balance sheets of South Jersey Gas Company and subsidiary as of December 31, 2001 and 2000, and the related statements of consolidated income and retained earnings and consolidated cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of South Jersey Gas Company and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

   DELOITTE & TOUCHE LLP
   Philadelphia, Pennsylvania

   February 13, 2002


                                     SJG-19



                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------------------
                                 (In Thousands)

                                                                                                        December 31,
                                                                                           ---------------------------------------
                                                                                                   2001                 2000
----------------------------------------------------------------------------------------------------------------------------------
ASSETS

Property, Plant and Equipment:  (Notes 1, 3 & 7)

   Utility Plant, at original cost                                                           $       805,440      $       765,561
     Accumulated Depreciation                                                                       (221,457)            (208,292)
                                                                                           ------------------   ------------------

          Property, Plant and Equipment - Net                                                        583,983              557,269
                                                                                           ------------------   ------------------

Available-for-Sale Securities                                                                          3,093                2,494
                                                                                           ------------------   ------------------

Current Assets:
   Cash and Cash Equivalents (Notes 1 & 9)                                                             3,276                4,715
   Accounts Receivable (Notes 2 & 3)                                                                  39,243               68,080
   Unbilled Revenues (Note 1)                                                                         32,398               43,803
   Provision for Uncollectibles                                                                       (1,916)              (1,754)
   Natural Gas in Storage, average cost                                                               59,778               31,769
   Materials and Supplies, average cost                                                                3,818                4,037
   Prepaid Taxes (Note 1)                                                                              4,650                3,960
   Prepayments and Other Current Assets                                                                2,799                2,640
                                                                                           ------------------   ------------------

          Total Current Assets                                                                       144,046              157,250
                                                                                           ------------------   ------------------

Regulatory and Other Non-Current Assets:  (Note 1)
   Environmental Remediation Costs: (Notes 2 & 14)
     Expended - Net                                                                                   12,831               18,474
     Liability for Future Expenditures                                                                48,790               51,029
   Gross Receipts and Franchise Taxes (Note 6)                                                         2,254                2,698
   Income Taxes - Flowthrough Depreciation (Note 6)                                                    9,575               10,553
   Deferred Fuel Cost - Net (Notes 1 & 2)                                                             36,798               28,810
   Deferred Postretirement Benefit Costs (Note 11)                                                     4,158                4,536
   Unamortized Debt Discount and Expense                                                               5,957                5,207
   Other                                                                                               6,321                3,763
                                                                                           ------------------   ------------------

          Total Regulatory  and Other Non-Current Assets                                             126,684              125,070
                                                                                           ------------------   ------------------

               Total Assets                                                                  $       857,806      $       842,083
                                                                                           ==================   ==================



The accompanying footnotes are an integral part of the financial statements.


                                     SJG-20



                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------------------
                                 (In Thousands)
                                                                                                        December 31,
                                                                                           ---------------------------------------
                                                                                                   2001                 2000
----------------------------------------------------------------------------------------------------------------------------------
Capitalization and Liabilities

Common Equity:  (Note 10)
   Common Stock, Par Value $2.50 per share:
      Authorized - 4,000,000 shares
      Outstanding - 2,339,139 shares                                                         $         5,848      $         5,848

   Other Paid-In Capital and Premium on Common Stock                                                 132,817              125,817
   Accumulated Other Comprehensive Loss (Note 12)                                                     (1,939)                   -
   Retained Earnings                                                                                  69,256               65,436
                                                                                           ------------------   ------------------

          Total Common Equity                                                                        205,982              197,101
                                                                                           ------------------   ------------------

Preferred Stock and Securities: (Note 4)
   Redeemable Cumulative Preferred - Par Value $100 per share,
   Authorized 41,966 and 43,104 shares, respectively
   Outstanding:
      Series A, 4.7% - 0 and 300 shares                                                                    -                   30
      Series B, 8% - 16,904 and 17,742 shares                                                          1,690                1,774
   Company-Guaranteed Mandatorily Redeemable
    Preferred Securities of Subsidiary Trust
    Par Value $25 per share, 1,400,000 shares
    Authorized and Outstanding                                                                        35,000               35,000
                                                                                           ------------------   ------------------

          Total Preferred Stock and Securities                                                        36,690               36,804
                                                                                           ------------------   ------------------

Long-Term Debt (Notes 7 & 8)                                                                         230,247              204,981
                                                                                           ------------------   ------------------

          Total Capitalization                                                                       472,919              438,886
                                                                                           ------------------   ------------------

Current Liabilities:
   Notes Payable (Note 9)                                                                            135,500              113,900
   Current Maturities of Long-Term Debt (Note 7)                                                       9,733               11,876
   Accounts Payable                                                                                   32,391               75,103
   Deferred Income Taxes - Net (Note 5)                                                               25,503               24,347
   Customer Deposits                                                                                   5,976                5,366
   Environmental Remediation Costs (Note 14)                                                          11,052               15,872
   Taxes Accrued (Note 2)                                                                              2,904                  442
   Interest Accrued and Other Current Liabilities                                                      7,752               12,796
                                                                                           ------------------   ------------------

          Total Current Liabilities                                                                  230,811              259,702
                                                                                           ------------------   ------------------

Deferred Credits and Other Non-Current Liabilities:
   Deferred Income Taxes - Net (Note 5)                                                               86,172               83,600
   Environmental Remediation Costs (Note 14)                                                          37,738               35,157
   Pension and Other Postretirement Benefits (Note 11)                                                17,736               12,314
   Investment Tax Credits (Note 6)                                                                     4,166                4,513
   Other                                                                                               8,264                7,911
                                                                                           ------------------   ------------------

            Total Deferred Credits and Other Non-Current Liabilities                                 154,076              143,495
                                                                                           ------------------   ------------------

Commitments and Contingencies (Note 14)

               Total Capitalization and Liabilities                                          $       857,806      $       842,083
                                                                                           ==================   ==================



The accompanying footnotes are an integral part of the financial statements.


                                     SJG-21



                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

             STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS
----------------------------------------------------------------------------------------------------------------------------------
                    (In Thousands Except for Per Share Data)

                                                                                          Year Ended December 31,
                                                                      ------------------------------------------------------------
                                                                              2001                 2000                 1999
----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues:
   Utility (Notes 1, 2 & 3)                                             $       475,461      $       445,818      $       348,074
   Other                                                                            456                  485                1,444
                                                                      ------------------   ------------------   ------------------

      Total Operating Revenues                                                  475,917              446,303              349,518
                                                                      ------------------   ------------------   ------------------

Operating Expenses:
   Gas Purchased for Resale                                                     335,783              302,652              212,460
   Utility Operations                                                            39,914               41,221               41,368
   Other Operations                                                                 510                  315                  293
   Maintenance                                                                    7,771                7,797                6,057
   Depreciation (Note 1)                                                         21,136               20,072               18,894
   Energy and Other Taxes (Notes 1 & 5)                                          10,395               11,457               10,991
                                                                      ------------------   ------------------   ------------------

      Total Operating Expenses                                                  415,509              383,514              290,063
                                                                      ------------------   ------------------   ------------------

Operating Income                                                                 60,408               62,789               59,455

Interest Charges
   Long-Term Debt                                                                17,519               16,124               15,721
   Short-Term Debt and Other                                                      2,607                5,033                4,838
                                                                      ------------------   ------------------   ------------------

      Total Interest Charges                                                     20,126               21,157               20,559
                                                                      ------------------   ------------------   ------------------


Preferred Dividend Requirements (Note 4)                                          3,062                3,074                3,084
                                                                      ------------------   ------------------   ------------------

Income before Income Taxes                                                       37,220               38,558               35,812

Income Taxes (Notes 1, 5 & 6)                                                    15,693               16,703               15,445
                                                                      ------------------   ------------------   ------------------

Income from Continuing Operations                                                21,527               21,855               20,367

(Loss)Income from Discontinued Operations - Net (Note 13)                          (207)                 (76)                  15
                                                                      ------------------   ------------------   ------------------

Net Income Applicable to Common Stock                                            21,320               21,779               20,382

Retained Earnings at Beginning of Year                                           65,436               58,457               54,275

Dividends Declared - Common Stock                                                17,500               14,800               16,200
                                                                      ------------------   ------------------   ------------------

Retained Earnings at End of Year (Note 10)                              $        69,256      $        65,436      $        58,457
                                                                      ==================   ==================   ==================

Average Shares of Common Stock Outstanding                                        2,339                2,339                2,339

Earnings Per Common Share:
  Continuing Operations                                                 $          9.20      $          9.34      $          8.70
  Discontinued Operations - Net (Note 13)                                         (0.09)               (0.03)                0.01
                                                                      ------------------   ------------------   ------------------

Earnings Per Common Share                                               $          9.11      $          9.31      $          8.71
                                                                      ==================   ==================   ==================

Dividends Declared Per Common Share                                     $          7.48      $          6.33      $          6.93
                                                                      ==================   ==================   ==================


The accompanying footnotes are an integral part of the financial statements.


                                     SJG-22




                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------------
                                 (In Thousands)

                                                                                              Year Ended December 31,
                                                                            ------------------------------------------------------
                                                                                  2001                 2000               1999
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net Income Applicable to Common Stock                                      $      21,320      $       21,779      $      20,382

  Adjustments to Reconcile Net Income to Cash Flows
   Provided by Operating Activities:
    Depreciation and Amortization                                                   23,407              22,986             21,676
    Provision for Losses on Accounts Receivable                                      2,067               2,176                972
    Revenues and Fuel Costs Deferred - Net                                          (7,988)            (15,636)            (7,665)
    Deferred and Non-Current Income Taxes and Credits - Net                          5,154              14,030              6,773
    Environmental Remediation Costs - Net                                            5,643               7,228              1,798
    Changes in:
      Accounts Receivable                                                           38,337             (54,193)           (11,358)
      Inventories                                                                  (27,790)             (4,881)               745
      Prepayments and Other Current Assets                                            (159)               (179)              (194)
      Prepaid and Accrued Taxes - Net                                                1,772                 (83)             7,774
      Accounts Payable and Other Accrued Liabilities                               (47,146)             42,635             (3,029)
    Other - Net                                                                        464               1,535              2,650
                                                                            ---------------    ----------------   ------------------

        Net Cash Provided by Operating Activities                                   15,081              37,397             40,524
                                                                            ---------------    ----------------   ------------------

Cash Flows from Investing Activities:
  Capital Expenditures, Cost of Removal and Salvage                                (48,720)            (47,574)           (48,346)
  Purchase of Available-for-Sale Securities                                           (766)               (718)              (696)
                                                                            ---------------    ----------------   ------------------

Net Cash Used in Investing Activities                                              (49,486)            (48,292)           (49,042)
                                                                            ---------------    ----------------   ------------------

Cash Flows from Financing Activities:
  Net Borrowing from (Repayments of) Lines of Credit                                21,600              (5,000)            21,900
  Proceeds from Issuance of Long-Term Debt                                          35,000              35,000                  -
  Principal Repayments of Long-Term Debt                                           (11,877)            (10,580)           (11,149)
  Dividends on Common Stock                                                        (17,501)            (14,800)           (16,200)
  Repurchase of Preferred Stock                                                       (114)               (240)               (90)
  Additional Investment by Shareholder                                               7,000               8,000             15,000
  Payments for Issuance of Long-Term Debt and Preferred Securities                  (1,142)             (1,464)                 -
                                                                            ---------------    ----------------   ------------------

        Net Cash Provided by Financing Activities                                   32,966              10,916              9,461
                                                                            ---------------    ----------------   ------------------

Net (Decrease)Increase in Cash and Cash Equivalents                                 (1,439)                 21                943
Cash and Cash Equivalents at Beginning of Year                                       4,715               4,694              3,751
                                                                            ---------------    ----------------   ------------------

Cash and Cash Equivalents at End of Year                                     $       3,276      $        4,715      $       4,694
                                                                            ===============    ================   ==================

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
     Interest (Net of Amounts Applicable to LGAC
       Overcollections and Amounts Capitalized)                              $      26,268      $       24,210      $      25,098
     Income Taxes (Net of Refunds)                                           $       5,886      $        3,468      $       4,820



The accompanying footnotes are an integral part of the financial statements.


                                     SJG-23



                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         ------------------------------------------

                  The Entity - The consolidated financial statements include the accounts of South Jersey Gas Company (SJG) and its wholly owned statutory trust subsidiary, SJG Capital Trust. South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of SJG. SJG reclassified some previously reported amounts to conform with current year classifications.

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

                  The BPU allows SJG to recover the excess cost of gas sold over the cost included in base rates through the Levelized Gas Adjustment Clause (LGAC). We collect these costs on a forecasted basis upon BPU order. SJG defers under- or over-recoveries of gas costs and includes them in the following year's LGAC or other similar recovery mechanism. We pay interest on overcollected LGAC balances based on SJG's approved return on rate base (See Note 2).

                  SJG's tariff also includes a Temperature Adjustment Clause
         (TAC), a Remediation Adjustment Clause (RAC) and a Comprehensive Resource Analysis Clause (CRA). Our TAC reduces the impact of temperature fluctuations on SJG and its customers. The RAC recovers remediation costs of former gas manufacturing plants and the CRA recovers costs associated with our conservation plan. TAC adjustments affect revenue, income and cash flows since colder-than-normal weather can generate credits to customers, while warmer-than-normal weather during the winter season can result in additional billings. RAC adjustments do not directly affect earnings because we defer and recover these costs through rates over 7-year amortization periods (See Notes 2 & 14). CRA adjustments are not significant and do not affect earnings.

                  Property, Plant & Equipment - For regulatory purposes, utility plant is stated at original cost. The cost of adding, replacing and renewing property is charged to the appropriate plant account.

                                     SJG-24

                                                          2001            2000
                                                       ---------       ---------
Utility Plant:
Production Plant                                        $    585        $    900
Storage Plant                                             11,186           8,589
Transmission Plant                                        97,979          96,646
Distribution Plant                                       663,262         627,469
General Plant                                             27,822          27,253
Intangible Plant                                           1,856           1,930
                                                       ---------        --------
         Utility Plant in Service                        802,690         762,787

Construction Work in Progress                              1,428           1,452
Gas Stored - Base Gas                                      1,322           1,322
                                                       ---------        --------
         Total Utility Plant                            $805,440        $765,561
                                                       =========        ========


                  Depreciation and Amortization - We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.8% in 2001, 2000, and 1999 . Except for extraordinary retirements, accumulated depreciation is charged with the cost of depreciable utility property retired, and removal costs less salvage.

                  Impairment of Long-Lived Assets - We review the carrying amount of an asset for possible impairment whenever events or changes in circumstances indicate that such amount may not be recoverable. For the years ended 2001, 2000 and 1999, no such circumstances were identified.

                  Derivative Instruments and Hedge Accounting - Effective January 1, 2001, SJG adopted Financial Accounting Standards Board
         (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement establishes accounting and reporting standards for derivative instruments, including those embedded in other contracts, and for hedging activities. It requires recognizing derivatives as assets or liabilities at fair value on the balance sheet. SJG has identified financial instruments that qualify as derivatives. Management believes, based on its interpretation of guidance issued, that the derivative contracts qualify for the normal purchases and normal sales exception and, therefore, no additional disclosure is required.

                  New Accounting Pronoucements - In June 2001, the FASB issued Statement No. 141, "Business Combinations", Statement No. 142, "Goodwill and Other Intangible Assets" and Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 141 applies to all business combinations initiated after June 30, 2001. Statement No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. Statement No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Statement No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SJG expects to adopt Statement Nos. 141 and 142 in 2002 and Statement No. 143 in 2003.

                  In August 2001, the FASB also issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective in 2003. This statement prescribes that a single accounting model be used for valuing long-lived assets to be disposed of and broadens the presentation of discontinued operations.

                  We are currently evaluating the effects of these pronouncements; however, they are not expected to materially impact SJG's financial condition or results of operations.

                                     SJG-25


                  Income Taxes - Deferred income taxes are provided for all significant temporary differences between book and taxable income (See Notes 5 & 6).

                  Statements of Cash Flows - For purposes of reporting cash flows, highly liquid investments with original maturities of three months or less are considered cash equivalents.

2.       REGULATORY ACTIONS:
         ------------------

                  In January 1997, the BPU granted SJG a 9.62% rate of return on rate base, which included an 11.25% return on common equity. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation (Sharing Formula) increased. SJG keeps 100% of pre-tax margins up to the threshold level of $7.8 million and 20% of margins above that level. In 1998, the BPU revised the Sharing Formula to credit the first $750,000 above the current threshold level to the LGAC customers. Thereafter, SJG keeps 20% of the pre-tax margins as it has historically.

                  In September 1999, the BPU approved an annual recovery level of $6.5 million for remediation costs expended from August 1995 through July 1998. This represents an annual increase of approximately $4.5 million over the recovery previously included in rates. In January 2000, the BPU approved the recovery of carrying costs on unrecovered remediation costs and a proposal by SJG to keep its current RAC rate in effect through October 2002. However, due to substantial RAC insurance recoveries, in October 2001, SJG filed for a RAC rate decrease. This proposal would reduce the annual recovery level to $4.2 million, if approved.

                  Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas supplier. As of December 31, 2001, 39,998 of SJG's residential customers were purchasing their gas commodity from someone other than SJG. The bills of those using a gas supplier other than SJG are reduced for cost of gas charges and applicable taxes. SJG's net income, financial condition and margins are not affected as a result of the unbundling.

                  The BPU approved a modification to SJG's LGAC whereby underrecovered gas costs of $11.9 million as of October 31, 1999, and carrying costs thereon, are being recovered over three years beginning January 2000.

                  On November 16, 2000, the BPU approved an increase in SJG's LGAC in response to unprecedented natural gas price run-ups during 2000. The impact of the initial increase was approximately 19% to a typical residential heating customer. The BPU also approved the creation of a flexible pricing mechanism, allowing additional 2% increases each month from December 2000 through July 2001.

                  On November 15, 2001, SJG filed for a $17.6 million reduction to its LGAC and for recovery of a 3-year net deficiency in the TAC amounting to $2.7 million. The BPU approved the LGAC reduction effective December 1, 2001. Also on December 1, 2001, SJG implemented recovery of its October 31, 2001 underrecovered gas costs. We will recover $48.9 million over three years including interest accrued since April 1, 2001. We will also recover interest for the 3-year amortization period at a rate of 5.75%.

3.       RELATED PARTY TRANSACTIONS:
         ---------------------------

                  SJG sells natural gas for resale to South Jersey Energy Company (SJE) and South Jersey Resource Group (SJRG), SJI's wholly owned subsidiaries. Prior to January 1, 2001, SJI only held a 50% non-controlling interest in SJRG. These sales comply with Section
         284.402 of the Regulations of the Federal Energy Regulatory Commission
         (FERC). Sales to SJE were approximately $7,184,400, $14,620,200 and $5,172,500 for the years ended December 31, 2001, 2000 and 1999, respectively. The amount due from SJE relating to these sales was $1,004,800, $2,824,700 and $511,700 at December 31, 2001, 2000 and
         1999, respectively. Sales to SJRG were approximately $23,011,300, $30,326,600 and $11,763,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The amount due from SJRG relating to these sales was $3,353,500, $4,587,300 and $3,350,500 at December 31, 2001,
         2000 and 1999, respectively.

                                     SJG-26


4.       PREFERRED STOCK AND SECURITIES:
         ------------------------------

                  Redeemable Cumulative Preferred Stock - Annually, SJG is required to offer to purchase 1,500 shares of its Cumulative Preferred Stock, Series B, at par value, plus accrued dividends. SJG may not declare or pay dividends or make distributions on its common stock if preferred stock dividends are in arrears. Preferred shareholders may elect a majority of SJG's directors if four or more quarterly dividends are in arrears.

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

5.       INCOME TAXES:
         ------------

                  SJG is included in the consolidated Federal income tax return filed by SJI. The actual taxes, including credits, are allocated by SJI to its subsidiaries generally on a separate return basis. Total income taxes applicable to operations differs from the tax that would have resulted by applying the statutory Federal Income Tax rate to pre-tax income for the following reasons:



                                               Thousands of Dollars

                                          2001        2000        1999
                                       ----------  ----------  ----------
Tax at Statutory Rate                    $ 11,913    $ 12,053    $ 11,239
Increase (Decrease) Resulting from:
     State Income Taxes                     3,674       4,397       3,837
     Amortization of  ITC                    (347)       (335)       (390)
     Tax Depreciation Under Book
         Depreciation on Utility Plant        664         664         664
     Other - Net                              (67)        (24)         85
                                       ----------  ----------  ----------

Income Taxes:
     Continuing Operations                 15,837      16,755      15,435
     Discontinued Operations                 (144)        (52)         10
                                       ----------  ----------  ----------

Net Income Taxes                         $ 15,693    $ 16,703    $ 15,445
                                       ==========  ==========  ==========


                                     SJG-27


         The provision for Income Taxes is comprised of the following:


                                                Thousands of Dollars

                                            2001        2000        1999
                                         ----------  ----------  ----------

Current:
     Federal                               $  7,444    $  1,104    $  5,474
     State                                    3,238       1,621       3,185
                                         ----------  ----------  ----------

         Total Current                       10,682       2,725       8,659
                                         ----------  ----------  ----------

Deferred:
     Federal -
         Excess of Tax Depreciation Over
          Book Depreciation - Net             4,659       5,233       5,479
         Deferred Fuel Costs                    794      12,157       1,909
         Environmental Costs - Net           (1,852)     (2,530)     (1,087)
         Alternative Minimum Tax              1,947      (1,633)        589
         Benefit of State Tax                  (153)       (971)       (227)
         Other - Net                           (329)       (667)       (149)
     State                                      436       2,776         652
                                         ----------  ----------  ----------

         Total Deferred                       5,502      14,365       7,166

ITC                                            (347)       (335)       (390)
                                         ----------  ----------  ----------
Income Taxes:
     Continuing Operations                   15,837      16,755      15,435
     Discontinued Operations                   (144)        (52)         10
                                         ----------  ----------  ----------

Net Income Taxes                           $ 15,693    $ 16,703    $ 15,445
                                         =========   ==========  ==========


                  The net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes result in the following net deferred tax liabilities at December 31:

                                                     Thousands of Dollars

                                                       2001         2000
                                                    ---------    ---------
Current
     Deferred Fuel Costs                            $  25,054    $  24,519
     Other                                                449         (172)
                                                    ---------    ---------
Current Deferred Tax Liability - Net                   25,503       24,347
                                                    ---------    ---------
Non-Current
     Book Versus Tax Basis of Property                 85,633       81,718
     Environmental                                      3,734        6,172
     Excess Protected                                   3,225        3,290
     Deferred Regulatory Costs                          1,660        1,387
     Minimum Pension Liability                         (1,348)           -
     Deferred Sales Tax                                (2,116)      (1,925)
ITC Basis Gross Up                                     (2,249)      (2,428)
     Alternative Minimum Tax                             (956)      (3,572)
     Other                                             (1,411)      (1,042)
                                                    ---------    ---------
         Non-Current Deferred Tax Liability - Net      86,172       83,600
                                                    ---------    ---------

                                                    $ 111,675    $ 107,947
                                                    =========    =========

                               SJG-28


                  As of December 31, 2001 and 2000, income taxes due (to) from SJI were approximately $(2.2) and $1.4 million, respectively.

6.       FEDERAL AND OTHER REGULATORY TAX ASSETS AND DEFERRED CREDITS:
         ------------------------------------------------------------

                  The primary asset created by adopting FASB Statement No. 109, "Accounting for Income Taxes," was Income Taxes - Flowthrough Depreciation in the amount of $17.6 million as of January 1, 1993. This amount represented excess federal tax depreciation over book depreciation on utility plant because of temporary differences for which, prior to Statement No. 109, deferred taxes previously were not provided. SJG previously passed these tax benefits through to ratepayers. SJG is recovering the amortization of the regulatory asset through rates over 18 years which began in December 1994.

                  The Investment Tax Credit (ITC) attributable to SJG was deferred and continues to be amortized at the annual rate of 3%, which approximates the life of related assets.

                  SJG deferred $11.8 million resulting from a change in the basis for accruing the Gross Receipts & Franchise Tax in 1978, and is amortizing it on a straight-line basis to operations over 30 years beginning that same year.

7.       LONG-TERM DEBT:  (A)
         --------------
                                                   Principal Outstanding
                                                        December 31,
                                                       (In Thousands)
                                                   2001           2000
                                                 --------       --------
         First Mortgage Bonds:  (B)
               8.19%     Series due 2007         $ 13,635       $ 15,908
              10.25%     Series due 2008            9,658         11,931
                  9%     Series due 2010           19,687         21,875
               6.12%     Series due 2010           10,000         10,000
               6.74%     Series due 2011 (C)       10,000              -
               6.57%     Series due 2011 (C)       15,000              -
               6.95%     Series due 2013           35,000         35,000
                7.7%     Series due 2015           15,000         15,000
               6.50%     Series due 2016 (C)       10,000              -
               7.97%     Series due 2018           10,000         10,000
              7.125%     Series due 2018           20,000         20,000
                7.7%     Series due 2027           35,000         35,000
                7.9%     Series due 2030           10,000         10,000
         Unsecured Notes:
              Term Note, 8.47% due 2001                 -          2,143
              Debenture Notes, 8.6% due 2010       27,000         30,000
                                                 --------       --------

         Total Long-Term Debt Outstanding         239,980        216,857

         Less Current Maturities                    9,733         11,876
                                                 --------       --------

         Long-Term Debt                          $230,247       $204,981
                                                 ========       ========


         (A) Long-Term Debt Maturities and Sinking Fund Requirements for the succeeding five years are as follows: 2002, $9,733; 2003, $12,884; 2004, $12,884; 2005, $12,884; and 2006, $11,177.

                                     SJG-29


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

         (C) In July, 2001, SJG issued the remaining $35 million of debt under a Medium Term Note Program established in 1998.

8.       FINANCIAL INSTRUMENTS:
         ---------------------

                  Long-Term Debt - The fair values of SJG's long-term debt, including current maturities, as of December 31, 2001 and 2000, are estimated to be $259.0 and $219.1 million, respectively. Carrying amounts are $240.0 million and $216.9 million, respectively. We base the estimates on interest rates available to SJG at the end of each year for debt with similar terms and maturities. SJG retires debt when it is cost effective as permitted by the debt agreements.

                  Other Financial Instruments - The carrying amounts of SJG's other financial instruments approximate their fair values at December 31, 2001 and 2000.

9.       UNUSED LINES OF CREDIT AND COMPENSATING BALANCES:
         ------------------------------------------------

                  Unused lines of credit available at December 31, 2001 were $39.5 million. Borrowings under these lines of credit are at market rates. The weighted borrowing cost, which changes daily, was 3.12% and 7.35% at December 31, 2001 and 2000, respectively. We maintain demand deposits with lending banks on an informal basis and they do not constitute compensating balances.

10.      RETAINED EARNINGS:
         -----------------

                  Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on SJG's common stock. SJG's retained earnings, which are free of these restrictions, was approximately $67.4 million as of December 31, 2001.

                  SJG received equity infusions of $7 million and $8 million from SJI during 2001 and 2000, respectively. Contributions of capital are credited to Other Paid-In Capital and Premium on Common Stock. Future equity contributions will occur on an as needed basis.

11.       PENSIONS & OTHER POSTRETIREMENT BENEFITS:
          ----------------------------------------

                  SJG participates in the defined benefit retirement plans of SJI. The pension plans provide annuity payments to substantially all full-time, regular employees upon retirement. The other postretirement benefit plans provide health care and life insurance benefits to some retirees.

                  The BPU authorized SJG to recover costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." We deferred amounts accrued prior to that authorization and are amortizing them as allowed by the BPU. The unamortized balance of $4.2 million at December 31, 2001 is recoverable in rates. We are amortizing this amount over 15 years which started January 1998.

                   Net periodic benefit cost related to the pension and other postretirement benefit insurance plans, consisted of the following components:

                                     SJG-30

                                                            Thousands of Dollars
                                               Pension Benefits                Other Benefits
                                         2001       2000        1999      2001       2000       1999
                                       --------------------------------------------------------------

Service cost                            $1,998     $1,912     $2,184     $1,000    $   955    $ 1,064
Interest cost                            4,574      4,362      4,071      1,842      1,697      1,551
Expected return on
     plan assets                        (4,932)    (4,573)    (4,139)      (895)      (726)     (675)
Amortization of
     transition obligation                  87         87         87        756        756        755
Amortization of loss
     (gain) and other                      321        282        398         (5)       (77)         -
                                       --------------------------------------------------------------
Net periodic benefit cost               $2,048     $2,070     $2,601     $2,698     $2,605     $2,695
                                       ==============================================================


                  A reconciliation of the Plans' benefit obligations, fair value of plan assets, funded status and amounts recognized in SJG's consolidated balance sheets follows:


                                                                     Thousands of Dollars
                                                        Pension Benefits           Other Benefits
                                                        2001         2000         2001         2000
                                                     ------------------------------------------------
Change in Benefit Obligations:
Benefit obligation at beginning of year                $59,497      $55,191      $24,114      $22,094
     Service cost                                        1,998        1,912        1,000          955
     Interest cost                                       4,574        4,362        1,842        1,697
     Plan amendments                                       826          472            -            -
     Actuarial loss and other                            3,547          121        1,516          408
     Benefits paid                                      (2,818)      (2,561)        (724)      (1,040)
                                                     ------------------------------------------------

Benefit obligation at end of year                      $67,624      $59,497      $27,748      $24,114
                                                     ================================================

Change in Plan Assets:
Fair value of plan assets at
   beginning of year                                   $55,081      $48,904      $11,970      $ 9,472
     Actual return on plan assets                       (7,987)       6,401         (619)         652
     Employer contributions                              2,238        2,337        2,838        2,886
     Benefits paid                                      (2,818)      (2,561)        (724)     (1,040)
                                                     ------------------------------------------------

Fair value of plan assets at end of year              $ 46,514      $55,081      $13,465      $11,970
                                                     ================================================

Funded status                                         $(21,110)     $(4,416)    $(14,283)    $(12,144)
     Unrecognized prior service cost                     3,069        2,547            -            -
     Unrecognized net transition obligation                174          261        8,312        9,068
     Unrecognized net loss (gain) and other             15,016       (1,433)         (77)      (3,112)
                                                     ------------------------------------------------
Accrued net benefit cost at end of year                $(2,851)     $(3,041)    $ (6,048)    $ (6,188)
                                                     ================================================


                  The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets as of December 31, 2001 were $33.2 million, $27.5 million and $24.0 million, respectively. As of December 31, 2000, the accumulated benefit obligations did not exceed plan assets.

                                     SJG-31


                  Assumptions used in the accounting for these plans were:


                                    Pension Benefits          Other Benefits
                                   2001         2000         2001         2000
                                   -------------------------------------------

Discount rate                      7.25%        7.75%        7.25%        7.75%
Expected return on plan assets     9.00%        9.00%        7.50%        7.50%
Rate of compensation increase      4.10%        4.60%           -            -



                  The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation as of December 31, 2001 are: Medical and Drug - 5.5% in 2001 for participants age 65 or older, remaining level thereafter; and 6.5% in 2001 for participants under age 65, grading to 5.5% in 2005. Dental - 6.5% in 2001, grading to 5.5% in 2005.

                  A 1% change in the assumed health care cost trend rates for SJG's postretirement health care plans in 2001 would have the following effects (in thousands):

                                                   1% Increase     1% Decrease
                                                   -----------     -----------
Effect on the aggregate of the service
     and interest cost components                     $  414         $  (340)

Effect on the postretirement benefit obligation       $3,643         $(3,014)



12.      COMPREHENSIVE INCOME:
         --------------------

                  The components of comprehensive income are as follows:

                                                 Thousands of Dollars
                                           2001         2000          1999
                                          ---------------------------------

Net Income Applicable to Common Stock     $21,320      $21,779      $20,382

Other Comprehensive Loss:
     Minimum Pension Liability
      Adjustment - Net                     (1,939)           -           -
                                          ---------------------------------
Comprehensive Income                      $19,381      $21,779      $20,382
                                          =================================


13.      DISCONTINUED OPERATIONS:
         -----------------------

                  In 2001, SJG formally discontinued the merchandising segment of its operations. We have accrued and reflected a liability for anticipated future period expenses of $108,000 in the 2001 amounts in the table below.

                  Summarized operating results of the discontinued operations were:

                                                   Thousands of Dollars
                                               2001         2000        1999
                                             --------------------------------

Operating Revenues                            $1,016       $1,193      $1,536
                                             ================================

(Loss) Income before Income Taxes               (351)        (128)         25
Income Tax                                       144           52         (10)
                                             --------------------------------

(Loss) Income from Discontinued Operations   $  (207)      $  (76)     $   15
                                             ================================

Earnings Per Common Share from
     Discontinued Operations - Net           $ (0.09)      $(0.03)     $ 0.01
                                             ================================


                                     SJG-32


14.      COMMITMENTS AND CONTINGENCIES:
         -----------------------------

                  Construction and Environmental Commitments - SJG's estimated net cost of construction and environmental remediation programs for 2002 totals $60.1 million. Commitments were made regarding some of these programs.

                  Gas Supply Contracts - SJG, in the normal course of conducting business, has entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest that any of these contracts expires is 2002. The transportation and storage service agreements between SJG and its interstate pipeline suppliers were made under Federal Energy Regulatory Commission approved tariffs. SJG's cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $4.6 million per month, recovered on a current basis through the LGAC.

                  Pending Litigation - SJG is subject to claims arising from the ordinary course of business and other legal proceedings. We accrue liabilities when these claims become apparent for amounts we believe these claims may be settled. We also maintain insurance and record probable insurance recoveries relating to outstanding claims. In management's opinion, the ultimate disposition of these claims will not have a material adverse effect on SJG's financial position, results of operations or liquidity.

                  Environmental Remediation Costs - SJG incurred and recorded costs for environmental clean up of sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s.

                  SJG successfully entered into settlements with all of its historic comprehensive general liability carriers regarding the environmental remediation expenditures at our sites. Also, we have purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that we will be required to make at 11 of our sites. This Policy will be in force for a 25-year period at 10 sites and for a 30-year period at one site. The following future cost estimates were reduced by any projected insurance recoveries from the Cleanup Cost Cap Insurance Policy.

                  Since the early 1980s, SJG accrued environmental remediation costs of $126.3 million, of which $77.5 million was spent as of December 31, 2001. With the assistance of a consulting firm, we estimate that future costs to clean up SJG's sites will range from $48.8 million to $143.5 million. We recorded the lower end of this range as a liability. It is reflected on the 2001 consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities (See Note 1). Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

                  SJG has two regulatory assets associated with environmental cost. The first asset is titled Environmental Remediation Cost:
         Expended - Net. These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." The BPU allows SJG to recover expenditures through the RAC (See Note 2).

                  The other asset titled Environmental Remediation Cost:
         Liability for Future Expenditures relates to estimated future expenditures determined under the guidance of FASB Statement No. 5, "Accounting for Contingencies." We recorded this amount, which relates to former manufactured gas plant sites, as a deferred debit with the corresponding amount reflected on the consolidating balance sheet under the captions, Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The deferred debit is a regulatory asset under Statement No. 71. The BPU's intent, evidenced by current practice, is to allow SJG to recover the deferred costs after they are spent over 7-year periods.

                                     SJG-33

                  As of December 31, 2001, we reflected SJG's unamortized remediation costs of $12.8 million on the consolidated balance sheet under the caption Regulatory and Other Non-Current Assets. Since implementing the RAC in 1992, SJG recovered $29.2 million through rates as of December 31, 2001 (See Note 2).


                                     SJG-34


13.      QUARTERLY RESULTS OF OPERATIONS - UNAUDITED:
         --------------------------------------------

         The summarized quarterly results of SJG's operations, in thousands except for per share amounts:





                                                   2001 Quarter Ended                              2000 Quarter Ended
                                    ----------------------------------------------   ----------------------------------------------

                                     March 31    June 30     Sept. 30    Dec. 31      March 31    June 30     Sept. 30    Dec. 31
                                    ----------------------------------------------   ----------------------------------------------


Operating Revenues                   $ 219,283   $  81,257   $  57,591   $ 117,786    $ 146,732   $  76,246   $  63,506   $ 159,819
                                    ----------------------------------------------   ----------------------------------------------

Operating Expenses:
 Operation and Maintenance
  Including Fixed Charges              184,588      79,909      62,071      98,672      111,405      74,455      67,715     139,639
 Energy and Other Taxes                  4,416       1,864       1,415       2,700        4,335       2,036       1,664       3,422

Preferred Dividend
 Requirements                              766         767         764         765          771         770         766         767
                                    ----------------------------------------------   ----------------------------------------------

Income before Income Taxes              29,513     (1,283)      (6,659)     15,649       30,221      (1,015)     (6,639)     15,991

Income Taxes                            12,330       (377)      (2,593)      6,333       12,616        (264)     (2,588)      6,939
                                    ----------------------------------------------   ----------------------------------------------

Income from Continuing Operations       17,183       (906)      (4,066)      9,316       17,605        (751)     (4,051)      9,052

Discontinued Operations - Net              (51)       (46)          (8)       (102)         (11)          8         (23)        (50)
                                    ----------------------------------------------   ----------------------------------------------

Net Income (Loss) Applicable
 to Common Stock                     $  17,132    $  (952)   $  (4,074)  $   9,214    $  17,594   $    (743)  $  (4,074)  $   9,002
                                    ==============================================   ==============================================

Earnings Per Common
 Share (Based on Average
  Shares Outstanding):
  Continuing Operations              $    7.34    $ (0.39)   $   (1.74)  $    3.99    $    7.52   $   (0.32)  $   (1.73)  $    3.87
  Discontinued Operations                (0.02)     (0.02)        0.00       (0.05)        0.00        0.00       (0.01)       0.02

Earnings Per Common Share            $    7.32    $ (0.41)   $   (1.74)  $    3.94    $    7.52   $   (0.32)  $   (1.74)  $    3.89
                                    ==============================================   ==============================================

Average Shares Outstanding               2,339      2,339        2,339       2,339        2,339       2,339       2,339       2,339
                                    ----------------------------------------------   ----------------------------------------------


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




                                     SJG-36


                                     PART IV


    Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

     (a) Listed below are all financial statements and schedules filed as part of this report:

         1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte & Touche LLP, dated February 13, 2002. See Item 8.

         2 - Supplementary Financial Information

         Supplemental Schedules as of December 31, 2001, 2000 and 1999 and for the three years ended December 31, 2001, 2000, and 1999:

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

         3 - See Item 14(c)(13)

(b)  Reports on Form 8-K - None.

(c) List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).



     Exhibit                    Description                            Reference
     Number

(3)(a)              Certificate of Incorporation of       Incorporated by reference from
                    South Jersey Gas Company.             Exhibit (3)(a) of Form 10 filed
                                                          March 7, 1997.

(3)(b)              Bylaws of South Jersey Gas            Incorporated by reference from
                    Company, as amended and restated      Exhibit (3)(b) of Form 10-K for
                    through June 19, 1998.                1998 (1-6364).

(4)(a)              Form of Stock Certified for Common    Incorporated by reference from
                    Stock.                                Exhibit (4)(a) of Form 10 filed
                                                          March 7, 1997.

(4)(b)(i)           First Mortgage Indenture dated        Incorporated by reference from
                    October 1, 1947.                      Exhibit (4)(b)(i) of Form 10-K of
                                                          SJI for 1987 (1-6364).

(4)(b)(iv)          Twelfth Supplemental Indenture        Incorporated by reference from
                    dated as of June 1, 1980.             Exhibit 5(b) of Form S-7 of SJI
                                                          (2-68038).

(4)(b)(xiv)         Sixteenth Supplemental Indenture      Incorporated by reference from
                    dated as of April 1, 1988, 10 1/4%    Exhibit (4)(b)(xv) of Form 10-Q of
                    Series due 2008.                      SJI for the quarter ended March
                                                          31, 1988 (1-6364).

(4)(b)(xv)          Seventeenth Supplemental Indenture    Incorporated by reference from
                    dated as of May 1, 1989.              Exhibit (4)(b)(xv) of Form 10-K
                                                          of  SJI for 1989 (1-6364).


                                     SJG-37



     Exhibit                    Description                            Reference
     Number

(4)(b)(xvi)         Eighteenth Supplemental Indenture     Incorporated by reference from
                    dated as of March 1, 1990.            Exhibit (4)(e) of Form S-3 of  SJI
                                                          (33-36581).

(4)(b)(xvii)        Nineteenth Supplemental Indenture     Incorporated by reference from
                    dated as of April 1, 1992.            Exhibit (4)(b)(xvii) of Form 10-K
                                                          of  SJI for 1992 (1-6364).

(4)(b)(xviii)       Twentieth Supplemental Indenture      Incorporated by reference from
                    dated as of June 1, 1993.             Exhibit (4)(b)(xviii) of Form 10-K
                                                          of  SJI for 1993(1-6364).

(4)(b)(xix)         Twenty-First Supplemental             Incorporated by reference from
                    Indenture dated as of March 1,        Exhibit (4)(b)(xviv) of Form 10-K
                    1997.                                 of  SJI for 1997 (1-6364).

(4)(b)(xx)          Twenty-Second Supplemental            Incorporated by reference from
                    Indenture dated as of October 1,      Exhibit (4)(b)(ix) of Form S-3
                    1998.                                 (333-62019).

(4)(c)              Indenture dated as of January 31,     Incorporated by reference from
                    1995; 8.60% Debenture Notes due       Exhibit (4)(c) of Form 10-K of
                    February 1, 2010.                     SJI for 1994 (1-6364).

(4)(d)              Certificate of Trust for SJG          Incorporated by reference from
                    Capital Trust.                        Exhibit 3(a) of Form S-3 - SJG
                                                          Capital Trust and South Jersey Gas
                                                          Company as filed March 27, 1997,
                                                          as amended April 18, 1997 and
                                                          April 23, 1997 (333-24065).

(4)(d)(i)           Trust Agreement of SJG Capital        Incorporated by reference from
                    Trust.                                Exhibit 3(b) of Form S-3 - SJG
                                                          Capital Trust and
                                                          South Jersey Gas
                                                          Company as filed March
                                                          27, 1997, as amended
                                                          April 18, 1997 and
                                                          April 23, 1997
                                                          (333-24065).

(4)(d)(ii)          Form of Amended and Restated Trust    Incorporated by reference from
                    Agreement for SJG Capital Trust.      Exhibit 3(c) of Form S-3 - SJG
                                                          Capital Trust and
                                                          South Jersey Gas
                                                          Company as filed March
                                                          27, 1997, as amended
                                                          April 18, 1997 and
                                                          April 23, 1997
                                                          (333-24065).

(4)(d)(iii)         Form of Preferred Security for SJG    Incorporated by reference from
                    Capital Trust.                        Exhibit 4(a) of Form S-3 - SJG
                                                          Capital Trust and
                                                          South Jersey Gas
                                                          Company as filed March
                                                          27, 1997, as amended
                                                          April 18, 1997 and
                                                          April 23, 1997
                                                          (333-24065).

(4)(d)(iv)          Form of Deferrable Interest           Incorporated by reference from
                    Subordinated Debenture.               Exhibit 4(b) of Form S-3 - SJG
                                                          Capital Trust and
                                                          South Jersey Gas
                                                          Company as filed March
                                                          27, 1997, as amended
                                                          April 18, 1997 and
                                                          April 23, 1997
                                                          (333-24065).



                                     SJG-38





     Exhibit                    Description                            Reference
     Number

(4)(d)(v)           Form of Deferrable Interest           Incorporated by reference from
                    Subordinated Debenture.               Exhibit 4(c) of Form S-3 - SJG
                                                          Capital Trust and
                                                          South Jersey Gas
                                                          Company as filed March
                                                          27, 1997, as amended
                                                          April 18, 1997 and
                                                          April 23, 1997
                                                          (333-24065).

(4)(d)(vi)          Form of Guaranty Agreement between    Incorporated by reference from
                    South Jersey Gas Company and SJG      Exhibit 4(d) of Form S-3 - SJG
                    Capital Trust.                        Capital Trust and South Jersey Gas
                                                          Company as filed March
                                                          27, 1997, as amended
                                                          April 18, 1997 and
                                                          April 23, 1997
                                                          (333-24065).

(4)(e)              Medium Term Note Indenture of         Incorporated by reference from
                    Trust dated October 1, 1998.          Exhibit (4)(e) of Form S-3
                                                          (333-62019).

(10)(a)             Gas storage agreement (GSS)           Incorporated by reference from
                    between South Jersey Gas Company      Exhibit (10)(d) of Form 10-K of
                    and Transco dated October 1, 1993.    SJI for 1993 (1-6364).
(10)(b)             Gas storage agreement (S-2)           Incorporated by reference from
                    between South Jersey Gas Company      Exhibit (5)(h) of Form S-7 of
                    and Transco dated December 16,        SJI  (2-56223).
                    1953.

(10)(c)             Gas storage agreement (LG-A)          Incorporated by reference from
                    between South Jersey Gas Company      Exhibit (5)(f) of Form S-7 of
                    and Transco dated June 3, 1974.       SJI  (2-56223).

(10)(d)             Gas storage agreement (WSS)           Incorporated by reference from
                    between South Jersey Gas Company      Exhibit (10)(h) of Form 10-K of
                    and Transco dated August 1, 1991.     SJI for 1991 (1-6364).

(10)(e)(i)          Gas storage agreement (LSS)           Incorporated by reference from
                    between South Jersey Gas Company      Exhibit (10)(i) of Form 10-K of
                    and Transco dated October 1, 1993.    SJI for 1993 (1-6364).

(10)(e)(ii)         Gas storage agreement (SS-1)          Incorporated by reference from
                    between South Jersey Gas Company      Exhibit (10)(i)(a) of Form 10-K
                    and Transco dated May 10, 1987        of  SJI for 1988 (1-6364).
                    (effective April 1, 1988).

(10)(e)(iii)        Gas storage agreement (ESS)           Incorporated by reference from
                    between South Jersey Gas Company      Exhibit (10)(i)(b) of Form 10-K
                    and Transco dated November 1, 1993.   of  SJI for 1993 (1-6364).
(10)(e)(iv)         Gas transportation service            Incorporated by reference from
                    agreement between South Jersey Gas    Exhibit (10)(i)(c) of Form 10-K
                    Company and Transco dated April 1,    of  SJI for 1989 (1-6364).
                    1986.

(10)(e)(v)          Service agreement (FS) between        Incorporated by reference from
                    South Jersey Gas Company and          Exhibit (10)(i)(e) of Form 10-K
                    Transco dated August 1, 1991.         of  SJI for 1991 (1-6364).

(10)(e)(vi)         Service agreement (FT) between        Incorporated by reference from
                    South Jersey Gas Company and          Exhibit (10)(i)(f) of Form 10-K
                    Transco dated February 1, 1992.       of  SJI for 1991 (1-6364).



                                     SJG-39



     Exhibit                    Description                            Reference
     Number

(10)(e)(vii)        Service agreement (Incremental FT)    Incorporated by reference from
                    between South Jersey Gas Company      Exhibit (10)(i)(g) of Form 10-K
                    and Transco dated August 1, 1991.     of  SJI for 1991 (1-6364).

(10)(e)(viii)       Gas storage agreement (SS-2)          Incorporated by reference from
                    between South Jersey Gas Company      Exhibit (10)(i)(i) of Form 10-K
                    and Transco dated July 25, 1990.      of  SJI for 1991 (1-6364).

(10)(e)(ix)         Gas transportation service            Incorporated by reference from
                    agreement between South Jersey Gas    Exhibit (10)(i)(j) of Form 10-K
                    Company and Transco dated December    of  SJI for 1993 (1-6364).
                    20, 1991.

(10)(e)(x)          Amendment to gas transportation       Incorporated by reference from
                    agreement dated December 20, 1991     Exhibit (10)(i)(k) of Form 10-K
                    between South Jersey Gas Company      of  SJI for 1993 (1-6364).
                    and Transco dated October 5, 1993.

(10)(f)             Gas transportation service            Incorporated by reference from
                    agreement (FTS) between South         Exhibit (10)(j)(a) of Form 10-K
                    Jersey Gas Company and Equitable      of  SJI for 1989 (1-6364).
                    Gas Company dated November 1, 1986.

(10)(g)(i)          Gas transportation service            Incorporated by reference from
                    agreement (TF) between South          Exhibit (10)(k)(h) of Form 10-K
                    Jersey Gas Company and CNG            of SJI for 1993 (1-6364).
                    Transmission Corporation dated
                    October 1, 1993.

(10)(g)(ii)         Gas purchase agreement between        Incorporated by reference from
                    South Jersey Gas Company and ARCO     Exhibit (10)(k)(i) of Form 10-K
                    Gas Marketing, Inc. dated March 5,    of  SJI for 1989 (1-6364).
                    1990.

(10)(g)(iii)        Gas transportation service            Incorporated by reference from
                    agreement (FTS-1) between South       Exhibit (10)(k)(k) of Form 10-K
                    Jersey Gas Company and Columbia       of  SJI for 1993 (1-6364).
                    Gulf Transmission Company dated
                    November 1, 1993.

(10)(g)(iv)         Assignment agreement capacity and     Incorporated by reference from
                    service rights (FTS-2) between        Exhibit (10)(k)(i) of Form 10-K
                    South Jersey Gas Company and          of  SJI for 1993 (1-6364).
                    Columbia Gulf Transmission Company
                    dated November 1, 1993.

(10)(g)(v)          FTS Service Agreement No. 39556       Incorporated by reference from
                    between South Jersey Gas Company      Exhibit (10)(k)(m) of Form 10-K
                    and Columbia Gas Transmission         of  SJI for 1993 (1-6364).
                    Corporation dated November 1, 1993.

(10)(g)(vi)         FTS Service Agreement No. 38099       Incorporated by reference from
                    between South Jersey Gas Company      Exhibit (10)(k)(n) of Form 10-K
                    and Columbia Gas Transmission         of  SJI for 1993 (1-6364).
                    Corporation dated November 1, 1993.



                                     SJG-40


     Exhibit                    Description                            Reference
     Number

(10)(g)(vii)        NTS Service Agreement No. 39305       Incorporated by reference from
                    between South Jersey Gas Company      Exhibit (10)(k)(o) of Form 10-K
                    and Columbia Gas Transmission         of  SJI for 1993 (1-6364).
                    Corporation dated November 1, 1993.

(10)(g)(viii)       FSS Service Agreement No. 38130       Incorporated by reference from
                    between South Jersey Gas Company      Exhibit (10)(k)(p) of Form 10-K
                    and Columbia Gas Transmission         of  SJI for 1993 (1-6364).
                    Corporation dated November 1, 1993.

(10)(g)(ix)         SST Service Agreement No. 38086       Incorporated by reference from
                    between South Jersey Gas Company      Exhibit (10)(k)(q) of Form 10-K
                    and Columbia Gas Transmission         of  SJI for 1993 (1-6364).
                    Corporation dated November 1, 1993.

(10)(g)(x)          NS (Negotiated Sales) Service         Incorporated by reference from
                    Agreement dated December 1, 1994      Exhibit (10)(k)(r) of Form 10-K
                    between South Jersey Gas Company      of  SJI for 1994 (1-6364).
                    and Transco Gas Marketing Company
                    as agent for Transcontinental Gas
                    Pipeline.

(10)(h)(i)*         Deferred Payment Plan for             Incorporated by reference from
                    Directors of South Jersey             Exhibit (10)(l) of Form 10-K of
                    Industries, Inc., South Jersey Gas    SJI for 1994 (1-6364).
                    Company, Energy & Minerals, Inc.,
                    R&T Group, Inc. and South Jersey
                    Energy Company as amended and
                    restated October 21, 1994.

(10)(h)(ii)*        Form of Deferred Compensation         Incorporated by reference from
                    Agreement between South Jersey        Exhibit (10)(j)(a) of Form 10-K
                    Industries, Inc. and/or a             of  SJI for 1980 (1-6364).
                    subsidiary and seven of its
                    officers.

(10)(h)(iii)*       Schedule of Deferred Compensation     Incorporated by reference from
                    Agreements.                           Exhibit (10)(l)(b) of Form 10-K
                                                          of  SJI for 1997 (1-6364).

(10)(h)(iv)*        Supplemental Executive Retirement     Incorporated by reference from
                    Program, as amended and restated      Exhibit (10)(l)(i) of Form 10-K
                    effective July 1, 1997, and Form      of  SJI for 1997 (1-6364).
                    of Agreement between certain South
                    Jersey Industries, Inc. or
                    subsidiary Company officers.

(10)(h)(v)*         Form of Officer Employment            Incorporated by reference from
                    Agreement between certain officers    Exhibit (10)(l)(d) of Form 10-K
                    and either South Jersey               of  SJI for 1994 (1-6364).
                    Industries, Inc. or its
                    subsidiaries.

(10)(h)(vi)*        Schedule of Officer Employment        Incorporated by reference from
                    Agreements.                           Exhibit (10)(l)(e) of Form 10-K
                                                          of  SJI for 1998 (1-6364).

(10)(h)(vii)*       Officer Severance Benefit Program     Incorporated by reference from
                    for all officers.                     Exhibit (10)(l)(g) of Form 10-K
                                                          of  SJI for 1985 (1-6364).


                                     SJG-41



     Exhibit                    Description                            Reference
     Number

(10)(h)(viii)*      Discretionary Incentive Bonus         Incorporated by reference from
                    Program for all officers and          Exhibit (10)(l)(h) of Form 10-K
                    management employees.                 of  SJI for 1985 (1-6364).

(10)(h)(ix)*        The 1987 Stock Option and Stock       Incorporated by reference from
                    Appreciation Rights Plan including    Exhibit (10)(l)(i) of Form 10-K
                    Form of Agreement.                    of  SJI for 1987 (1-6364).

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

                            SOUTH JERSEY GAS COMPANY



               BY:      /s/ David A. Kindlick
                        --------------------------------------------------
                        David A. Kindlick, Executive Vice President & Chief Financial Officer

                        Date  March 25, 2002
                              --------------------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                           Title                      Date



 /s/ Charles Biscieglia        President and CEO                  March 25, 2002
-----------------------------
(Charles Biscieglia)



 /s/ David A. Kindlick         Executive Vice President &         March 25, 2002
-----------------------------  Chief Financial Officer
(David A. Kindlick)            (Principal Financial Officer)



/s/ George L. Baulig           Senior Vice President & Corporate  March 25, 2002
-----------------------------  Secretary
(George L. Baulig)



 /s/ Shirli M. Billings        Director                           March 25, 2002
-----------------------------
(Shirli M. Billings)



/s/ Sheila Hartnett-Devlin     Director                           March 25, 2002
-----------------------------
(Sheila Hartnett-Devlin)



/s/ Clarence D. McCormick      Director                           March 25, 2002
-----------------------------
(Clarence D. McCormick)


                                     SJG-43


        Signature                           Title                      Date



 /s/ Frederick R. Raring       Director                           March 25, 2002
-----------------------------
(Federick R. Raring)



/s/ William J. Hughes          Director                           March 25, 2002
-----------------------------
(William J. Hughes)





                                     SJG-44



                          INDEPENDENT AUDITORS' REPORT




To the Shareholder and Board of Directors of South Jersey Gas Company:


     We have audited the consolidated financial statements of South Jersey Gas Company and its subsidiary as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 13, 2002; such financial statements and report are included in Item 8 of this report on Form 10K. Our audits also included the financial statement schedule of South Jersey Gas Company and its subsidiaries, listed in Item 14(a) 2. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 13, 2002


                                     SJG-45




                                           SOUTH JERSEY GAS COMPANY
                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                  (In Thousands)


                  Col. A           Col. B                Col. C                   Col. D         Col. E
-----------------------------------------------------------------------------------------------------------

                                                        Additions
                                             ------------------------------


                                 Balance at    Charged to      Charged to                       Balance at
                                 Beginning     Costs and    Other Accounts -    Deductions -       End
         Classification          of Period      Expenses       Describe *       Describe **     of Period
-----------------------------------------------------------------------------------------------------------
Provision for Uncollectible
Accounts for the Year Ended
December 31, 2001                  $1,754        $2,067           $387             $2,292         $1,916


Provision for Uncollectible
Accounts for the Year Ended
December 31, 2000                   $932         $2,176           $231             $1,585         $1,754


Provision for Uncollectible
Accounts for the Year Ended
December 31, 1999                  $1,032         $972            $336             $1,408          $932




 * Recoveries of accounts previously written off and minor adjustments.

** Uncollectible accounts written off.



                                     SJG-46