Form 10-Q
period 2002-03-31
SOUTH JERSEY GAS CO/NEW
filed 2002-05-15
CIK 1035216

================================================================================
                                                                    Page 1 of 20
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the Quarter Ended March 31, 2002          Commission File Number 000-22211


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

                                 Yes [X] No [ ]


As of May 1, 2002 there were 2,339,139 shares of the registrant's common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.


================================================================================



                         PART I -- FINANCIAL INFORMATION



              Item 1. Financial Statements -- See Pages 3 through 10





                                     SJG-2






                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In Thousands Except for Per Share Data)

                                                                 Three Months Ended
                                                                       March 31,
                                                        --------------------------------------
                                                               2002                 2001
                                                        -----------------    -----------------
Operating Revenues:
   Utility                                               $       154,183      $       219,139
   Other                                                              29                  144
                                                        -----------------    -----------------

      Total Operating Revenues                                   154,212              219,283
                                                        -----------------    -----------------

Operating Expenses:
   Gas Purchased for Resale                                       99,433              161,340
   Utility Operations                                              9,621                9,519
   Other Operations                                                  144                   95
   Maintenance                                                     1,417                2,885
   Depreciation                                                    5,477                5,183
   Energy and Other Taxes                                          3,783                4,416
                                                        -----------------    -----------------

      Total Operating Expenses                                   119,875              183,438
                                                        -----------------    -----------------

Operating Income                                                  34,337               35,845

Interest Charges                                                   4,504                5,566

Preferred Dividend Requirements                                      765                  766
                                                        -----------------    -----------------

Income Before Income Taxes                                        29,068               29,513

Income Taxes                                                      12,129               12,330
                                                        -----------------    -----------------

Income from Continuing Operations                                 16,939               17,183

Loss from Discontinued Operations - Net                                -                  (51)
                                                        -----------------    -----------------

Net Income Applicable to Common Stock                    $        16,939      $        17,132
                                                        =================    =================

Average Shares of Common Stock Outstanding                         2,339                2,339
                                                        =================    =================

Earnings Per Common Share
   Continuing Operations                                 $          7.24      $          7.35
   Discontinued Operations - Net                                    0.00                (0.02)
                                                        -----------------    -----------------

       Earnings Per Common Share                         $          7.24      $          7.32
                                                        =================    =================

Dividends Declared Per Common Share                      $          1.95      $          1.87
                                                        =================    =================


The accompanying footnotes are an integral part of the financial statements.


                                     SJG-3


                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                         (Unaudited)
                                                                                          March 31,                 December 31,
                                                                               ---------------------------------  ----------------
                                                                                      2002             2001             2001
                                                                               ----------------  ---------------  ----------------
Assets

Property, Plant and Equipment:
   Utility Plant, at original cost                                               $     812,198    $     773,229     $     805,440
     Accumulated Depreciation                                                         (225,475)        (221,993)         (221,457)
                                                                               ----------------  ---------------  ----------------

          Property, Plant and Equipment - Net                                          586,723          551,236           583,983
                                                                               ----------------  ---------------  ----------------

Available-for-Sale Securities                                                            3,074            2,483             3,093
                                                                               ----------------  ---------------  ----------------

Current Assets:
   Cash and Cash Equivalents                                                            11,258            4,414             3,276
   Accounts Receivable                                                                  67,477           94,049            39,243
   Unbilled Revenues                                                                    23,079           34,206            32,398
   Provision for Uncollectibles                                                         (1,915)          (1,743)           (1,916)
   Natural Gas in Storage, average cost                                                 33,334            7,263            59,778
   Materials and Supplies, average cost                                                  3,442            3,894             3,818
   Prepaid Taxes                                                                             -                -             4,650
   Prepayments and Other Current Assets                                                  2,616            2,374             2,799
                                                                               ----------------  ---------------  ----------------

          Total Current Assets                                                         139,291          144,457           144,046
                                                                               ----------------  ---------------  ----------------

Regulatory and Other Non-Current Assets:
   Environmental Remediation Costs:
     Expended - Net                                                                     11,259            9,853            12,831
     Liability for Future Expenditures                                                  48,790           51,029            48,790
   Gross Receipts and Franchise Taxes                                                    2,143            2,587             2,254
   Income Taxes - Flowthrough Depreciation                                               9,330           10,308             9,575
   Deferred Fuel Cost - Net                                                             17,363           30,949            36,798
   Deferred Postretirement Benefit Costs                                                 4,063            4,441             4,158
   Unamortized Debt Discount and Expense                                                 5,814            5,086             5,957
   Other Regulatory Assets                                                               3,627            2,151             2,386
   Other                                                                                 3,116            1,382             3,935
                                                                               ----------------  ---------------  ----------------

          Total Regulatory and Other Non-Current Assets                                105,505          117,786           126,684
                                                                               ----------------  ---------------  ----------------

               Total Assets                                                      $     834,593    $     815,962     $     857,806
                                                                               ================  ===============  ================



The accompanying footnotes are an integral part of the financial statements.


                                     SJG-4


                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                         (Unaudited)
                                                                                          March 31,                 December 31,
                                                                               ---------------------------------  ----------------
                                                                                      2002             2001             2001
                                                                               ----------------  ---------------  ----------------
Capitalization and Liabilities

Common Equity:
   Common Stock, Par Value $2.50 per share:
      Authorized - 4,000,000 shares
      Outstanding - 2,339,139 shares                                             $       5,848    $       5,848     $       5,848
   Other Paid-In Capital and Premium on Common Stock                                   132,817          125,817           132,817
   Accumulated Other Comprehensive Loss                                                 (1,939)               -            (1,939)
   Retained Earnings                                                                    81,645           78,193            69,256
                                                                               ----------------  ---------------  ----------------

          Total Common Equity                                                          218,371          209,858           205,982
                                                                               ----------------  ---------------  ----------------

Preferred Stock and Securities:
   Redeemable Cumulative Preferred - Par Value $100 per share,
   Authorized 41,966, 43,104, and 41,966 shares, respectively
   Outstanding:
      Series A, 4.7% -  -0-, 300 and  -0- shares                                             -               30                 -
      Series B, 8% - 16,904, 17,742 and 16,904 shares                                    1,690            1,774             1,690
   Company-Guaranteed Mandatorily Redeemable Preferred
    Securities of Subsidiary Trust, Par Value $25 per share,
    1,400,000 shares, Authorized and Outstanding                                        35,000           35,000            35,000
                                                                               ----------------  ---------------  ----------------

          Total Preferred Stock and Securities                                          36,690           36,804            36,690
                                                                               ----------------  ---------------  ----------------

Long-Term Debt                                                                         222,060          199,793           230,247
                                                                               ----------------  ---------------  ----------------

          Total Capitalization                                                         477,121          446,455           472,919
                                                                               ----------------  ---------------  ----------------

Current Liabilities:
   Notes Payable                                                                        88,200           92,500           135,500
   Current Maturities of Long-Term Debt                                                  9,733           11,876             9,733
   Accounts Payable                                                                     32,442           56,350            32,391
   Deferred Income Taxes - Net                                                          23,005           26,969            25,503
   Customer Deposits                                                                     6,364            5,455             5,976
   Environmental Remediation Costs                                                      11,052           15,872            11,052
   Taxes Accrued                                                                        17,346           14,494             2,904
   Interest Accrued and Other Current Liabilities                                       11,760           11,520             7,752
                                                                               ----------------  ---------------  ----------------

          Total Current Liabilities                                                    199,902          235,036           230,811
                                                                               ----------------  ---------------  ----------------

Deferred Credits and Other Non-Current Liabilities:
   Deferred Income Taxes - Net                                                          88,465           85,141            86,172
   Environmental Remediation Costs                                                      37,738           35,157            37,738
   Pension and Other Postretirement Benefits                                            18,495           12,705            17,736
   Investment Tax Credits                                                                4,079            4,427             4,166
   Other                                                                                 8,793            7,041             8,264
                                                                               ----------------  ---------------  ----------------

            Total Deferred Credits and Other Non-Current Liabilities                   157,570          144,471           154,076
                                                                               ----------------  ---------------  ----------------

Commitments and Contingencies (Note 5)

               Total Capitalization and Liabilities                              $     834,593    $     825,962     $     857,806
                                                                               ================  ===============  ================



The accompanying footnotes are an integral part of the financial statements.


                                     SJG-5


                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                    -------------------------------------
                                                                           2002                 2001
                                                                    ----------------     ----------------
Cash Flows from Operating Activities:
  Net Income Applicable to Common Stock                               $      16,939        $      17,132

  Adjustments to Reconcile Net Income to Cash Flows
   Provided by Operating Activities:
    Depreciation and Amortization                                             6,087                5,769
    Provision for Losses on Accounts Receivable                                 671                  519
    Revenues and Fuel Costs Deferred - Net                                   19,435               (2,139)
    Deferred and Non-Current Income Taxes and Credits - Net                   1,855                4,277
    Environmental Remediation Costs - Net                                     1,572                8,621
    Changes in:
      Accounts Receivable                                                   (19,587)             (16,902)
      Inventories                                                            26,820               24,649
      Prepayments and Other Current Assets                                      183                  266
      Prepaid and Accrued Taxes - Net                                        19,092               18,012
      Accounts Payable and Other Accrued Liabilities                          4,447              (19,940)
    Other - Net                                                                 278                 (216)
                                                                    ----------------     ----------------

        Net Cash Provided by Operating Activities                            77,792               40,048
                                                                    ----------------     ----------------

Cash Flows from Investing Activities:
  Capital Expenditures, Cost of Removal and Salvage                          (9,747)              (9,386)
                                                                    ----------------     ----------------

        Net Cash Used in Investing Activities                                (9,747)              (9,386)
                                                                    ----------------     ----------------

Cash Flows from Financing Activities:
  Net Repayments of Lines of Credit                                         (47,300)             (21,400)
  Principal Repayments of Long-Term Debt                                     (8,187)              (5,188)
  Dividends on Common Stock                                                  (4,550)              (4,375)
  Payments for Issuance of Long-Term Debt                                       (26)                   -
                                                                    ----------------     ----------------

        Net Cash Used in Financing Activities                               (60,063)             (30,963)
                                                                    ----------------     ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                          7,982                 (301)
Cash and Cash Equivalents at Beginning of Period                              3,276                4,715
                                                                    ----------------     ----------------

Cash and Cash Equivalents at End of Period                            $      11,258        $       4,414
                                                                    ================     ================



The accompanying footnotes are an integral part of the financial statements.


                                     SJG-6

        Notes to Condensed Consolidated Financial Statements (Unaudited)


Note 1.   Significant Accounting Practices:

               Consolidation - The consolidated financial statements include the accounts of South Jersey Gas Company (SJG) and its wholly-owned statutory trust subsidiary, SJG Capital Trust. All significant intercompany accounts and transactions were eliminated. We reclassified some previously reported amounts to conform with current year classifications. In our opinion, the condensed consolidated financial statements reflect all adjustments needed to fairly present SJG's financial position and operating results at the dates and for the periods presented. Our businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year's operating results. The financial statements should be read in conjunction with SJG's 2001 Form 10K.

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

               New Accounting Pronouncements - In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SJG expects to adopt Statement No. 143 in 2003.

               In August 2001, the FASB also issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective in 2003. This statement prescribes that a single accounting model be used for valuing long-lived assets to be disposed of and broadens the presentation of discontinued operations.

               We are currently evaluating the effects of Statement Nos. 143 and 144; however, they are not expected to materially impact SJG's financial condition or results of operations.

                                      SJG-7

Note 2.   Regulatory Actions:

               In January 1997, the New Jersey Board of Public Utilities (BPU) granted SJG a 9.62% rate of return on rate base, which included an 11.25% return on common equity. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation (Sharing Formula) increased. SJG keeps 100% of pre-tax margins up to the threshold level of $7.8 million and 20% of margins above that level. In 1998, the BPU revised the Sharing Formula to credit the first $750,000 above the current threshold level to the Levelized Gas Adjustment Clause (LGAC) customers. Thereafter, SJG keeps 20% of the pre-tax margins as it has historically. In September 1999, the BPU approved an annual recovery level of $6.5 million for remediation costs expended from August 1995 through July 1998. This represents an annual increase of approximately $4.5 million over the recovery previously included in rates. In January 2000, the BPU approved the recovery of carrying costs on unrecovered remediation costs and a proposal by SJG to keep its current Remediation Adjustment Clause (RAC) rate in effect through October 2002. However, due to substantial RAC insurance recoveries, in October 2001, SJG filed for a RAC rate decrease. This proposal would reduce the annual recovery level to $4.2 million, if approved.

               Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas supplier. As of March 31, 2002, 52,802 of SJG's residential customers were purchasing their gas commodity from someone other than SJG. The bills of those using a gas supplier other than SJG are reduced for cost of gas charges and applicable taxes. SJG's net income, financial condition and margins are not affected as a result of the unbundling.

               On November 15, 2001, SJG filed for a $17.6 million reduction to its LGAC and for recovery of a 3-year net deficiency in the Temperature Adjustment Clause (TAC) amounting to $2.7 million. The BPU approved the LGAC reduction effective December 1, 2001. Also on December 1, 2001, SJG implemented recovery of its October 31, 2001 underrecovered gas costs. We will recover $48.9 million over three years including interest accrued since April 1, 2001. We will also recover interest for the 3-year amortization period at a rate of 5.75%.

Note 3.   Common Equity:

               Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on our common stock. SJG's retained earnings, which are free of these restrictions, were approximately $79.9 million as of March 31, 2002.

                                     SJG-8

Note 4.   Discontinued Operations:

               In 2001, SJG formally discontinued the merchandising segment of its operations. Summarized operating results of the discontinued operations were (in thousands):

                                              Three Months Ended
                                                    March 31,
                                                2002        2001
                                               ------      ------

         Operating Revenues                    $   26      $  173
                                               ======      ======

         Loss before Income Taxes                   -         (86)
         Income Tax                                 -          35
                                               ------      ------
         Loss from Discontinued Operations     $    -      $  (51)
                                               ======      ======

         Loss Per Common Share from
          Discontinued Operations - Net        $ 0.00      $(0.02)
                                               ======      ======


Note 5.   Commitments and Contingencies:

               Construction and Environmental Commitments - SJG's estimated cost of construction and environmental remediation programs for 2002 totals $60.1 million. Commitments were made regarding these programs.

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

               SJG successfully entered into settlements with all of its historic comprehensive general liability carriers regarding the environmental remediation expenditures at our sites. Also, we have purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that we will be required to make at 11 of our sites. This Policy will be in force for a 25-year period at 10 sites and for a 30-year period at one site. The following future cost estimates were reduced by projected insurance recoveries from the Cleanup Cost Cap Insurance Policy.

                                     SJG-9

               Since the early 1980s, SJG accrued environmental remediation costs of $127.3 million, of which $78.5 million was spent as of March 31, 2002. With the assistance of a consulting firm, we estimate that future costs to clean up SJG's sites will range from $48.8 million to $143.5 million. We recorded the lower end of this range as a liability. It is reflected on the 2002 condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

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

               The other asset titled Environmental Remediation Cost: Liability for Future Expenditures relates to estimated future expenditures determined under the guidance of FASB Statement No. 5, "Accounting for Contingencies." We recorded this amount, which relates to former manufactured gas plant sites, as a deferred debit with the corresponding amount reflected on the condensed consolidating balance sheet under the captions, Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The deferred debit is a regulatory asset under Statement No. 71. The BPU's intent, evidenced by current practice, is to allow SJG to recover the deferred costs after they are spent over 7-year periods.

               As of March 31, 2002, we reflected SJG's unamortized remediation costs of $11.3 million on the condensed consolidated balance sheet under the caption Regulatory and Other Non-Current Assets. Since implementing the RAC in 1992, SJG recovered $31.2 million through rates as of March 31, 2002.

Note 6.   Subsequent Events:

               On May 2, 2002, the BPU approved SJG's petition to credit $17.6 million to its LGAC customers during the month of May 2002. Current projections show that residential customers will receive an average credit of approximately $58, while commercial and cogeneration customers will receive an average credit of approximately $269.

               SJG received an equity infusion of $2.5 million from SJI on April 22, 2002. Contributions of capital are credited to Other Paid-In Capital and Premium on Common Stock. Future equity contributions will occur on an as needed basis.

                                     SJG-10


            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Overview

     South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas to 290,604 customers in the seven southernmost counties of New Jersey. SJG also:

     - makes off-system sales of natural gas on a wholesale basis to various customers on the interstate pipeline system;
     - transports natural gas purchased directly from producers or suppliers for its own sales and for some of its customers; and
     - services appliances via the sale of appliance warranty programs, as well as on a time and materials basis.

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

     A number of factors could cause our actual results to differ materially from those anticipated, including, but not limited to the following: general economic conditions on an international, national, state and local level; weather conditions in our marketing areas; changes in commodity costs; regulatory and court decisions; competition in our utility activities; the availability and cost of capital; costs and effects of legal proceedings and environmental liabilities; the failure of customers or suppliers to fulfill their contractual obligations; and changes in business strategies.

Customer Choice Legislation

     Effective January 10, 2000, all residential natural gas customers in New Jersey are able to choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of 1999. Commercial and industrial customers have had the ability to choose gas suppliers since 1987. As of March 31, 2002, 52,802 SJG residential customers chose a natural gas supplier other than the utility. This number increased from 33,156 at March 31, 2001 as third party marketers were able to offer natural gas at prices competitive with those

                                     SJG-11

available to consumers under regulated utility tariffs. The bills of customers choosing to purchase natural gas from providers other than the utility are reduced for cost of gas charges and applicable taxes. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs and taxes. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition.

Temperature Adjustment Clause

     SJG's Board of Public Utilities approved Temperature Adjustment Clause
(TAC) had the following impacts on 2002 and 2001 first quarter net earnings:

                                                  2002        2001
                                               ---------   ----------
     TAC Adjustment Increase (Decrease) to
       Net Income ($ in thousands)

              Quarter Ended 3/31                 $3,002       $(140)


     While the revenue and income impacts of TAC adjustments are recorded as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next TAC year. Each TAC year begins October 1.


Results of Operations - Three Months Ended March 31, 2002
Compared to Three Months Ended March 31, 2001

Operating Revenues

     Revenues decreased $65.1 million in the first quarter of 2002 compared with the prior year period. The decrease was primarily due to three factors. First, weather in the first quarter 2002 was 17% warmer than the prior year period. Second, a significantly higher number of residential customers utilized a third party marketer as their gas supplier. Third, off-system sales revenues decreased due to lower prices for natural gas sold, despite higher unit sales volume in 2002 than in the prior year. Partially offsetting the effect of these factors was an additional 6,660 customers compared to same time last year.

     As a result of SJG's TAC, revenues from utility ratepayers are closely tied to 20-year normal temperatures calculated under the TAC and not actual weather conditions. However, as a general rule, revenues continue to be positively impacted by colder weather and negatively impacted by warmer weather. In the first quarter 2002, weather was 16.8% warmer than the 20-year average as compared to .2% colder for the same period last year.

                                     SJG-13

     The following is a comparison of operating revenue and throughput for the three month period ended March 31, 2002 vs. the same period ended March 31, 2001.

                                                         1st Quarter
                                                       2002       2001
                                                     --------   --------
       Utility Operating Revenues (Thousands):
         Firm
           Residential                               $ 76,099   $ 96,359
           Commercial                                  22,544     39,833
           Industrial                                   1,709      1,948
           Cogeneration & Electric Generation             616        648
           Firm Transportation                         14,264      9,432
                                                     --------   --------

             Total Firm Utility Operating Revenues    115,232    148,220

         Interruptible                                    239        686
         Interruptible Transportation                     475        312
         Off-System                                    35,753     67,195
         Capacity Release & Storage                     1,694      1,826
         Other                                            819      1,217
                                                     --------   --------

             Total Utility Operating Revenues        $154,212   $219,283
                                                     ========   ========

       Throughput (MMcf):
         Firm
           Residential                                  7,142      9,157
           Commercial                                   2,334      4,214
           Industrial                                      91        148
           Cogeneration & Electric Generation              87         24
           Firm Transportation                          7,483      5,784
                                                     --------   --------

             Total Firm Throughput                     17,137     19,327

         Interruptible                                     48         59
         Interruptible Transportation                     957        621
         Off-System                                    11,303      9,470
         Capacity Release & Storage                     6,646      6,054
                                                     --------   --------

              Total Throughput                         36,091     35,531
                                                     ========   ========


                                     SJG-13

Gas Purchased for Resale

     Gas purchased for resale decreased $61.9 million for the first quarter of 2002 compared with the same period in 2001 due principally to decreased gas costs for off-system sales and lower firm gas sales volume. Warmer weather and the migration of firm gas sales customers to transportation service were the main cause of the decrease in firm gas sales volume. SJG's gas cost during the first quarter of 2002 averaged $4.56/dt compared with $6.87/dt in 2001. Unlike gas costs associated with off-system sales, changes in the cost of gas sold to utility ratepayers are not reflected in Gas Purchased for Resale as incurred. Fluctuations in gas costs to ratepayers not reflected in current rates are deferred and addressed in future periods under the LGAC. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its customers. We do not anticipate any difficulty renewing or replacing expiring contracts under substantially similar terms and conditions.

Operations

     A summary of net changes in Utility Operations and Other Operations (in thousands):

                                        Three Months Ended
                                              March 31,
                                           2002 vs. 2001
                                           -------------

         Other Production Expense              $  25
         Transmission                              8
         Distribution                             89
         Customer Accounts and Services          290
         Sales                                   (12)
         Administration and General             (298)
         Other                                    49
                                               -----
                                               $ 151
                                               =====


     Costs related to our unionized workforce, that were avoided during the first quarter of 2001 as a result of the work stoppage that ended on January 17, 2001, were primarily responsible for the increase in Customer Accounts and Services costs in the first quarter 2002 as compared with first quarter 2001. Conversely, additional cost associated with administrative personnel performing the operational functions of the unionized labor workforce during the work stoppage in the first quarter of 2001 were recognized as Administration and General Expenses. These costs were not duplicated in the first quarter of 2002.

                                     SJG-14

Other Operating Expenses

     A summary of principal changes in other consolidated operating expenses (in thousands):

                                    Three Months Ended
                                         March 31,
                                      2002 vs. 2001
                                      -------------

             Maintenance                 $(1,468)
             Depreciation                    294
             Energy and Other Taxes         (633)


     Maintenance expense decreased in the first quarter 2002 primarily due to lower levels of Remediation Adjustment Clause (RAC) amortization. RAC-related expenses do not affect earnings as an offsetting amount is recognized in revenues. Depreciation is higher due to increased investment in property, plant and equipment by SJG. Changes in Energy and Other Taxes relate primarily to changes in volumes of gas sold and transported by SJG.

Interest Charges

     Interest charges were lower in the first quarter of 2002 compared with the prior year period due primarily to reductions in short-term rates on line of credit borrowings. The effect of lower short-term rates was partially offset by the interest expense associated with higher levels of long-term debt outstanding in the first quarter 2002. The debt was incurred primarily to support the expansion and upgrade of SJG's gas transmission and distribution system.

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

                                     SJG-15

     Lines of credit available to SJG totaled $145.0 million at March 31, 2002, of which $88.2 million was utilized. All but $10 million of these lines are made available through five commercial banks on an uncommitted basis. The banks and SJI review and renew the lines annually. The $10 million line is extended on a committed basis, maturing May 2003, by a sixth commercial bank. SJG has long-standing relationships with all of these banks and we believe, based upon ongoing dialogue, that there will continue to be sufficient credit available to meet our business' future liquidity needs.

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

     SJI contributed $2.5 million of capital to SJG during April 2002. Contributions of capital are credited to Other Paid-in Capital and Premium on Common Stock.

Capital Expenditures, Commitments and Contingencies

     Capital Expenditures

     SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first quarter 2002 amounted to $10.7 million. We estimate the net costs for 2002, 2003 and 2004 at approximately $60.1 million, $62.4 million and $56.3 million, respectively.

     Commitments and Contingencies

     SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments average $51.2 million annually and total $335.7 million over the contracts' lives. Approximately 70% of the financial commitment under these contracts expires during the next five years. SJG recovers all prudently incurred fees through rates via the LGAC.

                                     SJG-16

Regulatory Matters

     Rate Actions

     In November 2001, SJG filed for a $17.6 million rate reduction to its LGAC and for recovery of a 3-year net deficiency in its TAC amounting to $2.7 million. The BPU approved the LGAC rate reduction effective December 1, 2001. Also on December 1, 2001, SJG implemented recovery of its October 31, 2001 underrecovered gas costs. SJG will recover $48.9 million over three years including interest accrued since April 1, 2001. SJG will also recover interest for the 3-year amortization period at a rate of 5.75%.

     On April 10, 2002, SJG petitioned the BPU for approval of a $17.6 million refund to its LGAC customers. On May 2, 2002, the Board approved SJG's petition. Beginning in the month of May, residential and commercial LGAC customers will receive a credit to their bill reflecting this refund.

     Other matters are incorporated by reference to Note 2 to the condensed consolidated financial statements included as part of this report.

Ratio of Earnings to Fixed Charges

     The company's ratio of earnings to fixed charges for each of the periods indicated is as follows:

                                                         Twelve Months
                                                             Ended
                   Years Ended December 31,                 March 31,
       --------------------------------------------      -------------
       1997      1998      1999      2000      2001           2002
       --------------------------------------------      -------------
       2.6x      2.2x      2.5x      2.6x      2.6x           2.6x


     The ratio of earnings to fixed charges represents, on a pre-tax basis, the number of times earnings cover fixed charges. Earnings consist of net income, to which has been added fixed charges and taxes based on income of the company. Fixed charges consist of interest charges and preferred securities dividend requirements and an interest factor in rentals.


                                     SJG-17



             Item 3. Quantitative and Qualitative Disclosures About
                           Market Risks of the Company


     Commodity Market Risks

     SJG is subject to market risk due to fluctuations in natural gas prices. To limit exposure to fluctuations, SJG has at times entered into forward contracts. SJG recovers natural gas costs from ratepayers through the LGAC.

     Interest Rate Risk

     Our exposure to interest rate risk relates primarily to short-term, variable rate borrowings. A hypothetical 100 basis point increase in interest rates on $88.2 million of variable rate debt outstanding at March 31, 2002 would result in an $520,000 increase in our interest expense net of tax on an annual basis. In order to reduce exposure to an increase in interest rates on our variable rate debt, SJG entered into two interest rate swap agreements. The swaps effectively fixed the rate on $40 million of variable rate debt from April 2002 to March of 2003 at 3.57%. Our long-term debt is primarily issued at fixed rates and, consequently, interest expense is not significantly impacted by changes in market interest rates. Our debt was issued with provisions that do not permit us to pre-pay a material amount of such debt during the next 12 months to take advantage of changes in interest rates. SJG does not currently use any derivatives to hedge interest rates.




                                     SJG-18



                          PART II -- OTHER INFORMATION


                            Item l. Legal Proceedings

     Information required by this Item is incorporated by reference to Part I,
Item 1, Note 5, beginning on page 9.



                    Item 6. Exhibits and Reports on Form 8-K

                                      None



                                     SJG-19



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SOUTH JERSEY GAS COMPANY
                                  (Registrant)



Dated:  May 13, 2002           By:  /s/ David A. Kindlick
                                    ------------------------------------------
                                    David A. Kindlick
                                    Executive Vice President & Chief Financial
                                    Officer





Dated:  May 13, 2002           By:  /s/ Richard H. Walker, Jr.
                                    ------------------------------------------
                                    Richard H. Walker, Jr., Esquire
                                    Corporate Secretary & Corporate Counsel




                                     SJG-20