Form 10-Q
period 2002-06-30
SOUTH JERSEY GAS CO/NEW
filed 2002-08-14
CIK 1035216

================================================================================
                                                                    Page 1 of 21

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter Ended June 30, 2002 Commission File Number 000-22211


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

                                 Yes [X] No [ ]


As of August 1, 2002 there were 2,339,139 shares of the registrant's common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.


================================================================================



                         PART I -- FINANCIAL INFORMATION



              Item 1. Financial Statements-- See Pages 3 through 11






                                     SJG-2



                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In Thousands Except for Per Share Data)


                                                                   Three Months Ended
                                                                         June 30,
                                                          --------------------------------------
                                                                2002                 2001
                                                          -----------------    -----------------

Operating Revenues                                         $        65,007      $        81,071
                                                          -----------------    -----------------

Operating Expenses:
   Gas Purchased for Resale                                         41,093               58,560
   Utility Operations                                               10,460                9,458
   Maintenance                                                       1,673                1,788
   Depreciation                                                      5,559                5,251
   Energy and Other Taxes                                            2,039                1,864
                                                          -----------------    -----------------

      Total Operating Expenses                                      60,824               76,921
                                                          -----------------    -----------------

Operating Income                                                     4,183                4,150

Other Income and Expense - Net                                         569                   21

Interest Charges                                                     4,383                4,687

Preferred Dividend Requirements                                        764                  767
                                                          -----------------    -----------------

Loss Before Income Taxes                                              (395)              (1,283)

Income Taxes (Benefit)                                                 (70)                (377)
                                                          -----------------    -----------------

Loss from Continuing Operations                                       (325)                (906)

Loss from Discontinued Operations - Net                                  -                  (46)
                                                          -----------------    -----------------

Net Loss Applicable to Common Stock                        $          (325)     $          (952)
                                                          =================    =================

Average Shares of Common Stock Outstanding                           2,339                2,339
                                                          =================    =================

Earnings Per Common Share
   Continuing Operations                                   $         (0.14)     $         (0.39)
   Discontinued Operations - Net                                      0.00                (0.02)
                                                          -----------------    -----------------

       Earnings Per Common Share                           $         (0.14)     $         (0.41)
                                                          =================    =================

Dividends Declared Per Common Share                        $          0.87      $          1.87
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

                                     SJG-3

                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In Thousands Except for Per Share Data)


                                                                    Six Months Ended
                                                                         June 30,
                                                          --------------------------------------
                                                                2002                 2001
                                                          -----------------    -----------------

Operating Revenues                                         $       219,190      $       300,210
                                                          -----------------    -----------------

Operating Expenses:
   Gas Purchased for Resale                                        140,526              219,900
   Utility Operations                                               20,081               18,977
   Maintenance                                                       3,090                4,673
   Depreciation                                                     11,036               10,434
   Energy and Other Taxes                                            5,822                6,280
                                                          -----------------    -----------------

      Total Operating Expenses                                     180,555              260,264
                                                          -----------------    -----------------

Operating Income                                                    38,635               39,946

Other Income and Expense - Net                                         454                   70

Interest Charges                                                     8,887               10,253

Preferred Dividend Requirements                                      1,529                1,533
                                                          -----------------    -----------------

Income Before Income Taxes                                          28,673               28,230

Income Taxes                                                        12,059               11,953
                                                          -----------------    -----------------

Income from Continuing Operations                                   16,614               16,277

Loss from Discontinued Operations - Net                                  -                  (97)
                                                          -----------------    -----------------

Net Income Applicable to Common Stock                      $        16,614      $        16,180
                                                          =================    =================

Average Shares of Common Stock Outstanding                           2,339                2,339
                                                          =================    =================

Earnings Per Common Share
   Continuing Operations                                   $          7.10      $          6.96
   Discontinued Operations - Net                                      0.00                (0.04)
                                                          -----------------    -----------------

       Earnings Per Common Share                           $          7.10      $          6.92
                                                          =================    =================

Dividends Declared Per Common Share                        $          2.82      $          3.74
                                                          =================    =================


The accompanying footnotes are an integral part of the financial statements.

                                     SJG-4

                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                             (Unaudited)
                                                                               June 30,                   December 31,
                                                                  --------------------------------------------------------
                                                                       2002                2001               2001
                                                                  ---------------    ----------------   ------------------
Assets

Property, Plant and Equipment:
   Utility Plant, at original cost                                 $     822,053      $      783,349      $       805,440
     Accumulated Depreciation                                           (229,078)           (215,429)            (221,457)
                                                                  ---------------    ----------------   ------------------

          Property, Plant and Equipment - Net                            592,975             567,920              583,983
                                                                  ---------------    ----------------   ------------------

Available-for-Sale Securities                                              3,249               2,689                3,093
                                                                  ---------------    ----------------   ------------------

Current Assets:
   Cash and Cash Equivalents                                               4,129               3,962                3,276
   Accounts Receivable                                                    41,258              58,471               39,243
   Unbilled Revenues                                                       8,482              10,953               32,398
   Provision for Uncollectibles                                           (1,877)             (1,732)              (1,916)
   Natural Gas in Storage, average cost                                   39,047              41,487               59,778
   Materials and Supplies, average cost                                    3,755               4,061                3,818
   Prepaid Taxes                                                          11,621              13,872                4,650
   Prepayments and Other Current Assets                                    3,941               3,072                2,799
                                                                  ---------------    ----------------   ------------------

          Total Current Assets                                           110,356             134,146              144,046
                                                                  ---------------    ----------------   ------------------

Regulatory Assets:
   Environmental Remediation Costs:
     Expended - Net                                                        7,016              11,287               12,831
     Liability for Future Expenditures                                    48,790              51,029               48,790
   Gross Receipts and Franchise Taxes                                      2,032               2,476                2,254
   Income Taxes - Flowthrough Depreciation                                 9,086              10,064                9,575
   Deferred Fuel Cost - Net                                               37,414              37,480               36,798
   Deferred Postretirement Benefit Costs                                   3,969               4,347                4,158
   Other Regulatory Assets                                                 5,476               2,257                2,386
                                                                  ---------------    ----------------   ------------------

      Total Regulatory Assets                                            113,783             118,940              116,792
                                                                  ---------------    ----------------   ------------------

Other Non-Current Assets:
   Unamortized Debt Discount and Expense                                   5,709               5,024                5,957
   Other                                                                   3,080               1,606                3,935
                                                                  ---------------    ----------------   ------------------

          Total Regulatory and Other Non-Current Assets                    8,789               6,630                9,892
                                                                  ---------------    ----------------   ------------------

               Total Assets                                        $     829,152      $      830,325      $       857,806
                                                                  ===============    ================   ==================


The accompanying footnotes are an integral part of the financial statements.

                                     SJG-5


                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                             (Unaudited)
                                                                               June 30,                   December 31,
                                                                  --------------------------------------------------------
                                                                       2002                2001               2001
                                                                  ---------------    ----------------   ------------------
Capitalization and Liabilities

Common Equity:
   Common Stock, Par Value $2.50 per share:
      Authorized - 4,000,000 shares
      Outstanding - 2,339,139 shares                               $       5,848      $        5,848      $         5,848
   Other Paid-In Capital and Premium on Common Stock                     135,317             125,817              132,817
   Accumulated Other Comprehensive Loss                                   (2,083)                  -               (1,939)
   Retained Earnings                                                      79,269              72,866               69,256
                                                                  ---------------    ----------------   ------------------

          Total Common Equity                                            218,351             204,531              205,982
                                                                  ---------------    ----------------   ------------------

Preferred Stock and Securities:
   Redeemable Cumulative Preferred - Par Value $100 per share,
     Authorized 41,966 shares, respectively
     Outstanding:
      Series B, 8% - 16,904 shares                                         1,690               1,690                1,690
   Company-Guaranteed Mandatorily Redeemable Preferred
    Securities of Subsidiary Trust, Par Value $25 per share,
    1,400,000 shares, Authorized and Outstanding                          35,000              35,000               35,000
                                                                  ---------------    ----------------   ------------------

          Total Preferred Stock and Securities                            36,690              36,690               36,690
                                                                  ---------------    ----------------   ------------------

Long-Term Debt                                                           217,514             195,247              230,247
                                                                  ---------------    ----------------   ------------------

          Total Capitalization                                           472,555             436,468              472,919
                                                                  ---------------    ----------------   ------------------

Current Liabilities:
   Notes Payable                                                         102,900             138,600              135,500
   Current Maturities of Long-Term Debt                                    9,733              11,876                9,733
   Accounts Payable                                                       29,705              35,856               32,391
   Deferred Income Taxes - Net                                            25,074              29,592               25,503
   Customer Deposits                                                       6,484               5,516                5,976
   Environmental Remediation Costs                                        11,052              15,872               11,052
   Taxes Accrued                                                           2,823                 483                2,904
   Derivatives                                                               243                   -                    -
   Interest Accrued and Other Current Liabilities                         10,189              11,017                7,752
                                                                  ---------------    ----------------   ------------------

          Total Current Liabilities                                      198,203             248,812              230,811
                                                                  ---------------    ----------------   ------------------

Deferred Credits and Other Non-Current Liabilities:
   Deferred Income Taxes - Net                                            92,882              86,682               86,172
   Environmental Remediation Costs                                        37,738              35,157               37,738
   Pension and Other Postretirement Benefits                              15,022              11,148               17,736
   Investment Tax Credits                                                  3,992               4,340                4,166
   Other                                                                   8,760               7,718                8,264
                                                                  ---------------    ----------------   ------------------

            Total Deferred Credits and Other Non-Current
             Liabilities                                                 158,394             145,045              154,076
                                                                  ---------------    ----------------   ------------------

Commitments and Contingencies  (Note 5)

               Total Capitalization and Liabilities                $     829,152      $      830,325      $       857,806
                                                                  ===============    ================   ==================


The accompanying footnotes are an integral part of the financial statements.

                                     SJG-6


                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                                       Six Months Ended
                                                                                                           June 30,
                                                                                             -------------------------------------
                                                                                                   2002                 2001
                                                                                             ----------------     ----------------
Cash Flows from Operating Activities:
  Net Income Applicable to Common Stock                                                        $      16,614        $      16,180
  Adjustments to Reconcile Net Income to Cash Flows
   Provided by Operating Activities:
    Depreciation and Amortization                                                                     12,204               11,586
    Provision for Losses on Accounts Receivable                                                          860                  680
    Revenues and Fuel Costs Deferred - Net                                                              (616)              (8,670)
    Deferred and Non-Current Income Taxes and Credits - Net                                            6,606                8,554
    Environmental Remediation Costs - Net                                                              5,815                7,187
    Changes in:
      Accounts Receivable                                                                             21,002               41,614
      Inventories                                                                                     20,794               (9,742)
      Prepayments and Other Current Assets                                                            (1,141)                (432)
      Prepaid and Accrued Taxes - Net                                                                 (7,052)              (9,871)
      Accounts Payable and Other Accrued Liabilities                                                     259              (40,876)
    Other - Net                                                                                       (3,062)              (1,252)
                                                                                             ----------------     ----------------

        Net Cash Provided by Operating Activities                                                     72,283               14,958
                                                                                             ----------------     ----------------

Cash Flows from Investing Activities:
  Capital Expenditures, Cost of Removal and Salvage                                                  (21,773)             (21,561)
  Purchase of Available-for-Sale Securities                                                             (194)                (252)
                                                                                             ----------------     ----------------

        Net Cash Used in Investing Activities                                                        (21,967)             (21,813)
                                                                                             ----------------     ----------------

Cash Flows from Financing Activities:
  Net (Repayments of) Borrowings from Lines of Credit                                                (32,600)              24,700
  Principal Repayments of Long-Term Debt                                                             (12,733)              (9,734)
  Dividends on Common Stock                                                                           (6,600)              (8,750)
  Proceeds from Issuance of Long-Term Debt                                                               (30)                (114)
  Additional Investment by Shareholder                                                                 2,500                    -
                                                                                             ----------------     ----------------

        Net Cash (Used in) Provided by Financing Activities                                          (49,463)               6,102
                                                                                             ----------------     ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                                                     853                 (753)
Cash and Cash Equivalents at Beginning of Period                                                       3,276                4,715
                                                                                             ----------------     ----------------

Cash and Cash Equivalents at End of Period                                                     $       4,129        $       3,962
                                                                                             ================     ================


The accompanying footnotes are an integral part of the financial statements.

                                     SJG-7


        Notes to Condensed Consolidated Financial Statements (Unaudited)


Note 1.  Significant Accounting Practices:

         Consolidation -- The consolidated financial statements include the accounts of South Jersey Gas Company (SJG) and its wholly-owned statutory trust subsidiary, SJG Capital Trust. All significant intercompany accounts and transactions were eliminated. We reclassified some previously reported amounts to conform with current year classifications. In our opinion, the condensed consolidated financial statements reflect all adjustments needed to fairly present SJG's financial position and operating results at the dates and for the periods presented. Our businesses are subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year's operating results. The financial statements should be read in conjunction with SJG's 2001 Form 10K.

         South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of SJG.

         Estimates and Assumptions -- Our financial statements are prepared to conform with generally accepted accounting principles. Management makes estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Therefore, actual results could differ from those estimates.

         Derivative Instruments -- In April 2002, we executed an interest rate swap that effectively fixes the interest rate on $40 million of bank debt at 3.57% through March 15, 2003.

         We entered into this interest rate swap agreement to hedge the exposure to an increase in interest rates with respect to our variable rate debt. The differential to be paid or received as a result of this swap agreement is accrued as interest rates change and recognized as an adjustment to interest expense. This interest rate swap is accounted for as a cash flow hedge pursuant to Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" adopted January 1, 2001. As of June 30, 2002, the market value of this swap was ($242,891), which represents the amount we would pay to terminate this contract as of that date. This balance is included on the 2002 condensed consolidated balance sheet under the caption Derivatives. As of June 30, 2002, we calculated the swap to be highly effective; therefore, the offset to the hedge liability is recorded, net of taxes, in Accumulated Other Comprehensive Loss.

         Fair value of the derivative investments is determined by reference quotations from independent parties.

          New Accounting Pronouncements -- In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SJG expects to adopt Statement No. 143 in 2003.

                                     SJG-8


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

         Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas supplier. As of June 30, , 2002, 66,758 of SJG's customers were purchasing their gas commodity from someone other than SJG. The bills of those using a gas supplier other than SJG are reduced for cost of gas charges and applicable taxes. SJG's net income, financial condition and margins are not affected as a result of the unbundling.

         On November 15, 2001, SJG filed for a $17.6 million reduction to its LGAC and for recovery of a 3-year net deficiency in the Temperature Adjustment Clause (TAC) amounting to $2.7 million. The BPU approved the LGAC reduction effective December 1, 2001, but has yet to approve the TAC adjustment. Also on December 1, 2001, SJG implemented recovery of its October 31, 2001 underrecovered gas costs through its new GCUA clause. We will recover $48.9 million over three years including interest accrued since April 1, 2001. We will also recover interest for the 3-year amortization period at a rate of 5.75%.

         In May 2002, SJG received approval from the BPU to reduce its overcollected LGAC balance by $17.6 million. The BPU order approved the company's request to issue credits on customer bills proportionate with each customer's contribution to the overcollection. This refund did not affect SJG's net income or financial condition.

                                     SJG-9


Note 3.  Common Equity:

         Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on our common stock. SJG's retained earnings, which are free of these restrictions, were approximately $77.5 million as of June 30, 2002.

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

Note 4.  Discontinued Operations:

         In 2001, SJG formally discontinued the merchandising segment of its operations. Summarized operating results of the discontinued operations were (in thousands):

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                       2002       2001       2002        2001
                                     -------------------------------------------

Operating Revenues                   $   26     $   383     $   26     $  556
                                     ===========================================

Loss before Income Taxes             $    -     $  (78)     $    -     $ (164)
Income Tax                                -         32           -         67
                                     -------------------------------------------
Loss from Discontinued Operations    $    -     $  (46)     $    -     $  (97)
                                     ===========================================

Loss Per Common Share from
 Discontinued Operations - Net       $ 0.00     $(0.02)     $ 0.00     $(0.04)
                                     ===========================================


Note 5.  Commitments and Contingencies:

         Construction and Environmental Commitments -- SJG's estimated cost of construction and environmental remediation programs for 2002 totals $60.1 million. Commitments were made regarding these programs.

         Pending Litigation -- SJG is subject to claims arising in the ordinary course of business and other legal proceedings. We set up reserves when these claims become apparent. We also maintain insurance and record probable insurance recoveries relating to outstanding claims. In Management's opinion, the ultimate disposition of these claims will not have a material adverse effect on SJG's financial position, results of operations or liquidity.

         Environmental Remediation Costs -- SJG incurred and recorded costs for environmental clean up of sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s.

                                     SJG-10


         SJG successfully entered into settlements with all of its historic comprehensive general liability carriers regarding the environmental remediation expenditures at our sites. Also, we have purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that we will be required to make at 11 of our sites. This policy will be in force until 2024 at 10 sites and until 2029 at one site. The following future cost estimates were reduced by projected insurance recoveries from the Cleanup Cost Cap Insurance Policy.

         Since the early 1980s, SJG accrued estimated environmental remediation costs of $128.5 million, of which $79.7 million was spent as of June 30, 2002. With the assistance of a consulting firm, we estimate that future costs to clean up SJG's sites will range from $48.8 million to $143.5 million. We recorded the lower end of this range as a liability. It is reflected on the 2002 condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing remediation technology, government regulations and site-specific requirements.

         SJG has two regulatory assets associated with environmental cost (see
Note 1 under Other Regulatory Assets). The first asset is titled Environmental Remediation Cost: Expended - Net. This asset represents what was actually spent to clean up former gas manufacturing plant sites, net of recoveries. These costs meet the requirements of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." The BPU allows SJG to recover expenditures through the RAC.

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

         As of June 30, 2002, we reflected SJG's unamortized remediation costs of $7.0 million on the condensed consolidated balance sheet under the caption Regulatory and Other Non-Current Assets. Since implementing the RAC in 1992, SJG recovered $32.4 million through rates as of June 30, 2002.

                                     SJG-11




            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Overview

         South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas to 291,691 customers in the seven southernmost counties of New Jersey. SJG also:

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

Customer Choice Legislation

         All natural gas customers in New Jersey are able to choose their gas supplier. As of June 30, 2002, 66,758 SJG customers chose a natural gas supplier other than the utility. This number increased from 33,520 at June 30, 2001 as third party marketers were able to offer natural gas at prices competitive with those available to consumers under regulated utility tariffs. The bills of

                                     SJG-12


customers choosing to purchase natural gas from providers other than the utility are reduced for cost of gas charges and applicable taxes. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs and taxes. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition.

Temperature Adjustment Clause

         SJG's Board of Public Utilities approved Temperature Adjustment Clause
(TAC) had the following impacts on 2002 and 2001 second quarter and six month net earnings:

                                               2002             2001
                                            --------------------------

TAC Adjustment Increase (Decrease) to
   Net Income ($ in thousands)

      Quarter Ended 6/30                    $    247          $    272
      Six Months Ended 6/30                 $  3,249          $    132


         While the revenue and income impacts of TAC adjustments are recorded as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next TAC year. Each TAC year begins October 1.

Results of Operations - Three and Six Months Ended June 30, 2002
Compared to Three and Six Months Ended June 30, 2001

Operating Revenues

         Revenues decreased $16.1 million and $81.0 million in the second quarter and first six months of 2002 compared with the prior year periods. The decreases were primarily due to three factors. First, weather in the second quarter 2002 was 1.4% warmer and 14.5% warmer for the first six months than the prior year periods. Second, a significantly higher number of residential customers utilized a third party marketer instead of SJG as their gas supplier. Third, off-system sales revenues decreased for the second quarter and the first six months of 2002 primarily due to lower prices for natural gas sold. Lower off-system sales volumes in the second quarter 2002 contributed to the decrease in sales revenues over last year, however, sales volumes year-to-date are slightly higher. Partially offsetting the effect of these factors was an additional 7,711 customers compared to same time last year.

         As a result of SJG's TAC, revenues from utility ratepayers are closely tied to 20-year normal temperatures calculated under the TAC and not actual temperatures. While the TAC significantly reduces fluctuations in revenues related to temperature, as a general rule, revenues continue to be positively impacted by colder weather and negatively impacted by warmer weather. Weather was 9.2% warmer and 15.5% warmer for the second quarter and first six months of 2002, respectively, than the 20-year average. In comparison, weather for the

                                     SJG-13


second quarter and first six months of 2001 was 7.9% warmer and 1.2% warmer, respectively, than the 20-year average.

         The following is a comparison of operating revenue and throughput for the three and six month periods ended June 30, 2002 vs. the same periods ended June 30, 2001.

                                                     Three Months Ended              Six Months Ended
                                                          June 30,                        June 30,
                                                    2002            2001             2002           2001
                                               -----------------------------------------------------------
Utility Operating Revenues (Thousands):
  Firm
    Residential                                $    25,133     $    28,464      $   101,232    $   124,823
    Commercial                                       6,111          11,692           28,655         51,525
    Industrial                                         838             555            2,547          2,503
    Cogeneration & Electric Generation               2,963           2,009            3,579          2,657
    Firm Transportation                              8,394           5,027           22,658         14,459
                                               -----------------------------------------------------------

      Total Firm Utility Operating Revenues         43,439          47,747          158,671        195,967

  Interruptible                                        307             251              546            937
  Interruptible Transportation                         327             285              802            597
  Off-System                                        18,908          31,478           54,661         98,673
  Capacity Release & Storage                         1,136           1,022            2,830          2,848
  Other                                                890             288            1,680          1,188
                                               -----------------------------------------------------------

      Total Utility Operating Revenues         $    65,007     $    81,071      $   219,190    $   300,210
                                               ===========================================================

Throughput (MMcf):
  Firm
    Residential                                      2,229           2,215            9,371         11,372
    Commercial                                         684           1,091            3,018          5,305
    Industrial                                          24              25              115            173
    Cogeneration & Electric Generation                 635             352              722            376
    Firm Transportation                              5,311           4,802           12,794         10,586
                                                ----------------------------------------------------------

      Total Firm Throughput                          8,883           8,485           26,020         27,812

  Interruptible                                         55              57              103            116
  Interruptible Transportation                         683             609            1,640          1,230
  Off-System                                         4,940           6,153           16,243         15,623
  Capacity Release and Other                        10,498           5,673           17,144         11,727
                                                ----------------------------------------------------------

      Total Throughput                              25,059          20,977           61,150         56,508
                                                ==========================================================


                                     SJG-14

Gas Purchased for Resale

         Gas purchased for resale decreased $17.5 million and $79.4 million for the second quarter and first six months of 2002 compared with the same periods in 2001. The second quarter decrease was due principally to lower gas costs for off-system sales. The first six months decrease was also due to lower gas costs for off-system sales, as well as lower firm gas sales volume. Warmer weather and the migration of firm gas sales customers to transportation service were the main causes of the decrease in firm gas sales volume. SJG's gas cost during the first six months of 2002 averaged $4.60/dt compared with $5.91/dt in 2001. Unlike gas costs associated with off-system sales, changes in the cost of gas sold to utility ratepayers are not reflected in Gas Purchased for Resale as incurred. Fluctuations in gas costs to ratepayers not reflected in current rates are deferred and addressed in future periods under the Levelized Gas Adjustment Clause (LGAC) embedded in the utility rate structure. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its customers. We do not anticipate any difficulty renewing or replacing expiring contracts under substantially similar terms and conditions.

Operations

         A summary of net changes in Utility Operations (in thousands):

                                   Three Months Ended    Six Months Ended
                                         June 30,             June 30,
                                      2002 vs. 2001        2002 vs. 2001
                                      ----------------------------------

Other Production Expense                $        4           $      29
Transmission                                     3                  11
Distribution                                   (71)                 18
Customer Accounts and Services                 496                 786
Sales                                           23                  11
Administration and General                     547                 249
                                        ------------------------------
                                        $    1,002           $   1,104
                                        ==============================


         Customer Accounts and Services Costs increased primarily due to higher bad debt expense as accounts previously shut off for nonpayment were determined to be uncollectible. Administration and General Costs were higher due to increases in pension and employee welfare expenses primarily resulting from effects of the continuing poor performance of financial markets on retirement plan assets and increasing health care costs.

                                     SJG-15


Other Operating Expenses

         A summary of principal changes in other consolidated operating expenses (in thousands):

                           Three Months Ended         Six Months Ended
                                 June 30,                  June 30,
                              2002 vs. 2001             2002 vs. 2001
                              ---------------------------------------

 Maintenance                  $     (115)                $   (1,583)
 Depreciation                 $      308                 $      602
 Energy and Other Taxes       $      175                 $     (458)


         Maintenance expense decreased in the first six months of 2002 primarily due to lower levels of Remediation Adjustment Clause (RAC) amortization recognized during the first quarter. RAC-related expenses do not affect earnings as an offsetting amount is recognized in revenues. Depreciation is higher due to increased investment in property, plant and equipment by SJG. Changes in Energy and Other Taxes relate primarily to changes in SJG's firm and interruptible throughput of gas.

Other Income and Expense

         Other income and expense was higher in the second quarter and the first six months of 2002 compared with the prior year periods due to a pre-tax gain of $639,300 on the sale of stock received as a result of the demutualization of Prudential's mutual life insurance company.

Interest Charges

         Interest charges were lower in the second quarter and the first six months of 2002 compared with the prior year periods due primarily to reductions in short-term rates on line of credit borrowings. The effect of lower short-term rates was partially offset by the interest expense associated with higher levels of long-term debt outstanding in the first six months of 2002. The debt was incurred primarily to support the expansion and upgrade of SJG's gas transmission and distribution system.

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

                                     SJG-16

         We first seek to meet liquidity needs with cash from operations. We utilize short-term borrowings under lines of credit from commercial banks to supplement cash from operations where necessary.

         Lines of credit available to SJG totaled $120.0 million at June 30, 2002, of which $102.9 million was utilized. All but $10 million of these lines are made available through five commercial banks on an uncommitted basis. The banks and SJI review and renew the lines annually. The $10 million line is extended on a committed basis, maturing May 2003, by a sixth commercial bank. SJG has long-standing relationships with all of these banks and we believe, based upon ongoing dialogue, that there will continue to be sufficient credit available to meet our business' future liquidity needs.

         SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has utilized long-term debt, primarily in the form of First Mortgage Bonds, to finance its long-term needs. These needs are primarily capital expenditures for property, plant and equipment. Since 1998, SJG has financed these needs via a Medium Term Note (MTN) program, secured in similar fashion to the First Mortgage Bonds. In July 2001, SJG issued the final $35 million of notes available under that program in three transactions:
$10 million at 6.74% maturing 2011; $15 million at 6.57% maturing 2011; and $10 million at 6.50% maturing 2016. We used note proceeds to retire short-term debt. We anticipate establishing a new MTN program during the third quarter of 2002. Current maturities on long-term debt over the next five years are as follows:
$9.7 million in 2002; $12.9 million per year in 2003 through 2005; and $11.2 million in 2006.

         SJI contributed $2.5 million of capital to SJG during April 2002. Contributions of capital are credited to Other Paid-in Capital and Premium on Common Stock.

Capital Expenditures, Commitments and Contingencies

         Capital Expenditures

         SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first six months of 2002 amounted to $16.0 million. We estimate the net costs for 2002, 2003 and 2004 at approximately $60.1 million, $62.4 million and $56.3 million, respectively.

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

                                     SJG-17


Regulatory Matters

         Rate Actions

         In November 2001, SJG filed for a $17.6 million rate reduction to its LGAC and for recovery of a 3-year net deficiency in its TAC amounting to $2.7 million. The BPU approved the LGAC rate reduction effective December 1, 2001 but has yet to approve the TAC adjustment. Also on December 1, 2001, SJG implemented recovery of its October 31, 2001 underrecovered gas costs. SJG was authorized to recover $48.9 million over three years including interest accrued since April 1, 2001. SJG recovered $9.8 million as of June 30, 2002. SJG will also recover interest for the 3-year amortization period at a rate of 5.75%.

         In May 2002, SJG received approval from the BPU to reduce its overcollected LGAC balance by $17.6 million. The BPU order approved the company's request to issue credits on customer bills coincident with each customer's contribution to the overcollection. This refund did not affect SJG's net income or financial condition.

         Other matters are incorporated by reference to Note 2 to the condensed consolidated financial statements included as part of this report.

Ratio of Earnings to Fixed Charges

         The company's ratio of earnings to fixed charges for each of the periods indicated is as follows:

                                                                 Twelve Months
                                                                     Ended
                   Years Ended December 31,                         June 30,
                   ------------------------                         --------

 1997         1998         1999         2000         2001             2002
 ----         ----         ----         ----         ----             ----
 2.6x         2.2x         2.5x         2.6x         2.6x             2.7x


         The ratio of earnings to fixed charges represents, on a pre-tax basis, the number of times earnings cover fixed charges. Earnings consist of net income, to which has been added fixed charges and taxes based on income of the company. Fixed charges consist of interest charges and preferred securities dividend requirements and an interest factor in rentals.

                                     SJG-18


             Item 3. Quantitative and Qualitative Disclosures About
                           Market Risks of the Company


         Commodity Market Risks

         SJG is subject to market risk due to fluctuations in natural gas prices. To limit exposure to fluctuations, SJG has at times entered into forward contracts. SJG recovers natural gas costs from ratepayers through the LGAC.

         Interest Rate Risk

         Our exposure to interest rate risk relates primarily to short-term, variable rate borrowings. A hypothetical 100 basis point increase in interest rates on $102.9 million of variable rate debt outstanding at June 30, 2002 would result in an $607,000 increase in our interest expense net of tax on an annual basis. In order to reduce exposure to an increase in interest rates on our variable rate debt, SJG entered into two interest rate swap agreements. The swaps effectively fixed the rate on $40 million of variable rate debt from April 2002 to March of 2003 at 3.57%. Our long-term debt is primarily issued at fixed rates and, consequently, interest expense is not significantly impacted by changes in market interest rates. SJG has $17.5 million of 9% first mortgage bonds that are prepayable at a premium beginning in September 2002. It is likely that these bonds will be prepaid and replaced with a debt issuance under a new medium term note program. Otherwise, our debt was issued with provisions that do not permit us to pre-pay a material amount of such debt during the next 12 months to take advantage of changes in interest rates.

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

                            SOUTH JERSEY GAS COMPANY
                                  (Registrant)



 Dated:  August 13, 2002    By:  /s/ Charles Biscieglia
                                -----------------------------------------------
                                     Charles Biscieglia
                                     President & Chief Executive Officer




 Dated:  August 13, 2002    By:  /s/ David A. Kindlick
                                -----------------------------------------------
                                     David A. Kindlick
                                     Executive Vice President & Chief Financial
                                     Officer



                                     SJG-21