Form 10-Q
period 2002-09-30
SOUTH JERSEY GAS CO/NEW
filed 2002-11-14
CIK 1035216

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 1, 2002 there were 2,339,139 shares of the registrant's common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

================================================================================



                         PART I -- FINANCIAL INFORMATION



              Item 1. Financial Statements -- See Pages 3 through 13




                                     SJG-2

                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In Thousands Except for Per Share Data)

                                                                 Three Months Ended
                                                                     September 30,
                                                        --------------------------------------
                                                              2002                 2001
                                                        -----------------    -----------------
Operating Revenues                                       $        51,764      $        57,592
                                                        -----------------    -----------------

Operating Expenses:
   Gas Purchased for Resale                                       34,397               40,007
   Utility Operations                                              9,802                9,952
   Maintenance                                                     1,537                1,554
   Depreciation                                                    5,622                5,313
   Energy and Other Taxes                                          1,398                1,415
                                                        -----------------    -----------------

      Total Operating Expenses                                    52,756               58,241
                                                        -----------------    -----------------

Operating Loss                                                      (992)                (649)

Other Income and Expense - Net                                       (89)                (117)

Interest Charges                                                   4,397                5,129

Preferred Dividend Requirements                                      764                  764
                                                        -----------------    -----------------

Loss Before Income Tax Benefit                                    (6,242)              (6,659)

Income Tax Benefit                                                (2,454)              (2,593)
                                                        -----------------    -----------------

Loss from Continuing Operations                                   (3,788)              (4,066)

Loss from Discontinued Operations - Net                                -                   (8)
                                                        -----------------    -----------------

Net Loss Applicable to Common Stock                      $        (3,788)     $        (4,074)
                                                        =================    =================

Average Shares of Common Stock Outstanding                         2,339                2,339
                                                        =================    =================

Earnings Per Common Share
   Continuing Operations                                 $         (1.62)     $         (1.74)
   Discontinued Operations - Net                                    0.00                 0.00
                                                        -----------------    -----------------

       Earnings Per Common Share                         $         (1.62)     $         (1.74)
                                                        =================    =================

Dividends Declared Per Common Share                      $          0.88      $          1.87
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

                                     SJG-3

                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In Thousands Except for Per Share Data)

                                                                  Nine Months Ended
                                                                     September 30,
                                                        --------------------------------------
                                                              2002                 2001
                                                        -----------------    -----------------
Operating Revenues                                       $       270,954      $       357,802
                                                        -----------------    -----------------

Operating Expenses:
   Gas Purchased for Resale                                      174,923              259,907
   Utility Operations                                             29,883               28,929
   Maintenance                                                     4,627                6,227
   Depreciation                                                   16,658               15,747
   Energy and Other Taxes                                          7,220                7,695
                                                        -----------------    -----------------

      Total Operating Expenses                                   233,311              318,505
                                                        -----------------    -----------------

Operating Income                                                  37,643               39,297

Other Income and Expense - Net                                       365                  (47)

Interest Charges                                                  13,284               15,382

Preferred Dividend Requirements                                    2,293                2,297
                                                        -----------------    -----------------

Income Before Income Taxes                                        22,431               21,571

Income Taxes                                                       9,605                9,360
                                                        -----------------    -----------------

Income from Continuing Operations                                 12,826               12,211

Loss from Discontinued Operations - Net                                -                 (105)
                                                        -----------------    -----------------

Net Income Applicable to Common Stock                    $        12,826      $        12,106
                                                        =================    =================

Average Shares of Common Stock Outstanding                         2,339                2,339
                                                        =================    =================

Earnings Per Common Share
   Continuing Operations                                 $          5.48      $          5.22
   Discontinued Operations - Net                                    0.00                (0.04)
                                                        -----------------    -----------------

       Earnings Per Common Share                         $          5.48      $          5.18
                                                        =================    =================

Dividends Declared Per Common Share                      $          3.70      $          5.61
                                                        =================    =================


The accompanying footnotes are an integral part of the financial statements.

                                     SJG-4



                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                           (Unaudited)
                                                                                          September 30,             December 31,
                                                                               ---------------------------------------------------
                                                                                     2002              2001             2001
                                                                               ----------------  ---------------  ----------------
Assets

Property, Plant and Equipment:
   Utility Plant, at original cost                                               $     833,060    $     793,471     $     805,440
     Accumulated Depreciation                                                         (232,685)        (218,422)         (221,457)
                                                                               ----------------  ---------------  ----------------

          Property, Plant and Equipment - Net                                          600,375          575,049           583,983
                                                                               ----------------  ---------------  ----------------

Available-for-Sale Securities                                                            3,394            2,962             3,093
                                                                               ----------------  ---------------  ----------------

Current Assets:
   Cash and Cash Equivalents                                                             4,223            3,311             3,276
   Accounts Receivable                                                                  31,675           33,244            39,243
   Unbilled Revenues                                                                     6,328            7,100            32,398
   Provision for Uncollectibles                                                         (1,872)          (1,931)           (1,916)
   Natural Gas in Storage, average cost                                                 53,739           63,758            59,778
   Materials and Supplies, average cost                                                  3,737            4,033             3,818
   Prepaid Taxes                                                                        13,938           13,355             4,650
   Prepayments and Other Current Assets                                                  3,824            2,837             2,799
                                                                               ----------------  ---------------  ----------------

          Total Current Assets                                                         115,592          125,707           144,046
                                                                               ----------------  ---------------  ----------------

Regulatory Assets:
   Environmental Remediation Costs:
     Expended - Net                                                                      6,891           12,309            12,831
     Liability for Future Expenditures                                                  48,790           51,029            48,790
   Gross Receipts and Franchise Taxes                                                    1,922            2,365             2,254
   Income Taxes - Flowthrough Depreciation                                               8,841            9,819             9,575
   Deferred Fuel Cost - Net                                                             44,967           44,452            36,798
   Deferred Postretirement Benefit Costs                                                 3,875            4,252             4,158
   Other Regulatory Assets                                                               6,153            2,307             2,386
                                                                               ----------------  ---------------  ----------------

          Total Regulatory Assets                                                      121,439          126,533           116,792
                                                                               ----------------  ---------------  ----------------

Other Non-Current Assets:
   Unamortized Debt Discount and Expense                                                 5,646            5,948             5,957
   Other                                                                                 2,713            1,154             3,935
                                                                               ----------------  ---------------  ----------------

          Total Other Non-Current Assets                                                 8,359            7,102             9,892
                                                                               ----------------  ---------------  ----------------

               Total Assets                                                      $     849,159    $     837,353     $     857,806
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

                                     SJG-5

                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                          (Unaudited)
                                                                                         September 30,              December 31,
                                                                               ---------------------------------------------------
                                                                                     2002             2001              2001
                                                                               ----------------  ---------------  ----------------
Capitalization and Liabilities

Common Equity:
   Common Stock, Par Value $2.50 per share:
      Authorized - 4,000,000 shares
      Outstanding - 2,339,139 shares                                             $       5,848    $       5,848     $       5,848
   Other Paid-In Capital and Premium on Common Stock                                   135,317          125,817           132,817
   Accumulated Other Comprehensive Loss                                                 (2,080)               -            (1,939)
   Retained Earnings                                                                    73,431           64,416            69,256
                                                                               ----------------  ---------------  ----------------

          Total Common Equity                                                          212,516          196,081           205,982
                                                                               ----------------  ---------------  ----------------

Preferred Stock and Securities:
   Redeemable Cumulative Preferred  -  Par Value $100 per share,
      Authorized 41,966 shares, Outstanding 16,904 shares 8% Series                      1,690            1,690             1,690
   Company-Guaranteed Mandatorily Redeemable Preferred
      Securities of Subsidiary Trust, Par Value $25 per share,
      1,400,000 shares Authorized and Outstanding                                       35,000           35,000            35,000
                                                                               ----------------  ---------------  ----------------

          Total Preferred Stock and Securities                                          36,690           36,690            36,690
                                                                               ----------------  ---------------  ----------------

Long-Term Debt                                                                         214,364          230,247           230,247
                                                                               ----------------  ---------------  ----------------

          Total Capitalization                                                         463,570          463,018           472,919
                                                                               ----------------  ---------------  ----------------

Current Liabilities:
   Notes Payable                                                                       127,000          125,500           135,500
   Current Maturities of Long-Term Debt                                                 12,883           11,876             9,733
   Accounts Payable                                                                     28,351           27,697            32,391
   Deferred Income Taxes - Net                                                          24,912           26,172            25,503
   Customer Deposits                                                                     6,575            5,646             5,976
   Environmental Remediation Costs                                                      11,052           15,872            11,052
   Taxes Accrued                                                                         1,016              971             2,904
   Derivatives                                                                             238                -                 -
   Interest Accrued and Other Current Liabilities                                        8,780           12,514             7,752
                                                                               ----------------  ---------------  ----------------

          Total Current Liabilities                                                    220,807          226,248           230,811
                                                                               ----------------  ---------------  ----------------

Deferred Credits and Other Non-Current Liabilities:
   Deferred Income Taxes - Net                                                          96,237           88,223            86,172
   Environmental Remediation Costs                                                      37,738           35,157            37,738
   Pension and Other Postretirement Benefits                                            16,033           11,795            17,736
   Investment Tax Credits                                                                3,906            4,253             4,166
   Other                                                                                10,868            8,659             8,264
                                                                               ----------------  ---------------  ----------------

            Total Deferred Credits and Other Non-Current Liabilities                   164,782          148,087           154,076
                                                                               ----------------  ---------------  ----------------

Commitments and Contingencies  (Note 6)

               Total Capitalization and Liabilities                              $     849,159    $     837,353     $     857,806
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

                                     SJG-6

                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                  -------------------------------------
                                                                        2002                 2001
                                                                  ----------------     ----------------
Cash Flows from Operating Activities:
  Net Income Applicable to Common Stock                             $      12,826        $      12,106
  Adjustments to Reconcile Net Income to Cash Flows
   Provided by Operating Activities:
    Depreciation and Amortization                                          18,366               17,464
    Provision for Losses on Accounts Receivable                             1,469                1,046
    Revenues and Fuel Costs Deferred - Net                                 (8,169)             (15,642)
    Deferred and Non-Current Income Taxes and Credits - Net                 9,910                6,787
    Environmental Remediation Costs - Net                                   5,940                6,165
    Changes in:
      Accounts Receivable                                                  32,125               70,416
      Inventories                                                           6,120              (31,985)
      Prepayments and Other Current Assets                                 (1,025)                (197)
      Prepaid and Accrued Taxes - Net                                     (11,176)              (8,866)
      Accounts Payable and Other Accrued Liabilities                       (2,413)             (51,783)
    Other - Net                                                              (169)                 939
                                                                  ----------------     ----------------

        Net Cash Provided by Operating Activities                          63,804                6,450
                                                                  ----------------     ----------------

Cash Flows from Investing Activities:
  Capital Expenditures, Cost of Removal and Salvage                       (35,010)             (34,244)
  Purchase of Available-for-Sale Securities                                  (405)                (571)
                                                                  ----------------     ----------------

        Net Cash Used in Investing Activities                             (35,415)             (34,815)
                                                                  ----------------     ----------------

Cash Flows from Financing Activities:
  Net (Repayments of) Borrowings from Lines of Credit                      (8,500)              11,600
  Proceeds from Sale of Long-Term Debt                                          -               35,000
  Principal Repayments of Long-Term Debt                                  (12,733)              (9,734)
  Dividends on Common Stock                                                (8,650)              (8,750)
  Repurchase of Preferred Stock                                                 -                 (114)
  Payments for Issuance of Long-Term Debt                                     (59)              (1,041)
  Additional Investment by Shareholder                                      2,500                    -
                                                                  ----------------     ----------------

        Net Cash (Used in) Provided by Financing Activities               (27,442)              26,961
                                                                  ----------------     ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                          947               (1,404)
Cash and Cash Equivalents at Beginning of Period                            3,276                4,715
                                                                  ----------------     ----------------

Cash and Cash Equivalents at End of Period                          $       4,223        $       3,311
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

     Regulation -- South Jersey Gas Company is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). We maintain our accounts according to the BPU's prescribed Uniform System of Accounts (See Notes 2 and 3). SJG follows the accounting for regulated enterprises prescribed by the Financial Accounting Standards Board (FASB) Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In general, Statement No. 71 allows deferral of certain costs and obligations when it is probable that such items will be recovered from or refunded to customers in future periods.

     Derivative Instruments -- In April 2002, we executed an interest rate swap that effectively fixes the interest rate on $40 million of bank debt at 3.57% through March 15, 2003.

     We entered into this interest rate swap agreement to hedge the exposure to an increase in interest rates with respect to our variable rate debt. The differential to be paid or received as a result of this swap agreement is accrued as interest rates change and recognized as an adjustment to interest expense. This interest rate swap is accounted for as a cash flow hedge pursuant to FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" adopted January 1, 2001. As of September 30, 2002, the market value of this swap was ($238,053), which represents the amount we would pay to terminate this contract as of that date. This balance is included on the 2002 condensed consolidated balance sheet under the caption Derivatives. As of September 30, 2002, we calculated the swap to be highly effective; therefore, the offset to the hedge liability is recorded, net of taxes, in Accumulated Other Comprehensive Loss.

                                     SJG-8


     Fair value of the derivative investments is determined by reference quotations from independent parties.

     New Accounting Pronouncements -- In June 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 applies to all business combinations initiated after June 30, 2001 and has no impact on the Company at this time.

     Statement No. 142 provides that intangible assets with finite useful lives should be amortized and that goodwill and intangible assets with indefinite lives should not be amortized but will be tested at least annually for impairment. In 1983, the Company acquired certain gas distribution and operating facilities with an excess of purchase price over net book value of $2.9 million, which was being amortized over 40 years. This acquisition adjustment is deemed to have an indefinite useful life because the associated plant is expected to generate sufficient cash flow indefinitely. Accordingly, the Company ceased amortizing the premium on January 1, 2002, leaving a carrying amount of $1.6 million, which is reflected in the caption Utility Plant on the condensed consolidated balance sheets. In 2001, the premium amortization approximated $75,000.

     Also in June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SJG expects to adopt Statement No. 143 in 2003. We are currently evaluating the effects of Statement No. 143; however, it is not expected to materially impact SJG's financial condition or results of operations.

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was effective in 2002. This statement prescribes that a single accounting model be used for valuing long-lived assets to be disposed of and broadens the presentation of discontinued operations. The adoption of Statement No. 144 had no impact on SJG as there were no long-lived assets associated with its discontinued merchandising operations (See Note 5).

     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with the exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Note 2.  Regulatory Actions:

     In January 1997, the New Jersey Board of Public Utilities (BPU) granted SJG a 9.62% rate of return on rate base, which included an 11.25% return on common equity. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation increased. Currently, SJG keeps 100% of pre-tax margins up to the threshold level of $7.8 million. The

                                     SJG-9


next $750,000 is credited to the Levelized Gas Adjustment Clause (LGAC). Thereafter, SJG keeps 20% of the pre-tax margins as it has historically.

     Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas supplier. As of September 30, 2002, 79,969 of SJG's customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of natural gas costs through the LGAC as well as other costs of service, including deferred costs, through tariffs.

     In August 2002, SJG filed for a Societal Benefits Clause (SBC) rate increase. The SBC recovers costs related to BPU mandated programs, including environmental remediation costs that are recovered through its Remediation Adjustment Clause (RAC), energy efficiency and renewable energy program costs that are recovered through its Comprehensive Resource Analysis (CRA) clause, consumer education program costs and low income program costs. The rate increase filed would provide for an annual recovery level of $13.7 million which would represent an annual increase of approximately $7.0 million over the $6.7 million recovery currently included in rates. As approved by the BPU, SJG is allowed recovery of interest on any SBC underrecovered balance.

     On November 15, 2001, SJG filed for a $17.6 million reduction to its LGAC. The BPU approved the LGAC reduction effective December 1, 2001. Also on December 1, 2001, SJG implemented recovery of its October 31, 2001 underrecovered gas costs. SJG will recover $48.9 million over three years plus interest accrued since April 1, 2001. SJG will also recover interest for the 3-year amortization period at a rate of 5.75%. In May 2002, SJG received approval from the BPU of SJG's request to reduce its overcollected LGAC balance by $17.6 million. This refund did not affect SJG's net income or financial condition. In September 2002, SJG filed with the BPU to maintain its current LGAC rate through October 2003.

     On November 15, 2001, SJG filed for a $2.7 million rate increase to recover the cash related to a 3-year net deficiency in the Temperature Adjustment Clause
(TAC). Additionally, in September 2002, SJG filed for an $8.6 million rate increase to recover the cash related to a TAC deficiency representing warmer than normal weather for the 2001-2002 winter.

     In August 2002, SJG filed a petition with the BPU seeking to transfer its appliance service business from the regulated utility into a newly created unregulated, limited liability company. The newly created company will then have the flexibility to be more responsive to competition and its customers and further its service offerings in an unregulated environment.

                                     SJG-10


Note 3.  Regulatory Assets and Liabilities:

     All significant regulatory assets are separately identified on the condensed consolidated balance sheet under the caption Regulatory Assets. Each item that is separately identified is being recovered through utility rate charges without a return on investments over the following periods:

                                                          Years Remaining
                  Regulatory Asset                    as of September 30, 2002
                  ----------------                    ------------------------

    Environmental Remediation Costs (See Note 6):
        Expanded - Net                                            7
        Liability for Future Expenditures                  Not Applicable
    Gross Receipts and Franchise Taxes                           4.3
    Income Taxes - Flowthrough Depreciation                       9
    Deferred Fuel Costs - Net                                  Various
    Deferred Postretirement Benefit Costs                       10.3


     The majority of the assets reflected under the caption "Other Regulatory Assets" are currently subject to filings with the BPU requesting recovery. Management believes that all such deferred costs will be permitted to be recovered from ratepayers through future utility rates.

     In addition, SJG has one significant regulatory liability for overcollected taxes totaling $2.4 million, including interest, as of September 30, 2002. This amount is included in the caption "Other" under the heading Deferred Credits and Other Non-Current Liabilities and is subject to being returned to ratepayers in future rate proceedings.

Note 4.  Common Equity:

     Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on our common stock. SJG's retained earnings, which are free of these restrictions, were approximately $71.7 million as of September 30, 2002.

     SJG received an equity infusion of $2.5 million from SJI on April 22, 2002. Contributions of capital are credited to Other Paid-In Capital and Premium on Common Stock. Future equity contributions will occur on an as needed basis.

Note 5.  Discontinued Operations:

     SJG operated retail stores from which it sold natural gas appliances. The stores were intended to provide gas customers with access to and choice among natural gas appliances. SJG closed the stores in 2001 and exited the line of business because such gas appliances had become readily available to its customers from other retailers.. Summarized operating results of the discontinued operations were (in thousands):

                                     SJG-11

                                        Three Months Ended           Nine Months Ended
                                           September 30,               September 30,
                                        2002         2001           2002          2001
                                      -------------------------------------------------
Operating Revenues                    $      -     $    217       $     26      $   773
                                      =================================================

Loss before Income Taxes              $      -     $    (14)      $      -      $  (178)
Income Tax                                   -            6              -           73
                                      -------------------------------------------------
Loss from Discontinued Operations     $      -     $     (8)      $      -      $  (105)
                                      =================================================

Loss Per Common Share from
 Discontinued Operations - Net        $   0.00     $   0.00       $   0.00      $ (0.04)
                                      =================================================


Note 6.  Commitments and Contingencies:

     Construction and Environmental Commitments -- SJG's estimated cost of construction and environmental remediation programs for 2002 totals $57.2 million. Commitments were made regarding these programs.

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

     Since the early 1980s, SJG accrued estimated environmental remediation costs of $130.1 million, of which $81.3 million was spent as of September 30, 2002. With the assistance of a consulting firm, we estimate that future costs to clean up SJG's sites will range from $48.8 million to $143.5 million. We recorded the lower end of this range as a liability. It is reflected on the 2002 condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing remediation technology, government regulations and site-specific requirements.

                                     SJG-12


     SJG has two regulatory assets associated with environmental cost. The first asset is titled Environmental Remediation Cost: Expended - Net. This asset represents what was actually spent to clean up former gas manufacturing plant sites, net of recoveries. These costs meet the requirements of FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." The New Jersey Board of Public Utilities (BPU) allows SJG to recover expenditures through its Remediation Adjustment Clause (RAC).

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

     As of September 30, 2002, we reflected SJG's unamortized remediation costs of $6.9 million on the condensed consolidated balance sheet under the caption Regulatory Assets. Since implementing the RAC in 1992, SJG recovered $33.3 million through rates as of September 30, 2002.

Note 7.  Subsequent Event:

     On October 7, 2002, SJG made total redemption of its 9% Series First Mortgage Bonds due 2010 in the amount of $17.5 million. The premium associated with the redemption was approximately $0.6 million. SJG will seek BPU approval to amortize the premium over the remaining term of this bond issue in accordance with the BPU's uniform system of accounts.


                                     SJG-13


           Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Overview

     South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas to 291,733 customers in the seven southernmost counties of New Jersey. SJG also:

     * sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system;

     * transports natural gas purchased directly from producers or suppliers for its own sales and for some of its customers; and

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

Mandatorily Redeemable Preferred Securities

     SJG's statutory trust subsidiary, SJG Capital Trust, currently has $35 million of 8.35% SJG-Guaranteed Mandatorily Redeemable Preferred Securities outstanding. These securities are redeemable by SJG at a price equal to 100% of the principal amount at any time. The securities currently trade on the New York Stock Exchange under the symbol SJI.T.

                                     SJG-14


Customer Choice Legislation

     All natural gas customers in New Jersey are able to choose their gas supplier. As of September 30, 2002, 79,969 SJG customers chose a natural gas supplier other than the utility. This number increased from 36,393 at September 30, 2001 as third party marketers were able to offer natural gas at prices competitive with those available to consumers under regulated utility tariffs. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The New Jersey Board of Public Utilities continues to allow for full recovery of natural gas costs through a Levelized Gas Adjustment Clause, as well as other costs of service, including deferred costs, through tariffs.

Temperature Adjustment Clause

     SJG's Board of Public Utilities approved Temperature Adjustment Clause
(TAC) had the following impacts on 2002 and 2001 third quarter and nine month net earnings:

                                             2002             2001
                                           ---------        ---------
     TAC Adjustment Increase  to
      Net Income ($ in thousands)

           Quarter Ended 9/30              $      -         $      -
           Nine Months Ended 9/30          $  3,249         $    132


     The clause is designed to mitigate the effect on utility revenues of variations in heating season temperatures from historical norms. While the revenue and income impacts of adjustments made under this clause are recorded as incurred, cash inflows or outflows directly attributable to the adjustments generally do not begin until the next clause year. Each Temperature Adjustment Clause year begins October 1.

Results of Operations - Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

Operating Revenues

     Revenues decreased $5.8 million and $86.8 million in the third quarter and first nine months of 2002, respectively, compared with the prior year periods. The decreases were primarily due to three factors. First, weather was 16.5% warmer for the first nine months than the prior year periods. Weather was not a material factor on third quarter performance as heating needs of our customers are typically minimal for that period. Second, a significantly higher number of residential customers utilized a third party marketer instead of SJG as their gas supplier. Third, off-system sales revenues decreased for the third quarter and the first nine months of 2002 primarily due to lower prices for natural gas sold and lower off-system sales volumes. Partially offsetting the effect of these factors was an additional 7,493 customers compared to same time last year.

                                     SJG-15


     As a result of SJG's Temperature Adjustment Clause, revenues from utility ratepayers are closely tied to 20-year normal temperatures calculated under the clause and not actual temperatures. While the clause significantly reduces fluctuations in revenues related to temperature, as a general rule, revenues continue to be positively impacted by colder weather and negatively impacted by warmer weather. Weather was 16.5% warmer for the first nine months of 2002 than the 20-year average. In comparison, weather for the first nine months of 2001 was approximately the same as the 20-year average.

     The following is a comparison of operating revenue and throughput for the three and nine month periods ended September 30, 2002 compared with the same periods ended September 30, 2001.

                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
                                                          2002            2001             2002           2001
                                                     -----------------------------------------------------------
Utility Operating Revenues (Thousands):
  Firm
    Residential                                      $   13,612      $    18,243      $   114,844    $   143,067
    Commercial                                            5,560            6,922           34,215         58,447
    Industrial                                              535              497            3,081          2,999
    Cogeneration & Electric Generation                    4,136            3,929            7,715          6,586
    Firm Transportation                                   7,274            5,363           29,933         19,822
                                                     -----------------------------------------------------------
      Total Firm Utility Operating Revenues              31,117           34,954          189,788        230,921

  Interruptible                                             207              236              753          1,173
  Interruptible Transportation                              298              284            1,100            881
  Off-System                                             18,131           20,530           72,792        119,203
  Capacity Release & Storage                              1,213            1,130            4,043          3,978
  Other                                                     798              458            2,478          1,646
                                                     -----------------------------------------------------------

      Total Utility Operating Revenues               $   51,764      $    57,592      $   270,954    $   357,802
                                                     ===========================================================

Throughput (MMcf):
  Firm
    Residential                                              891           1,259           10,262         12,631
    Commercial                                               478             617            3,496          5,922
    Industrial                                                17              13              132            186
    Cogeneration & Electric Generation                     1,000           1,021            1,722          1,397
    Firm Transportation                                    5,138           5,353           17,932         15,939
                                                     -----------------------------------------------------------
      Total Firm Throughput                                7,524           8,263           33,544         36,075

  Interruptible                                               37              41              140            157
  Interruptible Transportation                               619             611            2,259          1,841
  Off-System                                               5,227           6,257           21,470         21,880
  Capacity Release and Other                              12,640           7,321           29,784         19,048
                                                     -----------------------------------------------------------

      Total Throughput                                    26,047          22,493           87,197         79,001
                                                     ===========================================================

                                     SJG-16


Gas Purchased for Resale

     Gas purchased for resale decreased $5.6 million and $85.0 million for the third quarter and first nine months of 2002, respectively, compared with the same periods in 2001. The decreases were due to lower gas costs for off-system sales, as well as lower firm gas sales volume. Warmer weather and the migration of firm gas sales customers to transportation service were the main causes of the decrease in firm gas sales volume. SJG's gas cost during the first nine months of 2002 averaged $4.59dt compared with $6.14/dt in 2001. Unlike gas costs associated with off-system sales, changes in the cost of gas sold to utility ratepayers are not reflected in Gas Purchased for Resale as incurred. Fluctuations in gas costs to ratepayers not reflected in current rates are deferred and addressed in future periods under the Levelized Gas Adjustment Clause embedded in the utility rate structure. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its customers. We do not anticipate any difficulty renewing or replacing expiring contracts under substantially similar terms and conditions.

Operations

     A summary of net changes in Utility Operations (in thousands):

                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                     2002 vs. 2001          2002 vs. 2001
                                  -----------------------------------------

Other Production Expense              $      3                $     32
Transmission                                 6                      17
Distribution                              (339)                   (321)
Customer Accounts and Services            (149)                    637
Sales                                       50                      61
Administration and General                 279                     528
                                      ---------------------------------
                                      $   (150)               $    954
                                      =================================


     Distribution Costs decreased as a result of higher cost recovery levels experienced through appliance repair services. Customer Accounts and Services Costs increased during the nine months ended September 30, 2002 as compared to the same period in 2001 primarily due to higher bad debt expense as accounts previously shut off for nonpayment were determined to be uncollectible. Administration and General Costs were higher due to increases in pension and employee welfare expenses primarily resulting from effects of the continuing poor performance of financial markets on retirement plan assets and increasing health care costs.

                                     SJG-17


Other Operating Expenses

     A summary of principal changes in other consolidated operating expenses (in thousands):

                                   Three Months Ended     Nine Months Ended
                                      September 30,         September 30,
                                      2002 vs. 2001         2002 vs. 2001
                                   ----------------------------------------

     Maintenance                       $    (17)             $  (1,600)
     Depreciation                      $    309              $     911
     Energy and Other Taxes            $    (17)             $    (475)


     Maintenance expense decreased in the first nine months of 2002 primarily due to lower levels of Remediation Adjustment Clause (RAC) amortization recognized during the first quarter. RAC-related expenses do not affect earnings as an offsetting amount is recognized in revenues. Depreciation is higher due to increased investment in property, plant and equipment by SJG. Changes in Energy and Other Taxes relate primarily to changes in SJG's firm and interruptible throughput of gas.

Other Income and Expense

     Other income and expense was higher in the first nine months of 2002 compared with the prior year period due to a pre-tax gain of $639,300 on the sale of stock received as a result of the demutualization of Prudential's mutual life insurance company.

Interest Charges

     Interest charges were lower in the third quarter and the first nine months of 2002 compared with the prior year periods due primarily to reductions in short-term rates on line of credit borrowings. The effect of lower short-term rates was partially offset by the interest expense associated with higher levels of long-term debt outstanding in the first nine months of 2002. The long-term debt was incurred in the third quarter of 2001 primarily to support the expansion and upgrade of SJG's gas transmission and distribution system.

Net Income Applicable to Common Stock

     The details affecting the changes in net income and earnings per share are discussed under the appropriate captions above.

Liquidity and Capital Resources

     Liquidity needs at SJG are driven by factors that include natural gas commodity prices; the impact of weather on customer bills and inventory levels; lags in fully collecting gas costs from customers under the Levelized Gas Adjustment Clause; the timing of construction and remediation expenditures and related permanent financings; mandated tax payment dates; and requirements to repay long-term debt. The wide swing in our net cash provided by operating activities between the nine months ended September 30, 2002 and the

                                     SJG-18


same period in 2001 was primarily due to the impact of very cold weather, which resulted in high levels of gas consumption by customers, and very high gas prices experienced during November and December of 2000. Consequently, receivables and payables were much higher and inventories were much lower at year end 2000 as compared to December 31, 2001 when weather conditions had been warmer than normal. Receivable, payable and inventory levels for SJG at September 30, 2001 and 2002 were much more comparable as the impact of weather on customer gas usage is minimal at that point in time.

     We first seek to meet liquidity needs with cash from operations. We utilize short-term borrowings under lines of credit from commercial banks to supplement cash from operations where necessary.

     Lines of credit available to SJG totaled $137.0 million at September 30, 2002, of which $127.0 million was utilized. All but $10 million of these lines are made available through five commercial banks on an uncommitted basis. The banks and SJI review and renew the lines annually. The $10 million line is extended on a committed basis, maturing May 2003, by a sixth commercial bank. SJG has long-standing relationships with all of these banks and we believe, based upon ongoing dialogue, that there will continue to be sufficient credit available to meet our business' future liquidity needs.

     SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has utilized long-term debt, primarily in the form of First Mortgage Bonds, to finance its long-term needs. These needs are primarily capital expenditures for property, plant and equipment. Since 1998, SJG has financed these needs via a Medium Term Note (MTN) program, secured in similar fashion to the First Mortgage Bonds. In July 2001, SJG issued the final $35 million of notes available under that program in three transactions:
$10 million at 6.74% maturing 2011; $15 million at 6.57% maturing 2011; and $10 million at 6.50% maturing 2016. We used note proceeds to retire short-term debt. We anticipate completing the establishment of a new MTN program during the fourth quarter of 2002. Current maturities on long-term debt over the next five years are as follows: $9.7 million in 2002; $12.9 million per year in 2003 through 2005; and $11.2 million in 2006.

     SJI contributed $2.5 million of capital to SJG during April 2002. Contributions of capital are credited to Other Paid-in Capital and Premium on Common Stock. SJG's capital position was further enhanced in 2002 by reducing the amount of cash dividended from SJG to SJI from $4.6 million in April to $2.1 million in both July and October.

Capital Expenditures, Commitments and Contingencies

     Capital Expenditures

     SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first nine months of 2002 amounted to $41.0 million. We estimate the net costs for 2002, 2003 and 2004 at $57.2 million, $56.4 million and $56.3 million, respectively.

                                     SJG-19


     Commitments and Contingencies

     SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments average $45.7 million annually and total $278.5 million over the contracts' lives. Approximately 70% of the financial commitment under these contracts expires during the next five years. However, we expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Levelized Gas Adjustment Clause.

Regulatory Matters

     Rate Actions

     In August 2002, SJG filed for a Societal Benefits Clause (SBC) rate increase. The SBC recovers costs related to BPU mandated programs, including environmental remediation costs that are recovered through its Remediation Adjustment Clause (RAC), energy efficiency and renewable energy program costs that are recovered through its Comprehensive Resource Analysis (CRA) clause, consumer education program costs and low income program costs. The requested rate increase will provide for an annual recovery level of $13.7 million. This represents an annual increase of approximately $7.0 million over the $6.7 million recovery currently included in rates. As approved by the Board, SJG is allowed recovery of interest on any SBC underrecovered balance.

     On November 15, 2001, SJG filed for a $17.6 million reduction to its Levelized Gas Adjustment Clause (LGAC). The BPU approved the LGAC reduction effective December 1, 2001. Also on December 1, 2001, SJG implemented recovery of its October 31, 2001 underrecovered gas costs of $48.9 million over three years plus interest accrued since April 1, 2001. SJG has recovered to date $10 million. SJG will also recover interest for the 3-year amortization period at a rate of 5.75%. In May 2002, SJG received approval from the BPU of SJG's request to reduce its overcollected LGAC balance by $17.6 million. This refund did not affect SJG's net income or financial condition. In September 2002, SJG filed with the BPU to maintain its current LGAC rate through October 2003.

     On November 15, 2001, SJG filed for a $2.7 million rate increase to recover the cash related to a 3-year net deficiency in the Temperature Adjustment Clause
(TAC). Additionally, in September 2002, SJG filed for an $8.6 million rate increase to recover the cash related to a TAC deficiency representing warmer than normal weather for the 2001-2002 winter.

     In August 2002, SJG filed a petition with the BPU seeking to transfer its appliance service business from the regulated utility into a newly created unregulated, limited liability company. The newly created company will then have the flexibility to be more responsive to competition and its customers and further its service offerings in an unregulated environment.

     Other matters are incorporated by reference to Note 2 to the condensed consolidated financial statements included as part of this report.

                                     SJG-20


Ratio of Earnings to Fixed Charges

     The company's ratio of earnings to fixed charges for each of the periods indicated is as follows:

                                                           Twelve Months
                                                               Ended
                  Years Ended December 31,                 September 30,
                  ------------------------                 -------------
     1997      1998      1999      2000      2001              2002
     ---------------------------------------------             ----
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


                                     SJG-21


             Item 3. Quantitative and Qualitative Disclosures About
                           Market Risks of the Company


     Commodity Market Risks

     SJG is subject to market risk due to fluctuations in natural gas prices. To limit exposure to fluctuations, SJG has at times entered into forward contracts. SJG recovers natural gas costs from ratepayers through the Levelized Gas Adjustment Clause.

     Interest Rate Risk

     Our exposure to interest rate risk relates primarily to short-term, variable rate borrowings. A hypothetical 100 basis point increase in interest rates on $127.0 million of variable rate debt outstanding at September 30, 2002 would result in an $749,000 increase in our interest expense net of tax on an annual basis. In order to reduce exposure to an increase in interest rates on our variable rate debt, SJG entered into two interest rate swap agreements. The swaps effectively fixed the rate on $40 million of variable rate debt from April 2002 to March of 2003 at 3.57%. Our long-term debt is primarily issued at fixed rates and, consequently, interest expense is not significantly impacted by changes in market interest rates. SJG prepaid $17.5 million of 9% first mortgage bonds in October 2002. SJG paid a premium of $566,000 to bondholders in conjunction with that redemption. Given current interest rate levels, we anticipate redeeming an additional $8.1 million of first mortgage bonds prior to scheduled maturity during the next 12 months.


                         Item 4. Controls and Procedures

     SJG management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.


                                     SJG-22


                          PART II -- OTHER INFORMATION


                            Item l. Legal Proceedings

     Information required by this Item is incorporated by reference to Part I,
Item 1, Note 6, beginning on page 12.


                    Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

           Exhibit No.              Description
           -----------              -----------

              99.1                  Certification pursuant to 18 U.S.C.
              99.2                  Section 1350, as adopted pursuant to
                                    Section 906 of the Sarbanes-Oxley Act
                                    of 2002.

      (b)  Form 8-K

           None.



                                     SJG-23


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SOUTH JERSEY GAS COMPANY
                                  (Registrant)



 Dated:  November 13, 2002      By:  /s/ Charles Biscieglia
                                     -------------------------------------------
                                     Charles Biscieglia
                                     President & Chief Executive Officer



 Dated:  November 13, 2002      By:  /s/ David A. Kindlick
                                     -------------------------------------------
                                     David A. Kindlick
                                     Executive Vice President & Chief Financial
                                     Officer



                                 CERTIFICATIONS


I, Charles Biscieglia, certify that:

1. I have reviewed this quarterly report on Form 10-Q of South Jersey Gas
Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                                     SJG-24


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002              /s/ Charles Biscieglia
                                     -----------------------------------------
                                     Charles Biscieglia
                                     President and Chief Executive Officer



I, David A. Kindlick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of South Jersey Gas
Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                                     SJG-25


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002              /s/ David A. Kindlick
                                     -----------------------------------------
                                     David A. Kindlick
                                     Executive Vice President and Chief
                                     Financial Officer


                                     SJG-26