Form 10-K
period 2002-12-31
SOUTH JERSEY GAS CO/NEW
filed 2003-03-14
CIK 1035216

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002     Commission File Number 000-22211

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

Documents Incorporated by Reference:  None
===============================================================================

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

Financial Information About Industry Segments

     Not applicable.

Description of Business

     SJG is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use in an area of approximately 2,500 square miles in the southern part of New Jersey. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers by some of its customers.

     SJG's service territory includes 112 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1.2 million.

     SJG serves 296,374 residential, commercial and industrial customers (at December 31, 2002) in southern New Jersey. Gas sales, transportation and capacity release for 2002 amounted to approximately 120,865 MMcf (million cubic feet), of which approximately 49,450 MMcf was firm sales and transportation, 3,387 MMcf was interruptible sales and transportation and 68,028 MMcf was off-system sales and capacity release. The breakdown of firm sales includes 31.4% residential, 10.7% commercial, 4.0% cogeneration and electric generation, ..4% industrial and 53.5% transportation. At year-end 2002, SJG served 275,979 residential customers, 19,966 commercial customers and 429 industrial customers. This includes 2002 net additions of 7,933 residential customers, 424 commercial customers and 9 industrial customers.

     Under an agreement with Conectiv Inc., an electric utility serving southern New Jersey, SJG supplies natural gas to several electric generation facilities. This gas service is provided under the terms of a firm electric service tariff approved by the New Jersey Board of Public Utilities (BPU) on a demand/commodity basis. In 2002, 2.1 Bcf (billion cubic feet) was delivered under this agreement.

     SJG serviced 5 cogeneration facilities in 2002. Combined sales and transportation of natural gas to such customers amounted to approximately 4.1 Bcf in 2002.

     SJG makes wholesale gas sales for resale to gas marketers for ultimate delivery to end users. These "off-system" sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and
636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 2002, off-system sales amounted to 30.0 Bcf. Also in 2002, capacity release and storage throughput amounted to 38.0 Bcf.

                                     SJG-2


     Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term "interruptible" is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG's tariffs. Usage by interruptible customers, excluding off-system customers, in 2002 amounted to approximately 3.4 Bcf, approximately 2.8 percent of the total throughput.

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

     In 2002, SJG made no public announcement of, or otherwise made public information about, a new product or industry segment that would require the investment of a material amount of the assets of SJG or which otherwise was material.

Service Territory

     The majority of SJG's residential customers reside in the northern and western portions of its service territory in Burlington, Camden, Salem and Gloucester counties. A majority of new customers reside in this section of the service territory, which includes the residential suburbs of Wilmington and Philadelphia. The franchise area to the east is centered on Atlantic City and the neighboring resort communities in Atlantic and Cape May counties, which experience large population increases in the summer months. The impact of the casino gaming industry on the Atlantic City area has resulted in the creation of new jobs and the expansion of the residential and commercial infrastructure necessary to support a developing year-round economy. Construction is near completion on the first new casino/hotel in 13 years, marking the beginning of another round of development in the city.

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

Rates and Regulation

     As a public utility, SJG is subject to regulation by the New Jersey Board of Public Utilities (BPU). Additionally, the Natural Gas Policy Act, which was enacted in November 1978, contains provisions for Federal regulation of certain aspects of SJG's business. SJG is affected by Federal regulation with respect to transportation and pricing policies applicable to its pipeline capacity from Transcontinental Gas Pipeline Corporation, SJG's major supplier, Columbia Gas Transmission Corporation and Dominion Transmission, Inc., since such services are provided under rates and terms established under the jurisdiction of the FERC.

     Retail sales by SJG are made under rate schedules within a tariff filed with and subject to the jurisdiction of the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. The tariff contains provisions permitting the recovery of environmental remediation costs associated with former manufactured gas plant sites, energy efficiency and renewable energy program costs, consumer education program costs and low income program costs. These costs are recovered through SJG's Societal Benefits Clause. The tariff also allows for the adjustment of revenues due to the impact of

                                     SJG-3


"temperature" fluctuations. In addition, the tariff contains provisions permitting SJG to pass on to customers increases and decreases in the cost of purchased gas supplies. The cost of gas purchased from the utility by consumers has historically been set annually by the BPU under a Levelized Gas Adjustment Clause (LGAC) within SJG's tariff. As recently approved by the BPU, in the future gas costs will be recovered through Basic Gas Supply Service ("BGSS"). When actual gas costs experienced by SJG are less than those charged to customers under the LGAC, customer bills in the subsequent LGAC period(s) are adjusted to provide credits for the overrecovery with interest. When actual gas costs are more than is recovered through rates, SJG is permitted to charge customers more for gas in future periods for the underrecovery.

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

     In January 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas supplier. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of natural gas costs.

     In December 2002, the BPU approved the Basic Gas Supply Service price structure. BGSS is the gas supply service being provided by the natural gas utility. Upon implementation of BGSS in 2003, customers should have the ability to make more informed decisions regarding their choices of an alternate supplier by having a utility price structure that is more consistent with market conditions. Further, BGSS will provide SJG with more pricing flexibility, through automatic rate changes, resulting in the reduction or elimination of over/under-recoveries. Although the BGSS approved price structure will replace the current pricing structure in the LGAC, all other LGAC mechanisms, such as, but not limited to, deferred accounting treatment and the allowance for full recovery of natural gas costs, will remain in place under BGSS.

     The Act also contains numerous provisions requiring the BPU to promulgate and adopt a variety of standards related to implementing the Act. These required standards address fair competition, affiliate relations, accounting, competitive services, supplier licensing, consumer protection and aggregation. In March 2000, the BPU issued Interim Standards in response to the Act. The BPU has undertaken an extensive comment, meeting and audit process to address the concerns of all impacted parties. SJG actively participated in the process, and as such we believe that to date the final standards have not had, nor will they have in the future, a material adverse affect on the company.

     In August 2002, SJG filed a petition with the BPU seeking to transfer its appliance service business from the regulated utility into a newly created unregulated, limited liability company. If approved, the newly created company would have the flexibility to be more responsive to competition and its customers and further its service offerings in an unregulated environment.

     Additional information on regulatory affairs is incorporated by reference to Notes 1, 2, 6, 11 and 14 of SJG's consolidated financial statements for the year ended December 31, 2002. See Item 8.

Raw Materials

     Transportation Contracts and Storage

     SJG has direct connections to two interstate pipeline companies, Transcontinental Gas Pipeline Corporation (Transco) and Columbia Gas Transmission Corporation (Columbia). During 2002, SJG purchased and had

                                     SJG-4


delivered approximately 54.9 Bcf of natural gas for distribution to both on-system and off-system customers. Of this total, 42.0 Bcf was transported on the Transco pipeline system and 12.9 Bcf was transported on the Columbia pipeline system. SJG also secures firm transportation and other long term services from four additional pipelines upstream of the Transco and Columbia systems. They include: Columbia Gulf Transmission Company (Columbia Gulf), Sempra Energy Trading Corp. (Sempra), Texas Gas Transmission Corporation (Texas
Gas) and Dominion Transmission Inc. Services provided by these upstream pipelines are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above mentioned pipelines are subject to changes as directed by FERC Order No. 636.

     Transco:

     Transco is SJG's largest supplier of long-term gas transmission services. These services include four year-round and one seasonal firm transportation (FT) service arrangements. When combined, these services enable SJG to purchase from third parties and have delivered to its city gate stations by Transco a total of 164,089 Thousand Cubic Feet of gas per day (Mcf/d). The terms of the year-round agreements extend for various periods from 2003 to 2010 while the term of the seasonal agreement extends to 2011.

     SJG also has seven long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 10.1 Bcf. Through these services, SJG can inject gas into market area storage during periods of low demand and withdraw gas at a rate of up to 86,973 Mcf per day during periods of high demand. The terms of the storage service agreements extend for various periods from 2003 to 2008.

     Sempra:

     SJG has separate gas sales and capacity management agreements with Sempra which provide SJG with up to 9,662 Mcf per day of gas during the period November 16 through March 31 of each year. This contract provides management services for storage and pipeline capacity held by SJG on the Dominion Transmission System. Effective April 1, 2003, this service agreement terminates and the storage and transportation assets revert back to SJG.

     Columbia:

     SJG has two firm transportation agreements with Columbia which, when combined, provide for 43,500 Mcf/d of firm deliverability.

     SJG also subscribes to a firm storage service from Columbia, to March 31, 2009, which provides a maximum withdrawal quantity of 51,102 Mcf/d during the winter season with an associated 3,355,557 Mcf of storage capacity.

     South Jersey Resources Group:

     SJG has a one year storage capacity contract with South Jersey Resources Group which expires March 31, 2003. There is a maximum withdrawal capacity of 4,831 Mcf per day and total storage capacity of 504,831 Mcf. Gas is delivered through Transco pipeline system.

     Gas Supplies

     SJG has several long-term gas supply agreements with various producers and marketers that expire between 2003 and 2006. Under these agreements, SJG can purchase up to 17,350,098 Mcf of natural gas per year. When advantageous, SJG can purchase spot supplies of natural gas in place of or in addition to those volumes reserved under long-term agreements. In recent years, SJG replaced long-term gas supply contracts with short-term agreements. The short-term agreements are typically for several months in duration.

                                     SJG-5


     Supplemental Gas Supplies

     SJG entered into a Liquefied Natural Gas (LNG) purchase agreement with a third party provider which extends through October 31, 2003. For the 2002-2003 contract year, SJG's annual contract quantity under the agreement is 186,047 Mcf. LNG purchases are transported to SJG's McKee City, New Jersey LNG storage facility by truck.

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

     Peak-Day Supply

     SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees F. Gas demand on such a design day was estimated for the 2002-2003 winter season to be 485,476 Mcf. SJG projects that it has adequate supplies and interstate pipeline entitlements to meet its design requirements. On December 3, 2002, SJG experienced its highest peak-day demand for the year of 343,572 Mcf with an average temperature of 22.45 degrees F.

     Commodity

     SJG's average commodity cost of gas purchased in 2002, 2001 and 2000 was $4.46 per Mcf, $6.80 per Mcf and $5.68 per Mcf, respectively.

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

Working Capital Practices

     Reference is made to "Liquidity and Capital Resources" included in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.

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

Environmental Matters

     Information on environmental matters is incorporated by reference to Note 14 to SJG's consolidated financial statements for the year ended December 31, 2002. See Item 8.

Employees

     SJG had a total of 599 employees as of December 31, 2002. Of that total, 387 employees are unionized and are covered under collective bargaining agreements that expire in January 2005.

Financial Information About Foreign and Domestic Operations and Export Sales

     SJG has no foreign operations and export sales are not a part of its business.


                               Item 2. Properties

     The principal property of SJG consists of its gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG's distribution systems for delivery to customers. As of December 31, 2002, there were approximately 92 miles of mains in the transmission systems and 5,279 miles of mains in the distribution systems.

     SJG owns office and service buildings, including its corporate headquarters, at seven locations in the territory. There is also a liquefied natural gas storage and vaporization facility at one of those locations.

     As of December 31, 2002, the SJG utility plant had a gross book value of $846.9 million and a net book value, after accumulated depreciation, of $610.1 million. In 2002, $49.6 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $6.9 million. Construction and remediation expenditures for 2003 are currently expected to approximate $55.2 million.

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


                            Item 3. Legal Proceedings

     SJG is subject to claims which arise in the ordinary course of its business and other legal proceedings. We accrue liabilities related to these claims when we can determine the amount or range of amounts of likely settlement costs for these claims. Management does not currently anticipate the disposition of any known claims to have a material adverse effect on SJI's financial position, results of operations or liquidity. We also maintain insurance and record probable insurance recoveries relating to outstanding claims. Management of SJG believes that any pending or potential legal proceedings will not materially affect its operations or consolidated financial position.


           Item 4. Submission Of Matters To A Vote of Security Holders

                                 Not applicable.


                                      SJG-8



                                     PART II

              Item 5. Market for the Registrant's Common Stock and
                           Related Stockholder Matters

     Common equity securities of SJG, owned by its parent company, South Jersey Industries, Inc., are not traded on any stock exchange. SJG has preferred stock and preferred securities outstanding. Only the preferred securities are listed and traded on a public exchange. The preferred securities are listed on the New York Stock Exchange and trade under the symbol "SJI.T".

     Cash dividends are usually declared on SJG's common stock on a quarterly basis. SJG is restricted under its First Mortgage Indenture, as supplemented, as to the amount of cash dividends or other distributions that may be paid on its common stock. Retained earnings free of such restriction approximate $80.0 million at December 31, 2002.

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


                                     SJG-9



                         Item 6. Selected Financial Data

     The following financial data has been obtained from SJG's audited financial statements:


                      (In Thousands Except for Share Data)



                                                                         Year Ended December 31,
                                              -------------------------------------------------------------------------------
                                                   2002            2001           2000            1999            1998
                                              -------------------------------------------------------------------------------
Operating Revenues                                   $417,263       $475,461        $445,818        $348,074        $297,500
                                              ===============================================================================

Operating Income                                      $60,874        $60,462         $62,619         $58,304         $49,243
                                              ===============================================================================

Income before Preferred Securities Dividend
 Requirement and Discontinued Operations               26,280         24,589          24,929          23,451          17,972

Preferred Dividend Requirements:
  Preferred Stock                                        (135)          (139)           (151)           (162)           (166)
  Preferred Securities                                 (2,923)        (2,923)         (2,923)         (2,922)         (2,922)
                                              -------------------------------------------------------------------------------

Income from Continuing Operations                      23,222         21,527          21,855          20,367          14,884

(Loss) Income from Discontinued Operations                (29)          (207)            (76)             15             (62)
                                              -------------------------------------------------------------------------------

Net Income Applicable to Common Stock                 $23,193        $21,320         $21,779         $20,382         $14,822
                                              ===============================================================================

Average Shares of Common Stock Outstanding          2,339,139      2,339,139       2,339,139       2,339,139       2,339,139

Earnings per Common Share:
  Continuing Operations                                 $9.93          $9.20           $9.34           $8.70           $6.37
  Discontinued Operations - Net                         (0.01)         (0.09)          (0.03)           0.01           (0.03)
                                              -------------------------------------------------------------------------------

Earnings per Common Share                               $9.92          $9.11           $9.31           $8.71           $6.34
Dividends Declared Per Common Share                     $4.57          $7.48           $6.33           $6.93           $7.13
Ratio of Earnings to Fixed Charges (1)                   3.0x           2.6x            2.6x            2.5x            2.2x


                                                                            As of December 31,
                                              -------------------------------------------------------------------------------
                                                   2002            2001           2000            1999            1998
                                              -------------------------------------------------------------------------------
Property, Plant and Equipment, Net                   $610,052       $583,983        $557,269        $530,874        $502,243
                                              ===============================================================================

Total Assets                                         $874,326       $859,390        $842,083        $750,239        $720,136
                                              ===============================================================================

Capitalization:
  Common Equity (2)                                  $214,224       $205,982        $197,101        $182,122        $162,940
  Preferred Stock and Securities (3)                   36,690         36,690          36,804          37,044          37,134
  Long-Term Debt                                      199,016        230,247         204,981         183,561         194,710
                                              -------------------------------------------------------------------------------

      Total                                          $449,930       $472,919        $438,886        $402,727        $394,784
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

(2) Included are cash contributions to capital as follows: 2002 - $2.5 million; 2001 - $7.0 million; 2000 - $8.0 million; 1999 - $15.0 million.

(3) Includes $35.0 million of Company Guaranteed Mandatorily Redeemable Preferred Securities of Subsidiary Trust.


                                     SJG-10


     Comparative statistical data related to revenues and gas throughput is as follows:

                                                       2002            2001            2000            1999            1998
                                                 --------------  --------------  --------------  -------------- ---------------
Operating Revenues (Thousands):
 Firm
   Residential                                     $   174,252     $   201,531    $    172,418    $    152,946    $    147,274
   Commercial                                           52,300          76,416          49,669          35,064          36,328
   Industrial                                            4,512           4,250           5,265           4,879           4,175
   Cogeneration & Electric Generation                    9,363           7,405          11,016           8,496           8,119
   Firm Transportation                                  49,436          29,565          38,213          33,125          24,893
                                                 --------------  --------------  --------------  -------------- ---------------

      Total Firm                                       289,863         319,167         276,581         234,510         220,789

 Interruptible                                           1,142           1,485           1,695           1,645           2,506
 Interruptible Transportation                            1,567           1,268           1,531           1,724           2,598
 Off-System                                            115,714         145,530         160,208         104,142          62,578
 Capacity Release & Storage                              5,365           5,596           4,411           4,193           6,031
 Other                                                   3,612           2,415           1,392           1,860           2,998
                                                 --------------  --------------  --------------  -------------- ---------------

      Total Operating Revenues                     $   417,263     $   475,461    $    445,818    $    348,074    $    297,500
                                                 ==============  ==============  ==============  ============== ===============

Throughput (MMcf):
 Firm
   Residential                                          15,519          17,390          19,124          17,741          16,979
   Commercial                                            5,273           7,544           6,191           4,634           4,826
   Industrial                                              202             248             282             246             348
   Cogeneration & Electric Generation                    1,986           1,519           2,046           2,316           2,373
   Firm Transportation                                  26,470          22,085          26,114          25,143          22,336
                                                 --------------  --------------  --------------  -------------- ---------------

      Total Firm Throughput                             49,450          48,786          53,757          50,080          46,862
                                                 --------------  --------------  --------------  -------------- ---------------

 Interruptible                                             198             207             207             383             694
 Interruptible Transportation                            3,189           2,638           3,022           3,628           6,049
 Off-System                                             29,980          30,117          38,097          42,480          26,916
 Capacity Release & Storage                             38,048          27,187          37,445          29,247          27,319
                                                 --------------  --------------  --------------  -------------- ---------------

      Total Throughput                                 120,865         108,935         132,528         125,818         107,840
                                                 ==============  ==============  ==============  ============== ===============

Number of Customers at Year End:
   Residential                                         275,979         268,046         261,621         254,601         248,210
   Commercial                                           19,966          19,542          19,319          18,894          18,457
   Industrial                                              429             420             410             404             398
                                                 --------------  --------------  --------------  -------------- ---------------

      Total Customers                                  296,374         288,008         281,350         273,899         267,065
                                                 ==============  ==============  ==============  ============== ===============

Maximum Daily Sendout (MMcf)                               344             326             375             324             314
                                                 ==============  ==============  ==============  ============== ===============

Annual Degree Days                                       4,380           4,495           4,942           4,468           4,110
                                                 ==============  ==============  ==============  ============== ===============

Normal Degree Days *                                     4,625           4,625           4,639           4,664           4,708
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


                                     SJG-11



           Item 7. Management's Discussion and Analysis of Results of
                       Operations and Financial Condition

Overview

     South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributed natural gas in the seven southernmost counties of New Jersey to 296,374 customers at December 31, 2002 compared with 288,008 customers at December 31, 2001. SJG also:

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

Estimates and Assumptions

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

     The New Jersey Board of Public Utilities (BPU) has reviewed and approved most of the items shown as regulatory assets through specific orders. Other items represent costs that were not yet approved by the BPU for recovery, but are the subject of current or future filings. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in current rate orders received by SJG. However, ultimate recovery is subject to BPU approval.

     An outside consulting firm assists us in estimating future costs for environmental remediation activities. We estimate future costs based on projected investigation and work plans using existing technologies. Developing a single reliable estimation point is not feasible because of the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Therefore, we estimate the range of future costs at $48.2 million to $143.9 million. In preparing financial statements, SJG records liabilities for future costs using the lower end of the range. We update estimates each year to take into account past efforts, changes in work plans and remediation technologies.

Revenue Recognition

     SJG bills customers monthly for gas delivered and recognizes those revenues during the month. For SJG retail customers we do not bill at the end of each month; we make an accrual to recognize revenues for gas delivered from the date of the last bill to the end of the month. We bill customers at rates approved by the BPU.

     We defer and recognize revenues related to SJG's appliance warranty contracts over the full 12-month term of the contract as earned.

     The BPU allows SJG to recover the excess cost of gas sold over the cost included in base rates through the Levelized Gas Adjustment Clause (LGAC). SJG defers over/under-recoveries of gas costs and includes them in the following year's LGAC rate or other similar rate recovery mechanism. As a result of these

                                     SJG-12


deferrals, utility revenue recognition does not directly translate to profitability. While we realize profits on gas sales during the month of providing the utility service, significant shifts in revenue recognition may result from the various recovery clauses approved by the BPU (See Regulatory Matters) without shifting profits between periods.

New Accounting Pronouncements

     In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" and Statement No. 143, "Accounting for Asset Retirement Obligations."

     Statement No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. It provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. The adoption of this statement did not materially affect SJG's financial condition or results of operations.

     Statement No. 143, which will be adopted in 2003, establishes accounting and reporting standards for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SJG has certain easements and right-of-way agreements that qualify as legal obligations under Statement No. 143. However, we intend to maintain such agreements in perpetuity; therefore, no change in SJG's current accounting practices is required at this time.

     SJG recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. When we retire depreciable properties, we charge the original cost thereof, plus cost of removal less salvage, to accumulated depreciation. As of December 31, 2002, SJG had accrued amounts in excess of actual removal costs incurred totaling $41.4 million which is included in utility plant accumulated depreciation. We do not expect the adoption of this statement to materially affect SJG's financial condition or results of operations.

     In August 2001, the FASB also issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which became effective in 2002. This statement prescribes that a single accounting model be used for valuing long-lived assets to be disposed of and broadens the presentation of discontinued operations. The adoption of this statement did not affect SJG's financial condition or results of operations, nor do we expect its ongoing application to materially affect SJG's financial statements.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of this statement to materially affect SJG's financial condition or results of operations.

     In November 2002, the FASB released Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The provisions for this interpretation have no impact on SJG's financial statements.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which is effective for SJG's 2002 annual financial statements and subsequent interim financial reporting. This statement provides alternate methods of transitioning for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it requires prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions for this statement have no impact on SJG's financial statements.

                                     SJG-13


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

     A number of factors could cause our actual results to differ materially from those anticipated including, but not limited to, the following: general economic conditions on an international, national, state and local level; weather conditions in our marketing areas; changes in commodity costs; regulatory and court decisions; competition in our utility and nonutility activities; the availability and cost of capital; costs and effects of legal proceedings and environmental liabilities; the failure of customers or suppliers to fulfill their contractual obligations; and changes in business strategies.

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

Mandatorily Redeemable Preferred Securities

     SJG's statutory trust subsidiary, SJG Capital Trust, currently has $35 million of 8.35% SJG-Guaranteed Mandatorily Redeemable Preferred Securities outstanding. SJG may redeem these securities at a price equal to 100% of the principal amount at any time. The securities currently trade on the New York Stock Exchange under the symbol SJI.T.

Customer Choice Legislation

     All residential natural gas customers in New Jersey can choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of 1999. As of December 31, 2002, 88,219 SJG residential customers chose a natural gas supplier other than the utility. This number increased from 39,998 at December 31, 2001 as marketers were able to offer natural gas at prices competitive with those available under regulated utility tariffs. Customers purchasing natural gas from providers other than the utility are charged for gas costs by the marketer, not the utility. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The Board of Public Utilities continues to allow for full recovery of natural gas costs through the Levelized Gas Adjustment Clause as well as other costs of service including deferred costs, through tariffs.

Temperature Adjustment Clause

     A BPU-approved Temperature Adjustment Clause (TAC) increased SJG's net earnings by $2.3 million in 2002. In 2001, the TAC increased net income by $2.0 million and in 2000, the TAC decreased net earnings by $0.9 million. The clause is designed to mitigate the effect of variations in heating season temperatures

                                     SJG-14


from historical norms. While we record the revenue and income impacts of TAC adjustments as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next clause year. Each TAC year begins October 1.

Operating Revenues

     Revenues decreased $58.2 million in 2002 compared with the prior year. The decrease was primarily due to the migration of residential customers from firm gas sales to transportation, lower revenue from off-system sales and weather that was 2.6% warmer than last year. These factors more than offset the revenue increase derived from adding 8,366 customers in 2002, the largest increase in more than a decade. During 2002, the number of residential customers who purchased natural gas from gas marketers increased by 121% as those marketers were able to offer competitive gas prices in 2002 compared with SJG's prices. The corresponding decline in customers who purchased their natural gas from the utility directly impacted utility revenues. However, since gas costs are passed on directly to customers without any profit margin added by New Jersey utilities, the increased customer usage of gas marketers did not impact SJG's profitability. SJG also experienced a significant decrease in off-system revenues due to lower average prices for gas sold in 2002. The volume of gas sold off-system was slightly lower in 2002; however, due to the higher margins per unit sold, off-system sales activity contributed more to earnings this year compared with 2001.

     Revenues increased $29.6 million in 2001 compared with the prior year. The increase was primarily due to higher rates resulting from an increase in the Levelized Gas Adjustment Clause that reflected higher gas costs, the return of residential customers to firm gas sales from transportation and 6,658 additional customers. Early in 2001, a large number of residential customers who purchased natural gas from other providers resumed purchasing natural gas from SJG as marketers were unable to offer competitive prices. These increases offset a decrease in off-system revenues. The decrease was due to lower average prices for natural gas sold during 2001 compared with 2000. The volume of gas sold off-system was also lower in 2001 than in 2000.

     As a result of SJG's Temperature Adjustment Clause (TAC), revenues from utility ratepayers are closely tied to 20-year normal temperatures calculated under the clause and not actual temperatures. While the clause significantly reduces fluctuations in revenues related to temperature, as a general rule, revenues continue to be positively impacted by colder weather and negatively impacted by warmer weather. Weather in 2002 was 2.6% warmer than in 2001 and 7.8% warmer for the year than the 20-year TAC average. Revenues in 2001 were also negatively impacted by the weather. Weather in 2001 was 9.0% warmer than in 2000 and was also 5.3% warmer in 2001 than the 20-year TAC average.

     Total gas throughput increased 11.0% to 120.9 billion cubic feet (Bcf) in 2002. The higher throughput was almost entirely due to increased capacity release throughput. Warm weather resulted in reduced demand for natural gas and the need for pipeline capacity to transport that gas. Consequently, SJG had more capacity available to sell in 2002 than 2001. In 2001, total gas throughput decreased 17.8% to 108.9 Bcf. Results in 2001 were due to decreased capacity release, off-system sales, transportation and residential activity. Off-system and capacity release throughput declined primarily because we canceled a high-volume, low-margin supply and storage contract.

Gas Purchased for Resale

     Gas purchased for resale decreased $61.4 million in 2002 compared with 2001. Lower gas costs and sales volumes for both local distribution and off-system sales were responsible for the decrease. SJG's gas cost during 2002 averaged $4.46 per thousand cubic feet (Mcf) compared with $6.80/Mcf in 2001 and $5.68/Mcf in 2000. SJG passed lower gas costs on to local distribution customers through a $17.6 million refund in 2002. Warmer weather and the migration of customer gas purchases from the utility to gas marketers were the main causes of lower sales volumes. In 2001, gas purchased for resale increased $33.1 million compared with 2000 as a result of higher gas costs for both local distribution and off-system sales, partially offset by lower volumes sold. Unlike gas costs associated with off-system sales, changes in the unit cost of gas sold to utility ratepayers do not directly affect the cost of gas purchased for resale

                                     SJG-15


on the statements of consolidated income. We defer and address fluctuations in gas costs to ratepayers not reflected in current rates in future periods under a BPU-approved Levelized Gas Adjustment Clause. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its sales customers. We do not anticipate any difficulty renewing or replacing expiring contracts under substantially similar terms and conditions.

Utility Operations

     A summary of net changes in operations (in thousands):

                                      2002 vs. 2001        2001 vs. 2000
                                      -------------        -------------
Other Production Expense               $        47         $        (9)
Transmission                                    30                  30
Distribution                                   590                 283
Customer Accounts and Services               1,889                 492
Sales                                           90                  18
Administration and General                     398              (2,121)
                                       -----------         -----------

        Total Operations               $     3,044         $    (1,307)
                                       ===========         ===========


     Distribution expenses increased in 2002 as the cost to maintain the utility distribution system, inclusive of implementation of new federally mandated training programs, continues to increase. Customer Accounts and Services expense increased significantly in 2002 primarily due to higher bad debt expense as customer account write-offs rose and SJG increased its reserve for bad debts. The higher level of write-offs was attributable to the unusually cold 2000-2001 winter season. In addition, the colder start to the 2002-2003 winter season resulted in the need to increase the reserve for future uncollectible account balances. The increase in Customer Accounts and Services in 2001 compared with 2000 resulted from the absence of almost two months of payroll expense in 2000 due to a work stoppage in that year. Administrative and General (A&G) expenses increased in 2002 primarily because of increasing healthcare and pension costs. Approximately two-thirds of the A&G decline in 2001 was work-stoppage related. The remainder was due to a reallocation of benefits to individual cost centers mandated by the BPU as part of New Jersey's energy deregulation process.

Other Operating Expenses

     A summary of principal changes in other operating expenses (in thousands):

                                   2002 vs. 2001         2001 vs. 2000
                                   -------------         -------------

Maintenance                         $    (1,670)        $       (26)
Depreciation                              1,214               1,064
Energy and Other Taxes                      180              (1,062)


     Maintenance expense decreased in 2002 primarily due to lower levels of Remediation Adjustment Clause (RAC) amortization. RAC-related expenses do not affect earnings as an offsetting amount is recognized in revenues. Depreciation was higher due to SJG's increased investment in property, plant and equipment. Changes in Energy and Other Taxes relate primarily to changes in volumes of gas sold and transported by SJG.

Other Income and Expense

     Other income and expense was higher in 2002 compared with 2001 due to a pre-tax gain of $686,000 on the sale of stock received as a result of the demutualization of Prudential's mutual life insurance company. Other income and

                                     SJG-16


expense was lower in 2001 compared with 2000 due to a sharp decline in investment income on our available-for-sale securities.

Interest Charges

     Interest charges decreased in both 2002 and 2001 compared with the prior year due primarily to reductions in short-term rates on line of credit borrowings and recoveries of carrying costs associated with unrecovered RAC and purchased gas costs. We have incurred debt primarily to expand and upgrade SJG's gas transmission and distribution system and to support seasonal working capital needs related to gas inventories and customer receivables.

Discontinued Operations

     In 2001, we formally discontinued the merchandising segment of our operations, which consisted of retail sales of natural gas appliances. Results for 2000 reflect the operating performance of this business segment. The higher loss in 2001 was primarily due to the cost associated with discontinuing these activities. Additional losses in 2002 were the result of reevaluating the reserve for future cost necessary to complete the exit of this segment of operations and recognizing that additional future cost will be incurred.

Net Income Applicable to Common Stock

     Net income for 2002 was $23.2 million as compared with $21.3 million and $21.8 million in 2001 and 2000, respectively. Reasons for the changes in net income in 2002 and 2001 are discussed in detail above.

Regulatory Matters

     Rate Actions

     In January 1997, the BPU granted SJG a 9.62% rate of return on rate base, which included an 11.25% return on common equity. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation increased. Currently, SJG keeps 100% of pre-tax margins up to the threshold level of $7.8 million. The next $750,000 is credited to the Levelized Gas Adjustment Clause (LGAC). Thereafter, SJG keeps 20% of the pre-tax margins as it has historically.

     In November 2001, SJG filed for a $2.7 million rate increase to recover the cash related to a 3-year net deficiency in the TAC. Additionally, in September 2002, SJG filed for an $8.6 million rate increase to recover the cash related to a TAC deficiency resulting from warmer-than-normal weather for the 2001-2002 winter.

     Also in November 2001, SJG filed for a $17.6 million reduction to its LGAC. The BPU approved the LGAC reduction effective December 1, 2001 and concurrently approved recovery of SJG's October 31, 2001 underrecovered gas cost balance. As a result, SJG is recovering $48.9 million over three years plus interest accrued since April 1, 2001. SJG is also recovering interest for the 3-year amortization period at a rate of 5.75%. In May 2002, SJG received approval from the BPU to reduce its overcollected LGAC balance by another $17.6 million through a customer refund. This refund did not affect SJG's net income or financial condition. In September 2002, SJG filed with the BPU to maintain its current LGAC rate through October 2003.

     During 2002, the BPU convened a gas policy group to address Basic Gas Supply Service (BGSS), which is the gas supply service being provided by the natural gas utility. In December 2002, the BPU approved the proposed BGSS price structure which was submitted by the gas policy group. When implemented in 2003, customers will be able to make more informed decisions about choosing an alternate supplier by having a utility price structure that more currently reflects market conditions. Further, BGSS will provide SJG with more pricing flexibility, through automatic rate changes, resulting in the reduction of over/under-recoveries. The BGSS-approved price structure will replace the current LGAC pricing structure. However, other LGAC related mechanisms, such as

                                     SJG-17


deferred accounting treatment, the sharing of pre-tax margins generated by interruptible and off-system sales and transportation, and the allowance for full recovery of natural gas costs, will remain in place under BGSS.

     In August 2002, SJG filed for a Societal Benefits Clause (SBC) rate increase. The SBC recovers costs related to BPU-mandated programs, including environmental remediation costs that are recovered through its Remediation Adjustment Clause (RAC); energy efficiency and renewable energy program costs that are recovered through its Comprehensive Resource Analysis Clause (renamed in December 2002 as the New Jersey Clean Energy Programs); consumer education program costs; and low income program costs. If approved, the rate increase filed would provide for annual recovery of $13.7 million, representing an annual increase of approximately $7.0 million over the $6.7 million recovery currently included in rates.

     Also in August 2002, SJG filed a petition with the BPU to transfer its appliance service business from the regulated utility into a newly created unregulated company. As filed, the newly created company would have the flexibility to be more responsive to competition and customer needs by expanding and modifying its service offerings in an unregulated environment.

     Filings and petitions described above are still pending unless otherwise indicated.

     Environmental Remediation

     We incurred and recorded costs for environmental clean up of sites where SJG or its predecessors operated manufactured gas plants (MGP). SJG stopped manufacturing gas in the 1950s. We successfully entered into settlements with all of SJG's historic comprehensive general liability carriers regarding environmental remediation expenditures at former MGP sites. As part of these settlements, SJG purchased an insurance policy that caps its remediation expenditures at 11 of these sites. The insurance policy is in force until 2024 at 10 sites and until 2029 at one site.

     We believe that all costs incurred net of insurance recoveries relating to SJG's MGP sites will be recovered through rates under SJG's RAC. The RAC currently permits SJG to recover incurred costs in equal installments over 7-year periods with carrying costs. As of December 31, 2002, SJG has $6.5 million of remediation costs not yet recovered through rates.

     Other matters are incorporated by reference to Note 14 to the consolidated financial statements included in this report.

Liquidity and Capital Resources

     Liquidity needs at SJG are driven by factors that include natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under the LGAC; the timing of construction and remediation expenditures and related permanent financings; mandated tax payment dates; and both discretionary and required repayments of long-term debt.

     We first seek to meet liquidity needs with net cash provided by operating activities. Net cash provided by operating activities totaled $72.6 million, $15.1 million and $37.4 million in 2002, 2001 and 2000, respectively. The wide swing in our net cash provided by operating activities between 2002 and 2001 was primarily due to the impact of cold weather in November and December of 2002 compared with warm weather experienced at the same time in 2001. Consequently, inventories were lower than at December 31, 2001 due to high levels of gas consumption by customers in late 2002. The majority of the 2001 change resulted from significantly higher-cost gas placed into inventory during the year. Very high gas prices combined with cold weather experienced during November and December of 2000 resulted in much higher receivables and payables and much lower inventories at year end 2000 as compared with December 31, 2001 when weather conditions at year end were warmer-than-normal. We use short-term borrowings under lines of credit from commercial banks to supplement cash from operations where necessary.

                                     SJG-18


     Lines of credit available to SJG totaled $172.0 million at December 31, 2002, of which $153.9 million was used. All but $10 million of these lines are available through five commercial banks on an uncommitted basis. The banks and SJG review and renew the lines annually. The $10 million line is extended on a committed basis, maturing May 2003, by a sixth commercial bank. SJG has long-standing relationships with all of these banks and we believe, based upon ongoing dialogue, that there will continue to be sufficient credit available to meet our business' future liquidity needs.

     SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds, to finance its long-term needs. These needs are primarily capital expenditures for property, plant and equipment. Since 1998, SJG has financed these needs via a Medium Term Note (MTN) program, secured in similar fashion to the First Mortgage Bonds. SJG's registration of a new $150 million MTN program with the Securities and Exchange Commission became effective in December 2002. This program replaces a previous $100 million, 3-year MTN program that was fully used in 2001. Current maturities on long-term debt over the next five years are as follows: $10.7 million per year in 2003 through 2005; $9.0 million in 2006; and $8.4 million in 2007.

     SJI contributed $2.5 million, $7.0 million and $8.0 million of capital to SJG during 2002, 2001 and 2000, respectively. Contributions of capital are credited to Other Paid-in Capital and Premium on Common Stock.

Capital Expenditures, Commitments and Contingencies

     Capital Expenditures

     SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for 2002 amounted to $44.3 million. We estimate the net costs for 2003, 2004 and 2005 at approximately $55.2 million, $48.4 million and $48.8 million, respectively.

     Commitments and Contingencies

     SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of December 31, 2002 average $44.1 million annually and total $293.5 million over the contracts' lives. Approximately 15% of the financial commitment under these contracts expires during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Levelized Gas Adjustment Clause.

     Occasionally, SJG enters into operating leases to finance the use of a variety of assets, including vehicles, telecommunications equipment and copiers. SJG's operating lease obligations for the next five years are: $502,000 in 2003; $356,000 in 2004; $190,000 in 2005; $35,000 in 2006; and a total of $62,000 in
2007 and beyond.

     SJG is subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to claims when we can determine the amount or range of amounts of likely settlement costs for these claims. Management does not currently anticipate the disposition of any known claims to have a material adverse effect on SJG's financial position, results of operations or liquidity.

Market Risks

     Commodity Market Risks

     SJG is a regulated utility. As such, we recover gas commodity costs under the Levelized Gas Adjustment Clause that is part of our tariff. While SJG is protected from gas cost fluctuations by the clause, we do utilize forward contracts to shield our customers from gas cost fluctuations.

                                     SJG-19


     Interest Rate Risk

     Our exposure to interest rate risk relates primarily to short-term, variable rate borrowings. Our short-term, variable rate debt outstanding at December 31, 2002 was $153.9 million and averaged $116.5 million for the entire year. The months where average outstanding variable rate debt was at its high and low points were November at $154.3 million and April at $86.2 million, respectively. A hypothetical 100 basis point (1%) increase in interest rates on our average variable rate debt outstanding would result in a $687,000 increase in our interest expense net of tax on an annual basis. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the last five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2002 -74 b.p. decrease; 2001 - 383 b.p. decrease; 2000 - 83 b.p.
increase; 1999 - 81 b.p. increase; and 1998 - 38 b.p. decrease. For December 2002, our average interest rate on variable rate debt was 2.22%. Consequently, the interest rate reduction experienced since the beginning of 2001 cannot be duplicated.

     To reduce exposure to an interest rate increase on our variable rate debt, SJG entered into two interest rate swap agreements. The swaps fixed the rate on $40 million of variable rate debt from April 2002 to March 2003 at 3.57%. SJG primarily issues long-term debt at fixed rates and, consequently, interest expense is not significantly impacted by changes in market interest rates. SJG prepaid $17.5 million of 9% first mortgage bonds in October 2002. SJG paid a premium of $566,000 to bondholders in conjunction with that redemption. Given current interest rate levels, we anticipate redeeming an additional $8.1 million of first mortgage bonds prior to scheduled maturity during the next 12 months.

Ratio of Earnings to Fixed Charges

     The company's ratio of earnings to fixed charges for each of the periods indicated is as follows:

                     Year Ended December 31,
     ------------------------------------------------------
     2002         2001        2000         1999        1998
     ----         ----        ----         ----        ----

     2.9x         2.6x        2.6x         2.5x        2.2x


     The ratio of earnings to fixed charges represents, on a pre-tax basis, the number of times earnings covers fixed charges. Earnings consist of net income, to which has been added fixed charges and taxes based on income of the company. Fixed charges consist of interest charges and preferred securities dividend requirements and an interest factor in rentals.


      Item 7A. Quantitative and Qualitative Disclosures About Market Risks

     Information required by this item is incorporated by reference to the section entitled "Market Risks" in Item 7 on pages 19 and 20 of this Form 10-K.


                                     SJG-20



               Item 8. Financial Statements and Supplementary Data


                          INDEPENDENT AUDITORS' REPORT



   To the Shareholder and Board of Directors of South Jersey Gas Company:


   We have audited the consolidated balance sheets of South Jersey Gas Company and subsidiary as of December 31, 2002 and 2001, and the related statements of consolidated income and retained earnings and consolidated cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of South Jersey Gas Company and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


   DELOITTE & TOUCHE LLP
   Philadelphia, Pennsylvania

   February 19, 2003



                                     SJG-21




                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------
                                 (In Thousands)
                                                                                       December 31,
                                                                          ---------------------------------------
                                                                                 2002                  2001
-----------------------------------------------------------------------------------------------------------------
ASSETS

Property, Plant and Equipment:  (Notes 1, 3 & 7)
   Utility Plant, at original cost                                         $       846,865       $       805,440
     Accumulated Depreciation                                                     (236,813)             (221,457)
                                                                          -----------------    ------------------

          Property, Plant and Equipment - Net                                      610,052               583,983
                                                                          -----------------    ------------------

Available-for-Sale Securities                                                        3,407                 3,093
                                                                          -----------------    ------------------

Current Assets:
   Cash and Cash Equivalents (Notes 1 & 9)                                           3,580                 3,276
   Accounts Receivable (Notes 2 & 3)                                                61,845                39,212
   Unbilled Revenues (Note 1)                                                       27,570                32,398
   Provision for Uncollectibles                                                     (2,816)               (1,916)
   Natural Gas in Storage, average cost                                             40,769                59,778
   Materials and Supplies, average cost                                              4,157                 3,818
   Prepaid Taxes (Note 1)                                                            2,440                 4,650
   Other Prepayments and Current Assets                                              3,435                 2,799
                                                                          -----------------    ------------------

          Total Current Assets                                                     140,980               144,015
                                                                          -----------------    ------------------

Regulatory Assets:  (Note 1)
   Environmental Remediation Costs: (Notes 2 & 14)
     Expended - Net                                                                  6,470                12,831
     Liability for Future Expenditures                                              48,211                48,790
   Gross Receipts and Franchise Taxes (Note 6)                                       1,811                 2,254
   Income Taxes - Flowthrough Depreciation (Note 6)                                  8,597                 9,575
   Deferred Fuel Cost - Net (Notes 1 & 2)                                           31,594                38,382
   Deferred Postretirement Benefit Costs (Note 11)                                   3,780                 4,158
   Other Regulatory Assets                                                           6,450                 2,386
                                                                          -----------------    ------------------

          Total Regulatory Assets                                                  106,913               118,376
                                                                          -----------------    ------------------

Other Non-Current Assets:
   Unamortized Debt Discount and Expense                                             5,660                 5,957
   Accounts Receivable - Merchandise                                                 1,776                    31
   Other                                                                             5,538                 3,935
                                                                          -----------------    ------------------

          Total Other Non-Current Assets                                            12,974                 9,923
                                                                          -----------------    ------------------

               Total Assets                                                $       874,326       $       859,390
                                                                          =================    ==================



The accompanying footnotes are an integral part of the financial statements.


                                     SJG-22



                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------
                                 (In Thousands)
                                                                                       December 31,
                                                                          ---------------------------------------
                                                                                 2002                  2001
-----------------------------------------------------------------------------------------------------------------
Capitalization and Liabilities

Common Equity:  (Note 10)
   Common Stock, Par Value $2.50 per share:
      Authorized - 4,000,000 shares
      Outstanding - 2,339,139 shares                                       $         5,848       $         5,848
   Other Paid-In Capital and Premium on  Common Stock                              135,317               132,817
   Accumulated Other Comprehensive Loss (Note 12)                                   (8,689)               (1,939)
   Retained Earnings                                                                81,748                69,256
                                                                          -----------------    ------------------

          Total Common Equity                                                      214,224               205,982
                                                                          -----------------    ------------------

Preferred Stock and Securities:  (Note 4)
   Redeemable Cumulative Preferred  -  Par Value $100 per share,
     Authorized 41,966 shares, Outstanding 16,904 shares 8% Series                   1,690                 1,690
   Company-Guaranteed Mandatorily Redeemable Preferred
      Securities of Subsidiary Trust, Par Value $25 per share,
      1,400,000 shares Authorized and Outstanding                                   35,000                35,000
                                                                          -----------------    ------------------

          Total Preferred Stock and Securities                                      36,690                36,690
                                                                          -----------------    ------------------

Long-Term Debt  (Notes 7 & 8)                                                      199,016               230,247
                                                                          -----------------    ------------------

          Total Capitalization                                                     449,930               472,919
                                                                          -----------------    ------------------

Current Liabilities:
   Notes Payable  (Note 9)                                                         153,900               135,500
   Current Maturities of Long-Term Debt (Note 7)                                    10,696                 9,733
   Accounts Payable                                                                 43,066                32,391
   Deferred Income Taxes - Net (Note 5)                                             19,844                25,503
   Customer Deposits                                                                 6,924                 5,976
   Environmental Remediation Costs (Note 14)                                         4,852                11,052
   Taxes Accrued (Note 2)                                                            4,212                 2,904
   Derivatives                                                                         142                     -
   Interest Accrued and Other Current Liabilities                                    8,106                 7,752
                                                                          -----------------    ------------------

          Total Current Liabilities                                                251,742               230,811
                                                                          -----------------    ------------------

Deferred Credits and Other Non-Current Liabilities:
   Deferred Income Taxes - Net (Note 5)                                             98,537                86,172
   Environmental Remediation Costs (Note 14)                                        43,359                37,738
   Pension and Other Postretirement Benefits (Note 11)                              14,205                17,736
   Investment Tax Credits (Note 6)                                                   3,819                 4,166
   Other                                                                            12,734                 9,848
                                                                          -----------------    ------------------

            Total Deferred Credits and Other Non-Current Liabilities               172,654               155,660
                                                                          -----------------    ------------------

               Total Capitalization and Liabilities                        $       874,326       $       859,390
                                                                          =================    ==================


The accompanying footnotes are an integral part of the financial statements.


                                     SJG-23



                                            SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                                    STATEMENTS OF CONSOLIDATED INCOME AND RETAINED EARNINGS
--------------------------------------------------------------------------------------------------------------------------------
                                           (In Thousands Except for Per Share Data)

                                                                                      Year Ended December 31,
                                                                     -----------------------------------------------------------
                                                                            2002                 2001                 2000
--------------------------------------------------------------------------------------------------------------------------------
Operating Revenues  (Notes 1, 2 & 3)                                  $       417,263      $       475,461      $       445,818
                                                                      ----------------     ----------------     ----------------

Operating Expenses:
   Gas Purchased for Resale                                                   274,405              335,783              302,652
   Utility Operations                                                          42,958               39,914               41,221
   Maintenance                                                                  6,101                7,771                7,797
   Depreciation (Note 1)                                                       22,350               21,136               20,072
   Energy and Other Taxes (Notes 1 & 5)                                        10,575               10,395               11,457
                                                                     -----------------    -----------------    -----------------

      Total Operating Expenses                                                356,389              414,999              383,199
                                                                     -----------------    -----------------    -----------------

Operating Income                                                               60,874               60,462               62,619

Other Income and Expense - Net                                                    333                  (54)                 170

Interest Charges                                                               17,555               20,126               21,157

Preferred Dividend Requirements  (Note 4)                                       3,058                3,062                3,074
                                                                     -----------------    -----------------    -----------------

Income Before Income Taxes                                                     40,594               37,220               38,558

Income Taxes  (Notes 1, 5 & 6)                                                 17,372               15,693               16,703
                                                                     -----------------    -----------------    -----------------

Income from Continuing Operations                                              23,222               21,527               21,855

Loss from Discontinued Operations - Net  (Note 13)                                (29)                (207)                 (76)
                                                                     -----------------    -----------------    -----------------

Net Income Applicable to Common Stock                                          23,193               21,320               21,779

Retained Earnings at Beginning of Year                                         69,256               65,436               58,457

Dividends Declared - Common Stock                                              10,700               17,500               14,800
                                                                     -----------------    -----------------    -----------------

Retained Earnings at End of Year  (Note 10)                           $        81,749      $        69,256      $        65,436
                                                                     =================    =================    =================

Average Shares of Common Stock Outstanding                                      2,339                2,339                2,339

Earnings Per Common Share:
  Continuing Operations                                               $          9.93      $          9.20      $          9.34
  Discontinued Operations - Net (Note 13)                                       (0.01)               (0.09)               (0.03)
                                                                     -----------------    -----------------    -----------------

Earnings Per Common Share                                             $          9.92      $          9.11      $          9.31
                                                                     =================    =================    =================

Dividends Declared Per Common Share                                   $          4.57      $          7.48      $          6.33
                                                                     =================    =================    =================


The accompanying footnotes are an integral part of the financial statements.



                                     SJG-24




                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------------
                                 (In Thousands)

                                                                                           Year Ended December 31,
                                                                            ------------------------------------------------------
                                                                                 2002             2001                2000
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net Income Applicable to Common Stock                                      $      23,193      $       21,320      $      21,779
  Adjustments to Reconcile Net Income to Cash Flows
   Provided by Operating Activities:
    Depreciation and Amortization                                                   24,730              23,407             22,986
    Provision for Losses on Accounts Receivable                                      3,664               2,067              2,176
    Revenues and Fuel Costs Deferred - Net                                           6,788              (9,202)           (16,006)
    Deferred and Non-Current Income Taxes and Credits - Net                         11,096               5,154             14,030
    Environmental Remediation Costs - Net                                            6,361               5,643              7,228
    Additional Pension Contributions                                               (15,851)               (190)              (267)
    Changes in:
      Accounts Receivable                                                          (20,569)             38,337            (54,193)
      Inventories                                                                   18,670             (27,790)            (4,881)
      Prepayments and Other Current Assets                                            (636)               (159)              (179)
      Prepaid and Accrued Taxes - Net                                                3,518               1,772                (83)
      Accounts Payable and Other Accrued Liabilities                                11,977             (47,146)            42,635
    Other - Net                                                                       (381)              1,868              2,172
                                                                            ---------------    ----------------   ----------------

        Net Cash Provided by Operating Activities                                   72,560              15,081             37,397
                                                                            ---------------    ----------------   ----------------

Cash Flows from Investing Activities:
  Capital Expenditures, Cost of Removal and Salvage                                (50,677)            (48,720)           (47,574)
  Purchase of Available-for-Sale Securities                                           (693)               (766)              (718)
                                                                            ---------------    ----------------   ----------------

Net Cash Used in Investing Activities                                              (51,370)            (49,486)           (48,292)
                                                                            ---------------    ----------------   ----------------

Cash Flows from Financing Activities:
  Net Borrowing from (Repayments of) Lines of Credit                                18,400              21,600             (5,000)
  Proceeds from Issuance of Long-Term Debt                                               -              35,000             35,000
  Principal Repayments of Long-Term Debt                                           (30,268)            (11,877)           (10,580)
  Premium on Acquisition of Debt                                                      (617)                  -                  -
  Dividends on Common Stock                                                        (10,700)            (17,501)           (14,800)
  Payments for Issuance of Long-Term Debt                                             (201)             (1,256)             1,704
  Additional Investment by Shareholder                                               2,500               7,000              8,000
                                                                            ---------------    ----------------   ----------------

        Net Cash (Used in) Provided by Financing Activities                        (20,886)             32,966             14,324
                                                                            ---------------    ----------------   ----------------

Net Increase(Decrease) in Cash and Cash Equivalents                                    304              (1,439)             3,429
Cash and Cash Equivalents at Beginning of Year                                       3,276               4,715              4,694
                                                                            ---------------    ----------------   ----------------

Cash and Cash Equivalents at End of Year                                     $       3,580      $        3,276      $       8,123
                                                                            ===============    ================   ================

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
     Interest (Net of Amounts Applicable to LGAC
       Overcollections and Amounts Capitalized)                              $      23,710      $       26,268      $      24,210
     Income Taxes (Net of Refunds)                                           $       4,779      $        5,886      $       3,468



The accompanying footnotes are an integral part of the financial statements.


                                     SJG-25


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

          Equity Investments - We classify equity investments purchased as long-term investments as Available-for-Sale Securities on our consolidated balance sheets and carry them at their estimated fair value with any changes in unrealized gains or losses included in Other Comprehensive Income (See Note 12).

          Estimates and Assumptions - We prepare our financial statements to conform with generally accepted accounting principles. Management makes estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Therefore, actual results could differ from those estimates.

          Regulation - SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). We maintain our accounts according to the BPU's prescribed Uniform System of Accounts (See Note 2). SJG follows the accounting for regulated enterprises prescribed by the Financial Accounting Standards Board (FASB) Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In general, Statement No. 71 allows deferral of certain costs and creation of certain obligations when it is probable that such items will be recovered from or refunded to customers in future periods.

          Operating Revenues - We bill customers monthly for gas deliveries. For retail customers not billed at the end of each month, an accrual is made to recognize unbilled revenues from the date of the last bill to the end of the month. We defer and recognize revenues related to our appliance warranty contracts over the full 12-month term of the contract as earned.

          The BPU allows us to recover the excess cost of gas sold over the cost included in base rates through the Levelized Gas Adjustment Clause (LGAC). We collect these costs on a forecasted basis upon BPU order. We defer over/under-recoveries of gas costs and include them in the following year's LGAC or other similar recovery mechanism. We pay interest on overcollected LGAC balances based on our approved return on rate base (See Note 2).

          Our tariff also includes a Temperature Adjustment Clause (TAC), a Remediation Adjustment Clause (RAC) and a Comprehensive Resource Analysis Clause (CRA). Our TAC reduces the impact of temperature fluctuations on the Company and our customers. The RAC recovers remediation costs of former gas manufacturing plants and the CRA recovers costs associated with our conservation plan. TAC adjustments affect revenue, income and cash flows since colder-than-normal weather can generate credits to customers, while warmer-than-normal weather can result in additional billings. RAC adjustments do not directly affect earnings because we defer and recover these costs through rates over 7-year amortization periods (See Notes 2 &
     14). CRA adjustments are also deferred and do not affect earnings, as these costs are recovered through rates on an ongoing basis.

          Property, Plant & Equipment - For regulatory purposes, utility plant is stated at original cost. The cost of adding, replacing and renewing property is charged to the appropriate plant account. The Utility Plant balances as of December 31, 2002 and 2001, were comprised of the following:

                                     SJG-26


                                                Thousands of Dollars
                                                2002           2001
                                              ---------      ---------
Utility Plant:
Production Plant                              $     302       $    585
Storage Plant                                    10,885         11,186
Transmission Plant                               99,708         97,979
Distribution Plant                              701,639        663,262
General Plant                                    28,890         27,822
Intangible Plant                                  1,856          1,856
                                              ---------       --------
      Utility Plant in Service                  843,280        802,690
Construction Work in Progress                     3,585          1,428
Gas Stored - Base Gas                                 -          1,322
                                              ---------       --------

      Total Utility Plant                      $846,865       $805,440
                                              =========       ========


          Depreciation and Amortization - We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. We periodically review and adjust these estimates as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.9% in 2002 and 2.8% in both 2001 and 2000. Except for extraordinary retirements, accumulated depreciation is charged with the cost of depreciable utility property retired, and removal costs less salvage.

          Impairment of Long-Lived Assets - We review the carrying amount of an asset for possible impairment whenever events or changes in circumstances indicate that such amount may not be recoverable. For the years ended 2002, 2001 and 2000, no such circumstances were identified.

          Derivative Instruments and Hedge Accounting - Effective January 1, 2001, SJG adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement establishes accounting and reporting standards for derivative instruments, including those embedded in other contracts, and for hedging activities. It requires that all derivatives, whether designated as hedging relationships or not, must be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. If the derivative is designated as a cash flow hedge, we record the effective portion of changes in the fair value of the derivative in Other Comprehensive Income and recognize it in the income statement when the hedged item affects earnings. We recognize ineffective portions of changes in the fair value of cash flow hedges in earnings.

          In April 2002, we entered into two interest rate swap contracts that effectively fixed the interest rate at 3.57% through March 15, 2003 on $40.0 million of our debt outstanding under bank lines.

          We entered into these interest rate swap agreements to hedge the exposure to increasing rates with respect to our variable rate debt. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. We account for these interest rate swaps as cash flow hedges. As of December 31, 2002, the market value of these swaps was $0.1 million, which represents the amount we would have to pay the counterparty to terminate these contracts. We included this balance on the 2002 consolidated balance sheet under the caption Derivatives. As of December 31, 2002, we calculated the swaps to be highly effective; therefore, we recorded the offset to the hedge asset, net of taxes, in Accumulated Other Comprehensive Loss (See Note 12).

          We determined the fair value of the interest rate swap agreements using quotations from independent parties.

                                     SJG-27


          We have also identified other financial instruments that qualify as derivatives. Management believes, however, based on its interpretation of guidance issued, that as these derivative contracts relate to the purchase and sale of natural gas, they qualify for the normal purchases and normal sales exception and, therefore, no additional disclosure is required.

          New Accounting Pronouncements - In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," and Statement No. 143, "Accounting for Asset Retirement Obligations."

          Statement No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. It provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but rather be tested at least annually for impairment. In 1983, we acquired certain gas distribution and operating facilities with an excess of purchase price over net book value of $2.9 million, which was being amortized over 40 years. This acquisition adjustment is deemed to have an indefinite useful life. Accordingly, we ceased amortizing the premium on January 1, 2002 upon adoption of Statement No. 142, leaving a carrying amount of $1.6 million, which we reflected in the caption Utility Plant on the consolidated balance sheets. The premium amortization approximated $75,000 in 2001 and 2000.

          Statement No. 143, which will be adopted in 2003, establishes accounting and reporting standards for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We have certain easements and right-of-way agreements that qualify as legal obligations under Statement No. 143. However, it is our intent to maintain these agreements in perpetuity; therefore, no change in our current accounting practices is required at this time.

          We recover certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. When we retire depreciable properties, we charge the original cost thereof, plus cost of removal less salvage, to accumulated depreciation. As of December 31, 2002, we had accrued amounts in excess of actual removal costs incurred totaling $41.4 million which is included in Utility Plant Accumulated Depreciation. We do not expect the adoption of this statement to materially affect our financial condition or results of operations.

          In August 2001, the FASB also issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which became effective in 2002. This statement prescribes that a single accounting model be used for valuing long-lived assets to be disposed of and broadens the presentation of discontinued operations. The adoption of this statement did not affect our financial condition or results of operations nor do we expect its ongoing application to materially affect our financial statements.

          In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit on disposal activities initiated after December 31, 2002. We do not expect the adoption of this statement to materially affect our financial condition or results of operations.

          In November 2002, the FASB released Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The provisions of this interpretation have no impact on SJG's financial statements.

          In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which is effective for our 2002 annual financial statements and subsequent interim financial reporting. This statement provides alternate methods of transitioning for a

                                     SJG-28


     voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it requires prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions for this statement have no impact on the Company.

          Income Taxes - Deferred income taxes are provided for all significant temporary differences between book and taxable income (See Notes 5 & 6).

          Regulatory Assets - All significant regulatory assets are separately identified on the consolidated balance sheets under the caption Regulatory Assets. Each item that is separately identified is being recovered through utility rate charges without a return on investments over the following periods:

                                                    Years Remaining
          Regulatory Asset                      As of December 31, 2002
          ----------------                      -----------------------

Environmental Remediation Costs:
  Expended - Net                                           7
  Liability for Future Expenditures                 Not Applicable
Gross Receipts and Franchise Taxes                         4
Income Taxes - Flowthrough Depreciation                    9
Deferred Fuel Costs - Net                               Various
Deferred Postretirement Benefit Costs                     10


          The majority of the assets reflected under the caption Other Regulatory Assets are currently subject to filings with the BPU requesting recovery. Management believes that all such deferred costs will be permitted to be recovered from ratepayers through future utility rates.

          In addition, we had one significant regulatory liability for overcollected taxes totaling $2.8 million and $1.6 million, including interest, as of December 31, 2002 and 2001, respectively. We included these amounts in the caption Other under the heading Deferred Credits and Other Non-Current Liabilities and are subject to being returned to ratepayers in future rate proceedings.

          Statements of Cash Flows - For purposes of reporting cash flows, highly liquid investments with original maturities of three months or less are considered cash equivalents.

 2.  REGULATORY ACTIONS:

          In January 1997, the BPU granted us a 9.62% rate of return on rate base, which included an 11.25% return on common equity. Additionally, our threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation increased. Currently, we keep 100% of pre-tax margins up to the threshold level of $7.8 million. The next $750,000 is credited to the LGAC. Thereafter, we keep 20% of the pre-tax margins as we have historically.

          Effective January 10, 2000, the BPU approved full unbundling of our system. This allows all natural gas consumers to select their natural gas supplier. As of December 31, 2002, 92,543 of our residential customers were purchasing their gas commodity from someone other than us. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in our revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect our net income or financial condition. The BPU continues to allow for full recovery of natural gas costs through the LGAC as well as other costs of service, including deferred costs, through tariffs.

                                     SJG-29


          In November 2001, we filed for a $2.7 million rate increase to recover the cash related to a 3-year net deficiency in the TAC. Additionally, in September 2002, we filed for an $8.6 million rate increase to recover the cash related to a TAC deficiency resulting from warmer-than-normal weather for the 2001-2002 winter.

          Also in November 2001, we filed for a $17.6 million reduction to the LGAC. The BPU approved the LGAC reduction effective December 1, 2001 and concurrently approved recovery of our October 31, 2001 underrecovered gas cost balance. As a result, we will recover $48.9 million over three years plus interest accrued since April 1, 2001. We will also recover interest for the 3-year amortization period at a rate of 5.75%. In May 2002, we received approval from the BPU to reduce our overcollected LGAC balance by another $17.6 million through a customer refund. This refund did not affect our net income or financial condition. In September 2002, we filed with the BPU to maintain our current LGAC rate through October 2003.

          During 2002, the BPU convened a gas policy group to address Basic Gas Supply Service (BGSS), which is the gas supply service being provided by the natural gas utility. On December 18, 2002, the BPU approved the proposed BGSS price structure which was submitted by the gas policy group. When the BGSS is implemented in 2003, customers will be able to make more informed decisions about choosing an alternate supplier by having a utility price structure that more currently reflects market conditions. Further, BGSS will provide us with more pricing flexibility, through automatic rate changes, resulting in the reduction of over/under-recoveries. The BGSS approved price structure will replace the current LGAC pricing structure. However, other LGAC related mechanisms, such as deferred accounting treatment, the sharing of pre-tax margins generated by interruptible and off-system sales and transportation, and the allowance for full recovery of natural gas costs, will remain in place under BGSS.

          In August 2002, we filed for a Societal Benefits Clause (SBC) rate increase. The SBC recovers costs related to BPU mandated programs, including environmental remediation costs that are recovered through our RAC; energy efficiency and renewable energy program costs that are recovered through our CRA Clause (renamed in December 2002 as the New Jersey Clean Energy Programs); consumer education program costs; and low income program costs. If approved, the rate increase filed would provide for an annual recovery level of $13.7 million, representing an annual increase of approximately $7.0 million over the $6.7 million recovery currently included in rates.

          Also in August 2002, we filed a petition with the BPU to transfer our appliance service business from the regulated utility into a newly created unregulated company. As filed, the newly created company would have the flexibility to be more responsive to competition and customer needs by expanding and modifying its service offerings in an unregulated environment.

 3.  RELATED PARTY TRANSACTIONS:

          SJG sells natural gas for resale to South Jersey Energy Company (SJE) and South Jersey Resources Group, LLC (SJRG), SJI's wholly owned subsidiaries. These sales comply with Section 284.402 of the Regulations of the Federal Energy Regulatory Commission (FERC). Sales to SJE were approximately $13,991,000 and $7,184,000 and $14,620,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The amounts due from SJE relating to these sales were $3,647,000, $1,004,000 and $2,824,000 at December 31, 2002, 2001 and 2000, respectively. Sales to SJRG were approximately $17,074,000, $23,011,000 and $30,327,000 for the years ended
     December 31, 2002, 2001 and 2000, respectively. The amounts due from SJRG relating to these sales were $4,110,000, $3,353,000 and $4,587,000 at
     December 31, 2002, 2001 and 2000, respectively.

          We also meet some of our gas purchasing requirements by purchasing natural gas for resale from SJRG. Such purchases were approximately $11,684,000, $28,833,000 and $12,126,000 for the years ended December 31,
     2002, 2001 and 2000, respectively. Additionally, during 2002, SJG purchased

                                     SJG-30


     gas storage services from SJRG in the amount of $581,000. The amounts due to SJRG relating to gas purchases and storage services were approximately $2,270,000, $1,476,000 and $3,730,000 at December 31, 2002, 2001 and 2000,
     respectively.

 4.  PREFERRED STOCK AND SECURITIES:

          Redeemable Cumulative Preferred Stock - Annually, we are required to offer to purchase 1,500 shares of our Cumulative Preferred Stock, Series B, at par value, plus accrued dividends. We may not declare or pay dividends or make distributions on our common stock if preferred stock dividends are in arrears. Preferred shareholders may elect a majority of our directors if four or more quarterly dividends are in arrears.

          Mandatorily Redeemable Preferred Securities - In 1997, our statutory trust subsidiary, SJG Capital Trust (Trust), sold $35 million of 8.35% SJG-Guaranteed Mandatorily Redeemable Preferred Securities. The Trust's only assets are the 8.35% Deferrable Interest Subordinated Debentures issued by SJG maturing April, 2037. This is also the maturity date of the Preferred Securities. The Debentures and Preferred Securities are redeemable at our option at a price equal to 100% of the principal amount.

 5.  INCOME TAXES:

          SJG is included in the consolidated Federal income tax return filed by SJI. The actual taxes, including credits, are allocated by SJI to its subsidiaries, generally on a separate return basis. Total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory Federal Income Tax rate to pre-tax income for the following reasons:


                                                     Thousands of Dollars
                                                 2002        2001        2000
                                               --------    --------    ---------

Tax at Statutory Rate                          $ 14,208    $ 13,027    $ 13,495
Increase (Decrease) Resulting from:
    State Income Taxes                            2,847       2,367       2,858
    Amortization of Investment Tax Credit          (347)       (347)       (335)
    Tax Depreciation Under Book
      Depreciation on Utility Plant                 664         664         664
    Other - Net                                      --         (18)         21
                                               --------    --------    --------
Income Taxes:
    Continuing Operations                        17,372      15,693      16,703
    Discontinued Operations                         (21)       (144)        (52)
                                               --------    --------    --------
Net Income Taxes                               $ 17,351    $ 15,549    $ 16,651
                                               ========    ========    ========


                                     SJG-31



         The provision for Income Taxes is comprised of the following:

                                                     Thousands of Dollars
                                                 2002        2001        2000
                                               --------    --------    --------

Current:
    Federal                                    $  3,152    $  7,332    $  1,104
    State                                         3,124       3,206       1,621
                                               --------    --------    --------
            Total Current                         6,276      10,538       2,725
                                               --------    --------    --------

Deferred:
    Federal -
        Excess of Tax Depreciation Over
          Book Depreciation - Net                 9,609       4,659       5,233
        Deferred Fuel Costs                      (3,728)        794      12,157
        Environmental Costs - Net                (1,494)     (1,852)     (2,530)
        Alternative Minimum Tax                     (66)      1,947      (1,633)
        Benefit of State Tax                       (440)       (153)       (971)
        Prepaid Pension                           5,343          --          --
        Deferred Regulatory Costs                 1,543         175          69
        Other - Net                                (581)       (504)       (788)
    State                                         1,257         436       2,776
                                               --------    --------    --------
            Total Deferred                       11,443       5,502      14,313
Investment Tax Credit                              (347)       (347)       (335)
                                               --------    --------    --------
Income Taxes:
    Continuing Operations                        17,372      15,693      16,703
    Discontinued Operations                         (21)       (144)        (52)
                                               --------    --------    --------
Net Income Taxes                               $ 17,351    $ 15,549    $ 16,651
                                               ========    ========    ========


          The net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in the following deferred tax liabilities at December 31:

                                                         Thousands of Dollars
                                                         2002            2001
                                                       ---------      ---------


Current:
    Deferred Fuel Costs                                $  20,368      $  25,054
    Other                                                   (524)           449
                                                       ---------      ---------
            Current Deferred Tax
             Liability - Net                              19,844         25,503
                                                       ---------      ---------
Non-Current:
    Book Versus Tax Basis of Property                     97,067         85,633
    Prepaid Pension                                        6,716             --
    Environmental                                          1,855          3,734
    Excess Protected                                       3,160          3,225
    Deferred Regulatory Costs                              3,873          1,660
    Minimum Pension Liability                             (5,840)        (1,348)
    Deferred State Tax                                    (2,664)        (2,116)
    Investment Tax Credit Basis Gross Up                  (2,070)        (2,249)
    Alternative Minimum Tax                               (1,398)          (956)
    Other                                                 (2,162)        (1,411)
                                                       ---------      ---------
            Non-Current Deferred Tax
             Liability - Net                              98,537         86,172
                                                       ---------      ---------

                                                       $ 118,381      $ 111,675
                                                       =========      =========


                                     SJG-32


          As of December 31, 2002 and 2001, income taxes due to SJI were approximately $3.7 and $2.2 million, respectively.

 6.  FEDERAL AND OTHER REGULATORY TAX ASSETS AND DEFERRED CREDITS:

          The primary asset created by adopting FASB Statement No. 109, "Accounting for Income Taxes," was Income Taxes - Flowthrough Depreciation in the amount of $17.6 million as of January 1, 1993. This amount represented excess tax depreciation over book depreciation on utility plant because of temporary differences for which, prior to Statement No. 109, deferred taxes previously were not provided. We previously passed these tax benefits through to ratepayers. We are recovering the amortization of the regulatory asset through rates over 18 years which began in December 1994.

          The Investment Tax Credit was deferred and continues to be amortized at the annual rate of 3%, which approximates the life of related assets.

          We deferred $11.8 million resulting from a change in the basis for accruing the Gross Receipts & Franchise Tax in 1978, and are amortizing it on a straight-line basis to operations over 30 years beginning that same year.

 7.  LONG-TERM DEBT: (A)
                                                   Principal Outstanding
                                                       December 31,
                                                      (In Thousands)
                                                     2002         2001
                                                   ---------    ---------
First Mortgage Bonds:  (B)
      8.19%     Series due 2007                    $  11,362    $  13,635
     10.25%     Series due 2008                        7,385        9,658
         9%     Series due 2010 (C)                        -       19,687
      6.12%     Series due 2010                       10,000       10,000
      6.74%     Series due 2011                       10,000       10,000
      6.57%     Series due 2011                       15,000       15,000
      6.95%     Series due 2013                       35,000       35,000
       7.7%     Series due 2015                       15,000       15,000
      6.50%     Series due 2016                        9,965       10,000
      7.97%     Series due 2018                       10,000       10,000
     7.125%     Series due 2018                       20,000       20,000
       7.7%     Series due 2027                       35,000       35,000
       7.9%     Series due 2030                       10,000       10,000
Unsecured Notes:
     Debenture Notes, 8.6% due 2010                   21,000       27,000
                                                   ---------    ---------

Total Long-Term Debt Outstanding                     209,712      239,980

Less Current Maturities                               10,696        9,733
                                                   ---------    ----------

Long-Term Debt                                     $ 199,016    $ 230,247
                                                   =========    =========

(A) Long-term debt maturities and sinking fund requirements for the succeeding five years are as follows: 2003, $10,696; 2004, $10,696; 2005, $10,696; 2006, $8,989; and 2007, $8,420.

(B) SJG's First Mortgage dated October 1, 1947, as supplemented, securing the First Mortgage Bonds constitutes a direct first mortgage lien on substantially all utility plant. The First Mortgage Bonds also require an annual replacement fund, which

                                     SJG-33


         may be met by the deposit of cash funds with the Trustee or by using bondable property additions at 166.6% of cash requirements. We expect to continue to satisfy this requirement with property additions in each of the next five years.

(C) On October 7, 2002, we redeemed our 9% Series First Mortgage Bonds due 2010. The premium associated with the redemption was approximately $0.6 million. We will seek BPU approval to amortize the premium over the remaining term of this bond issue in accordance with the BPU's uniform system of accounts.

 8.  FINANCIAL INSTRUMENTS:

          Long-Term Debt - We estimate the fair values of our long-term debt, including current maturities, as of December 31, 2002 and 2001, to be $252.4 and $259.0 million, respectively. Carrying amounts are $209.7 and $240.0 million, respectively. We base the estimates on interest rates available to us at the end of each year for debt with similar terms and maturities. We retire debt when it is cost effective as permitted by the debt agreements.

          Other Financial Instruments - The carrying amounts of our other financial instruments approximate their fair values at December 31, 2002 and 2001.

 9.  UNUSED LINES OF CREDIT AND COMPENSATING BALANCES:

          Unused lines of credit available at December 31, 2002 were $18.1 million. Borrowings under these lines of credit are at market rates. The weighted borrowing cost, which changes daily, was 2.28% and 3.12% at December 31, 2002 and 2001, respectively. We maintain demand deposits with lending banks on an informal basis and they do not constitute compensating balances.

10.  RETAINED EARNINGS:

          Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on our common stock. SJG's retained earnings, which are free of these restrictions, were approximately $80.0 million as of December 31, 2002.

          We received equity infusions of $2.5 million and $7.0 million from SJI during 2002 and 2001, respectively. Contributions of capital are credited to Other Paid-In Capital and Premium on Common Stock. Future equity contributions will occur on an as needed basis.

11.  PENSIONS & OTHER POSTRETIREMENT BENEFITS:

          We participate in the defined benefit pension plans and other postretirement benefit plans of SJI. The pension plans provide annuity payments to substantially all full-time, regular employees upon retirement. The other postretirement benefit plans provide health care and life insurance benefits to some retirees.

          In 2002, SJI changed the actuarial valuation measurement date for the pension plans from September 30 to December 31 to conform to the measurement date used for the postretirement health care plans and to better reflect the actual pension balances as of its balance sheet dates. This change had no significant effect on 2002 or prior years' pension expense.

          The BPU authorized us to recover costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." We deferred amounts accrued prior to that authorization and are amortizing them as allowed by the BPU. The unamortized balance of $3.8 million at December 31, 2002 is recoverable in rates. We are amortizing this amount over 15 years which started January 1998.

                                     SJG-34

          Net periodic benefit cost related to the pension and other postretirement benefit insurance plans consisted of the following components:

                                                  Thousands of Dollars
                                    Pension Benefits                  Other Benefits
                               2002       2001       2000       2002       2001       2000
                             -------    -------    -------    -------    -------    -------
Service Cost                 $ 2,079    $ 1,998    $ 1,912    $ 1,095    $ 1,000    $   955
Interest Cost                  4,597      4,574      4,362      2,285      1,842      1,697
Expected Return on Plan
  Assets                      (4,157)    (4,932)    (4,573)    (1,046)      (895)      (726)
Amortization of Transition
  Obligation                      87         87         87        756        756        756
Amortization of Loss
  (Gain) and Other               722        321        282         72         (5)       (77)
                             -------    -------    -------    -------    -------    -------

Net Periodic Benefit Cost    $ 3,328    $ 2,048    $ 2,070    $ 3,162    $ 2,698    $ 2,605
                             =======    =======    =======    =======    =======    =======



          A reconciliation of the plans' benefit obligations, fair value of plan assets, funded status and amounts recognized in our consolidated balance sheets follows:

                                                       Thousands of Dollars
                                             Pension Benefits         Other Benefits
                                             2002        2001        2002        2001
                                           --------    --------    --------    --------
Change in Benefit Obligations:
Benefit Obligation at Beginning of Year    $ 67,624    $ 59,497    $ 27,748    $ 24,114
    Service Cost                              2,079       1,998       1,095       1,000
    Interest Cost                             4,597       4,574       2,285       1,842
    Plan Amendments                              --         826          --          --
    Actuarial Loss (Gain) and Other           4,571       3,547         (83)      1,516
    Benefits Paid                            (3,867)     (2,818)     (1,020)       (724)
                                           --------    --------    --------    --------

Benefit Obligation at End of Year          $ 75,004    $ 67,624    $ 30,025    $ 27,748
                                           ========    ========    ========    ========

Change in Plan Assets:
Fair Value of Plan Assets at
  Beginning of Year                        $ 46,514    $ 55,081    $ 13,465    $ 11,970
    Actual Return on Plan Assets             (3,622)     (7,987)     (1,529)       (619)
    Employer Contributions                   19,179       2,238       2,919       2,838
    Benefits Paid                            (3,867)     (2,818)     (1,020)       (724)
                                           --------    --------    --------    --------
Fair Value of Plan Assets at End of Year   $ 58,204    $ 46,514    $ 13,835    $ 13,465
                                           ========    ========    ========    ========

Funded Status                              $(16,800)   $(21,110)   $(16,190)   $(14,283)
    Unrecognized Prior Service Cost           2,765       3,069          --          --
    Unrecognized Net Transition
      Obligation                                 87         174       7,557       8,312
    Unrecognized Net Loss (Gain)
      and Other                              26,948      15,016       2,343         (77)
                                           --------    --------    --------    --------

Accrued Net Benefit Cost at End of Year    $ 13,000    $ (2,851)   $ (6,290)   $ (6,048)
                                           ========    ========    ========    ========

                                     SJG-35


                                                       Thousands of Dollars
                                             Pension Benefits         Other Benefits
                                             2002        2001        2002        2001
                                           --------    --------    --------    --------
Amounts Recognized in the Statement
  of Financial Position Consist of:
    Accrued Benefit Liability              $ (4,149)   $ (8,222)   $ (6,290)   $ (6,048)
    Intangible Asset                          2,852       2,084          --          --
    Accumulated Other
      Comprehensive Income                   14,297       3,287          --          --
                                           --------    --------    --------    --------

Net Amount Recognized at End of Year       $ 13,000    $ (2,851)   $ (6,290)   $ (6,048)
                                           ========    ========    ========    ========



          The accumulated benefit obligation of our pension plans at December 31, 2002 and 2001 was $62 million and $55 million, respectively.

          At December 31, 2002 and 2001, we recorded additional minimum pension liabilities of $17.1 million and $5.4 million, respectively, which are reflected in the consolidated balance sheets under the caption Pension and Other Postretirement Benefits. These liability adjustments resulted from decreases in the fair value of plan assets, which were due to the declining stock market, and decreases in the discount rates over the past two years.

          We also have unqualified pension plans provided to certain officers and outside directors which are unfunded. The aggregate accrued net benefit obligation of such plans as of December 31, 2002 and 2001 was $3.8 million and $3.5 million, respectively.

          Assumptions used in the accounting for these plans were:

                                     Pension Benefits    Other Benefits
                                       2002    2001       2002    2001
                                       -----   -----      -----   -----

Discount Rate                          6.75%   7.25%      6.75%   7.25%
Expected Return on Plan Assets         9.00%   9.00%      7.50%   7.50%
Rate of Compensation Increase          3.60%   4.10%        --      --


          The assumed health-care cost trend rates used in measuring the accumulated postretirement benefit obligation as of December 31, 2002 are:
     Medical and Drug - 7.5% for participants age 65 or older; and 12.0% for participants under age 65; Dental - 7.5%. All three of these rates are assumed to grade to 5% by 2016 and remain level thereafter.

          A 1% change in the assumed health care cost trend rates for our postretirement health care plans in 2002 would have the following effects (in thousands):

                                                   1% Increase     1% Decrease
                                                   -----------     -----------
Effect on the aggregate of the service
  and interest cost components                       $   500         $  (411)

Effect on the postretirement benefit obligation      $ 4,531         $(4,698)

                                     SJG-36


12.  COMPREHENSIVE INCOME:

          The components of comprehensive income are as follows:

                                                     Thousands of Dollars
                                                2002         2001         2000
                                              --------     --------     --------

Net Income Applicable to Common Stock         $ 23,193     $ 21,320     $ 21,799

Other Comprehensive Loss:
    Minimum Pension Liability
     Adjustment - Net *                         (8,456)      (1,939)          --
    Change in Fair Value of
     Derivatives - Net *                           (84)          --           --
    Change in Fair Value of
     Investments - Net *                          (149)          --           --
                                              --------     --------     --------

            Total Other Comprehensive
             Loss                               (8,689)      (1,939)          --
                                              --------     --------     --------

Comprehensive Income                          $ 14,504     $ 19,381     $ 21,799
                                              ========     ========     ========

* Determined using an effective tax rate of 40.85%.


13.  DISCONTINUED OPERATIONS:

          We operated retail stores which sold natural gas appliances. The stores were intended to provide gas customers with access to and choice among natural gas appliances. In 2001, we formally discontinued this merchandising segment of our operations as such appliances are readily available from other retailers.

          Summarized operating results of the discontinued operations were:

                                                    Thousands of Dollars
                                               2002         2001         2000
                                              -------      -------      -------

Operating Revenues                            $    26      $ 1,016      $ 1,193
                                              =======      =======      =======

Loss before Income Taxes                          (50)        (351)        (128)
Income Tax                                         21          144           52
                                              -------      -------      -------

Loss from Discontinued Operations             $   (29)     $  (207)     $   (76)
                                              =======      =======      =======

Earnings Per Common Share from
  Discontinued Operations - Net               $ (0.01)     $ (0.09)     $ (0.03)
                                              =======      =======      =======


14.  COMMITMENTS AND CONTINGENCIES:

          Construction and Environmental Commitments - Our estimated net cost of construction and environmental remediation programs for 2003 totals $55.2 million. Commitments were made regarding some of these programs.

          Gas Supply Contracts - SJG, in the normal course of conducting business, has entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest that any of these contracts expires is 2003. The transportation and storage service agreements between us and our interstate pipeline suppliers were made under Federal Energy Regulatory Commission approved tariffs. Our cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $4.0 million per month, recovered on a current basis through the LGAC.

                                     SJG-37


          Pending Litigation - We are is subject to claims arising from the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can determine the amount or range of amounts of likely settlement costs for those claims. We also maintain insurance and record probable insurance recoveries relating to outstanding claims. Management does not currently anticipate the disposition of any known claims to have a material adverse effect on SJG's financial position, results of operations or liquidity.

          Environmental Remediation Costs - We incurred and recorded costs for environmental clean up of sites where the Company or its predecessors operated gas manufacturing plants. We stopped manufacturing gas in the 1950s.

          We successfully entered into settlements with all of our historic comprehensive general liability carriers regarding the environmental remediation expenditures at our sites. Also, we have purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that we will be required to make at 11 of our sites. This Policy will be in force until 2024 at 10 sites and until 2029 at one site. The following minimum future cost estimate was not reduced by projected insurance recoveries from the Cleanup Cost Cap Insurance Policy.

          Since the early 1980s, we accrued environmental remediation costs of $130.6 million, of which $82.4 million has been spent as of December 31, 2002. With the assistance of a consulting firm, we estimate that future costs to clean up our sites will range from $48.2 million to $143.9 million. We recorded the lower end of this range as a liability. It is reflected on the 2002 consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities (See
     Note 1). Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

          We have two regulatory assets associated with environmental costs. The first asset is titled Environmental Remediation Cost: Expended - Net. These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB Statement No. 71. The BPU allows us to recover expenditures through the RAC (See Note 2).

          The other asset titled Environmental Remediation Cost: Liability for Future Expenditures relates to estimated future expenditures determined under the guidance of FASB Statement No. 5, "Accounting for Contingencies." We recorded this amount, which relates to former manufactured gas plant sites, as a deferred debit with the corresponding amount reflected on the consolidated balance sheets under the captions, Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The deferred debit is a regulatory asset under Statement No. 71. The BPU's intent, evidenced by current practice, is to allow us to recover the deferred costs after they are spent over 7-year periods.

          As of December 31, 2002, we reflected the unamortized remediation costs of $6.5 million on the consolidated balance sheet under the caption Regulatory Assets. Since implementing the RAC in 1992, we have recovered $34.8 million through rates (See Note 2).

                                     SJG-38



15.  QUARTERLY RESULTS OF OPERATIONS - UNAUDITED:

          The summarized quarterly results of SJG's operations, in thousands except for per share amounts:

                                                2002 Quarter Ended                                 2001 Quarter Ended
                               ------------------------------------------------    ------------------------------------------------

                               March 31     June 30      Sept. 30      Dec. 31     March 31     June 30      Sept. 30     Dec. 31
                               ---------    ---------    ---------    ----------   ---------    ---------    ---------    ---------
Operating Revenues             $ 154,183    $  65,007    $  51,764    $ 146,309    $ 219,139    $  81,071    $  57,592    $ 117,659
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------

Expenses:
  Operation and Maintenance
    Including Fixed Charges      120,452       63,168       55,755      123,994      184,493       79,744       61,955       98,538
  Income Taxes (Benefit)          12,129          (70)      (2,454)       7,767       12,330         (377)      (2,593)       6,333
  Energy and Other Taxes           3,783        2,039        1,398        3,355        4,416        1,864        1,415        2,700
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------

     Total Expenses              136,364       65,137       54,699      135,116      201,239       81,231       60,777      107,571
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------

Other Income and Expense            (115)         569          (89)         (32)          49           21         (117)          (7)

Preferred Dividend
  Requirements                       765          764          764          765          766          767          764          765
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------

Income (Loss) from
  Continuing Operations           16,939         (325)      (3,788)      10,396       17,183         (906)      (4,066)       9,316

Discontinued Operations - Net          0            0            0          (29)         (51)         (46)          (8)        (102)
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------

Net Income (Loss) Applicable
  to Common Stock              $  16,939    $    (325)   $  (3,788)   $  10,367    $  17,132    $    (952)   $  (4,074)   $   9,214
                               =========    =========    =========    =========    =========    =========    =========    =========

Earnings Per Common
  Share (Based on Average
  Shares Outstanding):
    Continuing Operations      $    7.24    $   (0.14)   $   (1.62)   $    4.44    $    7.34    $   (0.39)   $   (1.74)   $    3.98
    Discontinued Operations         0.00         0.00         0.00        (0.01)       (0.02)       (0.02)        0.00        (0.04)
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------

Earnings Per Common Share      $    7.24    $   (0.14)   $   (1.62)   $    4.43    $    7.32    $   (0.41)   $   (1.74)   $    3.94
                               =========    =========    =========    =========    =========    =========    =========    =========

Average Shares Outstanding         2,339        2,339        2,339        2,339        2,339        2,339        2,339        2,339




NOTE:  Because of the seasonal nature of the business, statements for the 3-month periods are not indicative of the results for a full year.



            Item 9. Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure

                                      None



                                     SJG-39



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


             Item 13. Certain Relationships and Related Transactions

                                 Not applicable.


                       Item 14. Controls and Procedures

     SJG management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                     SJG-40



                                     PART IV

    Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) Listed below are all financial statements and schedules filed as part of this report:

     1 - The consolidated financial statements and notes to consolidated financial statements together with the report thereon of Deloitte & Touche LLP, dated February 19, 2003. See Item 8.

     2 - Supplementary Financial Information

     Supplemental Schedules as of December 31, 2002, 2001 and 2000 and for the three years ended December 31, 2002, 2001, and 2000:

     The Independent Auditors' Report of Deloitte & Touche LLP, Auditors of the Company. See Item 8.

     Schedule II - Valuation and Qualifying Accounts. See page 52.

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

(b) Reports on Form 8-K - None.

(c) List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in
Item 601 of Regulation S-K).




     Exhibit                    Description                            Reference
     Number

(3)(a)              Certificate of Incorporation of       Incorporated by reference from
                    South Jersey Gas Company.             Exhibit (3)(a) of Form 10 filed
                                                          March 7, 1997.

(3)(b)              Bylaws of South Jersey Gas
                    Company, as amended and restated
                    through November 22, 2002 (filed
                    herewith).

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


                                     SJG-41



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

(4)(b)(xx)          Twenty-Second Supplemental            Incorporated by reference from
                    Indenture dated as of October 1,      Exhibit (4)(b)(ix) of Form S-3
                    1998.                                 (333-62019).

(4)(b)(xxi)         Twenty-Third Supplemental             Incorporated by reference from
                    Indenture dated as of September       Exhibit (4)(b)(x) of Form S-3
                    1, 2002.                              (333-98411).

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



                                     SJG-42





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



                                     SJG-43



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



                                     SJG-44


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


                                     SJG-45



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

(12)                Calculation of Ratio of Earnings
                    to Fixed Charges (Before Federal
                    Income Taxes) (filed herewith).

(18)                Preferability Letter from Independent
                    Auditors' Re:  Pension Measurement
                    Date (filed herewith).

(21)                Subsidiaries of the Registrant
                    (filed herewith).

(23)                Independent Auditors' Consent
                    (filed herewith).

(24)                Power of Attorney (filed herewith).

(99.1)              Chief Executive Officer
                    Certification Pursuant to the
                    Sarbanes-Oxley Act of 2002
                    (filed herewith).

(99.2)              Chief Financial Officer
                    Certification Pursuant to the
                    Sarbanes-Oxley Act of 2002
                    filed herewith).


* Constitutes a management contract or a compensatory plan or arrangement.



                                     SJG-46



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SOUTH JERSEY GAS COMPANY



                       BY:  /s/ David A. Kindlick
                            ---------------------------------------------
                            David A. Kindlick, Executive Vice President & Chief Financial Officer

                            Date:  March 13, 2003



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                         Title                         Date




 /s/ Charles Biscieglia         Chief Executive Officer           March 13, 2003
---------------------------
(Charles Biscieglia)



/s/ Edward J. Graham            President                         March 13, 2003
---------------------------
(Edward J. Graham)



 /s/ David A. Kindlick          Executive Vice President &        March 13, 2003
---------------------------     Cheif Financial Officer
(David A. Kindlick)             (Principal Financial Officer)



/s/ Richard H. Walker, Jr.      Corporate Secretary & Corporate   March 13, 2003
---------------------------     Counsel
(Richard H. Walker, Jr.)



 /s/ Shirli M. Billings         Director                          March 13, 2003
---------------------------
(Shirli M. Billings)



                                     SJG-47


       Signature                         Title                         Date




/s/ Sheila Hartnett-Devlin      Director                          March 13, 2003
---------------------------
(Sheila Hartnett-Devlin)



/s/ Clarence D. McCormick       Director                          March 13, 2003
---------------------------
(Clarence D. McCormick)



 /s/ Frederick R. Raring        Director                          March 13, 2003
---------------------------
(Federick R. Raring)



/s/ William J. Hughes           Director                          March 13, 2003
---------------------------
(William J. Hughes)




                                     SJG-48


                                 CERTIFICATIONS


I, Charles Biscieglia, certify that:

1. I have reviewed this annual report on Form 10-K of South Jersey Gas Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 13, 2003                /s/ Charles Biscieglia
                                    Charles Biscieglia
                                    Chief Executive Officer



                                     SJG-49



I, David A. Kindlick, certify that:

1. I have reviewed this annual report on Form 10-K of South Jersey Gas Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 13, 2003                /s/ David A. Kindlick
                                    David A. Kindlick
                                    Executive Vice President and
                                    Chief Financial Officer



                                     SJG-50



                          INDEPENDENT AUDITORS' REPORT




To the Shareholder and Board of Directors of South Jersey Gas Company:


     We have audited the consolidated financial statements of South Jersey Gas Company and its subsidiary as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 19, 2003; such financial statements and report are included in Item 8 of this report on Form 10K. Our audits also included the financial statement schedules of South Jersey Gas Company and its subsidiaries, listed in Item 14(a) 2. These financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 19, 2003


                                     SJG-51




                                                  SOUTH JERSEY GAS COMPANY
                                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                       (In Thousands)


                Col. A                      Col. B                   Col. C                     Col. D         Col. E
---------------------------------------------------------------------------------------------------------------------------

                                                                    Additions
                                                          -------------------------------

                                           Balance at     Charged to       Charged to                         Balance at
                                           Beginning      Costs and      Other Accounts -    Deductions -        End
            Classification                 of Period       Expenses        Describe (a)      Describe (b)     of Period
---------------------------------------------------------------------------------------------------------------------------
Provision for Uncollectible
Accounts for the Year Ended
December 31, 2002                            $1,916         $3,664              $658            $3,422          $2,816


Provision for Uncollectible
Accounts for the Year Ended
December 31, 2001                            $1,754         $2,067              $387            $2,292          $1,916


Provision for Uncollectible
Accounts for the Year Ended
December 31, 2000                              $932         $2,176              $231            $1,585          $1,754




(a) Recoveries of accounts previously written off and minor adjustments.

(b) Uncollectible accounts written off.


                                     - 52 -