Form 10-Q
period 2003-03-31
SOUTH JERSEY GAS CO/NEW
filed 2003-05-15
CIK 1035216

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 1, 2003 there were 2,339,139 shares of the registrant's common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

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

                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                   ------------------------------------------------
                                                                                            2003                    2002
                                                                                   ---------------------      ---------------------
Operating Revenues                                                                             $ 239,936                  $ 154,183
                                                                                   ---------------------      ---------------------

Operating Expenses:
   Gas Purchased for Resale                                                                      178,865                     99,433
   Utility Operations                                                                             10,492                      9,621
   Maintenance                                                                                     1,457                      1,417
   Depreciation                                                                                    5,787                      5,477
   Energy and Other Taxes                                                                          5,028                      3,783
                                                                                   ---------------------      ---------------------

      Total Operating Expenses                                                                   201,629                    119,731
                                                                                   ---------------------      ---------------------

Operating Income                                                                                  38,307                     34,452

Other Income and Expense                                                                            (118)                      (115)

Interest Charges                                                                                   4,020                      4,504

Preferred Dividend Requirements                                                                      764                        765
                                                                                   ---------------------      ---------------------

Income Before Income Taxes                                                                        33,405                     29,068

Income Taxes                                                                                      13,971                     12,129
                                                                                   ---------------------      ---------------------

Net Income Applicable to Common Stock                                                          $  19,434                  $  16,939
                                                                                   =====================      =====================

Average Shares of Common Stock Outstanding                                                         2,339                      2,339

Earnings Per Common Share                                                                      $    8.31                  $    7.24
                                                                                   =====================      =====================

Dividends Declared Per Common Share                                                            $    0.00                  $    1.95
                                                                                   =====================      =====================


The accompanying footnotes are an integral part of the financial statements.


                                     SJG-3




                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                    Unaudited
                                                                                     March 31,                     December 31,
                                                                       ---------------------------------------  ------------------
                                                                              2003                 2002                2002
                                                                       ------------------   ------------------  ------------------
ASSETS

Property, Plant and Equipment:
   Utility Plant, at original cost                                      $        857,218      $       812,198    $        846,865
     Accumulated Depreciation                                                   (241,346)            (225,475)           (236,813)
                                                                       ------------------   ------------------  ------------------

          Property, Plant and Equipment - Net                                    615,872              586,723             610,052
                                                                       ------------------   ------------------  ------------------

Available-for-Sale Securities                                                      3,331                3,074               3,407
                                                                       ------------------   ------------------  ------------------

Current Assets:
   Cash and Cash Equivalents                                                       7,122               11,258               3,580
   Accounts Receivable                                                           111,737               66,889              61,845
   Unbilled Revenues                                                              18,043               23,079              27,570
   Provision for Uncollectibles                                                   (3,248)              (1,618)             (2,816)
   Natural Gas in Storage, average cost                                           10,230               33,334              40,769
   Materials and Supplies, average cost                                            3,677                3,442               4,157
   Prepaid Taxes                                                                       -                    -               2,440
   Other Prepayments and Current Assets                                            2,916                2,616               3,435
                                                                       ------------------   ------------------  ------------------

          Total Current Assets                                                   150,477              139,000             140,980
                                                                       ------------------   ------------------  ------------------

Regulatory Assets:
   Environmental Remediation Costs:
     Expended - Net                                                                3,656               11,259               6,470
     Liability for Future Expenditures                                            48,211               48,790              48,211
   Gross Receipts and Franchise Taxes                                              1,700                2,143               1,811
   Income Taxes - Flowthrough Depreciation                                         8,352                9,330               8,597
   Deferred Fuel Cost - Net                                                       17,964               19,433              31,594
   Deferred Postretirement Benefit Costs                                           3,685                4,063               3,780
   Other Regulatory Assets                                                         6,854                3,627               6,450
                                                                       ------------------   ------------------  ------------------

          Total Regulatory Assets                                                 90,422               98,645             106,913
                                                                       ------------------   ------------------  ------------------

Other Non-Current Assets:
   Unamortized Debt Discount and Expense                                           5,563                5,814               5,660
   Accounts Receivable - Merchandise                                               2,223                  588               1,776
   Other                                                                           4,390                3,116               5,538
                                                                       ------------------   ------------------  ------------------

          Total Other Non-Current Assets                                          12,176                9,518              12,974
                                                                       ------------------   ------------------  ------------------

               Total Assets                                             $        872,278      $       836,960    $        874,326
                                                                       ==================   ==================  ==================


The accompanying footnotes are an integral part of the financial statements.



                                     SJG-4



                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                                                                    Unaudited
                                                                                     March 31,                     December 31,
                                                                       ---------------------------------------  ------------------
                                                                              2003                 2002                2002
                                                                       ------------------   ------------------  ------------------
Capitalization and Liabilities

Common Equity:
   Common Stock, Par Value $2.50 per share:
      Authorized - 4,000,000 shares
      Outstanding - 2,339,139 shares                                    $          5,848      $         5,848    $          5,848
   Other Paid-In Capital and Premium on  Common Stock                            135,317              132,817             135,317
   Accumulated Other Comprehensive Loss                                           (8,646)              (1,939)             (8,689)
   Retained Earnings                                                             101,182               81,645              81,748
                                                                       ------------------   ------------------  ------------------

          Total Common Equity                                                    233,701              218,371             214,224
                                                                       ------------------   ------------------  ------------------

Preferred Stock and Securities:
   Redeemable Cumulative Preferred  -  Par Value $100 per share,
     Authorized 41,966 shares, Outstanding 16,904 shares 8% Series                 1,690                1,690               1,690
   Company-Guaranteed Mandatorily Redeemable Preferred
      Securities of Subsidiary Trust, Par Value $25 per share,
      1,400,000 shares Authorized and Outstanding                                 35,000               35,000              35,000
                                                                       ------------------   ------------------  ------------------

          Total Preferred Stock and Securities                                    36,690               36,690              36,690
                                                                       ------------------   ------------------  ------------------

Long-Term Debt                                                                   193,016              222,060             199,016
                                                                       ------------------   ------------------  ------------------

          Total Capitalization                                                   463,407              477,121             449,930
                                                                       ------------------   ------------------  ------------------

Current Liabilities:
   Notes Payable                                                                  85,600               88,200             153,900
   Current Maturities of Long-Term Debt                                           10,696                9,733              10,696
   Accounts Payable                                                               75,074               32,442              43,066
   Deferred Income Taxes - Net                                                    17,168               23,005              19,844
   Customer Deposits                                                               7,284                6,364               6,924
   Environmental Remediation Costs                                                 4,852               11,052               4,852
   Taxes Accrued                                                                  25,159               17,346               4,212
   Derivatives                                                                         -                    -                 142
   Interest Accrued and Other Current Liabilities                                  7,043               11,760               8,106
                                                                       ------------------   ------------------  ------------------

          Total Current Liabilities                                              232,876              199,902             251,742
                                                                       ------------------   ------------------  ------------------

Deferred Credits and Other Non-Current Liabilities:
   Deferred Income Taxes - Net                                                   101,395               88,465              98,537
   Environmental Remediation Costs                                                43,359               37,738              43,359
   Pension and Other Postretirement Benefits                                      15,235               18,495              14,205
   Investment Tax Credits                                                          3,732                4,079               3,819
   Other                                                                          12,274               11,160              12,734
                                                                       ------------------   ------------------  ------------------

            Total Deferred Credits and Other Non-Current Liabilities             175,995              159,937             172,654
                                                                       ------------------   ------------------  ------------------

               Total Capitalization and Liabilities                     $        872,278      $       836,960    $        874,326
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



                                     SJG-5



                     SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In Thousands)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                    ----------------------------------------------
                                                                            2003                   2002
                                                                    ----------------------   ---------------------
Cash Flows from Operating Activities:
  Net Income Applicable to Common Stock                               $            19,434      $           16,939
  Adjustments to Reconcile Net Income to Cash Flows
   Provided by Operating Activities:
    Depreciation and Amortization                                                   6,371                   6,087
    Provision for Losses on Accounts Receivable                                       489                     671
    Revenues and Fuel Costs Deferred - Net                                         13,630                  19,435
    Deferred and Non-Current Income Taxes and Credits - Net                           264                   1,855
    Environmental Remediation Costs - Net                                           2,814                   1,572
    Changes in:
      Accounts Receivable                                                         (40,422)                (19,587)
      Inventories                                                                  31,019                  26,820
      Prepayments and Other Current Assets                                            519                     183
      Prepaid and Accrued Taxes - Net                                              23,387                  19,092
      Accounts Payable and Other Accrued Liabilities                               31,305                   4,447
    Other - Net                                                                       910                     278
                                                                    ----------------------   ---------------------

        Net Cash Provided by Operating Activities                                  89,720                  77,792
                                                                    ----------------------   ---------------------

Cash Flows from Investing Activities:
  Capital Expenditures, Cost of Removal and Salvage                               (11,825)                 (9,747)
                                                                    ----------------------   ---------------------

        Net Cash Used in Investing Activities                                     (11,825)                 (9,747)
                                                                    ----------------------   ---------------------

Cash Flows from Financing Activities:
  Net Borrowing from (Repayments of) Lines of Credit                              (68,300)                (47,300)
  Principal Repayments of Long-Term Debt                                           (6,000)                 (8,187)
  Dividends on Common Stock                                                             -                  (4,550)
  Payments for Issuance of Long-Term Debt                                             (53)                    (26)
                                                                    ----------------------   ---------------------

        Net Cash Used in Financing Activities                                     (74,353)                (60,063)
                                                                    ----------------------   ---------------------

Net Increase in Cash and Cash Equivalents                                           3,542                   7,982
Cash and Cash Equivalents at Beginning of Year                                      3,580                   3,276
                                                                    ----------------------   ---------------------

Cash and Cash Equivalents at End of Year                              $             7,122      $           11,258
                                                                    ======================   =====================



The accompanying footnotes are an integral part of the financial statements.



                                     SJG-6


        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.  Significant Accounting Practices:

         The Entity - The condensed consolidated financial statements include the accounts of South Jersey Gas Company (SJG) and its wholly owned statutory trust subsidiary, SJG Capital Trust. We eliminated all significant intercompany accounts and transactions. SJG reclassified some previously reported amounts to conform with current year classifications. In our opinion, the condensed consolidated financial statements reflect all adjustments needed to fairly present SJG's financial position and operating results at the dates and for the periods presented. Our business is subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year's operating results. These financial statements should be read in conjunction with SJG's 2002 Form 10K and annual certified financial statements.

         South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of SJG.

         Equity Investments - We classify equity investments purchased as long-term investments as Available-for-Sale Securities on our condensed consolidated balance sheets and carry them at their estimated fair value with any changes in unrealized gains or losses included in Other Comprehensive Income.

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

                                     SJG-7


in the income statement when the hedged item affects earnings. We recognize ineffective portions of changes in the fair value of cash flow hedges in earnings.

         In April 2002, we entered into two interest rate swap contracts that effectively fixed the interest rate at 3.57% through March 15, 2003 on $40.0 million of our debt outstanding under bank lines. The swap contracts expired as scheduled and borrowings under our bank lines are currently unhedged.

         We have also identified other financial instruments that qualify as derivatives. Management believes, however, based on its interpretation of guidance issued, that as these derivative contracts relate to the purchase and sale of natural gas, they qualify for the normal purchases and normal sales exception and, therefore, are not required to be marked to market.

         New Accounting Pronouncements - In January 2003, we adopted FASB Statement No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting and reporting standards for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We have certain easements and right-of-way agreements that qualify as legal obligations under Statement No. 143. However, it is our intent to maintain these agreements in perpetuity; therefore, no change in our current accounting practices is required at this time.

         We recover certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. When we retire depreciable properties, we charge the original cost thereof, plus cost of removal less salvage, to accumulated depreciation. As of March 31, 2003, we had accrued amounts in excess of actual removal costs incurred totaling $42.5 million which is included in Utility Plant Accumulated Depreciation. The adoption of this statement did not materially affect our financial condition or results of operations.

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which was effective for our 2002 annual financial statements and subsequent interim financial reporting. This statement provides alternate methods of transitioning for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it requires prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SJG's policy is to account for this compensation using the intrinsic value method. The provisions of this statement currently have no impact on our financial statements.

Note 2.  Regulatory Actions:

         In January 1997, the BPU granted SJG a 9.62% rate of return on rate base, which included an 11.25% return on common equity. Additionally, our threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation increased. Currently, SJG keeps 100% of pre-tax margins up to the threshold level of $7.8 million. The next $750,000 is credited to customers through the Basic Gas Supply Service ("BGSS") charge. Thereafter, SJG keeps 20% of the pre-tax margins as we have historically.

                                     SJG-8



         Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas commodity supplier. As of March 31, 2003, 92,897 of SJG's residential customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of natural gas costs through the BGSS as well as other costs of service, including deferred costs, through tariffs.

         In November 2001, SJG filed for a $2.7 million rate increase to recover the cash related to a 3-year net deficiency in the Temperature Adjustment Clause
(TAC). Additionally, in September 2002, SJG filed for an $8.6 million rate increase to recover the cash related to a TAC deficiency resulting from warmer-than-normal weather for the 2001-2002 winter. As a result of the colder-than-normal 2002-2003 winter, the cumulative TAC deficiency has decreased to $7.5 million as of March 31, 2003.

         Also in November 2001, SJG filed for a $17.6 million reduction to the Levelized Gas Adjustment Clause (LGAC) The LGAC was the predecessor clause to the BGSS. The BPU approved the LGAC reduction effective December 1, 2001 and concurrently approved recovery of SJG's October 31, 2001 underrecovered gas cost balance. As a result, SJG began recovering $48.9 million over three years plus interest accrued since April 1, 2001. We are also recovering interest for the 3-year amortization period at a rate of 5.75%. As of March 31, 2003, the remaining deferred underrecovered balance totaled $25.2 million.

         During 2002, the BPU convened a gas policy group to address Basic Gas Supply Service (BGSS), which is the gas supply service being provided by the natural gas utility. On December 18, 2002, the BPU approved the proposed BGSS price structure which was submitted by the gas policy group. The BGSS approved price structure replaced the Levelized Gas Adjustment Clause (LGAC) pricing structure that was in place prior to March 2003. The LGAC was structured to reset gas charges to consumers once per year. The BGSS permits multiple resets each year. With the implementation of BGSS in March 2003, customers are able to make more informed decisions about choosing an alternate supplier by having a utility price structure that more currently reflects market conditions. Further, BGSS provides SJG with more pricing flexibility, through automatic rate changes under certain conditions and under certain limitations, resulting in the reduction of over/under-recoveries. LGAC related mechanisms, such as deferred accounting treatment, the sharing of pre-tax margins generated by interruptible and off-system sales and transportation, and the allowance for full recovery of natural gas costs, remain in place under BGSS.

         In September 2002, SJG filed with the BPU to maintain its current BGSS rate through October 2003. However, due to recent price increases in the wholesale market, in February 2003 SJG filed an amendment to the September 2002 filing. The filing proposed an $11.6 million increase to SJG's annual gas costs revenues.

                                     SJG-9


         In August 2002, SJG filed for a Societal Benefits Clause (SBC) rate increase. The SBC recovers costs related to BPU mandated programs, including environmental remediation costs that are recovered through SJG's Remediation Adjustment Clause (RAC); energy efficiency and renewable energy program costs that are recovered through SJG's New Jersey Clean Energy Programs; consumer education program costs; and low income program costs. If approved, the rate increase filed would provide for an annual recovery level of $13.7 million, representing an annual increase of approximately $7.0 million over the $6.7 million recovery currently included in rates.

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

Note 3.  Regulatory Assets and Liabilities:

         All significant regulatory assets are separately identified on the condensed consolidated balance sheets under the caption Regulatory Assets. Each item that is separately identified is being recovered through utility rate charges without a return on investments over the following periods:

                                                  Years Remaining
         Regulatory Asset                       As of March 31, 2003
         ----------------                       --------------------

Environmental Remediation Costs:
         Expended - Net                                  7
         Liability for Future Expenditures        Not Applicable
Gross Receipts and Franchise Taxes                      3.8
Income Taxes - Flowthrough Depreciation                 8.5
Deferred Fuel Costs - Net                             Various
Deferred Postretirement Benefit Costs                   9.7


         The majority of the assets reflected under the caption Other Regulatory Assets are currently subject to filings with the BPU requesting recovery. Management believes that all such deferred costs are probable of recovery from ratepayers through future utility rates.

         In addition, we had one significant regulatory liability for overcollected taxes totaling $3.3 million and $2.1 million, including interest, as of March 31, 2003 and 2002, respectively. We included these amounts in the caption Other under the heading Deferred Credits and Other Non-Current Liabilities and they are subject to being returned to ratepayers in future rate proceedings.

                                     SJG-10


Note 4.  Retained Earnings:

         Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on our common stock. SJG's retained earnings, which are free of these restrictions, were approximately $99.6 million as of March 31, 2003.

Note 5.  Comprehensive Income:

         The components of comprehensive income for the three months ended March 31 are as follows (in thousands):


                                                            2003         2002
                                                         ---------    ---------

Net Income Applicable to Common Stock                    $  19,434    $  16,939
Other Comprehensive Loss:
         Change in Fair  Value of Derivatives - Net *           84            -
         Change in Fair Value of Investments - Net *           (40)           -
                                                         ---------    ---------
              Total Other Comprehensive Income                  44            -
                                                         ---------    ---------
Comprehensive Income                                     $  19,478    $  16,939
                                                         =========    =========

* Determined using an effective tax rate of 40.85%.


Note 6.  Commitments and Contingencies:

         Construction and Environmental Commitments - Our estimated net cost of construction and environmental remediation programs for 2003 totals $55.2 million. Commitments were made regarding some of these programs.

         Pending Litigation - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can determine the amount or range of amounts of likely settlement costs for those claims. We also maintain insurance and record probable insurance recoveries relating to outstanding claims. Management does not currently anticipate the disposition of any known claims to have a material adverse effect on SJG's financial position, results of operations or liquidity.

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

                                     SJG-11


and until 2029 at one site. The following minimum future cost estimate was not reduced by projected insurance recoveries from the Cleanup Cost Cap Insurance Policy.

         Since the early 1980s, we accrued environmental remediation costs of $131.4 million, of which $83.2 million has been spent as of March 31, 2003. With the assistance of a consulting firm, we estimate that future costs to clean up our sites will range from $48.2 million to $143.9 million. We recorded the lower end of this range as a liability. It is reflected on the 2003 condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

         We have two regulatory assets associated with environmental costs. The first asset is titled Environmental Remediation Cost: Expended - Net. These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB Statement No. 71. The BPU allows us to recover expenditures through the RAC.

         The other asset titled Environmental Remediation Cost: Liability for Future Expenditures relates to estimated future expenditures determined under the guidance of FASB Statement No. 5, "Accounting for Contingencies." We recorded this amount, which relates to former manufactured gas plant sites, as a deferred debit with the corresponding amount reflected on the condensed consolidated balance sheets under the captions, Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The deferred debit is a regulatory asset under Statement No. 71. The BPU's intent, evidenced by current practice, is to allow us to recover the deferred costs after they are spent over 7-year periods.

         As of March 31, 2003, we reflected the unamortized remediation costs of $3.7 million on the condensed consolidated balance sheet under the caption Regulatory Assets. Since implementing the RAC in 1992, we have recovered $37.4 million through rates.


                                     SJG-12


            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Overview

         South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributed natural gas in the seven southernmost counties of New Jersey to 298,767 customers at March 31, 2003 compared with 290,604 customers at March 31, 2002. SJG also:

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


Estimates and Assumptions

         As described in the footnotes to our condensed consolidated financial statements, management must make estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results could differ from those estimates. Two types of transactions presented in our consolidated financial statements require a significant amount of judgment and estimation. These relate to regulatory assets and environmental remediation costs.

         The New Jersey Board of Public Utilities (BPU) has reviewed and approved most of the items shown as regulatory assets through specific orders. Other items represent costs that were not yet approved by the BPU for recovery, but are the subject of current or future filings. In recording these costs as regulatory assets, management believes the costs are probable of recovery under existing rate-making concepts that are embodied in current rate orders received by SJG. However, ultimate recovery is subject to BPU approval.

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

                                     SJG-13


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

         The BPU allows SJG to recover the excess cost of gas sold over the cost included in base rates through the Basic Gas Supply Service (BGSS) price structure (formerly known as the Levelized Gas Adjustment Clause). SJG defers over/under-recoveries of gas costs and includes them in subsequent adjustments to the BGSS rate or other similar rate recovery mechanism. These adjustments can result in over/under-recoveries of gas costs being included in rates during future periods. As a result of these deferrals, utility revenue recognition does not directly translate to profitability. While we realize profits on gas sales during the month of providing the utility service, significant shifts in revenue recognition may result from the various recovery clauses approved by the BPU (See Regulatory Matters) without shifting profits between periods.


New Accounting Pronouncements

         Statement No. 143, "Accounting for Asset Retirement Obligations," which was adopted in 2003, establishes accounting and reporting standards for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We have certain easements and right-of-way agreements that qualify as legal obligations under Statement No. 143. However, we intend to maintain such agreements in perpetuity; therefore, no change in our current accounting practices is required at this time.

         SJG recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. When we retire depreciable properties, we charge the original cost thereof, plus cost of removal less salvage, to accumulated depreciation. As of March 31, 2003, SJG had accrued amounts in excess of actual removal costs incurred totaling $42.5 million which is included in utility plant accumulated depreciation. We do not expect the adoption of this statement to materially affect SJG's financial condition or results of operations.

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which is effective for SJG's 2002 annual financial statements and subsequent interim financial reporting. This statement provides alternate methods of transitioning for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it requires prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement currently have no impact on SJG's financial statements.

                                     SJG-14


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

         A number of factors could cause our actual results to differ materially from those anticipated including, but not limited to, the following: general economic conditions on an international, national, state and local level; weather conditions in our marketing areas; changes in commodity costs; changes in the availability of natural gas; regulatory and court decisions; competition in our utility and nonutility activities; the availability and cost of capital; costs and effects of legal proceedings and environmental liabilities; the failure of customers or suppliers to fulfill their contractual obligations; and changes in business strategies.


Mandatorily Redeemable Preferred Securities

         SJG's statutory trust subsidiary, SJG Capital Trust, currently has $35 million of 8.35% SJG-Guaranteed Mandatorily Redeemable Preferred Securities outstanding. SJG may redeem these securities at a price equal to 100% of the principal amount at any time. The securities currently trade on the New York Stock Exchange under the symbol SJI.T.


Customer Choice Legislation

         All residential natural gas customers in New Jersey can choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of 1999. As of March 31, 2003, 92,897 SJG residential customers chose a natural gas commodity supplier other than the utility. This number increased from 52,802 at March 31, 2002 as marketers were able to offer natural gas at prices competitive with those available under regulated utility tariffs. Customers purchasing natural gas from providers other than the utility are charged for gas costs by the marketer, not the utility. The resulting decrease in SJG's revenues is offset by a corresponding decrease in SJG's gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The Board of Public Utilities continues to allow for full recovery of natural gas costs through the Basic Gas Supply Service as well as other costs of service including deferred costs, through tariffs.

                                     SJG-15


Temperature Adjustment Clause

         SJG's Board of Public Utilities approved Temperature Adjustment Clause
(TAC) had the following impacts on 2003 and 2002 first quarter net earnings:

                                                2003               2002
                                             -----------       -----------

TAC Adjustment (Decrease) Increase to
  Net Income ($ in thousands)

     Quarter Ended 3/31                      $   (1,400)       $    3,000


         The clause is designed to mitigate the effect of variations in heating season temperatures from historical norms for both SJG and its customers. While the revenue and income impacts of TAC adjustments are recorded as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next TAC year. Each TAC year begins October 1.


Operating Revenues

         Revenues increased $85.8 million in the first quarter of 2003 compared with the prior year period. The increase was primarily due to three factors. First, weather in the first quarter of 2003 was 27.7% colder than the prior year period. Second, off-system sales revenues increased due to higher prices for natural gas sold and slightly higher unit sales volume in 2003 than in the prior year. Third, SJG's total customers increased from 290,604 as of March 31, 2002 to 298,767 as of March 31, 2003. Partially offsetting the effect of these factors was a 76% increase in the number of residential customers purchasing their gas from a source other than the utility. The decline in customers who purchased their natural gas from the utility directly impacted utility revenues. However, since gas costs are passed on directly to customers without any profit margin added by SJG, the increased customer usage of gas marketers did not impact SJG's profitability.

         As a result of SJG's Temperature Adjustment Clause, revenues from utility ratepayers are closely tied to 20-year normal temperatures calculated under the clause and not actual temperatures. While the clause significantly reduces fluctuations in revenues related to temperature, as a general rule, revenues continue to be positively impacted by colder weather and negatively impacted by warmer weather. Weather in the first quarter of 2003 was 27.7% colder than in 2002 and 6.3% colder for the year than the 20-year TAC average.

         The following is a comparison of operating revenue and throughput for the three month period ended March 31, 2003 vs. the same period ended March 31, 2002.

                                     SJG-16


                                                       March 31,
                                                 2003              2002
                                            -------------     -------------
Operating Revenues (Thousands):
Firm
     Residential                            $      89,308     $      76,099
     Commercial                                    27,430            22,544
     Industrial                                     2,367             1,709
     Cogeneration & Electric Generation             1,322               616
     Firm Transportation                           28,060            14,264
                                            -------------     -------------

         Total Firm Operating Revenues            148,487           115,232
                                            -------------     -------------

Interruptible                                         491               239
Interruptible Transportation                          195               475
Off-System                                         88,730            35,753
Capacity Release & Storage                          1,303             1,694
Other                                                 730               790
                                            -------------     -------------

         Total Operating Revenues           $     239,936     $     154,183
                                            =============     =============

Throughput (MMcf):
Firm
     Residential                                    8,055             7,142
     Commercial                                     2,729             2,334
     Industrial                                       105                91
     Cogeneration & Electric Generation               108                87
     Firm Transportation                           11,063             7,483
                                            -------------     -------------

         Total Firm Throughput                     22,060            17,137

Interruptible                                          36                48
Interruptible Transportation                          411               957
Off-System                                         11,730            11,303
Capacity Release & Storage                          5,993             6,646
                                            -------------     -------------

         Total Throughput                          40,230            36,091
                                            =============     =============


         Total gas throughput increased 11.5% to 40.2 billion cubic feet (Bcf) in the first quarter of 2003. The higher throughput was primarily due to colder temperatures experienced in 2003. The increase in firm transportation throughput reflected the increasing number of households purchasing their gas from suppliers other than SJG.

                                     SJG-17


Gas Purchased for Resale

         Gas purchased for resale increased $79.4 million for the first quarter of 2003 compared with the same period in 2002 due principally to a 29% increase in firm gas sales volume and higher gas costs for off-system sales. Colder weather was the main cause of the increase in firm gas sales volume; however, this was partially offset by the migration of firm gas sales customers to transportation service. SJG's gas cost during the first quarter of 2003 averaged $6.80 per decatherm (dt) compared with $4.56/dt in 2002. . Unlike gas costs associated with off-system sales, changes in the unit cost of gas sold to utility ratepayers do not directly affect cost of gas sold. We defer and address fluctuations in gas costs to ratepayers not reflected in current rates in future periods under a BPU-approved Basic Gas Supply Service price structure, formerly known as the Levelized Gas Adjustment Clause. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its sales customers. We do not anticipate any difficulty renewing or replacing expiring contracts under substantially similar terms and conditions.


Utility Operations

         A summary of net changes in operations (in thousands):

                                       Three Months Ended
                                            March 31,
                                          2003 vs. 2002
                                       ------------------

Other Production Expense                 $        23
Transmission                                      31
Distribution                                     221
Customer Accounts and Services                  (127)
Sales                                             (2)
Administration and General                       725
                                         -----------
        Total Operations                 $       871
                                         ===========


         Distribution expenses increased 11.5% in the first quarter of 2003 compared with the same period in 2002. This was primarily due to severe weather conditions experienced during the first quarter of 2003 that resulted in a significant increase in overtime hours. The weather created operating issues that ranged from snow removal, to water intrusion in gas lines in oceanfront communities, to higher shut-off for non-payment activity.

         Customer Accounts and Services expenses includes bad debt expense from customer account write-offs. The collectibility of delinquent customer accounts is generally determined during the winter season following the one where the customer's account became delinquent - as temperatures drop, many customers with delinquent balances will begin making payments in order to have their heat restored. As the 2001-2002 winter season was one of the warmest winters on record, many of our customers with delinquent balances from the prior winter did not make payments to have their heat restored as would normally be expected. As such, our bad debt expense was unusually high during the first quarter of 2002. However, as the 2002-2003 winter season was colder-than-normal, customers with delinquent balances from the year before did make payments as expected to have their heat restored. This resulted in a much lower bad debt expense in the first quarter of 2003, as compared with 2002.

                                     SJG-18


         Administrative and General (A&G) expenses increased in the first quarter of 2003 compared with the same period in 2002 because of increasing healthcare, pension and insurance costs.


Other Operating Expenses

         A summary of principal changes in other operating expenses (in thousands):

                                            Three Months Ended
                                                 March 31,
                                               2003 vs. 2002
                                            ------------------

Maintenance                                   $        40
Depreciation                                          310
Energy and Other Taxes                              1,246


         Depreciation was higher due to our increased investment in property, plant and equipment. Changes in Energy and Other Taxes relate primarily to changes in volumes of gas sold and transported.


Interest Charges

         Interest charges decreased in the first quarter of 2003 compared with the prior year period due primarily to reductions in short-term rates on line of credit borrowings and the refunding of higher priced, fixed rate, long-term debt with lower cost, floating rate, short-term debt. We expect to refinance these refundings during 2003 with long-term debt issuances under our Medium-Term Note Program at significantly lower interest rates compared to the previous long-term interest rate. We have incurred debt primarily to expand and upgrade SJG's gas transmission and distribution system and to support seasonal working capital needs related to gas inventories and customer receivables.


Net Income Applicable to Common Stock

         The details affecting the changes in net income and earnings per share are discussed under the appropriate captions above.


Regulatory Matters and Rate Actions

         In January 1997, the BPU granted SJG a 9.62% rate of return on rate base, which included an 11.25% return on common equity. Additionally, our threshold for sharing pre-tax margins generated by interruptible and off-system

                                     SJG-19


sales and transportation increased. Currently, SJG keeps 100% of pre-tax margins up to the threshold level of $7.8 million. The next $750,000 is credited to customers through the Basic Gas Supply Service ("BGSS") charge. Thereafter, SJG keeps 20% of the pre-tax margins as we have historically.

         Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas commodity supplier. As of March 31, 2003, 92,897 of SJG's residential customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of natural gas costs through the BGSS as well as other costs of service, including deferred costs, through tariffs.

         In November 2001, SJG filed for a $2.7 million rate increase to recover the cash related to a 3-year net deficiency in the Temperature Adjustment Clause
(TAC). Additionally, in September 2002, SJG filed for an $8.6 million rate increase to recover the cash related to a TAC deficiency resulting from warmer-than-normal weather for the 2001-2002 winter. As a result of the colder-than-normal 2002-2003 winter, the cumulative TAC deficiency has decreased to $7.5 million as of March 31, 2003.

         Also in November 2001, SJG filed for a $17.6 million reduction to the Levelized Gas Adjustment Clause (LGAC) The LGAC was the predecessor clause to the BGSS. The BPU approved the LGAC reduction effective December 1, 2001 and concurrently approved recovery of SJG's October 31, 2001 underrecovered gas cost balance. As a result, SJG began recovering $48.9 million over three years plus interest accrued since April 1, 2001. We are also recovering interest for the 3-year amortization period at a rate of 5.75%. As of March 31, 2003, the remaining deferred underrecovered balance totaled $25.2 million.

         During 2002, the BPU convened a gas policy group to address Basic Gas Supply Service (BGSS), which is the gas supply service being provided by the natural gas utility. On December 18, 2002, the BPU approved the proposed BGSS price structure which was submitted by the gas policy group. The BGSS approved price structure replaced the Levelized Gas Adjustment Clause (LGAC) pricing structure that was in place prior to March 2003. The LGAC was structured to reset gas charges to consumers once per year. The BGSS permits multiple resets each year. With the implementation of BGSS in March 2003, customers are able to make more informed decisions about choosing an alternate supplier by having a utility price structure that more currently reflects market conditions. Further, BGSS provides SJG with more pricing flexibility, through automatic rate changes under certain conditions and under certain limitations, resulting in the reduction of over/under-recoveries. LGAC related mechanisms, such as deferred accounting treatment, the sharing of pre-tax margins generated by interruptible and off-system sales and transportation, and the allowance for full recovery of natural gas costs, remain in place under BGSS.

                                     SJG-20


         In September 2002, SJG filed with the BPU to maintain its current BGSS rate through October 2003. However, due to recent price increases in the wholesale market, in February 2003 SJG filed an amendment to the September 2002 filing. The filing proposed an $11.6 million increase to SJG's annual gas costs revenues, and was approved by the BPU in April 2003.

         In August 2002, SJG filed for a Societal Benefits Clause (SBC) rate increase. The SBC recovers costs related to BPU mandated programs, including environmental remediation costs that are recovered through SJG's Remediation Adjustment Clause (RAC); energy efficiency and renewable energy program costs that are recovered through SJG's New Jersey Clean Energy Programs; consumer education program costs; and low income program costs. If approved, the rate increase filed would provide for an annual recovery level of $13.7 million, representing an annual increase of approximately $7.0 million over the $6.7 million recovery currently included in rates.

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


Liquidity and Capital Resources

         Liquidity needs at SJG are driven by factors that include natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under the Basic Gas Supply Service charge; the timing of construction and remediation expenditures and related permanent financings; mandated tax payment dates; and both discretionary and required repayments of long-term debt.

         Lines of credit available to SJG totaled $157.0 million at March 31, 2003, of which $85.6 million was used. All but $10 million of these lines are available through five commercial banks on an uncommitted basis. The banks and SJG review and renew the lines annually. The $10 million line is extended on a committed basis, maturing May 2003, by a sixth commercial bank. SJG has long-standing relationships with all of these banks and we believe, based upon ongoing dialogue, that there will continue to be sufficient credit available to meet our business' future liquidity needs.

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

                                     SJG-21


the next five years are as follows: $10.7 million per year in 2003 through 2005; $9.0 million in 2006; and $8.4 million in 2007.


Capital Expenditures, Commitments and Contingencies

         Capital Expenditures

         SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first quarter of 2003 amounted to $9.0 million. We estimate the net costs for 2003, 2004 and 2005 at approximately $56.3 million, $62.0 million and $54.2 million, respectively.

         Commitments and Contingencies

         SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of March 31, 2003 average $44.1 million annually and total $292.6 million over the contracts' lives. Approximately 15% of the financial commitment under these contracts expires during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the BGSS.



Ratio of Earnings to Fixed Charges

         The company's ratio of earnings to fixed charges for each of the periods indicated is as follows:

Twelve Months
    Ended
  March 31,                        Year Ended December 31,
  ---------           ----------------------------------------------

    2003              2002      2001       2000      1999       1998
    ----              ----      ----       ----      ----       ----

    3.2x              2.9x      2.6x       2.6x      2.5x       2.2x


                                     SJG-22

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



             Item 3. Quantitative and Qualitative Disclosures About
                           Market Risks of the Company


         Commodity Market Risks

         SJG is a regulated utility. As such, we recover gas commodity costs under the Basic Gas Supply Service charge that is part of our tariff. While SJG is protected from gas cost fluctuations by the clause, we do utilize forward contracts to shield our customers from gas cost fluctuations.

         Interest Rate Risk

         Our exposure to interest rate risk relates primarily to short-term, variable rate borrowings. Our short-term, variable rate debt outstanding at March 31, 2003 was $85.6 million and averaged $117.9 million for the first quarter. A hypothetical 100 basis point (1%) increase in interest rates on our average variable rate debt outstanding would result in a $696,000 increase in our interest expense net of tax on an annual basis. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the last five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2002 - 74 b.p. decrease; 2001 - 383 b.p. decrease; 2000 - 83 b.p.
increase; 1999 - 81 b.p. increase; and 1998 - 38 b.p. decrease. For March 2003, our average interest rate on variable rate debt was 2.13%.

         To reduce exposure to an interest rate increase on our variable rate debt, SJG entered into two interest rate swap agreements. The swaps fixed the rate on $40 million of variable rate debt from April 2002 to March 2003 at 3.57%. The swap contracts expired as scheduled in March and borrowings under our bank lines are currently unhedged. SJG primarily issues long-term debt at fixed rates and, consequently, interest expense is not significantly impacted by changes in market interest rates. SJG prepaid, at par, $3.0 million of 8.6% debenture notes in February 2003. We also redeemed an additional $5.1 million of 10.25% first mortgage bonds prior to scheduled maturity in May 2003. SJG paid a premium of $110,000 to bondholders in conjunction with that redemption.


                                    SJG-23



                         Item 4. Controls and Procedures

         SJG management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.


                                     SJG-24



                          PART II -- OTHER INFORMATION


                            Item l. Legal Proceedings

         Information required by this Item is incorporated by reference to Part I, Item 1, Note 6, beginning on page 11.



                    Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit No.                                 Description

                  99.1              Certification pursuant to 18 U.S.C. Section
                  99.2 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Form 8-K

                  None.


                                     SJG-25




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SOUTH JERSEY GAS COMPANY
                                  (Registrant)



         Dated:  May 14, 2003         By:  /s/ Charles Biscieglia
                                          -------------------------------
                                               Charles Biscieglia
                                               Chief Executive Officer



         Dated:  May 14, 2003         By:  /s/ David A. Kindlick
                                          -------------------------------
                                               David A. Kindlick
                                               Executive Vice President & Chief
                                               Financial Officer



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

                                     SJG-26


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



Date: May 14, 2003                /s/ Charles Biscieglia
                                  --------------------------------------------
                                  Charles Biscieglia
                                  Chief Executive Officer


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

                                     SJG-27


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



Date: May 14, 2003                /s/ David A. Kindlick
                                  ---------------------------------------------
                                  David A. Kindlick
                                  Executive Vice President and Chief
                                  Financial Officer


                                     SJG-28