Form 10-Q
period 2003-06-30
SOUTH JERSEY GAS CO/NEW
filed 2003-08-14
CIK 1035216

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark one)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003
                                        -------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 1, 2003 there were 2,339,139 shares of the registrant's common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

================================================================================

                                     SJG-1

                         PART I -- FINANCIAL INFORMATION


                Item 1. Financial Statements-- See Pages 3 through 14

                                     SJG-2


                    SOUTH JERSEY GAS COMPANY AND SUBSIDIARY


               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (In Thousands Except for Per Share Data)


                                                     Three Months Ended
                                                          June 30,
                                                  -----------------------------
                                                      2003                2002
                                                  -----------------------------

Operating Revenues                                  $ 75,547           $ 65,007

Operating Expenses:

   Gas Purchased for Resale                           49,347             41,093
   Utility Operations                                 10,807             10,460
   Maintenance                                         1,483              1,673
   Depreciation                                        5,870              5,559
   Energy and Other Taxes                              2,131              2,039
                                                    ---------         ---------

      Total Operating Expenses                        69,638             60,824
                                                    ---------         ---------

Operating Income                                       5,909              4,183

Other Income and Expense                                  22                569

Interest Charges                                       3,745              4,383

Preferred Dividend Requirements                          764                764
                                                    ---------         ---------

Income (Loss) Before Income Taxes                      1,422               (395)

Income Taxes                                             753                (70)
                                                    ---------         ---------

Net Income (Loss) Applicable to Common Stock           $ 669             $ (325)
                                                    =========         =========

Average Shares of Common Stock Outstanding             2,339              2,339

Earnings Per Common Share                             $ 0.29            $ (0.14)
                                                    =========         =========

Dividends Declared Per Common Share                      $ -             $ 0.87
                                                    =========         =========
The accompanying footnotes are an integral part of the financial statements.

                                     SJG-3

                 SOUTH JERSEY GAS COMPANY AND SUBSIDIARY


        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
               (In Thousands Except for Per Share Data)


                                                        Six Months Ended
                                                             June 30,
                                                 ------------------------------
                                                     2003                2002
                                                 ------------------------------

Operating Revenues                                 $ 315,483          $ 219,190
                                                  -----------        ----------

Operating Expenses:
   Gas Purchased for Resale                          228,211            140,526
   Utility Operations                                 21,299             20,081
   Maintenance                                         2,940              3,090
   Depreciation                                       11,657             11,036
   Energy and Other Taxes                              7,159              5,822
                                                   ----------        ----------

      Total Operating Expenses                       271,266            180,555
                                                   ----------        ----------

Operating Income                                      44,217             38,635

Other Income and Expense                                 (96)               454

Interest Charges                                       7,765              8,887

Preferred Dividend Requirements                        1,529              1,529
                                                    ---------         ---------

Income Before Income Taxes                            34,827             28,673

Income Taxes                                          14,724             12,059
                                                    ---------         ---------

Net Income Applicable to Common Stock               $ 20,103           $ 16,614
                                                   ==========        ==========

Average Shares of Common Stock Outstanding             2,339              2,339

Earnings Per Common Share                             $ 8.59             $ 7.10
                                                   ==========        ==========

Dividends Declared Per Common Share                      $ -             $ 2.82
                                                   ==========        ==========
The accompanying footnotes are an integral part of the financial statements.

                                     SJG-4





                                    SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (In Thousands)

                                                                           (Unaudited)
                                                                             June 30,              December 31,
                                                                  -------------------------------  --------------
                                                                      2003             2002            2002
                                                                  --------------   --------------  --------------
ASSETS

Property, Plant and Equipment:

   Utility Plant, at original cost                                    $ 867,801        $ 822,053       $ 846,865
     Accumulated Depreciation                                          (245,923)        (229,078)       (236,813)
                                                                  --------------   --------------  --------------

          Property, Plant and Equipment - Net                           621,878          592,975         610,052
                                                                  --------------   --------------  --------------

Available-for-Sale Securities                                             3,657            3,249           3,407
                                                                  --------------   --------------  --------------

Current Assets:
   Cash and Cash Equivalents                                              3,630            4,129           3,580
   Accounts Receivable                                                   63,790           40,443          61,845
   Unbilled Revenues                                                      6,112            8,482          27,570
   Provision for Uncollectibles                                          (3,225)          (2,274)         (2,816)
   Natural Gas in Storage, average cost                                  40,274           39,047          40,769
   Materials and Supplies, average cost                                   3,450            3,755           4,157
   Prepaid Taxes                                                         10,974           11,621           2,440
   Other Prepayments and Current Assets                                   3,853            3,941           3,435
                                                                  --------------   --------------  --------------

          Total Current Assets                                          128,858          109,144         140,980
                                                                  --------------   --------------  --------------

Regulatory Assets:
   Environmental Remediation Costs:
     Expended - Net                                                       3,375            7,016           6,470
     Liability for Future Expenditures                                   48,211           48,790          48,211
   Gross Receipts and Franchise Taxes                                     1,589            2,032           1,811
   Income Taxes - Flowthrough Depreciation                                8,108            9,086           8,597
   Deferred Fuel Cost - Net                                              11,941           39,684          31,594
   Deferred Postretirement Benefit Costs                                  3,591            3,969           3,780
   Other Regulatory Assets                                                8,082            5,476           6,450
                                                                  --------------   --------------  --------------

          Total Regulatory Assets                                        84,897          116,053         106,913
                                                                  --------------   --------------  --------------

Other Non-Current Assets:
   Unamortized Debt Discount and Expense                                  5,461            5,709           5,660
   Accounts Receivable - Merchandise                                      3,538              815           1,776
   Other                                                                  4,352            3,080           5,538
                                                                  --------------   --------------  --------------

          Total Other Non-Current Assets                                 13,351            9,604          12,974
                                                                  --------------   --------------  --------------

               Total Assets                                           $ 852,641        $ 831,025       $ 874,326
                                                                  ==============   ==============  ==============



The accompanying footnotes are an integral part of the financial statements.


                                     SJG-5


                                    SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (In Thousands)


                                                                           (Unaudited)
                                                                             June 30,              December 31,
                                                                  -------------------------------  --------------
                                                                      2003             2002            2002
                                                                  --------------   --------------  --------------

Capitalization and Liabilities

Common Equity:
   Common Stock, Par Value $2.50 per share:
      Authorized - 4,000,000 shares
      Outstanding - 2,339,139 shares                                    $ 5,848          $ 5,848         $ 5,848
   Other Paid-In Capital and Premium on Common Stock                    135,317          135,317         135,317
   Accumulated Other Comprehensive Loss                                  (8,466)          (2,083)         (8,689)
   Retained Earnings                                                    101,851           79,269          81,748
                                                                  --------------   --------------  --------------

          Total Common Equity                                           234,550          218,351         214,224
                                                                  --------------   --------------  --------------

Preferred Stock and Securities:
   Redeemable Cumulative Preferred  -  Par Value $100 per share,
    Authorized 41,966 shares, Outstanding 16,904 shares 8% Series         1,690            1,690           1,690
   Company-Guaranteed Mandatorily Redeemable Preferred
    Securities of Subsidiary Trust, Par Value $25 per share,
    1,400,000 shares Authorized and Outstanding                          35,000           35,000          35,000
                                                                  --------------   --------------  --------------

          Total Preferred Stock and Securities                           36,690           36,690          36,690
                                                                  --------------   --------------  --------------

Long-Term Debt                                                          185,631          217,514         199,016
                                                                  --------------   --------------  --------------

          Total Capitalization                                          456,871          472,555         449,930
                                                                  --------------   --------------  --------------

Current Liabilities:
   Notes Payable                                                        119,500          102,900         153,900
   Current Maturities of Long-Term Debt                                   8,423            9,733          10,696
   Accounts Payable                                                      39,076           29,705          43,066
   Deferred Income Taxes - Net                                           14,563           25,074          19,844
   Customer Deposits                                                      7,143            6,484           6,924
   Environmental Remediation Costs                                        4,852           11,052           4,852
   Taxes Accrued                                                         15,563            2,823           4,212
   Derivatives                                                               24              243             142
   Interest Accrued and Other Current Liabilities                         6,721           10,189           8,106
                                                                  --------------   --------------  --------------

          Total Current Liabilities                                     215,865          198,203         251,742
                                                                  --------------   --------------  --------------

Deferred Credits and Other Non-Current Liabilities:
   Deferred Income Taxes - Net                                          104,275           92,882          98,537
   Environmental Remediation Costs                                       43,359           37,738          43,359
   Pension and Other Postretirement Benefits                             16,256           15,022          14,205
   Investment Tax Credits                                                 3,645            3,992           3,819
   Other                                                                 12,370           10,633          12,734
                                                                  --------------   --------------  --------------

        Total Deferred Credits and Other Non-Current Liabilities        179,905          160,267         172,654
                                                                  --------------   --------------  --------------

               Total Capitalization and Liabilities                   $ 852,641        $ 831,025       $ 874,326
                                                                  ==============   ==============  ==============


The accompanying footnotes are an integral part of the financial statements.

                                     SJG-6



                                    SOUTH JERSEY GAS COMPANY AND SUBSIDIARY

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                               (In Thousands)


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                              -------------------------------
                                                                                  2003             2002
                                                                              -------------    --------------
Cash Flows from Operating Activities:


  Net Income Applicable to Common Stock                                           $ 20,103          $ 16,614
  Adjustments to Reconcile Net Income to Cash Flows
   Provided by Operating Activities:
    Depreciation and Amortization                                                   12,816            12,204
    Provision for Losses on Accounts Receivable                                        936               860
    Revenues and Fuel Costs Deferred - Net                                          19,653              (616)
    Deferred and Non-Current Income Taxes and Credits - Net                            529             6,606
    Environmental Remediation Costs - Net                                            3,095             5,815
    Changes in:
      Accounts Receivable                                                           18,986            21,002
      Inventories                                                                    1,202            20,794
      Prepayments and Other Current Assets                                            (418)           (1,141)
      Prepaid and Accrued Taxes - Net                                                2,817            (7,052)
      Accounts Payable and Other Accrued Liabilities                                (5,156)              259
    Other - Net                                                                       (461)           (3,062)
                                                                              -------------    --------------

        Net Cash Provided by Operating Activities                                   74,102            72,283
                                                                              -------------    --------------

Cash Flows from Investing Activities:
  Capital Expenditures, Cost of Removal and Salvage                                (23,924)          (21,773)
  Purchase of Available-for-Sale Securities                                              -              (194)
                                                                              -------------    --------------

        Net Cash Used in Investing Activities                                      (23,924)          (21,967)
                                                                              -------------    --------------

Cash Flows from Financing Activities:
  Net Repayments of Lines of Credit                                                (34,400)          (32,600)
  Principal Repayments of Long-Term Debt                                           (15,658)          (12,733)
  Dividends on Common Stock                                                              -            (6,600)
  Payments for Issuance of Long-Term Debt                                              (70)              (30)
  Additional Investment by Shareholder                                                   -             2,500
                                                                              -------------    --------------

        Net Cash Used in Financing Activities                                      (50,128)          (49,463)
                                                                              -------------    --------------

Net Increase in Cash and Cash Equivalents                                               50               853
Cash and Cash Equivalents at Beginning of Period                                     3,580             3,276
                                                                              -------------    --------------

Cash and Cash Equivalents at End of Period                                         $ 3,630           $ 4,129
                                                                              =============    ==============



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

         South Jersey Industries, Inc.(SJI)owns all of the outstanding common stock of SJG.

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

                                     SJG-8

         In May 2003, SJG entered into an interest rate swap contract that effectively fixed the interest rate at 2.24% through May 2004 on $20.0 million of SJG's debt outstanding under its bank lines.

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

         We recover certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. When we retire depreciable properties, we charge the original cost thereof, plus cost of removal less salvage, to accumulated depreciation. As of June 30, 2003, we had accrued amounts in excess of actual removal costs incurred totaling $43.5 million which is included in Utility Plant Accumulated Depreciation. The adoption of this statement did not materially affect our financial condition or results of operations.

         In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Management has evaluated the impact of the adoption of FIN 46 and has determined that SJG's Capital Trust, which was established for the sole purpose of issuing $35 million of mandatorily redeemable preferred securities, will no longer be consolidated into the financial statements of SJG effective July 1, 2003. The impact of this deconsolidation will cause SJI to report the investment in SJG's Capital Trust as a separate $1.1 million investment in an unconsolidated entity, the original equity investment amount in the SJG Capital Trust. SJG will also report the $36.1 million subordinate debenture to the SJG Capital Trust as debt on its balance sheet rather than the $35 million of mandatorily redeemable preferred securities that it had previously reported. The adoption of FIN 46 is not expected to have a material impact on SJG's net income or retained earnings for the periods reported.

         In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is effective for certain contracts entered into or modified and for hedging relationships designated after June 30, 2003. The amendments set forth in Statement No. 149 require that certain contracts with comparable characteristics be accounted for similarly. We expect no impact on our financial statements from the provisions of this statement.

         In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 requires that certain types of financial instruments be reported as liabilities by their issuers. With the adoption of FIN 46, we expect Statement No. 150 to have no impact on our financial statements.


Note 2.  Regulatory Actions:

         In January 1997, the BPU granted SJG a 9.62% rate of return on rate base, which included an 11.25% return on common equity. Additionally, our threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation increased. Currently, SJG keeps 100% of pre-tax margins up to the threshold level of $7.8 million. The next $750,000 is credited to

                                     SJG-9

customers through the Basic Gas Supply Service ("BGSS") clause. Thereafter, SJG keeps 20% of the pre-tax margins as we have historically.

         Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas commodity supplier. As of June 30, 2003, 95,410 of SJG's residential customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of natural gas costs through the BGSS. Other costs of service, including deferred costs, are recovered through base rates.

         In November 2001, SJG filed for a $2.7 million rate increase to recover the cash related to a 3-year net deficiency in the Temperature Adjustment Clause
(TAC). Additionally, in September 2002, SJG filed for an $8.6 million rate increase to recover the cash related to a TAC deficiency resulting from warmer-than-normal weather for the 2001-2002 winter. As a result of the colder-than-normal 2002-2003 winter, the cumulative TAC deficiency has decreased to $5.7 million as of June 30, 2003.

         Also in November 2001, SJG filed for a $17.6 million reduction to the Levelized Gas Adjustment Clause (LGAC). The LGAC was the predecessor clause to the BGSS. The BPU approved the LGAC reduction effective December 1, 2001 and concurrently approved recovery of SJG's October 31, 2001 underrecovered gas cost balance. As a result, SJG began recovering $48.9 million over three years plus interest accrued since April 1, 2001. SJG is also recovering interest for the 3-year amortization period at a rate of 5.75%. As of June 30, 2003, the remaining deferred underrecovered balance totaled $21.4 million.

         During 2002, the BPU convened a gas policy group to address BGSS, which is the gas supply service being provided by the natural gas utility. On December 18, 2002, the BPU approved the proposed BGSS price structure. The BGSS approved price structure replaced the Levelized Gas Adjustment Clause (LGAC) pricing structure that was in place prior to March 2003. The LGAC was structured to reset gas charges to consumers once per year. The BGSS permits multiple resets each year, if certain conditions are met. With the implementation of BGSS in March 2003, customers are able to make more informed decisions about choosing an alternate supplier by having a utility price structure that more currently reflects market conditions. Further, BGSS provides SJG with more pricing flexibility, through self-implementing rate changes under certain conditions and under certain limitations, resulting in the reduction of over/under-recoveries. LGAC related mechanisms, such as deferred accounting treatment, the sharing of pre-tax margins generated by interruptible and off-system sales and transportation, and the allowance for full recovery of natural gas costs, remain in place under BGSS.

         In August 2002, SJG filed for a Societal Benefits Clause (SBC) rate increase. The SBC recovers costs related to BPU mandated programs, including environmental remediation costs that are recovered through SJG's Remediation

                                     SJG-10

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

         In September 2002, SJG filed with the BPU to maintain its current BGSS rate through October 2003. However, due to price increases in the wholesale market, in February 2003 SJG filed an amendment to the September 2002 filing. In April 2003, the BPU approved a $16.6 million increase to SJG's annual gas costs revenues.

         In July 2003, SJG made its annual BGSS filing, as amended, with the BPU. Due to further price increases in the wholesale market, SJG filed for a $24.0 million increase to its annual gas cost revenues.

         Filings and petitions described above are still pending unless otherwise indicated.


Note 3.  Regulatory Assets and Liabilities:

         All significant regulatory assets are separately identified on the condensed consolidated balance sheets under the caption Regulatory Assets. Each item that is separately identified is being recovered through utility rate charges without a return on investments over the following periods:

                                                         Years Remaining
               Regulatory Asset                        As of June 30, 2003
               ----------------                        -------------------
      Environmental Remediation Costs:
               Expended - Net                                   7
               Liability for Future Expenditures         Not Applicable
      Gross Receipts and Franchise Taxes                       3.6
      Income Taxes - Flowthrough Depreciation                  8.3
      Deferred Fuel Costs - Net                              < 1.5
      Deferred Postretirement Benefit Costs                    9.5


         The majority of the assets reflected under the caption Other Regulatory Assets are currently subject to filings with the BPU requesting recovery. Management believes that all such deferred costs are probable of recovery from ratepayers through future utility rates.

                                     SJG-11

         In addition, we had one significant regulatory liability for overcollected taxes totaling $3.8 million and $2.3 million, including interest, as of June 30, 2003 and 2002, respectively. We included these amounts in the caption Other under the heading Deferred Credits and Other Non-Current Liabilities and they are subject to being returned to ratepayers in future rate proceedings.


Note 4.  Retained Earnings:

                  Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on our common stock. As of June 30, 2003, SJG's restrictions do not affect the amount that may be distributed from its retained earnings.


Note 5.  Comprehensive Income:

         The components of comprehensive income (loss) for the three and six months ended June 30 are as follows (in thousands):

                                             Three Months Ended Six Months Ended

                                                     June 30,        June 30,
                                                -------------------------------
                                                 2003    2002     2003     2002
                                                ------  ------   ------   ------

Net Income (Loss) Applicable to Common Stock   $  669 $  (325) $ 20,103  $16,614

Other Comprehensive (Loss) Income:
   Change in Fair Value of Derivatives - Net *    (14)   (143)       70    (143)
   Change in Fair Value of Investments - Net *    193      -        153      -
                                                 -----   -----    -----    -----
       Total Other Comprehensive Income (Loss)    179    (143)      223    (143)
                                                 -----   -----    -----    -----

Comprehensive Income (Loss)                    $  848  $ (468) $ 20,326 $ 16,471
                                               ======= ======= ======== ========

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

                                     SJG-12

         Environmental Remediation Costs - We incurred and recorded costs for environmental clean up of sites where the Company or its predecessors operated gas manufacturing plants. We stopped manufacturing gas in the 1950s.

         We successfully entered into settlements with all of our historic comprehensive general liability carriers regarding the environmental remediation expenditures at our sites. Also, we have purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that we will be required to make at 11 of our sites. This Policy will be in force until 2024 at 10 sites and until 2029 at one site. The minimum future cost estimate discussed below is not reduced by projected insurance recoveries from the Cleanup Cost Cap Insurance Policy.

         Since the early 1980s, we accrued environmental remediation costs of $132.5 million, of which $84.3 million has been spent as of June 30, 2003. With the assistance of a consulting firm, we estimate that future costs to clean up our sites will range from $48.2 million to $143.9 million. We recorded the lower end of this range as a liability. It is reflected on the 2003 condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

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

         As of June 30, 2003, we reflected the unamortized remediation costs of $3.4 million on the condensed consolidated balance sheet under the caption Regulatory Assets. Since implementing the RAC in 1992, we have recovered $38.7 million through rates.


Note 7.  Subsequent Event:

         On July 16, 2003, SJG made settlement on $85.5 million of debt under its Medium Term Note Program established in 2002. A remainder of $64.5 million is authorized to be issued under this program through July 31, 2005. The debt issued has maturities of 10, 11, 13, 14 and 30 years, with a weighted

                                     SJG-13

average maturity of 19 years at a weighted average interest rate of 4.95%. Proceeds were used to refinance short-term borrowings under commercial bank lines.

                                     SJG-14

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Overview

        South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributed natural gas in the seven southernmost counties of New Jersey to 298,877 customers at June 30, 2003 compared with 291,691 customers at June 30, 2002. SJG also:

     o sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system;

     o transports natural gas purchased directly from producers or suppliers for its own sales and for some of its customers; and

     o services appliances via the sale of appliance warranty programs, as well as on a time and materials basis.


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

         The New Jersey Board of Public Utilities (BPU) has reviewed and approved, through specific orders, most of the items shown as regulatory assets. Other items represent costs that were not yet approved by the BPU for recovery, but are the subject of current or future filings. In recording these costs as regulatory assets, management believes the costs are probable of recovery under existing rate-making concepts that are embodied in current rate orders received by SJG. However, ultimate recovery is subject to BPU approval.

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

                                     SJG-15

Revenue Recognition

         SJG bills customers monthly for gas delivered and recognizes those revenues during the month. For SJG retail customers we do not bill at the end of each month; we make an accrual to recognize revenues for gas delivered from the date of the last meter reading to the end of the month. We bill customers at rates approved by the BPU.

         We defer and recognize revenues related to SJG's appliance warranty contracts over the full 12-month term of the contract as earned.

         The BPU allows SJG to recover the excess cost of gas sold over the cost included in base rates through the Basic Gas Supply Service (BGSS) price structure (formerly known as the Levelized Gas Adjustment Clause). SJG defers over/under-recoveries of gas costs and includes them in subsequent adjustments to the BGSS rate or other similar rate recovery mechanism. These adjustments result in over/under-recoveries of gas costs being included in rates during future periods. As a result of these deferrals, utility revenue recognition does not directly translate to profitability. While we realize profits on gas sales during the month of providing the utility service, significant shifts in revenue recognition may result from the various recovery clauses approved by the BPU (See Regulatory Matters) without shifting profits between periods, as these clauses provide for recovery of costs on a dollar-for-dollar basis.


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

         SJG recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. When we retire depreciable properties, we charge the original cost thereof, plus cost of removal less salvage, to accumulated depreciation. As of June 30, 2003, SJG had accrued amounts in excess of actual removal costs incurred totaling $43.5 million which is included in utility plant accumulated depreciation. We do not expect the adoption of this statement to materially affect SJG's financial condition or results of operations.

         In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Management has evaluated the impact of the adoption of FIN 46 and has determined that SJG's Capital Trust, which was established for the sole purpose of issuing $35 million of mandatorily redeemable preferred securities, will no longer be consolidated into the financial statements of SJG effective July 1, 2003. The impact of this deconsolidation will cause SJI to report the investment in SJG's Capital Trust as a separate $1.1 million investment in an unconsolidated entity, the original equity investment amount in the SJG Capital Trust. SJG will also report the $36.1 million subordinate debenture to the SJG Capital Trust as debt on its balance sheet rather than the $35 million of mandatorily redeemable preferred securities that it had previously reported. The adoption of FIN 46 is not expected to have a material impact on SJG's net income or retained earnings for the periods reported.

         In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is effective for certain contracts entered into or modified and for hedging relationships designated after June 30, 2003. The amendments set forth in Statement No. 149 require that certain contracts with comparable characteristics be accounted for similarly. We expect no impact on our financial statements from the provisions of this statement.

                                     SJG-16

         In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 requires that certain types of financial instruments be reported as liabilities by their issuers. With the adoption of FIN 46, we expect Statement No. 150 to have no impact on our financial statements.

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


Mandatorily Redeemable Preferred Securities

         SJG's statutory trust subsidiary, SJG Capital Trust, currently has $35 million of 8.35% SJG-Guaranteed Mandatorily Redeemable Preferred Securities outstanding. SJG may redeem these securities at a price equal to 100% of the principal amount at any time. The securities currently trade on the New York Stock Exchange under the symbol SJI.T. As noted, these securities will be reflected as liabilities effective July 1, 2003.


Customer Choice Legislation

         All residential natural gas customers in New Jersey can choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of 1999. As of June 30, 2003, 95,410 SJG residential customers chose a natural gas commodity supplier other than the utility. This number increased from 63,682 at June 30, 2002 as marketers were able to offer natural gas at prices competitive with those available under regulated utility tariffs. Customers purchasing natural gas from providers other than SJG are charged for gas costs by the marketer, not SJG. The resulting decrease in SJG's revenues is offset by

                                     SJG-17

a corresponding decrease in SJG's gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The Board of Public Utilities continues to allow for full recovery of natural gas costs through the Basic Gas Supply Service as well as other costs of service including deferred costs, through tariffs.


Temperature Adjustment Clause

         SJG's Board of Public Utilities approved Temperature Adjustment Clause
(TAC) had the following impacts on 2003 and 2002 second quarter and six months net earnings:

                                                   2003               2002
                                               ------------       ------------
      TAC Adjustment (Decrease) Increase to
        Net Income (in thousands)

           Quarter Ended June 30               $    (1,022)      $       247
           Six Months Ended June 30            $    (2,377)      $     3,249


         The clause is designed to mitigate the effect of variations in heating season temperatures from historical norms for both SJG and its customers. While the revenue and income impacts of TAC adjustments are recorded as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next TAC year. Each TAC year begins October 1.


Operating Revenues

         Revenues increased $10.5 million and $96.3 million in the second quarter and for the six months ended June 30, 2003, respectively, compared with the prior year periods. These increases were primarily due to three factors. First, weather in the second quarter and for the six months ended June 30, 2003 was 41.9% and 30.3% colder than the respective prior year periods. Second, off-system sales revenues increased due to higher prices for natural gas sold in 2003 than in the prior year. Third, SJG's total customers increased from 291,691 as of June 30, 2002 to 298,877 as of June 30, 2003. Partially offsetting the effect of these factors was a 50% increase in the number of residential customers purchasing their gas from a source other than SJG. The decline in customers who purchased their natural gas from SJG directly impacted utility revenues. However, since gas costs are passed on directly to customers without any profit margin added by SJG, the increased customer usage of gas marketers did not impact SJG's profitability.

         As a result of SJG's Temperature Adjustment Clause, revenues from utility ratepayers are closely tied to 20-year normal temperatures calculated under the clause and not actual temperatures. While the clause significantly reduces fluctuations in revenues related to temperature, as a general rule, revenues continue to be positively impacted by colder weather and negatively impacted by warmer weather. Weather in the second quarter of 2003 was 41.9% colder than in 2002 and 28.9 % colder than the 20-year TAC average. During the

                                     SJG-18

six months ended June 30, 2003, weather was 30.3% colder than in 2002 and 10.1% colder than the 20-year TAC average.

         The following is a comparison of operating revenue and throughput for the three and six month periods ended June 30, 2003 vs. the same periods ended June 30, 2002.

                                          Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                            2003      2002      2003       2002
                                        ----------------------------------------
Operating Revenues (Thousands):
Firm
     Residential                         $ 25,699  $ 25,133  $ 115,007 $ 101,232
     Commercial                             7,287     6,111     34,717    28,655
     Industrial                               973       838      3,340     2,547
     Cogeneration & Electric Generation     1,969     2,963      3,291     3,579
     Firm Transportation                   13,142     8,394     41,202    22,658
                                        ----------------------------------------

         Total Firm Operating Revenues     49,070    43,439      7,557    58,671
                                        ----------------------------------------

Interruptible                                 558       307      1,049       546
Interruptible Transportation                  300       327        495       802
Off-System                                 22,985    18,908     111,71    54,661
Capacity Release & Storage                  1,510     1,136      2,813     2,830
Other                                       1,124       890      1,854     1,680
                                        ----------------------------------------

         Total Operating Revenues        $ 75,547  $ 65,007  $ 315,483 $ 219,190
                                        ========================================

Throughput (MMcf):
Firm
     Residential                            2,449     2,229     10,504     9,371
     Commercial                               793       684      3,522     3,018
     Industrial                                43        24        148       115
     Cogeneration & Electric Generation       240       635        348       722
     Firm Transportation                    6,427     5,311     17,490    12,794
                                        ----------------------------------------

         Total Firm Throughput              9,952     8,883     32,012    26,020
                                        ----------------------------------------

Interruptible                                  96        55        132       103
Interruptible Transportation                  547       683        958     1,640
Off-System                                  3,744     4,940     15,474    16,243
Capacity Release & Storage                 10,402    10,498     16,395    17,144
                                        ----------------------------------------

         Total Throughput                  27,741    25,059     64,971    61,150
                                        ========================================

                                     SJG-19

         Total gas throughput increased 10.7% % to 27.7 billion cubic feet
(Bcf) in the second quarter and 6.2% to 65.0 Bcf for the six months ended June 30, 2003 compared with the respective prior year periods. The higher throughput was primarily due to colder temperatures experienced in 2003. The increase in firm transportation throughput reflected the increasing number of households purchasing their gas from suppliers other than SJG.


Gas Purchased for Resale

         Gas purchased for resale increased $8.3 million and $87.7 million for the second quarter and for the six months ended June 30, 2003, respectively, compared with the same periods in 2002 due principally to an increase in firm gas sales volume and higher gas costs for off-system sales. Colder weather was the main cause of the increase in firm gas sales volume; however, this was partially offset by the migration of firm gas sales customers to transportation service. SJG's gas cost during the second quarter of 2003 averaged $7.05 per decatherm (dt) compared with $3.79/dt in 2002. During the six months ended June 30, 2003, gas costs averaged $6.64/dt compared with $4.01/dt in 2002. Unlike gas costs associated with off-system sales, changes in the unit cost of gas sold to utility ratepayers do not directly affect cost of gas sold. We defer fluctuations in gas costs to ratepayers not reflected in current rates in future periods under a BPU-approved Basic Gas Supply Service price structure, formerly known as the Levelized Gas Adjustment Clause. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its sales customers. We do not anticipate any difficulty renewing or replacing expiring contracts under substantially similar terms and conditions.


Utility Operations

     A summary of net changes in utility operations (in thousands):

                                       Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                          2003 vs. 2002           2003 vs. 2002
                                          --------------------------------------
    Other Production Expense             $         9              $        32
    Transmission                                  13                       44
    Distribution                                  73                      294
    Customer Accounts and Services               (59)                    (186)
    Sales                                         87                       85
    Administration and General                   224                      949
                                         ---------------------------------------
            Total Utility Operations     $       347              $     1,218
                                         =======================================


         Distribution expenses increased for both the three and six months ended June 30, 2003 compared with the respective periods in 2002. The increase during the six month period was primarily due to severe weather conditions experienced during the first quarter of 2003 that resulted in a significant increase in overtime hours. The weather created operating issues that ranged from snow

                                     SJG-20

removal, to water intrusion in gas lines in oceanfront communities, to higher shut-off for non-payment activity.

         Customer Accounts and Services expenses includes bad debt expense from customer account write-offs. The collectibility of delinquent customer accounts is generally determined during the winter season following the one where the customer's account became delinquent - as temperatures drop, many customers with delinquent balances will begin making payments in order to have their heat restored. As the 2001-2002 winter season was one of the warmest winters on record, many of our customers with delinquent balances from the prior winter did not make payments to have their heat restored as would normally be expected. As such, our bad debt expense was unusually high during the first half of 2002. However, as the 2002-2003 winter season was colder-than-normal, customers with delinquent balances from the year before did make payments as expected to have their heat restored. This resulted in a much lower bad debt expense in the first half of 2003, as compared with 2002.

         Administrative and General expenses increased in both the three and six months ended June 30, 2003 compared with the same periods in 2002 primarily because of increasing healthcare, pension and insurance costs.


Other Operating Expenses

         A summary of principal changes in other operating expenses (in thousands):

                                Three Months Ended              Six Months Ended
                                     June 30,                       June 30,
                                   2003 vs. 2002                  2003 vs. 2002
                                   ---------------------------------------------
Maintenance                       $      (190)                 $      (150)
Depreciation                              311                          621
Energy and Other Taxes                     92                        1,337

         Depreciation was higher due to our increased investment in property, plant and equipment. The increases in Energy and Other Taxes relate primarily to increases in volumes of gas sold and transported as reflected in the table under the caption "Operating Revenues."


Interest Charges

         Interest charges decreased in the second quarter and first six months of 2003 compared with the prior year period due primarily to reductions in short-term rates on line of credit borrowings and the refunding of higher priced, fixed rate, long-term debt with lower cost, floating rate, short-term debt. These refundings were refinanced in July 2003 with long-term debt issuances under our Medium-Term Note Program at significantly lower interest rates compared to the previous long-term interest rate (See Note 7 - Subsequent Event). We have incurred debt primarily to expand and upgrade SJG's gas

                                     SJG-21

transmission and distribution system and to support seasonal working capital needs related to gas inventories and customer receivables.


Net Income Applicable to Common Stock

         The details affecting the changes in net income and earnings per share are discussed under the appropriate captions above.


Regulatory Matters

         In January 1997, the BPU granted SJG a 9.62% rate of return on rate base, which included an 11.25% return on common equity. Additionally, our threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation increased. Currently, SJG keeps 100% of pre-tax margins up to the threshold level of $7.8 million. The next $750,000 is credited to customers through the Basic Gas Supply Service ("BGSS") clause. Thereafter, SJG keeps 20% of the pre-tax margins as we have historically.

         Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas commodity supplier. As of June 30, 2003, 95,410 of SJG's residential customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of natural gas costs through the BGSS. Other costs of service, including deferred costs, are recovered through base rates.

         In November 2001, SJG filed for a $2.7 million rate increase to recover the cash related to a 3-year net deficiency in the Temperature Adjustment Clause
(TAC). Additionally, in September 2002, SJG filed for an $8.6 million rate increase to recover the cash related to a TAC deficiency resulting from warmer-than-normal weather for the 2001-2002 winter. As a result of the colder-than-normal 2002-2003 winter, the cumulative TAC deficiency has decreased to $5.7 million as of June 30, 2003.

         Also in November 2001, SJG filed for a $17.6 million reduction to the Levelized Gas Adjustment Clause (LGAC). The LGAC was the predecessor clause to the BGSS. The BPU approved the LGAC reduction effective December 1, 2001 and concurrently approved recovery of SJG's October 31, 2001 underrecovered gas cost balance. As a result, SJG began recovering $48.9 million over three years plus interest accrued since April 1, 2001. SJG is also recovering interest for the 3-year amortization period at a rate of 5.75%. As of June 30, 2003, the remaining deferred underrecovered balance totaled $21.4 million.

         During 2002, the BPU convened a gas policy group to address BGSS, which is the gas supply service being provided by the natural gas utility. On December 18, 2002, the BPU approved the proposed BGSS price structure. The BGSS approved

                                     SJG-22

price structure replaced the Levelized Gas Adjustment Clause (LGAC) pricing structure that was in place prior to March 2003. The LGAC was structured to reset gas charges to consumers once per year. The BGSS permits multiple resets each year, if certain conditions are met. With the implementation of BGSS in March 2003, customers are able to make more informed decisions about choosing an alternate supplier by having a utility price structure that more currently reflects market conditions. Further, BGSS provides SJG with more pricing flexibility, through self-implementing rate changes under certain conditions and under certain limitations, resulting in the reduction of over/under-recoveries. LGAC related mechanisms, such as deferred accounting treatment, the sharing of pre-tax margins generated by interruptible and off-system sales and transportation, and the allowance for full recovery of natural gas costs, remain in place under BGSS.

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

         In September 2002, SJG filed with the BPU to maintain its current BGSS rate through October 2003. However, due to price increases in the wholesale market, in February 2003 SJG filed an amendment to the September 2002 filing. In April 2003, the BPU approved a $16.6 million increase to SJG's annual gas costs revenues.

         In July 2003, SJG made its annual BGSS filing, as amended, with the BPU. Due to further price increases in the wholesale market, SJG filed for a $24.0 million increase to its annual gas cost revenues.

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

                                     SJG-23

         Lines of credit available to SJG totaled $157.0 million at June 30, 2003, of which $119.5 million was used. These lines are available through seven commercial banks on an uncommitted basis. The banks and SJG review and renew the lines annually. SJG has long-standing relationships with these banks and we believe, based upon ongoing dialogue, that there will continue to be sufficient credit available to meet our business' future liquidity needs. However, SJG has begun the process of obtaining up to $100 million of committed bank facilities to enhance our liquidity position. We anticipate having committed facilities in place during the third quarter.

         SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds, to finance its long-term needs. These needs are primarily capital expenditures for property, plant and equipment. Since 1998, SJG has financed these needs via a Medium Term Note (MTN) program, secured in similar fashion to the First Mortgage Bonds. SJG's registration of a new $150 million MTN program with the Securities and Exchange Commission became effective in December 2002. This program replaces a previous $100 million, 3-year MTN program that was fully used in 2001. In July 2003, SJG issued $85.5 million of long-term debt under the program. Consequently, $64.5 million of the MTN program remains available for future debt issuances. Proceeds of the July issues were used to refinance short-term debt outstanding under commercial bank lines. Current maturities on long-term debt over the next five years are as follows:
$8.4 million per year in 2003 through 2006; and $4.7 million in 2007.


Capital Expenditures, Commitments and Contingencies

         Capital Expenditures

         SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first six months of 2003 amounted to $20.8 million. We estimate the net costs for 2003, 2004 and 2005 at approximately $56.3 million, $62.0 million and $54.2 million, respectively.

         Commitments and Contingencies

         SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of June 30, 2003 average $46.2 million annually and total $277.1 million over the contracts' lives. Approximately 15% of the financial commitment under these contracts expires during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the BGSS.

                                     SJG-24

Ratio of Earnings to Fixed Charges

         The company's ratio of earnings to fixed charges for each of the periods indicated is as follows:

  Twelve Months
      Ended
    June 30,                         Year Ended December 31,
    -------        ------------------------------------------------------------
      2003          2002          2001          2000          1999        1998
      ----          ----          ----          ----          ----        ----

      3.3x          2.9x          2.6x          2.6x          2.5x        2.2x

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


             Item 3. Quantitative and Qualitative Disclosures About
                           Market Risks of the Company


Commodity Market Risks

         SJG is a regulated utility. As such, we recover gas commodity costs under the Basic Gas Supply Service clause that is part of our tariff. While SJG is protected from gas cost fluctuations by the clause, we do utilize physical forward contracts to shield our customers from gas cost fluctuations.


Interest Rate Risk

         Our exposure to interest rate risk relates primarily to short-term, variable rate borrowings. Our short-term, variable rate debt outstanding at June 30, 2003 was $119.5 million and averaged $108.2 million for the first six months of 2003. A hypothetical 100 basis point (1%) increase in interest rates on our average variable rate debt outstanding would result in a $639,000 increase in our interest expense, net of tax, on an annual basis. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the last five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2002 -74 b.p. decrease; 2001 - 383 b.p. decrease; 2000 - 83 b.p.
increase; 1999 - 81 b.p. increase; and 1998 - 38 b.p. decrease. For June 2003, our average interest rate on variable rate debt was 2.05%.

                                     SJG-25

         To reduce exposure to an interest rate increase on our variable rate debt, SJG entered into an interest rate swap agreement that became effective in June 2003 which fixed the rate on $20.0 million of variable rate debt through May 2004 at 2.24%. SJG primarily issues long-term debt at fixed rates and, consequently, interest expense is not significantly impacted by changes in market interest rates. SJG prepaid, at par, $3.0 million of 8.6% debenture notes in February 2003. In May 2003, we also redeemed an additional $5.1 million of 10.25% first mortgage bonds prior to scheduled maturity. SJG paid a premium of $110,000 to bondholders in conjunction with that redemption.


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



                                Item 6. Exhibits

         (a)      Exhibits

                  Exhibit No.                  Description
                  -----------                  -----------

                  31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

                  31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

                  32           Certification Pursuant to Rule 13a-14(b) and
                               Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

                                     SJG-27

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SOUTH JERSEY GAS COMPANY
                                  (Registrant)



Dated:  August 13, 2003            By:  /s/ Charles Biscieglia
                                       ----------------------------------------
                                        Charles Biscieglia
                                        Chief Executive Officer



Dated:  August 13, 2003            By:  /s/ David A. Kindlick
                                       ----------------------------------------
                                        David A. Kindlick
                                        Executive Vice President &
                                        Chief Financial Officer

                                     SJG-28

CERTIFICATION                                                      Exhibit 31.1


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

                                     SJG-29

Date: August 13, 2003              /s/ Charles Biscieglia
                                  ---------------------------------------------
                                   Charles Biscieglia
                                   Chief Executive Officer

                                     SJG-30

CERTIFICATION                                                       Exhibit 31.2


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

                                     SJG-31

Date: August 13, 2003              /s/ David A. Kindlick
                                  ---------------------------------------------
                                   David A. Kindlick
                                   Executive Vice President and
                                   Chief Financial Officer

                                     SJG-32

CERTIFICATION                                                         Exhibit 32



             Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18,

                               United States Code)



Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of South Jersey Gas Company, a New Jersey Corporation (the "Company"), does hereby certify, to such officer's knowledge, that:


The Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  August 13, 2003             By:  /s/  Charles Biscieglia
                                        ---------------------------------------
                                         Charles Biscieglia
                                         Chief Executive Officer



Dated:  August 13, 2003             By:  /s/  David A. Kindlick
                                        ---------------------------------------
                                         David A. Kindlick
                                         Executive Vice President &
                                         Chief Financial Officer


The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

A signed original of this written statement required by Section 906 has been provided to South Jersey Gas Company and will be retained by South Jersey Gas Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                     SJG-33