Form 10-Q
period 2003-09-30
SOUTH JERSEY GAS CO/NEW
filed 2003-11-14
CIK 1035216

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).   Yes  [  ] No  [X]

As of November 3, 2003 there were 2,339,139 shares of the registrant's common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

================================================================================
                                     SJG-1

                         PART I -- FINANCIAL INFORMATION



              Item 1. Financial Statements-- See Pages 3 through 14
                                     SJG-2

                            SOUTH JERSEY GAS COMPANY

                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                    (In Thousands Except for Per Share Data)

                                                            Three Months Ended
                                                              September 30,
                                                    ----------------------------
                                                         2003           2002
                                                    ----------------------------


Operating Revenues                                   $ 58,491         $ 51,764
                                                    ------------    -----------

Operating Expenses:
   Gas Purchased for Resale                            40,134           34,397
   Utility Operations                                  10,703            9,802
   Maintenance                                          1,391            1,537
   Depreciation                                         5,961            5,622
   Energy and Other Taxes                               1,349            1,398
                                                    ------------  -------------

      Total Operating Expenses                         59,538           52,756
                                                    ------------  -------------

Operating Loss                                         (1,047)            (992)

Other Income and Expense                                    6              (89)

Interest Charges                                        5,183            5,161
                                                    ------------  -------------

Loss Before Income Taxes                               (6,224)          (6,242)

Income Tax Benefit                                     (2,420)          (2,454)
                                                    -------------  ------------

Net Loss Applicable to Common Stock                  $ (3,804)        $ (3,788)
                                                    =============  ============

Average Shares of Common Stock Outstanding              2,339            2,339

Loss Per Common Share                                 $ (1.63)         $ (1.62)
                                                    =============  ============

Dividends Declared Per Common Share                   $ -               $ 0.88
                                                    =============  =============

The accompanying footnotes are an integral part of the financial statements.
                                     SJG-3

                            SOUTH JERSEY GAS COMPANY

                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                    (In Thousands Except for Per Share Data)

                                                       Nine Months Ended
                                                         September 30,
                                                -------------------------------
                                                    2003                2002
                                                -------------------------------


Operating Revenues                                   $ 373,973        $ 270,954
                                                ---------------   -------------

Operating Expenses:
   Gas Purchased for Resale                            268,346          174,923
   Utility Operations                                   32,001           29,883
   Maintenance                                           4,331            4,627
   Depreciation                                         17,618           16,658
   Energy and Other Taxes                                8,508            7,220
                                                ---------------    ------------

      Total Operating Expenses                         330,804          233,311
                                                ---------------    ------------

Operating Income                                        43,169           37,643

Other Income and Expense                                   (44)             365

Interest Charges                                        14,522           15,577
                                                ---------------    ------------

Income Before Income Taxes                              28,603           22,431

Income Taxes                                            12,304            9,605
                                                ---------------    ------------

Net Income Applicable to Common Stock                 $ 16,299         $ 12,826
                                                ===============    ============

Average Shares of Common Stock Outstanding               2,339            2,339

Earnings Per Common Share                               $ 6.97           $ 5.48
                                                ===============    ============

Dividends Declared Per Common Share                        $ -           $ 3.70
                                                ===============    ============

The accompanying footnotes are an integral part of the financial statements.
                                     SJG-4

                            SOUTH JERSEY GAS COMPANY

                            CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                                                             (Unaudited)
                                                                            September 30,            December 31,
                                                                   --------------------------------  --------------
                                                                       2003              2002            2002
                                                                   --------------    --------------  --------------
ASSETS

Property, Plant and Equipment:
   Utility Plant, at original cost                                     $ 879,842         $ 833,060       $ 846,865
     Accumulated Depreciation                                           (250,659)         (232,685)       (236,813)
                                                                   --------------    --------------  --------------

          Property, Plant and Equipment - Net                            629,183           600,375         610,052
                                                                   --------------    --------------  --------------

Investments:
   Available-for-Sale Securities                                           4,050             3,394           3,407
   Investment in Affiliate                                                 1,082             1,082           1,082
                                                                   --------------    --------------  --------------

          Total Investments                                                5,132             4,476           4,489
                                                                   --------------    --------------  --------------

Current Assets:
   Cash and Cash Equivalents                                               4,121             4,223           3,580
   Accounts Receivable                                                    34,394            30,177          61,845
   Unbilled Revenues                                                       4,298             6,328          27,570
   Provision for Uncollectibles                                           (3,210)           (2,275)         (3,219)
   Natural Gas in Storage, average cost                                   71,433            53,739          40,769
   Materials and Supplies, average cost                                    3,357             3,737           4,157
   Prepaid Taxes                                                           8,831            13,938           2,440
   Other Prepayments and Current Assets                                    3,806             3,824           3,435
                                                                   --------------    --------------  --------------

          Total Current Assets                                           127,030           113,691         140,577
                                                                   --------------    --------------  --------------

Regulatory Assets:
   Environmental Remediation Costs:
     Expended - Net                                                        3,058             6,891           6,470
     Liability for Future Expenditures                                    48,211            48,790          48,211
   Gross Receipts and Franchise Taxes                                      1,478             1,922           1,811
   Income Taxes - Flowthrough Depreciation                                 7,864             8,841           8,597
   Deferred Fuel Cost - Net                                               14,221            47,366          31,594
   Deferred Postretirement Benefit Costs                                   3,496             3,875           3,780
   Other Regulatory Assets                                                 8,450             6,153           6,450
                                                                   --------------    --------------  --------------

          Total Regulatory Assets                                         86,778           123,838         106,913
                                                                   --------------    --------------  --------------

Other Non-Current Assets:
   Unamortized Debt Discount and Expense                                   6,274             5,646           5,660
   Accounts Receivable - Merchandise                                       3,892             1,499           1,776
   Other                                                                   3,995             2,713           5,538
                                                                   --------------    --------------  --------------

          Total Other Non-Current Assets                                  14,161             9,858          12,974
                                                                   --------------    --------------  --------------

               Total Assets                                            $ 862,284         $ 852,238       $ 875,005
                                                                   ==============    ==============  ==============

The accompanying footnotes are an integral part of the financial statements.

                                     SJG-5


                            SOUTH JERSEY GAS COMPANY

                            CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                                                             (Unaudited)
                                                                            September 30,            December 31,
                                                                   --------------------------------  --------------
                                                                       2003              2002            2002
                                                                   --------------    --------------  --------------
Capitalization and Liabilities

Common Equity:
   Common Stock, Par Value $2.50 per share:
      Authorized - 4,000,000 shares
      Outstanding - 2,339,139 shares                                     $ 5,848           $ 5,848         $ 5,848
   Other Paid-In Capital and Premium on Common Stock                     135,317           135,317         135,317
   Accumulated Other Comprehensive Loss                                   (8,391)           (2,080)         (8,689)
   Retained Earnings                                                      98,047            73,431          81,748
                                                                   --------------    --------------  --------------

          Total Common Equity                                            230,821           212,516         214,224
                                                                   --------------    --------------  --------------

Preferred Stock:
   Redeemable Cumulative Preferred  -  Par Value $100 per share,
     Authorized 41,966 shares, Outstanding 16,904 shares 8% Series         1,690             1,690           1,690
                                                                   --------------    --------------  --------------

Long-Term Debt                                                           328,560           250,446         235,098
                                                                   --------------    --------------  --------------

          Total Capitalization                                           561,071           464,652         451,012
                                                                   --------------    --------------  --------------

Current Liabilities:
   Notes Payable                                                          36,000           127,000         153,900
   Current Maturities of Long-Term Debt                                    8,423            12,883          10,696
   Accounts Payable                                                       35,501            28,351          43,066
   Deferred Income Taxes - Net                                            11,903            24,912          19,844
   Customer Deposits                                                       7,340             6,575           6,924
   Environmental Remediation Costs                                         4,852            11,052           4,852
   Taxes Accrued                                                           4,647             1,016           4,212
   Derivatives                                                                38               238             142
   Interest Accrued and Other Current Liabilities                          6,845             8,780           8,106
                                                                   --------------    --------------  --------------

          Total Current Liabilities                                      115,549           220,807         251,742
                                                                   --------------    --------------  --------------

Deferred Credits and Other Non-Current Liabilities:
   Deferred Income Taxes - Net                                           107,138            96,237          98,537
   Environmental Remediation Costs                                        43,359            37,738          43,359
   Pension and Other Postretirement Benefits                              17,805            16,033          14,205
   Investment Tax Credits                                                  3,558             3,906           3,819
   Other                                                                  13,804            12,865          12,331
                                                                   --------------    --------------  --------------

            Total Deferred Credits and Other Non-Current Liabilities     185,664           166,779         172,251
                                                                   --------------    --------------  --------------

               Total Capitalization and Liabilities                    $ 862,284         $ 852,238       $ 875,005
                                                                   ==============    ==============  ==============


The accompanying footnotes are an integral part of the financial statements.

                                     SJG-6


                            SOUTH JERSEY GAS COMPANY

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                              -------------------------------
                                                                                  2003             2002

                                                                              -------------    --------------
Cash Flows from Operating Activities:
  Net Income Applicable to Common Stock                                           $ 16,299          $ 12,826
  Adjustments to Reconcile Net Income to Cash Flows
   Provided by Operating Activities:
    Depreciation and Amortization                                                   20,008            18,366
    Provision for Losses on Accounts Receivable                                      1,226             1,469
    Revenues and Fuel Costs Deferred - Net                                          17,373            (8,169)
    Deferred and Non-Current Income Taxes and Credits - Net                            793             9,910
    Environmental Remediation Costs - Net                                            3,412             5,940
    Changes in:
      Accounts Receivable                                                           49,488            32,125
      Inventories                                                                  (29,864)            6,120
      Prepayments and Other Current Assets                                            (371)           (1,025)
      Prepaid and Accrued Taxes - Net                                               (5,956)          (11,176)
      Accounts Payable and Other Accrued Liabilities                                (8,410)           (2,413)
      Other - Net                                                                    2,543              (169)
                                                                              -------------    --------------

        Net Cash Provided by Operating Activities                                   66,541            63,804
                                                                              -------------    --------------

Cash Flows from Investing Activities:
  Capital Expenditures, Cost of Removal and Salvage                                (37,422)          (35,010)
  Purchase of Available-for-Sale Securities                                           (238)             (405)
                                                                              -------------    --------------

        Net Cash Used in Investing Activities                                      (37,660)          (35,415)
                                                                              -------------    --------------

Cash Flows from Financing Activities:
  Net Repayments of Lines of Credit                                               (117,900)           (8,500)
  Proceeds from Sale of Long-Term Debt                                             110,000                 -
  Principal Repayments of Long-Term Debt                                           (18,811)          (12,733)
  Dividends on Common Stock                                                              -            (8,650)
  Payments for Issuance of Long-Term Debt                                           (1,629)              (59)
  Additional Investment by Shareholder                                                   -             2,500
                                                                              -------------    --------------

        Net Cash Used in Financing Activities                                      (28,340)          (27,442)
                                                                              -------------    --------------

Net Increase in Cash and Cash Equivalents                                              541               947
Cash and Cash Equivalents at Beginning of Period                                     3,580             3,276
                                                                              -------------    --------------

Cash and Cash Equivalents at End of Period                                         $ 4,121           $ 4,223
                                                                              =============    ==============

The accompanying footnotes are an integral part of the financial statements.

                                     SJG-7

               Notes to Condensed Financial Statements (Unaudited)

Note 1.  Significant Accounting Practices:

         The Entity - The condensed financial statements include the accounts of South Jersey Gas Company (SJG). SJG has no subsidiaries. SJG reclassified some previously reported amounts to conform with current year classifications. In our opinion, the condensed financial statements reflect all adjustments needed to fairly present SJG's financial position and operating results at the dates and for the periods presented. Our business is subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year's operating results. These financial statements should be read in conjunction with SJG's Form 10-K and certified financial statements for the fiscal year ended December 31, 2002.

         South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of SJG.

         Equity Investments - We classify equity investments purchased as long-term investments as Available-for-Sale Securities on our condensed balance sheets and carry them at their estimated fair value with any changes in unrealized gains or losses included in Other Comprehensive Income.

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

         In May 2003, SJG entered into an interest rate swap contract that effectively fixed the interest rate at 2.24% through May 2004 on $20.0 million of SJG's debt outstanding under its bank credit agreements.

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

         We recover certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. When we retire depreciable properties, we charge the original cost thereof, plus cost of removal less salvage, to accumulated depreciation. As of September 30, 2003, we had accrued amounts in excess of actual removal costs incurred totaling $44.4 million which is included in Utility Plant Accumulated Depreciation. The adoption of this statement did not materially affect our financial condition or results of operations.

         In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Management has evaluated the impact of the adoption of FIN 46 and has determined that SJG Capital Trust, which was established for the sole purpose of issuing $35 million of mandatorily redeemable preferred securities, will no longer be consolidated into the financial statements of SJG effective July 1, 2003. As a result, SJG now reports the original equity investment amount in SJG Capital Trust as a separate $1.1 million investment in an affiliate. SJG is also required to report the $36.1 million subordinated debenture to SJG Capital Trust as debt on its balance sheet rather than the $35 million of mandatorily redeemable preferred securities that it had previously reported. Previously reported amounts have been restated to conform with current reporting requirements. The adoption of FIN 46 did not have an impact on SJG's net income or retained earnings for the periods reported.

          In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is effective for certain contracts entered into or modified and for hedging relationships designated after June 30, 2003. The amendments set forth in Statement No. 149 require that certain contracts with comparable characteristics
                                     SJG-9

be accounted for similarly. We have determined that there is no impact on our financial statements from the provisions of this statement.

         In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 requires that certain types of financial instruments be reported as liabilities by their issuers. With the adoption of FIN 46, we expect Statement No. 150 to have no impact on our financial statements.


Note 2.  Regulatory Actions:

         In January 1997, the BPU granted SJG rate relief which was predicated, in part, upon a 9.62% rate of return on rate base, which included an 11.25% return on common equity. Additionally, our threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation increased. Currently, SJG keeps 100% of pre-tax margins up to the threshold level of $7.8 million. The next $750,000 is credited to customers through the Basic Gas Supply Service ("BGSS") clause. Thereafter, SJG keeps 20% of the pre-tax margins as we have historically.

         Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas commodity supplier. As of September 30, 2003, 98,149 of SJG's residential customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of natural gas costs through the BGSS. Other costs of service, including deferred costs, are recovered through base rates.

         In November 2001, SJG filed for a $2.7 million rate increase to recover the cash related to a 3-year net deficiency in the Temperature Adjustment Clause
(TAC). Additionally, in September 2002, SJG filed for an $8.6 million rate increase to recover the cash related to a TAC deficiency resulting from warmer-than-normal weather for the 2001-2002 winter. As a result of the colder-than-normal 2002-2003 winter, the cumulative TAC deficiency decreased to $5.7 million. In August 2003, the BPU approved the recovery of the $5.7 million TAC deficiency, effective September 1, 2003.

         In December 2001, the BPU approved recovery of SJG's October 31, 2001 underrecovered gas cost balance of $48.9 million plus accrued interest since April 1, 2001 at a rate of 5.75%. As of September 30, 2003, the remaining deferred underrecovered balance totaled $20.2 million.

         During 2002, the BPU convened a gas policy group to address Basic Gas Supply Service (BGSS), which is the gas supply service being provided by the natural gas utility. In December 2002, the BPU approved the proposed BGSS price structure. The BGSS approved price structure replaced the Levelized Gas
                                     SJG-10

Adjustment Clause (LGAC) pricing structure. The LGAC was structured to reset gas charges to consumers once per year. The BGSS resets gas prices monthly for larger customers, and for smaller customers permits multiple resets each year, if certain conditions are met. With the implementation of BGSS in March 2003, customers are able to make more informed decisions about choosing an alternate supplier by having a utility pricing structure that more currently reflects market conditions. Further, BGSS provides SJG with more pricing flexibility, through self-implementing rate changes under certain conditions and limitations, resulting in the reduction of over/under-recoveries. LGAC related mechanisms, such as deferred accounting treatment, the sharing of pre-tax margins generated by interruptible and off-system sales and transportation, and the allowance for full recovery of natural gas costs, remain in place under BGSS.

         In August 2002, SJG filed for a Societal Benefits Clause (SBC) rate increase. The SBC recovers costs related to BPU mandated programs and environmental remediation costs that are recovered through SJG's Remediation Adjustment Clause (RAC); energy efficiency and renewable energy program costs that are recovered through SJG's New Jersey Clean Energy Programs; consumer education program costs; and the interim low income program costs. In August 2003, the BPU approved a $6.7 million increase to SJG's SBC, effective September 1, 2003. This approval increases the current annual recovery level of $6.7 million to $13.4 million.

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

         In March 2003, the BPU approved a statewide Universal Service Fund
(USF) program on a permanent basis. In June 2003, the BPU established a statewide program through which funds for the USF and Lifeline Credit and Tenants Assistance (Lifeline) Programs would be collected from customers of all electric and gas utilities in the state. The BPU ordered that utility rates be set to recover a total statewide USF budget of $33 million, and a total Lifeline budget of $72 million. Recovery rates for both programs were implemented on August 1, 2003.

         In July 2003, SJG made its annual BGSS filing, as amended, with the BPU. Due to further price increases in the wholesale market, SJG filed for a $24.0 million increase to its annual gas cost revenues. In August 2003, the BPU approved SJG's proposed $24.0 million price increase on a provisional basis, subject to refund with interest, effective September 1, 2003.

         In August 2003, SJG filed a base rate case with the BPU to increase its base rate in an effort to obtain a certain level of return on its investment of capital. SJG expects the rate case to be concluded some time during 2004. SJG has not sought a base rate increase from the BPU since the implementation of its base rate case approval in January 1997.
                                     SJG-11

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

                                                            Years Remaining
            Regulatory Asset                           As of September 30, 2003
            ________________                           ________________________

   Environmental Remediation Costs:
            Expended - Net                                           7
            Liability for Future Expenditures                 Not Applicable
   Gross Receipts and Franchise Taxes                               3.3
   Income Taxes - Flowthrough Depreciation                          8.0
   Deferred Fuel Costs - Net                                      < 1.3
   Deferred Postretirement Benefit Costs                            9.3


         The majority of the assets reflected under the caption Other Regulatory Assets are currently subject to recovery through SJG's SBC as described in Note 2, Regulatory Actions. As of September 30, 2003, SJG has $7.8 million of deferred costs subject to recovery from ratepayers through its SBC, excluding environmental remediation costs. All other assets reflected within this balance sheet caption are currently subject to filings with the BPU requesting recovery. Management believes that all such deferred costs are probable of recovery from ratepayers through future utility rates.

                  In addition, we had one significant regulatory liability for overcollected taxes totaling $3.9 million and $2.4 million, including interest, as of September 30, 2003 and 2002, respectively. We included these amounts in the caption Other under the heading Deferred Credits and Other Non-Current Liabilities and they are subject to being returned to ratepayers in future rate proceedings.


Note 4.  Retained Earnings:

                  Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on our common stock. As of September 30, 2003, SJG's restrictions do not affect the amount that may be distributed from its retained earnings.
                                     SJG-12

Note 5.  Comprehensive Income:

         The components of comprehensive income (loss) for the three and nine months ended September 30 are as follows (in thousands):

                                                                  Three Months Ended         Nine Months Ended
                                                                      September 30,             September 30,
                                                                  __________________         __________________

                                                                      2003       2002           2003       2002
                                                                      ____       ____           ____       ____

       Net (Loss) Income Applicable to Common Stock               $ (3,804)  $ (3,788)      $ 16,299   $ 12,826

Other Comprehensive (Loss) Income:
       Change in Fair Value of Derivatives - Net *                      (5)         2             37        (83)
       Change in Fair Value of Investments - Net *                      49          -            140          -
                                                                  _________  _________      _________   ________
           Total Other Comprehensive Income (Loss)                      44          2            177        (83)
                                                                  _________  _________      _________   ________

Comprehensive (Loss) Income                                       $ (3,760)  $ (3,786)      $ 16,476   $ 12,743
                                                                  =========  =========      ========   =========

* Determined using a combined statutory tax rate of 40.85%.

Note 6.  Commitments and Contingencies:

                  Construction and Environmental Commitments - Our estimated net cost of construction and environmental remediation programs for 2003 totals $60.6 million. Commitments were made regarding some of these programs.

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

         Since the early 1980s, we accrued environmental remediation costs of $133.3 million, of which $85.1 million has been spent as of September 30, 2003. With the assistance of a consulting firm, we estimate that future costs to clean up our sites will range from $48.2 million to $143.9 million. We recorded the lower end of this range as a liability. It is reflected on the 2003
                                     SJG-13

condensed consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

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

           As of September 30, 2003, we reflected the unamortized remediation costs of $3.1 million on the condensed consolidated balance sheet under the caption Regulatory Assets. Since implementing the RAC in 1992, we have recovered $39.4 million through rates.

Note 7.          Long-Term Debt:

          On July 16, 2003, SJG issued $85.5 million of debt under its Medium Term Note program established in 2002. On September 17, 2003, SJG issued an additional $24.5 million of Medium Term Notes. A remainder of $40.0 million is authorized to be issued under this program through July 31, 2005. The debt issued has maturities of 10, 11, 13, 14 and 30 years, with a weighted average maturity of 17 years at a weighted average interest rate of 4.97%. Proceeds were used to refinance short-term borrowings under commercial bank credit facilities.

Note 8.           Subsequent Events:

         On October 3, 2003, SJG called for the redemption of its $36.1 million subordinated debentures issued to its affiliate, SJG Capital Trust. This redemption was effective November 5, 2003, at which time SJG Capital Trust redeemed all of its $35 million of mandatorily redeemable preferred securities.

         On October 8, 2003, SJG received an equity infusion of $8.0 million from SJI.

         On October 14, 2003, SJG redeemed its 6.95% First Mortgage Bonds in their entirety. The principal amount of the redemption totalled $31.9 million. SJG paid a premium of $1.0 million in conjunction with the early redemption.
                                     SJG-14

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Overview

        South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas in the seven southernmost counties of New Jersey to 299,609 customers at September 30, 2003 compared with 291,733 customers at September 30, 2002. SJG also:

o sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system;

o transports natural gas purchased directly from producers or suppliers for its own sales and for some of its customers; and

o services appliances via the sale of appliance warranty programs, as well as on a time and materials basis.

         Forward-Looking Statements - This report contains certain forward-looking statements concerning projected financial and operating performance, future plans and courses of action and future economic conditions. All statements in this report other than statements of historical fact are forward-looking statements. These forward-looking statements are made based upon management's expectations and beliefs concerning future events impacting the company and involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and actual results could differ materially from those expressed or implied in the forward-looking statements. Also, in making forward-looking statements, we assume no duty to update these statements should expectations change or actual results and events differ from current expectations.

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

         Estimates and Assumptions - As described in the footnotes to our condensed financial statements, management must make estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results could differ from those estimates. Two types of transactions presented in our financial statements require a significant amount of judgment and estimation. These relate to regulatory assets and environmental remediation costs.

         The New Jersey Board of Public Utilities (BPU) has reviewed and approved, through specific orders, most of the items shown as regulatory assets.
                                     SJG-15

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

         Revenue Recognition - SJG bills customers monthly for gas delivered and recognizes those revenues during the month. For SJG retail customers we do not bill at the end of each month; we make an accrual to recognize revenues for gas delivered from the date of the last meter reading to the end of the month. We bill customers at rates approved by the BPU.

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

         New Accounting Pronouncements - Statement No. 143, "Accounting for Asset Retirement Obligations," which was adopted in 2003, establishes accounting and reporting standards for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We have certain easements and right-of-way agreements that qualify as legal obligations under Statement No. 143. However, we intend to maintain such agreements in perpetuity; therefore, no change in our current accounting practices is required at this time.

         SJG recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. When we retire depreciable properties, we charge the original cost thereof, plus cost of removal less salvage, to accumulated depreciation. As of September 30, 2003, SJG had accrued amounts in excess of actual removal costs incurred totaling $44.4 million which is included in Utility Plant Accumulated Depreciation. We do not
                                     SJG-16

expect the adoption of this statement to materially affect SJG's financial condition or results of operations.

         In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Management has evaluated the impact of the adoption of FIN 46 and has determined that SJG Capital Trust, which was established for the sole purpose of issuing $35 million of mandatorily redeemable preferred securities, will no longer be consolidated into the financial statements of SJG effective July 1, 2003. As a result, SJG now reports the investment in SJG Capital Trust as a separate $1.1 million investment in an affiliate, the original equity investment amount in SJG Capital Trust. SJG is also required to report the $36.1 million subordinated debenture to SJG Capital Trust as debt on its balance sheet rather than the $35 million of mandatorily redeemable preferred securities that it had previously reported. Previously reported amounts have been restated to conform with current reporting requirements. The adoption of FIN 46 did not have an impact on SJG's net income or retained earnings for the periods reported.

         In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is effective for certain contracts entered into or modified and for hedging relationships designated after June 30, 2003. The amendments set forth in Statement No. 149 require that certain contracts with comparable characteristics be accounted for similarly. We have determined that there is no impact on our financial statements from the provisions of this statement.

         In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 requires that certain types of financial instruments be reported as liabilities by their issuers. With the adoption of FIN 46, we expect Statement No. 150 to have no impact on our financial statements.

         Mandatorily Redeemable Preferred Securities - SJG's statutory trust affiliate, SJG Capital Trust, currently has $35 million of 8.35% SJG-Guaranteed Mandatorily Redeemable Preferred Securities outstanding. The securities currently trade on the New York Stock Exchange under the symbol SJI.T. In conjunction with the issuance of the Preferred Securities, SJG issued $36.1 million of subordinated debentures to SJG Capital Trust. The $36.1 million subordinated debentures issued to SJG Capital Trust are reflected as liabilities effective July 1, 2003.

         On October 3, 2003, SJG called for redemption of its $36.1 million subordinated debentures issued to its affiliate, SJG Capital Trust. This redemption was effective November 5, 2003, at which time SJG Capital Trust redeemed all of its $35 million of mandatorily redeemable preferred securities.

         Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of 1999. As of September 30, 2003, 98,149
                                     SJG-17

SJG residential customers chose a natural gas commodity supplier other than the utility. This number increased from 79,969 at September 30, 2002 as marketers were able to offer natural gas at prices competitive with those available under regulated utility tariffs. Customers purchasing natural gas from providers other than SJG are charged for gas costs by the marketer, not SJG. The resulting decrease in SJG's revenues is offset by a corresponding decrease in SJG's gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The Board of Public Utilities continues to allow for full recovery of natural gas costs through the Basic Gas Supply Service Clause as well as other costs of service including deferred costs, through tariffs.

         Temperature Adjustment Clause - SJG's Board of Public Utilities approved Temperature Adjustment Clause (TAC) had the following impacts on 2003 and 2002 third quarter and nine months net earnings:

                                                            2003         2002
                                                        ___________   __________
    TAC Adjustment (Decrease) Increase to
      Net Income (in thousands)

        Quarter Ended September 30                      $    (38)     $       -
        Nine Months Ended September 30                  $ (2,415)     $   3,249


         The clause is designed to mitigate the effect of variations in heating season temperatures from historical norms for both SJG and its customers. While the revenue and income impacts of TAC adjustments are recorded as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next TAC year. Each TAC year begins October 1.

Operating Revenues - Revenues increased $6.7 million and $103.0 million in the third quarter and for the nine months ended September 30, 2003, respectively, compared with the prior year periods. These increases were primarily due to three factors. First, weather for the nine months ended September 30, 2003 was 30.8% colder than the respective prior year period. Weather was not a material factor on third quarter revenues. Second, off-system sales revenues increased due to higher prices for natural gas sold in 2003 than in the prior year. Third, SJG's total customers increased from 291,731 as of September 30, 2002 to 299,609 as of September 30, 2003. Partially offsetting the effect of these factors was a 23% increase in the number of residential customers purchasing their gas from a source other than SJG. The decline in customers who purchased their natural gas from SJG directly impacted utility revenues. However, since gas costs are passed on directly to customers without any profit margin added by SJG, the increased customer usage of gas marketers did not impact SJG's profitability.

         As a result of SJG's Temperature Adjustment Clause, revenues from utility ratepayers are closely tied to 20-year normal temperatures calculated under the clause and not actual temperatures. While the clause significantly reduces fluctuations in revenues related to temperature, as a general rule, revenues continue to be positively impacted by colder weather and negatively impacted by warmer weather. During the nine months ended September 30, 2003, weather was 30.8% colder than in 2002 and 9.2% colder than the 20-year TAC average.
                                     SJG-18

         The following is a comparison of operating revenue and throughput for the three and nine month periods ended September 30, 2003 vs. the same periods ended September 30, 2002.

                                                                Three Months Ended         Nine Months Ended
                                                                   September 30,              September 30,
                                                              2003            2002         2003        2002

Operating Revenues (Thousands):
Firm
     Residential                                            $    16,523  $    13,612  $   131,529  $   114,844
     Commercial                                                   5,595        5,560       40,311       34,215
     Industrial                                                     661          535        4,002        3,082
     Cogeneration & Electric Generation                           2,384        4,136        5,675        7,715
     Firm Transportation                                          8,933        7,274       50,135       29,932
         Total Firm Operating Revenues                           34,096       31,117      231,652      189,788

Interruptible                                                       268          207        1,317          753
Interruptible Transportation                                        252          298          747        1,100
Off-System                                                       21,532       18,131      133,247       72,792
Capacity Release & Storage                                        1,559        1,213        4,372        4,043
Other                                                               783          798        2,638        2,478
         Total Operating Revenues                           $    58,490  $    51,764  $   373,973  $   270,954

Throughput (MMcf):
Firm
     Residential                                                    912          891       11,416       10,262
     Commercial                                                     395          478        3,917        3,496
     Industrial                                                      13           17          161          132
     Cogeneration & Electric Generation                             341        1,000          689        1,722
     Firm Transportation                                          5,541        5,138       23,031       17,932
         Total Firm Throughput                                    7,202        7,524       39,214       33,544

Interruptible                                                        38           37          170          140
Interruptible Transportation                                        511          619        1,469        2,259
Off-System                                                        3,945        5,227       19,419       21,470
Capacity Release & Storage                                       12,613       12,640       29,008       29,784
         Total Throughput                                        24,309       26,047       89,280       87,197


          Total gas throughput decreased 6.7% to 24.3 billion cubic feet (Bcf) in the third quarter and increased 2.4% to 89.3 Bcf for the nine months ended September 30, 2003 compared with the respective prior year periods. The higher throughput year-to-date was primarily due to the addition of 7,876 customers and colder temperatures experienced in 2003. The increase in year-to-date firm transportation throughput reflected the increasing number of households purchasing their gas from suppliers other than SJG.
                                     SJG-19

Gas Purchased for Resale - Gas purchased for resale increased $5.7 million and $93.4 million for the third quarter and for the nine months ended September 30, 2003, respectively, compared with the same periods in 2002 due principally to an increase in firm gas sales volume and higher gas costs for off-system sales. Colder weather was the main cause of the increase in firm gas sales volume; however, this was partially offset by the migration of firm gas sales customers to transportation service. SJG's gas cost during the third quarter of 2003 averaged $6.83 per decatherm (dt) compared with $4.59/dt in 2002. During the nine months ended September 30, 2003, gas costs averaged $6.67/dt compared with $4.59/dt in 2002. Unlike gas costs associated with off-system sales, changes in the unit cost of gas sold to utility ratepayers do not directly affect cost of gas sold. We defer fluctuations in gas costs to ratepayers not reflected in current rates in future periods under a BPU-approved Basic Gas Supply Service price structure, formerly known as the Levelized Gas Adjustment Clause. Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its sales customers. We do not anticipate any difficulty renewing or replacing expiring contracts under substantially similar terms and conditions.

Utility Operations - A summary of net changes in utility operations (in thousands):

                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                             2003 vs. 2002       2003 vs. 2002
                                            ___________________________________

    Other Production Expense                $        12          $        44
    Transmission                                      2                   46
    Distribution                                   (224)                  70
    Customer Accounts and Services                  110                  (76)
    Sales                                            19                  104
    Administration and General                      693                1,642
                                            _________________________________
            Total Utility Operations        $       612          $     1,830
                                            =================================

         Distribution expenses decreased in the third quarter of 2003 as labor costs have been directed more toward capital improvement activities as compared to the same period last year. Administrative and General Expenses increased in both the three and nine months ended September 30, 2003 compared with the same periods in 2002 primarily because of increasing healthcare and pension costs, consulting costs related to SJG's implementation of the Sarbanes-Oxley Act of 2002, and costs associated with the establishment of committed bank facilities.

Other Operating Expenses - A summary of principal changes in other operating expenses (in thousands):
                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                        2003 vs. 2002          2003 vs. 2002
                                      ________________________________________

Maintenance                            $      (145)            $      (295)
Depreciation                                   338                     959
Energy and Other Taxes                         (49)                  1,288

                                     SJG-20

         Depreciation was higher due to our increased investment in property, plant and equipment. The increases in Energy and Other Taxes for the nine months ended September 30, 2003 relate primarily to increases in volumes of gas sold and transported as reflected in the table under the caption "Operating Revenues."

Interest Charges - Interest charges decreased in the third quarter and first nine months of 2003 compared with the prior year periods due primarily to reductions in short-term rates on line of credit borrowings and the refunding of higher priced, fixed rate, long-term debt with lower cost, floating rate, short-term debt. These refundings were refinanced in July and September 2003 with long-term debt issuances under our Medium-Term Note program at significantly lower interest rates compared to the previous long-term interest rates (See Note 7 - Long-Term Debt). We have incurred debt primarily to expand and upgrade SJG's gas transmission and distribution system and to support seasonal working capital needs related to gas inventories and customer receivables.

Net Income Applicable to Common Stock - The details affecting the changes in net income and earnings per share are discussed under the appropriate captions above.

Regulatory Matters - In January 1997, the BPU granted SJG a 9.62% rate of return on rate base, which included an 11.25% return on common equity. Additionally, our threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation increased. Currently, SJG keeps 100% of pre-tax margins up to the threshold level of $7.8 million. The next $750,000 is credited to customers through the Basic Gas Supply Service ("BGSS") clause. Thereafter, SJG keeps 20% of the pre-tax margins as we have historically.

         Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas commodity supplier. As of September 30, 2003, 98,149 of SJG's residential customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of natural gas costs through the BGSS. Other costs of service, including deferred costs, are recovered through base rates.

         In November 2001, SJG filed for a $2.7 million rate increase to recover the cash related to a 3-year net deficiency in the Temperature Adjustment Clause
(TAC). Additionally, in September 2002, SJG filed for an $8.6 million rate increase to recover the cash related to a TAC deficiency resulting from warmer-than-normal weather for the 2001-2002 winter. As a result of the colder-than-normal 2002-2003 winter, the cumulative TAC deficiency decreased to $5.7 million. In August 2003, the BPU approved the recovery of the $5.7 million TAC deficiency, effective September 1, 2003.
                                     SJG-21

         In December 2001, the BPU approved recovery of SJG's October 31, 2001 underrecovered balance of $48.9 million plus accrued interest at a rate of 5.75%. As of September 30, 2003, the remaining deferred underrecovered balance totaled $20.2 million.

         During 2002, the BPU convened a gas policy group to address Basic Gas Supply Service (BGSS), which is the gas supply service being provided by the natural gas utility. In December 2002, the BPU approved the proposed BGSS price structure. The BGSS approved price structure replaced the Levelized Gas Adjustment Clause (LGAC) pricing structure. The LGAC was structured to reset gas charges to consumers once per year. The BGSS resets gas prices monthly for larger customers, and for smaller customers permits multiple resets each year, if certain conditions are met. With the implementation of BGSS in March 2003, customers are able to make more informed decisions about choosing an alternate supplier by having a utility pricing structure that more currently reflects market conditions. Further, BGSS provides SJG with more pricing flexibility, through self-implementing rate changes under certain conditions and limitations, resulting in the reduction of over/under-recoveries. LGAC related mechanisms, such as deferred accounting treatment, the sharing of pre-tax margins generated by interruptible and off-system sales and transportation, and the allowance for full recovery of natural gas costs, remain in place under BGSS.

         In August 2002, SJG filed for a Societal Benefits Clause (SBC) rate increase. The SBC recovers costs related to BPU mandated programs and environmental remediation costs that are recovered through SJG's Remediation Adjustment Clause (RAC); energy efficiency and renewable energy program costs that are recovered through SJG's New Jersey Clean Energy Programs; consumer education program costs; and low income program costs. In August 2003, the BPU approved a $6.7 million increase to SJG's SBC, effective September 1, 2003. This approval increases the current annual recovery level of $6.7 million to $13.4 million.

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

         In March 2003, the BPU approved a statewide Universal Service Fund
(USF) program on a permanent basis. In June 2003, the BPU established a statewide program through which funds for the USF and Lifeline Credit and Tenants Assistance (Lifeline) Programs would be collected from customers of all electric and gas utilities in the state. The BPU ordered that utility rates be set to recover a total statewide USF budget of $33 million, and a total Lifeline budget of $72 million. Recovery rates for both programs were implemented on August 1, 2003.

         In July 2003, SJG made its annual BGSS filing, as amended, with the BPU. Due to further price increases in the wholesale market, SJG filed for a
                                     SJG-22

$24.0 million increase to its annual gas cost revenues. In August 2003, the BPU approved SJG's proposed $24.0 million price increase on a provisional basis, subject to refund with interest, effective September 1, 2003.

         In August 2003, SJG filed a base rate case with the BPU to increase its base rate in an effort to obtain a certain level of return on its investment of capital. SJG expects the rate case to be concluded some time during 2004. SJG has not sought a base rate increase from the BPU since the implementation of its base rate case approval in January 1997.

         Filings and petitions described above are still pending unless otherwise indicated.

Liquidity and Capital Resources - Liquidity needs at SJG are driven by factors that include natural gas commodity prices; the impact of weather on customer bills; lags in fully collecting gas costs from customers under the Basic Gas Supply Service charge; the timing of construction and remediation expenditures and related permanent financings; mandated tax payment dates; and both discretionary and required repayments of long-term debt.

         Bank credit available to SJG totaled $176.0 million at September 30, 2003, of which $36.0 million was used. Those bank facilities consist of a $100 million, three-year revolving credit and $76 million of uncommitted bank lines. The revolving credit was established in August 2003 with a syndicate of banks for the purpose of enhancing the liquidity positions of SJG. Based upon the existing credit facilities and a regular dialog with our banks, we believe that there will continue to be sufficient credit available to meet SJG's future liquidity needs.

         SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds, to finance its long-term needs. These needs are primarily capital expenditures for property, plant and equipment. Since 1998, SJG has financed these needs via a Medium Term Note (MTN) program, secured by the First Mortgage Bonds. SJG's registration of a new $150 million MTN program with the Securities and Exchange Commission became effective in December 2002. This program replaces a previous $100 million, 3-year MTN program that was fully used in 2001. In July 2003, SJG issued $85.5 million of long-term debt under the program. In September, SJG issued an additional $24.5 million of MTNs. Consequently, $40.0 million of the MTN program remains available for future debt issuances. Proceeds of the July and September issues were used to refinance short-term debt outstanding under commercial bank lines and for the redemption of certain high-rate First Mortgage Bonds. Current maturities on long-term debt over the next five years are as follows: $8.4 million per year in 2004 through 2007; and $6.1 million in 2008.

           Also, on October 8, 2003, SJG received an $8.0 million contribution of equity capital from SJI.

Capital Expenditures, Commitments and Contingencies

         Capital Expenditures - SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first nine months of 2003 amounted to $34.0 million. We
                                     SJG-23

estimate the total net costs for 2003, 2004 and 2005 at approximately $60.6 million, $73.3 million and $54.2 million, respectively.

         Commitments and Contingencies - SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of September30, 2003 average $44.5 million annually and total $261.0 million over the contracts' lives. Approximately 15% of the financial commitment under these contracts expires during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the BGSS.

Ratio of Earnings to Fixed Charges - The company's ratio of earnings to fixed charges for each of the periods indicated is as follows:

     Twelve Months
         Ended
     September 30,                     Year Ended December 31,
     _____________     _____________________________________________________


         2003          2002       2001        2000       1999      1998
         ____          ____       ____        ____       ____      ____

         2.9x          2.9x       2.6x        2.6x       2.5x      2.2x

         The ratio of earnings to fixed charges represents, on a pre-tax basis, the number of times earnings covers fixed charges. Earnings consist of net income, to which has been added fixed charges and taxes based on income of the company before discontinued operations. Fixed charges consist of interest charges and preferred securities dividend requirements and an interest factor in rentals.
                                     SJG-24

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


Interest Rate Risk

         Our exposure to interest rate risk relates primarily to short-term, variable rate borrowings. Our short-term, variable rate debt outstanding at September 30, 2003 was $36.0 million and averaged $91.4 million for the first nine months of 2003. A hypothetical 100 basis point (1%) increase in interest rates on our average variable rate debt outstanding would result in a $539,000 increase in our interest expense, net of tax, on an annual basis. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the last five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2002 -74 b.p. decrease; 2001 - 383 b.p. decrease; 2000 - 83 b.p. increase; 1999 - 81 b.p. increase; and 1998 - 38 b.p. decrease. For September 2003, our average interest rate on variable rate debt was 1.87%.

         To reduce exposure to an interest rate increase on our variable rate debt, SJG entered into an interest rate swap agreement that became effective in June 2003 which fixed the rate on $20.0 million of variable rate debt through May 2004 at 2.24%. SJG primarily issues long-term debt at fixed rates and, consequently, interest expense is not significantly impacted by changes in market interest rates. SJG prepaid, at par, $3.0 million of 8.6% debenture notes in February 2003. In May 2003, we also redeemed an additional $5.1 million of 10.25% first mortgage bonds prior to scheduled maturity. SJG paid a premium of $110,000 to redeem that issue. In October 2003, SJG redeemed in full its 6.95% first mortgage bonds prior to scheduled maturity. To redeem the $31.9 million of outstanding bonds, we paid a premium of $1.0 million.


                         Item 4. Controls and Procedures

         SJG management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.
                                     SJG-25

                          PART II -- OTHER INFORMATION


                            Item l. Legal Proceedings

         Information required by this Item is incorporated by reference to Part I, Item 1, Note 6, beginning on page 11.

                                Item 6. Exhibits

   (a)   Exhibits

         Exhibit No.                   Description
         ___________                   ___________

         10 Three-year, $100 million revolving credit agreement for South Jersey Gas Company, executed August 21, 2003.

         31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

         31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

         32.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
                                 (b) of Section 1350, Chapter 63 of Title 18,
                                 United States Code).

         32.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
                                 (b) of Section 1350, Chapter 63 of Title 18,
                                 United States Code).


   (b)   Form 8-K

         Dated July 17, 2003     With respect to the sale of $85.5 million of
                                 notes under its $150 million Medium Term Note
                                 Program, including entering into a Distribution
                                 Agreement and a Twenty-Third Supplemental
                                 Indenture in connection with the sale of the Notes.
                                 Item 5, "Other Events"
                                 Item 7, "Financial Statements, Pro Forma
                                 Financial Information and Exhibits"
                                     SJG-26

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SOUTH JERSEY GAS COMPANY
                                  (Registrant)



   Dated:  November 14, 2003       By:  /s/ Charles Biscieglia
                                        ____________________________________
                                        Charles Biscieglia
                                        Chief Executive Officer



   Dated:  November 14, 2003        By:  /s/ David A. Kindlick
                                         ____________________________________
                                         David A. Kindlick
                                         Executive Vice President &
                                           Chief Financial Officer
                                     SJG-27

                                                                Exhibit 10

                   THREE-YEAR REVOLVING CREDIT AGREEMENT

                           Dated as of August 21, 2003

                                      among

                            SOUTH JERSEY GAS COMPANY,

                                   as Borrower

                                       and

                            THE SEVERAL LENDERS FROM
                            TIME TO TIME PARTY HERETO

                                       and

                      WACHOVIA BANK, NATIONAL ASSOCIATION,
                             as Administrative Agent

                                       and

                         CITIZENS BANK OF PENNSYLVANIA,
                            JPMORGAN CHASE BANK, and
                         PNC BANK, NATIONAL ASSOCIATION
                            as Co-Syndication Agents

                                  Arranged by:

                         WACHOVIA CAPITAL MARKETS, LLC,
                       Sole Lead Arranger and Book Manager


                                   Cover Page


                                TABLE OF CONTENTS

                                                                         Page

ARTICLE I DEFINITIONS......................................................1
         SECTION 1.01  Certain Defined Terms...............................1
         SECTION 1.02  Computation of Time Periods........................15
         SECTION 1.03  Accounting Terms...................................15
         SECTION 1.04  Internal References................................15

ARTICLE II LOANS..........................................................17
         SECTION 2.01  Revolving Loans....................................17
         SECTION 2.02  Swingline Loans....................................17
         SECTION 2.03  Procedure for Advances of Loans....................19
         SECTION 2.04  Competitive Bid Loans..............................21
         SECTION 2.05  Fees...............................................23
         SECTION 2.06  Reduction of Commitments...........................24
         SECTION 2.07  Prepayment of Loans................................24
         SECTION 2.08  Increase in Commitment.............................26
         SECTION 2.09  Evidence of Debt; Notes............................27
         SECTION 2.10  Interest Rates.....................................27
         SECTION 2.11  Additional Interest on LIBOR Rate Loans............29
         SECTION 2.12  Interest Rate Determination........................29
         SECTION 2.13  Voluntary Conversion of Loans......................30
         SECTION 2.14  Increased Costs....................................30
         SECTION 2.15  Illegality.........................................31
         SECTION 2.16  Nature of Obligations of Lenders Regarding
                Extensions of Credit; Assumption by the Administrative
                Agent.....................................................32
         SECTION 2.17  Net of Taxes, Etc..................................32

ARTICLE III LETTER OF CREDIT FACILITY.....................................35
         SECTION 3.01  L/C Commitment.....................................35
         SECTION 3.02  Procedure for Issuance of Letters of Credit........35
         SECTION 3.03  Commissions and Other Charges......................36
         SECTION 3.04  L/C Participations.................................36
         SECTION 3.05  Reimbursement Obligation of the Borrower...........37
         SECTION 3.06  Obligations Absolute...............................38

ARTICLE IV CONDITIONS PRECEDENT...........................................39
         SECTION 4.01  Conditions Precedent to the Execution and
                Delivery of this Agreement................................39
         SECTION 4.02  Additional Conditions Precedent....................40
         SECTION 4.03  Reliance on Certificates...........................41

ARTICLE V REPRESENTATIONS AND WARRANTIES..................................42
         SECTION 5.01  Representations and Warranties of the Borrower.....42

                                       i


ARTICLE VI COVENANTS OF THE COMPANY.......................................46
         SECTION 6.01  Affirmative Covenants..............................46
         SECTION 6.02  Negative Covenants.................................47
         SECTION 6.03  Reporting Requirements.............................49
         SECTION 6.04  Financial Covenants................................51

ARTICLE VII EVENTS OF DEFAULT.............................................52
         SECTION 7.01  Events of Default..................................52
         SECTION 7.02  Upon an Event of Default...........................53
         SECTION 7.03  Rights and Remedies Cumulative; Non-Waiver; Etc....54

ARTICLE VIII THE ADMINISTRATIVE AGENT.....................................55
         SECTION 8.01  Appointment........................................55
         SECTION 8.02  Delegation of Duties...............................55
         SECTION 8.03  Exculpatory Provisions.............................55
         SECTION 8.04  Reliance by Administrative Agent...................55
         SECTION 8.05  Notice of Default..................................56
         SECTION 8.06  Non-Reliance on Administrative Agent and
                Other Lenders.............................................56
         SECTION 8.07  Indemnification....................................57
         SECTION 8.08  Administrative Agent in Its Individual Capacity....57
         SECTION 8.09  Successor Administrative Agent.....................57
         SECTION 8.10  Issuing Lender.....................................58
         SECTION 8.11  Notices; Actions Under Loan Documents..............58

ARTICLE IX MISCELLANEOUS..................................................59
         SECTION 9.01  Amendments, Etc....................................59
         SECTION 9.02  Notices, Etc.......................................59
         SECTION 9.03  No Waiver; Remedies................................60
         SECTION 9.04 Set-off.............................................60
         SECTION 9.05  Indemnification....................................61
         SECTION 9.06  Liability of the Lenders...........................62
         SECTION 9.07  Costs, Expenses and Taxes..........................62
         SECTION 9.08  Binding Effect.....................................63
         SECTION 9.09  Assignments and Participation......................63
         SECTION 9.10  Severability.......................................66
         SECTION 9.11  Governing Law......................................66
         SECTION 9.12  Headings...........................................66
         SECTION 9.13  Submission To Jurisdiction; Waivers................67
         SECTION 9.14  Acknowledgments....................................67
         SECTION 9.15  Waivers of Jury Trial..............................67
         SECTION 9.16  Confidentiality....................................67
         SECTION 9.17  Execution in Counterparts..........................69

                                       ii


                                    EXHIBITS

         Exhibit A-1                Form of Revolving Loan Note
         Exhibit A-2                Form of Swingline Note
         Exhibit A-3                Form of Competitive Bid Note
         Exhibit B-1                Form of Competitive Bid Request
         Exhibit B-2                Form of Competitive Bid
         Exhibit C                  Form of Notice of Borrowing
         Exhibit D                  Form of Notice of Swingline Borrowing
         Exhibit E                  Form of Notice of Account Designation
         Exhibit F                  Intentionally Omitted
         Exhibit G                  Form of Notice of Conversion
         Exhibit H                  Form of Opinion of Counsel to the Borrower
         Exhibit I                  Form of Assignment and Acceptance
         Exhibit J                  Form of Compliance Certificate

                                    SCHEDULES

         Schedule I Lenders and Applicable Lending Offices, Commitments and Initial Commitment percentages
         Schedule II                Ownership
         Schedule III               First Mortgage Notes

                                      iii


                      THREE-YEAR REVOLVING CREDIT AGREEMENT

         THREE-YEAR REVOLVING CREDIT AGREEMENT (as it may be amended, supplemented or otherwise modified in accordance with the terms hereof at any time and from time to time, this "Agreement") dated as of August 21, 2003 among SOUTH JERSEY GAS COMPANY, a New Jersey corporation (the "Borrower"), the several banks and other financial institutions from time to time parties to this Agreement (each a "Lender" and collectively, the "Lenders"), WACHOVIA BANK, NATIONAL ASSOCIATION, a national banking association organized and existing under the laws of the United States of America ("Wachovia"), as administrative agent for the Lenders hereunder (in such capacity, together with its successors and permitted assigns in such capacity, the "Administrative Agent").

                             PRELIMINARY STATEMENTS

         WHEREAS, the Borrower has requested that the Lenders make revolving credit loans to the Borrower and issue or participate in letters of credit for the account of the Borrower, for working capital and general corporate purposes of the Borrower and its Subsidiaries in an aggregate principal amount of up to $100,000,000 at any one time outstanding; and

         WHEREAS, the Lenders are willing, on the terms and subject to the conditions set forth in this Agreement, to extend credit under this Agreement as more particularly hereinafter set forth.

         NOW, THEREFORE, in consideration of the mutual agreements, provisions and covenants contained herein, the parties agree as follows:


                                    ARTICLE I
                                   DEFINITIONS

         SECTION 1.01 Certain Defined Terms. As used in this Agreement, the following terms shall have the following meanings (such meanings to be equally applicable to both the singular and plural forms of the terms defined):

         "Administrative Agent" has the meaning assigned to that term in the preamble hereto.

         "Affiliate" means, with respect to any Person, any other Person directly or indirectly controlling (including but not limited to all directors and officers of such Person), controlled by, or under direct or indirect common control with such Person. A Person shall be deemed to control another entity if such Person possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of such entity, whether through the ownership of voting securities, by contract, or otherwise.

         "Agreement" means this Three-Year Revolving Credit Agreement, as it may be amended, supplemented or otherwise modified in accordance with the terms hereof at any time and from time to time.

         "Applicable Law" means all applicable laws, statutes, treaties, rules, codes, ordinances, regulations, permits, certificates, orders, interpretations, licenses, and permits of any Governmental Authority and judgments, decrees, injunctions, writs, orders or like action of any court, arbitrator or other judicial or quasi-judicial tribunal (including, without limitation, those pertaining to health, safety, the environment or otherwise).

         "Applicable Lending Office" means, with respect to any Lender, the office of such Lender specified as such opposite its name on Schedule I hereto or in the Assignment and Acceptance pursuant to which it became a Lender, or such other office of such Lender as such Lender may from time to time specify to the Borrower and the Administrative Agent.

         "Applicable Margin" means, for Loans made to, and Utilization Fees and Letter of Credit Commissions payable by, the Borrower on any date, the rate per annum as set forth below, determined by reference to the Senior Debt Ratings:




                                                                Applicable Base      Applicable      Utilization Fee
    Level             Senior Debt Rating          Facility Fee     Rate Margin      LIBOR Margin
    -----             ------------------          ------------     -----------      ------------     ---------------

      I            Greater than or equal to          0.150%           0.00%             0.475%            0.125%
                           BBB+/Baa1

     II                    BBB/Baa2                  0.175%           0.00%             0.700%            0.125%

     III                   BBB-/Baa3                 0.225%           0.00%             0.900%            0.125%

     IV        Less than BBB-/Baa3 or no rating      0.250%           0.00%             1.000%            0.250%


         Any change in the Applicable Margin will be effective as of the date on which S&P or Moody's, as the case may be, announces the applicable change in the Senior Debt Ratings. The Borrower shall notify the Administrative Agent in writing promptly after becoming aware of any change in the Senior Debt Ratings.

         For purposes of the foregoing, (i) if the Senior Debt Ratings established or deemed to have been established by Moody's and S&P shall fall within different "Levels" and the ratings differential is one level, the higher rating will apply; (ii) if the Senior Debt Ratings established or deemed to have been established by Moody's and S&P shall fall within different "Levels" and the ratings differential is two levels or more, the level one above the lowest of the two ratings will apply; and (iii) if the rating system of Moody's or S&P shall change, or if Moody's or S&P shall cease to be in the business of rating corporate debt obligations, the Borrower, the Administrative Agent and the Lenders shall negotiate in good faith to amend this definition to reflect such changed rating system or the unavailability of ratings from Moody's or S&P, and, pending the effectiveness of any such amendment, the Senior Debt Ratings shall be determined by reference to the Senior Debt Ratings most recently in effect prior to such change or cessation.

         "Applicable Rate" means:

         (a) in the case of each Base Rate Loan, a rate per annum equal at all times to the sum of the Base Rate plus the Applicable Base Rate Margin in effect from time to time;

         (b) in the case of each LIBOR Rate Loan comprising part of the same Loan, a rate per annum during each Interest Period equal at all times to the sum of the LIBOR Rate for such Interest Period plus the Applicable LIBOR Margin in effect from time to time during such Interest Period;

         (c) in the case of each Swingline Loan, a rate per annum equal at all times to the sum of the Base Rate plus the Applicable Base Rate Margin in effect from time to time;

         (d) in the case of each Competitive Bid Loan, a rate per annum as determined in accordance with Section 2.04.

         "Application" means an application, in the form specified by the Issuing Lender from time to time, requesting the Issuing Lender to issue a Letter of Credit.

         "Assignment and Acceptance" means an Assignment and Acceptance executed in accordance with Section 9.09 in the form attached hereto as Exhibit I.

         "Bankruptcy Code" means Title 11 of the United States Code, as now constituted or hereafter amended.

         "Base Rate" means, for any period, a fluctuating interest rate per annum as shall be in effect from time to time, which rate per annum shall at all times be equal to the higher of (i) the rate of interest announced publicly by Administrative Agent in Charlotte, North Carolina, from time to time, as Administrative Agent's Prime Rate; and (ii) 1/2 of one percent per annum above the Federal Funds Rate in effect from time to time.

         "Base Rate Loan" has the meaning assigned to that term in Section 2.10(a) and shall include Revolving Loans bearing interest at the Base Rate.

         "Benefited Lender" has the meaning assigned to that term in Section 9.04(b).

         "Borrower" has the meaning assigned to that term in the preamble hereto.

         "Business Day" means a day of the year on which (i) banks are not required or authorized to close in Charlotte, North Carolina, (ii) the New York Stock Exchange is not closed, and (iii) with respect to any borrowing, payment or rate selection of a LIBOR Rate Loan, banks are not required or authorized to close in Charlotte, North Carolina and on which dealings in Dollars are carried out in the London interbank market.

         "Capital Lease" means any lease which is required to be capitalized on a balance sheet of the lessee in accordance with GAAP, consistently applied.

         "Capital Stock" means, with respect to any Person, any and all shares, interests, rights to purchase, warrants, options, participations or other equivalents of or interests in (however designated) equity of such Person, including any preferred interest, any limited or general partnership interest and any limited liability company membership interest.

         "Change in Control" means (a) the Parent shall cease at any time to own at least 100% of the Capital Stock having voting rights of the Borrower, or (b) the occurrence of either of the following: (i) any entity, person (within the meaning of Section 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) which theretofore was beneficial owner (as defined in Rule 13d-3 under the Exchange Act) of less than 20% of the Parent's then outstanding common stock either (x) acquires shares of common stock of the Parent in a transaction or series of transactions that results in such entity, person or group directly or indirectly owning beneficially 20% or more of the outstanding common stock of the Parent, or (y) acquires, by proxy or otherwise, the right to vote for the election of directors, for any merger, combination or consolidation of the Parent or any of its direct or indirect Subsidiaries, or, for any other matter or question, more than 20% of the then outstanding voting securities of the Parent; or (ii) 20% or more of the directors of the board of directors of the Parent fail to consist of Continuing Directors.

         "Closing Date" means August 21, 2003.

         "Code" means the Internal Revenue Code of 1986, as amended from time to time, and the regulations promulgated and rulings issued thereunder.

         "Commitment" means (i) with respect to the Lenders, the aggregate amount of the Commitments of the Lenders as set forth on Schedule I, and (ii) with respect to a Lender, the amount of the Commitment of such Lender as set forth on Schedule I, as such amounts may be otherwise reduced in accordance with
Section 2.06 or increased pursuant to Section 2.08 or otherwise modified in accordance with Section 9.09. "Commitments" means the total of the Lenders' Commitments.

         "Commitment Percentage" means for each Lender, a fraction (expressed as a decimal) the numerator of which is the Commitment of such Lender at such time and the denominator of which are the Commitments of all of the Lenders at such time. The initial Commitment Percentages are set out on Schedule I.

         "Competitive Bid" means an offer by a Lender to make a Competitive Bid Loan to the Borrower pursuant to the terms of Section 2.04 hereof.

         "Competitive Bid Loan" means a loan made by a Lender to the Borrower in its discretion pursuant to the provisions of Section 2.04 hereof.

         "Competitive Bid Loan Notes" means the promissory notes of the Borrower in favor of each Lender evidencing the Competitive Bid Loans made to the Borrower and substantially in the form of Exhibit A-3, as such promissory notes may be amended, modified, supplemented or replaced from time to time.

         "Competitive Bid Rate" means, as to any Competitive Bid made by a Lender to the Borrower in accordance with the provisions of Section 2.04 hereof, the rate of interest offered by the Lender making the Competitive Bid.

         "Competitive Bid Request" means a request by the Borrower for Competitive Bids in the form of Exhibit B-1.

         "Competitive Bid Request Fee" means $3,500 for each Competitive Bid Request made by the Borrower, payable to the Administrative Agent for its account.

         "Compliance Certificate" means a certificate substantially in the form of Exhibit J.

         "Consolidated" means, when used with reference to any accounting term, the amount described by such accounting term, determined on a consolidated basis in accordance with GAAP, after elimination of intercompany items.

         "Consolidated EBIT" means, with respect to the Borrower and its Consolidated Subsidiaries, for any period, an amount equal to: (i) Consolidated Net Income for such period, plus (ii) amounts deducted in the computation thereof for (a) Consolidated Interest Expense and (b) federal, state and local income taxes.

         "Consolidated Interest Expense" means, with respect to the Borrower and its Consolidated Subsidiaries, for any period, an amount equal to (i) all interest in respect of Indebtedness accrued during such period (whether or not actually paid during such period), plus (ii) the net amount payable (or minus the net amount receivable) under any Hedging Obligation with respect to such Indebtedness accrued during such period (whether or not actually paid or received during such period).

         "Consolidated Net Income" means the net income of the Borrower and its Consolidated Subsidiaries, as determined on a consolidated basis in accordance with GAAP and as adjusted to exclude (i) net after-tax extraordinary or non-recurring gains or losses (whether cash or non-cash gains or losses), (ii) net after-tax gains or losses attributable to any sale of capital assets, (iii) the net income of any Consolidated Subsidiary to the extent that dividends or distributions of such net income are not at the date of determination permitted by the terms of its charter or any agreement, instrument, judgment, decree, order, statute, rule or other regulation and (iv) the cumulative effect of any changes in GAAP.

         "Consolidated Total Capitalization" means the sum of (i) Indebtedness of the Borrower and its Consolidated Subsidiaries, plus (ii) the sum of the Capital Stock (excluding treasury stock and capital stock subscribed for and unissued) and surplus (including earned surplus, capital surplus, translation adjustment and the balance of the current profit and loss account not transferred to surplus) accounts of the Borrower and its Consolidated Subsidiaries appearing on a consolidated balance sheet of the Borrower and its Consolidated Subsidiaries, in each case prepared as of the date of determination in accordance with GAAP consistent with those applied in the preparation of the financial statements referred to in Section 4.01(f), after eliminating all intercompany transactions and all amounts properly attributable to minority interests, if any, in the stock and surplus of Subsidiaries.

         "Continuing Director" means, with respect to any Person as of any date of determination, any member of the board of directors of such Person who (a) was a member of such board of directors on the Closing Date, or (b) was nominated for election or elected to such board of directors with the approval of a majority of the Continuing Directors who were members of such board at the time of such nomination or election.

         "Convert", "Conversion" and "Converted" each refers to a conversion of a Loan of one Type into a Loan of another Type pursuant to Section 2.13 or the selection of a new, or the renewal of the same, Interest Period for a LIBOR Rate Loan pursuant to Section 2.13.

         "Default" means any event or condition that would constitute an Event of Default but for the requirement that notice be given or time elapse or both.

         "Default Rate" means a per annum rate equal to 2% greater than the Base Rate.

         "Disclosure Documents" means the Borrower's Annual Report on Form 10-K for the year ended December 31, 2002, its Quarterly Report on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003, and any Current Report on Form 8-K delivered to the Lenders at least three (3) Business Days prior to the date of this Agreement.

         "Dollar" or "$" means dollars in lawful currency of the United States of America.

         "Eligible Assignee" means, with respect to any assignment of the rights, interest and obligations of a Lender hereunder, a Person that is at the time of such assignment (a) a commercial bank organized or licensed under the laws of the United States or any state thereof, having combined capital and surplus in excess of $500,000,000, (b) a commercial bank organized under the laws of any other country that is a member of the Organization of Economic Cooperation and Development, or a political subdivision of any such country, having combined capital and surplus in excess of $500,000,000, (c) a finance company, insurance company or other financial institution which in the ordinary course of business extends credit of the type extended hereunder and that has total assets in excess of $1,000,000,000, (d) a Lender hereunder (whether as an original party to this Agreement or as the assignee of another Lender), (e) an Affiliate or Subsidiary of a Lender (whether as an original party to this Agreement or as the assignee of another Lender) hereunder that does not otherwise qualify as an Eligible Assignee provided such Lender continues to be obligated under this Agreement, (f) the successor (whether by transfer of assets, merger or otherwise) to all or substantially all of the commercial lending business of the assigning Lender, or (g) any other Person that has been approved in writing as an Eligible Assignee by the Administrative Agent and, if no Default or Event of Default exists and is continuing, by the Borrower.

         "Environmental Laws" means any federal, state or local laws, ordinances or codes, rules, orders, or regulations relating to pollution or protection of the environment, including, without limitation, laws relating to hazardous substances, laws relating to reclamation of land and waterways and laws relating to emissions, discharges, releases or threatened releases of pollutants, contaminants, chemicals, or industrial, toxic or hazardous substances or wastes into the environment (including, without limitation, ambient air, surface water, ground water, land surface or subsurface strata) or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollution, contaminants, chemicals, or industrial, toxic or hazardous substances or wastes.

         "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time.

         "ERISA Affiliate" means any Person which for purposes of Title IV of ERISA is a member of the Borrower's controlled group, or under common control with the Borrower, within the meaning of Section 414 of the Code, and the regulations promulgated and rulings issued thereunder.

         "ERISA Event" means (i) the occurrence of a reportable event, within the meaning of Section 4043 of ERISA, unless the 30-day notice requirement with respect thereto has been waived by the PBGC; (ii) the provision by the administrator of any Plan of a notice of intent to terminate such Plan, pursuant to Section 4041(a)(2) of ERISA (including any such notice with respect to a plan amendment referred to in Section 404l(e) of ERISA); (iii) the cessation of operations at a facility in the circumstances described in Section 4062(e) of ERISA; (iv) the withdrawal by the Borrower or an ERISA Affiliate from a Multiemployer Plan during a plan year for which it was a "substantial employer" as defined in Section 4001(a)(2) of ERISA; (v) the failure by the Borrower or any ERISA Affiliate to make a payment to a Plan required under Section 302 of ERISA, which results in a lien pursuant to Section 302(f) of ERISA; (vi) the adoption of an amendment to a Plan requiring the provision of security to such Plan, pursuant to Section 307 of ERISA; or (vii) the institution by the PBGC of proceedings to terminate a Plan, pursuant to Section 4042 of ERISA, or the occurrence of any event or condition which might reasonably constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, a Plan by the PBGC.

         "Eurocurrency Liabilities" has the meaning specified in Regulation D of the Board of Governors of the Federal Reserve System, as in effect from time to time.

         "Event of Default" has the meaning assigned to that term in Section
7.01.

         "Extension of Credit" means, as to any Lender at any time, an amount equal to the sum of (a) such Lender's Commitment Percentage multiplied by the aggregate principal amount of all Revolving Loans then outstanding, (b) such Lender's Commitment Percentage multiplied by the aggregate principal amount of all Competitive Bid Loans then outstanding, (c) such Lender's Commitment Percentage multiplied by the L/C Obligations then outstanding, and (d) such Lender's Commitment Percentage multiplied by the aggregate principal amount of all Swingline Loans then outstanding.

         "Facility Fee" has the meaning assigned to that term in Section
2.05(a).

         "Federal Funds Rate" means, for any period, a fluctuating interest rate per annum equal for each day during such period to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Lender of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for such day on such transactions received by the Administrative Agent from three Federal funds brokers of recognized standing selected by it.

         "Final Fee Payment Date" means the date all Commitments have been terminated and all Loans have been paid in full.

         "First Mortgage Notes" means those First Mortgage Notes identified on
Schedule III attached hereto, and subsequent First Mortgage Notes issued in accordance with this Agreement.

         "Fronting Fee" has the meaning assigned to that term in Section
3.03(b).

         "GAAP" means generally accepted accounting principles, as recognized by the American Institute of Certified Public Accountants and the Financial Accounting Standards Board, consistently applied and maintained on a consistent basis for the Borrower and its Consolidated Subsidiaries throughout the period indicated and consistent with the prior financial practice of the Borrower and its Consolidated Subsidiaries.

         "Governmental Action" means all authorizations, consents, approvals, waivers, exceptions, variances, orders, licenses, exemptions, publications, filings, notices to and declarations of or with any Governmental Authority, other than routine reporting requirements the failure to comply with which will not affect the validity or enforceability of this Agreement or any other Loan Document or have a material adverse effect on the transactions contemplated by this Agreement or any other Loan Document.

         "Governmental Authority" means any nation or government, any state or other political subdivision thereof and any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

         "Hazardous Materials" means any petrochemical or petroleum products, any flammable materials, explosives, radioactive materials, hazardous materials, hazardous wastes, hazardous or toxic substances, or related or similar materials, asbestos or any material containing asbestos, or any other substance or material as so defined and regulated by any Federal, state or local environmental law, ordinance, rule, or regulation including, without limitation, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (42 U.S.C. Sections 9601, et seq.), the Hazardous Materials Transportation Act, as amended (49 U.S.C. Sections 1801, et seq.), and the Resource Conservation and Recovery Act, as amended (42 U.S.C. Sections 6901, et seq.), and the regulations adopted and publications promulgated pursuant thereto.

         "Hedging Obligations" means, with respect to any Person, the obligations of such Person under any interest rate or currency swap agreement, interest rate or currency future agreement, interest rate collar agreement, swap agreement (as defined in 11 U.S.C. ss. 101), interest rate or currency hedge agreement, and any put, call or other agreement or arrangement designed to protect such Person against fluctuations in interest rates or currency exchange rates.

         "Indebtedness" means, for any Person, all obligations of such Person which in accordance with GAAP should be classified on a balance sheet of such Person as liabilities of such Person, and in any event shall include, without duplication, all (i) indebtedness for borrowed money, (ii) obligations evidenced by bonds, debentures, notes or other similar instruments, (iii) obligations to pay the deferred purchase price of property or services, (iv) obligations as lessee under leases which shall have been or should be, in accordance with GAAP, recorded as capital leases, (v) obligations as lessee under operating leases which have been recorded as off-balance sheet liabilities, (vi) obligations under Hedging Obligations, (vii) reimbursement obligations (contingent or otherwise) in respect of outstanding letters of credit, (viii) indebtedness of the type referred to in clauses (i) through (vi) above secured by (or for which the holder of such indebtedness has an existing right, contingent or otherwise, to be secured by) any lien or encumbrance on, or security interest in, property (including, without limitation, accounts and contract rights) owned by such Person, even though such Person has not assumed or become liable for the payment of such indebtedness, and (ix) obligations under direct or indirect guaranties in respect of, and obligations (contingent or otherwise) to purchase or otherwise acquire, or otherwise to assure a creditor against loss in respect of, indebtedness or obligations of others of the kinds referred to in clauses (i) through (vii) above. Notwithstanding anything to the contrary set forth above, Capital Stock, including Capital Stock having a preferred interest, shall not constitute Indebtedness for purposes of this Agreement.

         "Information" has the meaning assigned to that term in Section 9.16(b).

         "Interest Period" has the meaning assigned to that term in Section 2.10(b).

         "ISP 98" means the International Standby Practices (1998 Revision, effective January 1, 1999), International Chamber of Commerce Publication No. 590.

         "Issuing Lender" means Wachovia, in its capacity as issuer of any Letter of Credit, or any successor thereto.

         "L/C Commitment" means Ten Million and No/100 Dollars ($10,000,000).

         "L/C Facility" means the letter of credit facility established pursuant to Article III.

         "L/C Obligations" means at any time, an amount equal to the sum of (a) the aggregate undrawn and unexpired amount of the then outstanding Letters of Credit and (b) the aggregate amount of drawings under Letters of Credit which have not then been reimbursed pursuant to Section 3.05.

         "L/C Participants" means the collective reference to all the Lenders other than the Issuing Lender.

         "Lenders" has the meaning assigned to that term in the preamble hereto, and, in each case, includes their respective successors and permitted assigns, and, with respect to Swingline Loans, the Swingline Lender.

         "Letters of Credit" has the meaning assigned to that term in Section 3.01(a).

         "LIBOR Lending Office" means, with respect to any Lender, the office of such Lender specified as such opposite its name on Schedule I hereto or in the Assignment and Acceptance pursuant to which it became a Lender (or, if no such office is specified, its Applicable Lending Office), or such other office of such Lender as such Lender may from time to time specify to the Borrower and the Administrative Agent.

         "LIBOR Rate" means with respect to each day during each Interest Period pertaining to a LIBOR Rate Loan or Competitive Bid Loan, the rate (rounded upwards, if necessary, to the next higher 1/100th of 1%)appearing on Page 3750 of the Dow Jones Markets Service (or on any successor or substitute page of such Service, or any successor to or substitute for such Service, providing rate quotations comparable to those currently provided on such page of such Service, as determined by the Administrative Agent from time to time for purposes of providing quotations of interest rates applicable to Dollar deposits in the London interbank market) at approximately 11:00 a.m., London time, two Business Days prior to the commencement of such Interest Period, as the rate for Dollar deposits with a maturity comparable to such Interest Period. In the event that such rate is not available at such time for any reason, then the "LIBOR Rate" with respect to such LIBOR Rate Loan or Competitive Bid Loan for such Interest Period shall be the rate per annum equal to the rate at which the principal London office of the Administrative Agent offers to place Dollar deposits at or about 11:00 a.m., London time, two Business Days prior to the beginning of such Interest Period with first-class banks in the London interbank market for delivery on the first day of such Interest Period for the number of days comprised therein and in an amount comparable to the amount of its LIBOR Rate Loan or Competitive Bid Loan to be outstanding during such Interest Period.

         "LIBOR Rate Loan" has the meaning assigned to that term in Section 2.10(a) and shall include Revolving Loans that bear interest at the LIBOR Rate.

         "LIBOR Rate Reserve Percentage" of any Lender for each Interest Period for each LIBOR Rate Loan and Competitive Bid Loan means the reserve percentage contemplated in Section 2.11 applicable to such Lender during such Interest Period (or if more than one such percentage shall be so applicable, the daily average of such percentages for those days in such Interest Period during which any such percentage shall be so applicable) under Regulation D or other regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including, without limitation, any emergency, supplemental or other marginal reserve requirement) then applicable to such Lender with respect to liabilities or assets consisting of or including Eurocurrency Liabilities having a term equal to such Interest Period.

         "Lien" means, with respect to any asset, any mortgage, lien, pledge, charge, security interest or encumbrance of any kind in respect of such asset. For the purposes of this Agreement, a Person or any of its Subsidiaries shall be deemed to own, subject to a Lien, any asset that it has acquired or holds subject to the interest of a vendor or lessor under any conditional sale agreement, capital lease or other title retention agreement relating to such asset.

         "Loan Documents" means this Agreement, the Notes and any other document evidencing, relating to or securing any Extension of Credit, and any other document or instrument delivered from time to time in connection with this Agreement, the Notes or the Extensions of Credit, as such documents and instruments may be amended or supplemented from time to time.

         "Loans" means the loans made by the Lenders pursuant to this Agreement including Swingline Loans, Revolving Loans and Competitive Bid Loans.

         "Material Adverse Change" means (a) a materially adverse change in the business, assets, liabilities (actual or contingent), operations, condition (financial or otherwise) or prospects of (i) the Borrower or (ii) the Borrower and its Subsidiaries, taken as a whole, (b) any material impairment of the ability of the Borrower to perform any of its Obligations under this Agreement or any other Loan Document or (c) any material impairment of the rights of, or benefits available to, the Administrative Agent, the Issuing Lender, the Swingline Lender or the Lenders under this Agreement or any other Loan Document.

         "Maturity Date" means August 21, 2006.

         "Moody's" means Moody's Investors Service, Inc., or any successor thereto.

         "Multiemployer Plan" means a multiemployer plan, as defined in Section 4001(a)(3) of ERISA, which is subject to Title IV of ERISA and to which the Borrower or any ERISA Affiliate is making or accruing an obligation to make contributions, or has within any of the preceding five plan years made or accrued an obligation to make contributions, such plan being maintained pursuant to one or more collective bargaining agreements.

         "Multiple Employer Plan" means a single employer plan, as defined in
Section 4001(a)(15) of ERISA, which is subject to Title IV of ERISA and which
(i) is maintained for employees of the Borrower or an ERISA Affiliate and at least one Person other than the Borrower and its ERISA Affiliates or (ii) was so maintained and in respect of which the Borrower or an ERISA Affiliate could have liability under Section 4064 or 4069 of ERISA in the event such plan has been or were to be terminated.

         "Note" means the collective reference to the Revolving Loan Notes, Swingline Notes and the Competitive Bid Loan Notes.

         "Notice of Borrowing" has the meaning assigned to that term in
Section 2.03(a)(i)(A)

         "Notice of Conversion" has the meaning assigned to that term in Section 2.13.

          "Notice of Swingline Borrowing" has the meaning assigned to that term in Section 2.03(a)(ii).

          "Obligations" means, in each case, whether now in existence or hereafter arising: (a) the principal of and interest on (including interest accruing after the filing of any bankruptcy or similar petition) the Loans, (b) the L/C Obligations, (c) all payment and other obligations owing by the Borrower to any Lender or the Administrative Agent under any other agreement to which a Lender is a party (or any Affiliate of a Lender) which is related to and permitted under this Agreement or any of the other Loan Documents, and (d) all other fees and commissions (including attorney's fees), charges, indebtedness, loans, liabilities, financial accommodations, obligations, covenants and duties owing by the Borrower to the Lenders, the Issuing Lender, or the Administrative Agent, in each case under or in respect of this Agreement, any Note, any Letter of Credit or any of the other Loan Documents of every kind, nature and description, direct or indirect, absolute or contingent, due or to become due, contractual or tortious, liquidated or unliquidated, and whether or not evidenced by any note, and whether or not for the payment of money under or in respect of this Agreement, any Note, any Letter of Credit or any of the other Loan Documents.

         "Parent" means South Jersey Industries, Inc.

         "Participant" has the meaning assigned to that term in Section 9.09(e).

         "PBGC" means the Pension Benefit Guaranty Corporation or any successor thereto.

         "Permitted Indebtedness" means any of the following:

                  (1) Indebtedness under this Agreement;

                  (2) Indebtedness of the Borrower under the First Mortgage Notes existing as of the Closing Date and as identified on Schedule III attached hereto, and subsequent First Mortgage Notes, so long as before and immediately after the incurrence of such Indebtedness, the Borrower is in compliance with Section 6.04;

                  (3) Any Indebtedness of the Borrower so long as before and immediately after the incurrence of such Indebtedness, the Borrower is in compliance with Section 6.04; and

                  (4) Indebtedness of the Borrower under Hedging Obligations covering a notional amount not to exceed the face amount of outstanding Indebtedness.

         "Permitted Investments" means (1) noncallable, direct general obligations of, or obligations the payment of the principal of and interest on which are unconditionally guaranteed by, the United States of America; (2) bonds, participation certificates or other obligations of Federal National Mortgage Association, Government National Mortgage Association and Federal Home Loan Mortgage Corporation; (3) certificates of deposit, bankers' acceptances or other obligations issued by commercial banks which are fully insured by the Federal Deposit Insurance Corporation or certificates of deposit, bankers' acceptances or other deposit obligations issued by commercial banks whose unsecured obligations are rated in one of the two highest rating categories by Moody's or Standard S&P; (4) obligations issued or guaranteed by a state or political subdivision of a state rated in one of the two highest rating categories by Moody's or S & P; or (5) any other investments permitted under this Agreement and which the Administrative Agent has approved in writing.

         "Permitted Liens" means, with respect to any Person, any of the following:

                  (1) Liens for taxes, assessments or governmental charges not delinquent or being contested in good faith and by appropriate proceedings and for which adequate reserves in accordance with GAAP are maintained on such Person's books;

                  (2) Liens arising out of deposits in connection with workers' compensation, unemployment insurance, old age pensions or other social security or retirement benefits legislation;

                  (3) Deposits or pledges to secure bids, tenders, contracts (other than contracts for the payment of money), leases, statutory obligations, surety and appeal bonds, and other obligations of like nature arising in the ordinary course of such Person's business;

                  (4) Liens imposed by law, such as mechanics', workers', materialmen's, carriers' or other like liens arising in the ordinary course of such Person's business which secure the payment of obligations which are not past due or which are being diligently contested in good faith by appropriate proceedings and for which adequate reserves in accordance with GAAP are maintained on such Person's books;

                  (5) Rights of way, zoning restrictions, easements and similar encumbrances affecting such Person's real property which do not materially interfere with the use of such property;

                  (6) Liens securing Permitted Indebtedness, described in clause (3) of the definition of "Permitted Indebtedness", not in excess of $5,000,000 in the aggregate;

                  (7) Purchase money security interests for the purchase of equipment to be used in the Borrower's business, encumbering only the equipment so purchased, and which secures only the purchase-money Indebtedness incurred to acquire the equipment so purchased, which Indebtedness qualifies as Permitted Indebtedness and which Indebtedness is not in excess of $5,000,000 in the aggregate; and

                  (8) Liens securing Permitted Indebtedness of the type described in clause (2) of "Permitted Indebtedness".

         "Person" means an individual, partnership, corporation (including, without limitation, a business trust), joint stock company, limited liability company, trust, unincorporated association, joint venture or other entity, or a government or any political subdivision or agency thereof.

         "Plan" means a Single Employer Plan or a Multiple Employer Plan.

         "Prime Rate" means a rate per annum equal to the Administrative Agent's index or base rate of interest announced from time to time by the Administrative Agent (which is not necessarily the lowest rate charged to any customer), changing when and as such base rate changes.

         "Rated Entity" means South Jersey Gas Company or any of its Subsidiaries which maintain senior unsecured, non-credit enhanced debt ratings by both Moody's and S&P. If more than one such Person exists, the Rated Entity shall be South Jersey Gas Company or any of its Subsidiaries which maintains the lowest senior unsecured, non-credit enhanced debt rating by either Moody's or S&P.

         "Register" has the meaning assigned to that term in Section 9.09(c).

         "Required Lenders" means Lenders whose aggregate Commitment Percentages aggregate more than 50%.

         "Revolving Loans" means those Base Rate Loans and LIBOR Rate Loans, made pursuant to Section 2.01.

         "Revolving Loan Notes" means the promissory notes of the Borrower in favor of each Lender evidencing the Revolving Loans made to the Borrower and substantially in the form of Exhibit A-1, as such promissory notes may be amended, modified, supplemented or replaced from time to time.

         "S&P" means Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc., or any successor thereto.

         "Senior Debt Ratings" means the ratings assigned to the senior unsecured, non-credit enhanced debt of the Rated Entity by Moody's and S&P, as the case may be.

         "Significant Subsidiary" means, with respect to any Person, a Subsidiary which meets any of the following conditions:

                  (a) such Person's and its other Subsidiaries' investments in and advances to the Subsidiary exceed 10% of the total assets of such Person and its Consolidated Subsidiaries as of the end of the most recently completed fiscal quarter;

                  (b) such Person's and its other Subsidiaries' proportionate share (as determined by ownership interests) of the total assets (after intercompany eliminations) of the Subsidiary exceeds 10% of the total assets of such Person and its Consolidated Subsidiaries as of the end of the most recently completed fiscal quarter; or

                  (c) such Person's and its other Subsidiaries' proportionate share (as determined by ownership interests) in the income from continuing operations before income taxes, extraordinary items and cumulative effect of changes in accounting principles of the Subsidiary exceeds 10% of such income of such Person and its Consolidated Subsidiaries for the most recently completed fiscal quarter.

         "Single Employer Plan" means a single employer plan, as defined in
Section 4001(a)(15) of ERISA, which is subject to Title IV of ERISA and which
(i) is maintained for employees of the Borrower or an ERISA Affiliate and no Person other than the Borrower and its ERISA Affiliates or (ii) was so maintained and in respect of which the Borrower or an ERISA Affiliate could have liability under Section 4069 of ERISA in the event such plan has been or were to be terminated.

         "Solvent" means, with respect to any Person, that such Person (a) has capital sufficient to carry on its business and transactions and all business and transactions in which it is about to engage and is able to pay its debts as they mature, (b) owns property having a value, both at fair valuation and at present fair saleable value, greater than the amount required to pay its probable liabilities (including contingencies), and (c) does not believe that it will incur debts or liabilities beyond its ability to pay such debts or liabilities as they mature.

         "Subsidiary" means, with respect to any Person, any corporation or unincorporated entity of which more than 50% of the outstanding capital stock (or comparable interest) having ordinary voting power (irrespective of whether at the time capital stock (or comparable interest) of any other class or classes of such corporation or entity shall or might have voting power upon the occurrence of any contingency) is at the time directly or indirectly owned by said Person (whether directly or through one of more other Subsidiaries). In the case of an unincorporated entity, a Person shall be deemed to have more than 50% of interests having ordinary voting power only if such Person's vote in respect of such interests comprises more than 50% of the total voting power of all such interests in the unincorporated entity.

         "Swingline Borrowing" means a borrowing hereunder consisting of Swingline Loans made to the Borrower.

         "Swingline Commitment" means Five Million and No/100 Dollars ($5,000,000).

         "Swingline Facility" means the swingline loan facility established pursuant to Section 2.02.

         "Swingline Lender" means Wachovia, in its capacity as swingline lender hereunder, together with its successors and permitted assigns in such capacity.

         "Swingline Loan" means the swingline loans made by the Swingline Lender to the Borrower pursuant to Section 2.02, and all such loans collectively as the context requires.

         "Swingline Note" means the promissory note of the Borrower in favor of the Swingline Lender evidencing the Swingline Loans made to the Borrower and substantially in the form of Exhibit A-2, as such promissory note may be amended, modified, supplemented or replaced from time to time.

         "Taxes" has the meaning assigned to that term in Section 2.17.

         "Termination Date" means the earliest of (a) August 21, 2006, (b) the date of termination by the Borrower of the Commitments in full pursuant to
Section 2.06, or (c) the date of termination of the Commitment pursuant to
Section 7.02(a).

         "Type" means a type of Loan, being either a LIBOR Rate Loan or a Base Rate Loan, as applicable.

         "Utilization Amount" has the meaning assigned to that term in Section 2.05(b).

         "Utilization Fee" has the meaning assigned to that term in Section 2.05(b).

         "Wachovia" has the meaning assigned to that term in the preamble hereto.

         SECTION 1.02 Computation of Time Periods In this Agreement, in the computation of a period of time from a specified date to a later specified date, the word "from" means "from and including" and the words "to" and "until" each means "to but excluding".

         SECTION 1.03 Accounting Terms All accounting terms not specifically defined herein shall be construed in accordance with GAAP, except as otherwise stated herein.

         SECTION 1.04 Internal References The words "herein", "hereof" and "hereunder" and words of similar import, when used in this Agreement, shall refer to this Agreement as a whole and not to any provision of this Agreement, and "Article", "Section", "subsection", "paragraph", "Exhibit", "Schedule" and respective references are to this Agreement unless otherwise specified. References herein or in any Loan Document to any agreement or other document shall, unless otherwise specified herein or therein, be deemed to be references to such agreement or document as it may be amended, modified or supplemented after the date hereof from time to time in accordance with the terms hereof or of such Loan Document, as the case may be.

                               [End of Article I]

                                   ARTICLE II
                                      LOANS

         SECTION 2.01  Revolving Loans

         (a) Subject to the terms and conditions of this Agreement, and in reliance upon the representations and warranties set forth herein, each Lender severally agrees to make its Commitment Percentage of Revolving Loans to the Borrower from time to time from the Closing Date to, but not including, the Termination Date, as requested by the Borrower in accordance with the terms of Sections 2.03(a)(i); provided, that (i) the aggregate principal amount of all outstanding Extensions of Credit (after giving effect to any amount requested and the application of the proceeds thereof) shall not exceed the Commitments of the Lenders; and (ii) the principal amount of outstanding Revolving Loans from any Lender to the Borrower shall not at any time exceed such Lender's Commitment less such Lender's Commitment Percentage multiplied by the sum of the: (A) L/C Obligations then outstanding, (B) aggregate principal amount of all Swingline Loans then outstanding, and (C) aggregate principal amount of all Competitive Bid Loans then outstanding. Each Revolving Loan by a Lender shall be in a principal amount equal to such Lender's Commitment Percentage multiplied by the aggregate principal amount of Revolving Loans requested on such occasion.

         (b) Subject to the terms and conditions hereof, the Borrower may borrow, repay and reborrow Revolving Loans prior to the Termination Date. In addition, the Borrower will repay, by means of a reborrowing hereunder or otherwise, each Base Rate Loan within 365 days of the date on which such Base Rate Loan was made.

         (c) Revolving Loans shall be disbursed in accordance with Section 2.03(d)(i).

         SECTION 2.02  Swingline Loans

         (a) Availability.

             (i) Subject to the terms and conditions of this Agreement, and in reliance upon the representations and warranties set forth herein, the Swingline Lender agrees to make Swingline Loans to the Borrower from time to time from the Closing Date through, but not including, the Termination Date, as requested by the Borrower in accordance with the terms of Section 2.03(a)(ii); provided, that (i) the aggregate principal amount of all outstanding Extensions of Credit (after giving effect to any amount requested and the application of the proceeds thereof) shall not exceed the Commitments of the Lenders; and (ii) the aggregate principal amount of all Swingline Loans then outstanding shall not exceed the Swingline Commitment. Each Lender acknowledges that the aggregate principal amount of all outstanding Swingline Loans made by the Swingline Lender, when taken together with the aggregate principal amount of all outstanding Revolving Loans made by the Swingline Lender, may exceed the Swingline Lender's Commitment. Upon and during the continuance of a Default or an Event of Default, the Borrower shall no longer have the option of requesting Swingline Loans and the Swingline Lender shall not be obligated to make Swingline Loans. No more than one (1) Swingline Loan may be made on the same Business Day.

             (ii) Each Swingline Loan shall be in the aggregate principal amount of $500,000 or any multiple of $100,000 in excess thereof, or such lesser amount as shall be equal to the aggregate amount of the unborrowed Swingline Commitment on such date.

             (iii) Subject to the terms and conditions hereof, the Borrower may borrow, repay and reborrow Swingline Loans prior to the Termination Date.

             (iv) Swingline Loans shall be disbursed in accordance with
Section 2.03(d)(ii).

         (b) Maturity. No Swingline Loan shall remain outstanding more than ten (10) days from the date such Swingline Loan is made.

         (c) Refunding.

             (i) Swingline Loans (including accrued and unpaid interest thereon) shall be reimbursed fully by the Lenders on demand by the Swingline Lender. Such reimbursements shall be made by the Lenders in accordance with their respective Commitment Percentages and shall thereafter be reflected as Revolving Loans of the Lenders on the books and records of the Administrative Agent; provided, that no Lender shall be required to reimburse any Swingline Loan if, after giving effect to such reimbursement, the aggregate principal amount of such Lender's Extensions of Credit outstanding would exceed such Lender's Commitment. Each Lender shall fund its respective Commitment Percentage of Revolving Loans as required to repay Swingline Loans outstanding to the Swingline Lender upon demand by the Swingline Lender but in no event later than 2:00 p.m. (Charlotte, North Carolina time) on the next succeeding Business Day after such demand is made. No Lender's obligation to fund its respective Commitment Percentage of a Swingline Loan shall be affected by any other Lender's failure to fund its Commitment Percentage of a Swingline Loan, nor shall any Lender's Commitment Percentage be increased as a result of any such failure of any other Lender to fund its Commitment Percentage of a Swingline Loan.

             (ii) The Borrower shall pay to the Swingline Lender on demand the amount of such Swingline Loans (including accrued and unpaid interest thereon) to the extent amounts received from the Lenders are not sufficient to repay in full the outstanding Swingline Loans requested or required to be refunded. In addition, the Borrower hereby authorizes the Administrative Agent and the Swingline Lender to charge any account maintained by the Borrower or any Subsidiary of the Borrower with the Swingline Lender (up to the amount available therein) in order to immediately pay the Swingline Lender the amount of such Swingline Loans to the extent amounts received from the Lenders are not sufficient to repay in full the outstanding Swingline Loans requested or required to be refunded. If any portion of any such amount paid to the Swingline Lender shall be recovered by or on behalf of the Borrower from the Swingline Lender in bankruptcy or otherwise, the loss of the amount so recovered shall be ratably shared among all the Lenders in accordance with their respective Commitment Percentages.

             (iii) Each Lender acknowledges and agrees that its obligation to refund Swingline Loans (including accrued and unpaid interest thereon) in accordance with the terms of this Section 2.02(c) is absolute and unconditional and shall not be affected by any circumstance whatsoever, including, without limitation, the existence of a Default or an Event of Default other than a Default or Event of Default that the Swingline Lender had actual knowledge of at the time such Swingline Loan was made. Further, each Lender agrees and acknowledges that if prior to the refunding of any outstanding Swingline Loans pursuant to this Section 2.02(c), one of the events described in Section 7.01(e) shall have occurred, each Lender will, subject to Section 2.02(c)(i), on the next Business Day, purchase an undivided participating interest in the Swingline Loan in an amount equal to its Commitment Percentage multiplied by the aggregate amount of such Swingline Loan. Each Lender will immediately transfer to the Swingline Lender, in immediately available funds, the amount of its participation and upon receipt thereof the Swingline Lender will deliver to such Lender a certificate evidencing such participation dated the date of receipt of such funds and for such amount. Whenever, at any time after the Swingline Lender has received from any Lender such Lender's participating interest in a Swingline Loan, the Swingline Lender receives any payment on account thereof, the Swingline Lender will distribute to such Lender its participating interest in such amount (appropriately adjusted, in the case of interest payments, to reflect the period of time during which such Lender's participating interest was outstanding and funded).

         (d) The Swingline Lender may resign at any time by giving written notice thereof to the Lenders and the Borrower, with any such resignation to become effective only upon the appointment of a successor Swingline Lender pursuant to this Section 2.03(d). Upon any such resignation, the Required Lenders shall have the right to appoint a successor Swingline Lender, which shall be a Lender or an Eligible Assignee acceptable to the Borrower. If no successor Swingline Lender shall have been so appointed by the Required Lenders, and shall have accepted such appointment, within 30 days after the retiring Swingline Lender's giving of notice of resignation, then the retiring Swingline Lender may, on behalf of the Lenders, appoint a successor Swingline Lender, which shall be a Lender or an Eligible Assignee. Upon the acceptance of any appointment as Swingline Lender hereunder by a successor Swingline Lender, such successor Swingline Lender shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Swingline Lender.

         SECTION 2.03  Procedure for Advances of Loans

         (a) Requests for Borrowing.

             (i) Revolving Loans.

                      (A) Base Rate Loans. By no later than 11:00 a.m. (Charlotte, North Carolina time) on the Business Day prior to the date of the Borrower's request for a borrowing of a Base Rate Loan, the Borrower shall submit to the Administrative Agent a written notice in the form attached hereto as Exhibit C (a "Notice of Borrowing") setting forth (A) the amount requested and (B) the desire to have such Loans accrue interest at the Base Rate, and complying in all respects with Section 4.02 hereof. A Notice of Borrowing received after 11:00 a.m. (Charlotte, North Carolina time) shall be deemed received on the next Business Day. The Administrative Agent shall promptly notify the Lenders of each Notice of Borrowing.

                      (B) LIBOR Rate Loans. By no later than 11:00 a.m. (Charlotte, North Carolina time) on the third Business Day prior to the date of the Borrower's request for a borrowing, the Borrower shall submit a Notice of Borrowing of a LIBOR Rate Loan to the Administrative Agent setting forth (A) the amount requested, (B) the desire to have such Loans accrue interest at the LIBOR Rate and (C) the Interest Period applicable thereto and complying in all respects with Section 4.02 hereof. A Notice of Borrowing received after 11:00 a.m. (Charlotte, North Carolina time) shall be deemed received on the next Business Day. The Administrative Agent shall promptly notify the Lenders of each Notice of Borrowing.

             (ii) Swingline Loans. By no later than 1:00 p.m. (Charlotte,
North Carolina time) on the Business Day of the proposed Swingline Loan, the Borrower shall submit to the Administrative Agent a written notice in the form attached hereto as Exhibit D (a "Notice of Swingline Borrowing"), specifying (A) the date of such borrowing, which shall be a Business Day, and (B) the aggregate amount of such borrowing, and complying in all respects with Section 4.02 hereof. A Notice of Swingline Borrowing received after 1:00 p.m. (Charlotte, North Carolina time) shall be deemed received on the next Business Day. The Administrative Agent shall promptly notify the Lenders of each Notice of Swingline Borrowing.

             (iii) Competitive Bid Loans. Competitive Bid Loans shall be requested in the manner provided for in Section 2.04(b).

         (b) Each Notice of Borrowing and Notice of Swingline Borrowing shall be irrevocable and binding on the Borrower. In the case of any Borrowing that the related Notice of Borrowing specifies is to comprise LIBOR Rate Loans, the Borrower shall indemnify the applicable Lender against any loss, cost or expense incurred by such Lender as a result of any failure of the Borrower to fulfill on or before the date specified in such Notice of Borrowing for such Loans, the applicable conditions set forth in Article IV, including, without limitation, any loss (including loss of anticipated profits), cost or expense incurred by reason of the liquidation or redeployment of deposits or other funds acquired by such Lender as part of such Borrowing.

         (c) Each Revolving Loan shall be in an aggregate principal amount of $5,000,000 or any multiple of $1,000,000 in excess thereof (except that any such Revolving Loan may be in the aggregate amount of the unborrowed Commitments on such date).

         (d) Disbursement of Loans.

             (i) Revolving Loans. Not later than 2:00 p.m. (Charlotte,
North Carolina time) on the proposed borrowing date, (i) each Lender will make available to the Administrative Agent, for the account of the Borrower, at the office of the Administrative Agent in funds immediately available to the Administrative Agent, as applicable, such Lender's Commitment Percentage multiplied by the Revolving Loans to be made on such borrowing date. The Borrower hereby irrevocably authorizes the Administrative Agent to disburse the proceeds of each borrowing requested pursuant to this Section 2.03(d)(i) in immediately available funds by crediting or wiring such proceeds to the deposit account of the Borrower identified in the most recent notice substantially in the form of Exhibit E hereto (a "Notice of Account Designation") delivered by the Borrower to the Administrative Agent or such other account as may be designated in writing by the Borrower to the Administrative Agent from time to time. Subject to Section 2.16, the Administrative Agent shall not be obligated to disburse the portion of the proceeds of any Revolving Loan requested pursuant to Sections 2.03(a)(i) and (ii) to the extent that any Lender has not made available to the Administrative Agent its applicable Commitment Percentage of such Revolving Loan. Revolving Loans to be made for the purpose of refunding Swingline Loans shall be made by the Lenders as provided in Section 2.02(c).

             (ii) Swingline Loans. The Swingline Lender shall, before 2:00 p.m. (Charlotte, North Carolina time) on the date of such Swingline Borrowing, make available to the Administrative Agent for the account of the Borrower in same day funds, the proceeds of such Swingline Borrowing. The Borrower hereby irrevocably authorizes the Administrative Agent to disburse the proceeds of each Swingline Borrowing requested pursuant to this Section 2.03(d)(ii) in immediately available funds by crediting or wiring such proceeds to the deposit account of the Borrower identified in the most recent Notice of Account Designation or such other account as may be designated in writing by the Borrower to the Administrative Agent from time to time. The Swingline Loans shall be included in the Commitments of the Lenders, and each Swingline Borrowing will reduce correspondingly the amount of the available Commitment of each Lender on a pro rata basis based on each Lender's Commitment Percentage.

             (iii) Competitive Bid Loans. Competitive Bid Loans shall be disbursed in the manner provided for in Section 2.04(e).

         SECTION 2.04  Competitive Bid Loans

         (a) Competitive Bid Loans. Subject to the terms and conditions set forth herein, the Borrower may, from time to time, during the period from the Closing Date until the date occurring seven days prior to the Termination Date, request and each Lender may, in its sole discretion, agree to make Competitive Bid Loans to the Borrower; provided, that (i) the sum of the aggregate principal amount of the Lenders' Extensions of Credit (including the amount set forth in the Competitive Bid Request) outstanding shall not exceed the Commitments of the Lenders, (ii) the sum of the aggregate principal amount of Competitive Bid Loans outstanding (including the amount set forth in the Competitive Bid Request) to the Borrower shall not exceed 50% of the Commitments of the Lenders, and (iii) if a Lender makes a Competitive Bid Loan, such Lender's obligation to make its Commitment Percentage of any Swingline Loan, L/C Obligation or Revolving Loan shall not be reduced thereby. No Competitive Bid Loan shall be outstanding for a period in excess of 6 months.

         (b) Competitive Bid Requests. The Borrower may solicit Competitive Bids by delivery of a Competitive Bid Request to the Administrative Agent by 10:00 a.m. (Charlotte, North Carolina time), on a Business Day four Business Days prior to the date of a requested Competitive Bid Loan. A Competitive Bid Request must be substantially in the form of Exhibit B-1, shall be accompanied by the Competitive Bid Request Fee and shall specify (I) the date of the requested Competitive Bid Loan (which shall be a Business Day), (II) the amount of the requested Competitive Bid Loan, and (III) the applicable Interest Period or Interest Periods requested. The Administrative Agent shall notify the Lenders of its receipt of a Competitive Bid Request and the contents thereof and invite the Lenders to submit Competitive Bids in response thereto. The Borrower may not request a Competitive Bid Loan more frequently than three times every calendar month.

         (c) Competitive Bid Procedure. Each Lender may, in its sole discretion, make one or more Competitive Bids to the Borrower in response to a Competitive Bid Request in the form of Exhibit B-2. Each Competitive Bid must be received by the Administrative Agent not later than 10:00 a.m. (Charlotte, North Carolina time) three Business Days prior to the date of the requested Competitive Bid Loan; provided, that should the Administrative Agent, in its capacity as a Lender, desire to submit a Competitive Bid it shall notify the Borrower of its Competitive Bid and the terms thereof not later than 15 minutes prior to the time the other Lenders are required to submit their Competitive Bids. A Lender may offer to make all or part of the requested Competitive Bid Loan and may submit multiple Competitive Bids in response to a Competitive Bid Request. Any Competitive Bid must specify (I) the particular Competitive Bid Request as to which the Competitive Bid is submitted, (II) the minimum (which shall be not less than $5,000,000 and integral multiples of $1,000,000 in excess thereof) and maximum principal amounts of the requested Competitive Bid Loan or Loans which the Lender is willing to make and (III) the applicable interest rate or rates and Interest Period or Interest Periods therefor. A Competitive Bid submitted by a Lender in accordance with the provisions hereof shall be irrevocable. The Administrative Agent shall promptly notify the Borrower of all Competitive Bids made and the terms thereof. The Administrative Agent shall send a copy of each of the Competitive Bids to the Borrower and each of the Lenders for their respective records as soon as practicable.

         (d) Acceptance of Competitive Bids. The Borrower may, in its sole discretion, subject only to the provisions of this subsection (d), accept or refuse any Competitive Bid offered to it. To accept a Competitive Bid, the Borrower shall give oral notification of its acceptance of any or all such Competitive Bids (which shall be promptly confirmed in writing) to the Administrative Agent by 12:00 p.m. (Charlotte, North Carolina time) three Business Days prior to the date of the requested Competitive Bid Loan; provided, that (I) the failure by the Borrower to give timely notice of its acceptance of a Competitive Bid shall be deemed to be a refusal thereof, (II) to the extent Competitive Bids are for comparable Interest Periods, the Borrower may accept Competitive Bids only in ascending order of rates, (III) the aggregate amount of Competitive Bids accepted by the Borrower shall not exceed the principal amount specified in the Competitive Bid Request, (IV) if the Borrower shall accept a bid or bids made at a particular Competitive Bid Rate, but the amount of such bid or bids shall cause the total amount of bids to be accepted by the Borrower to be in excess of the amount specified in the Competitive Bid Request, then the Borrower shall accept a portion of such bid or bids in an amount equal to the amount specified in the Competitive Bid Request less the amount of all other Competitive Bids accepted with respect to such Competitive Bid Request, which acceptance in the case of multiple bids at such Competitive Bid Rate, shall be made pro rata in accordance with the amount of each such bid at such Competitive Bid Rate and (V) no bid shall be accepted for a Competitive Bid Loan unless such Competitive Bid Loan is in a minimum principal amount of $5,000,000 and integral multiples of $1,000,000 in excess thereof, except that where a portion of a Competitive Bid is accepted in accordance with the provisions of clause (IV) of this subsection (d), then in a minimum principal amount of $500,000 and integral multiples of $100,000 (but not in any event less than the minimum amount specified in the Competitive Bid), and in calculating the pro rata allocation of acceptances of portions of multiple bids at a particular Competitive Bid Rate pursuant to clause (IV) of this subsection (d), the amounts shall be rounded to integral multiples of $100,000 in a manner which shall be in the discretion of the Borrower. A notice of acceptance of a Competitive Bid given by the Borrower in accordance with the provisions hereof shall be irrevocable. The Administrative Agent shall, not later than 1:00 p.m. (Charlotte, North Carolina time) three Business Days prior to the date of such Competitive Bid Loan, notify each bidding Lender whether or not its Competitive Bid has been accepted (and if so, in what amount and at what Competitive Bid Rate), and each successful bidder will thereupon become bound, subject to the other applicable conditions hereof, to make the Competitive Bid Loan in respect of which its bid has been accepted.

         (e) Funding of Competitive Bid Loans. Each Lender which is to make a Competitive Bid Loan shall, before 2:00 P.M. (Charlotte, North Carolina time) on the date specified in the Competitive Bid Request, make available to the Administrative Agent, by deposit of immediately available funds at the office of the Administrative Agent, for the account of the Borrower in same day funds, the proceeds of such Competitive Bid Loan. The Borrower hereby irrevocably authorizes the Administrative Agent to disburse the proceeds of each Competitive Bid Loan requested pursuant to Section 2.04(b) in immediately available funds by crediting or wiring such proceeds to the deposit account of the Borrower identified in the most recent Notice of Account Designation or such other account as may be designated in writing by the Borrower to the Administrative Agent from time to time.

         (f) Maturity of Competitive Bid Loans. Each Competitive Bid Loan shall mature and be due and payable in full on the last day of the Interest Period, selected in accordance with Section 2.10(b), which date shall not be less than 7 days nor more than the lesser of (i) 6 months duration, and (ii) the number of days remaining until the Termination Date, applicable thereto. Unless the Borrower shall give notice to the Administrative Agent otherwise (or repays such Competitive Bid Loan), or a Default or Event of Default exists and is continuing, the Borrower shall be deemed to have requested Revolving Loans from all of the Lenders (in the amount of the maturing Competitive Bid Loan and accruing interest at the Base Rate), the proceeds of which will be used to repay such Competitive Bid Loan.

         SECTION 2.05  Fees

         (a) The Borrower hereby agrees to pay to the Administrative Agent, for the ratable account of each Lender, a facility fee (the "Facility Fee") equal to such Lender's Commitment multiplied by a rate per annum equal to the "Facility Fee" under the definition of Applicable Margin from the date hereof to the Final Fee Payment Date, payable quarterly in arrears on the last day of each March, June, September and December, commencing September 30, 2003, and on the Final Fee Payment Date.

         (b) The Borrower hereby agrees to pay to the Administrative Agent, for the ratable account of each Lender, a utilization fee (the "Utilization Fee"), if the aggregate amount of the outstanding Lenders' Extensions of Credit is equal to or greater than fifty percent (50%) of the Commitments of the Lenders, calculated daily (the calculation of which is known as the "Utilization

Amount"), which Utilization Fee shall be equal to the aggregate amount of the Utilization Amount multiplied by a rate per annum equal to the "Utilization Fee" under the definition of Applicable Margin from the date hereof to the Final Fee Payment Date, payable quarterly in arrears on the last day of each March, June, September and December, and on the Final Fee Payment Date.

         (c) The Borrower hereby agrees to pay to the Administrative Agent, such other fees as are specified in the fee letter agreement dated July 2, 2003, among South Jersey Industries, Inc., South Jersey Gas Company, Wachovia and Wachovia Capital Markets, LLC.

         SECTION 2.06  Reduction of Commitments

         (a) Voluntary.

             (i) Subject to Section 2.07(b)(i) and (ii), upon at least three Business Days' notice, the Borrower shall have the right to permanently terminate or reduce the aggregate unused amount of the Commitments at any time or from time to time; provided, that (a) each partial reduction shall be in an aggregate amount at least equal to $10,000,000 and in integral multiples of $1,000,000 in excess thereof, and (b) no reduction shall be made which would reduce the Commitment to an amount less than the sum of the then outstanding Extensions of Credit. Any reduction in (or termination of) the Commitments shall be permanent and may not be reinstated.

             (ii) Subject to Section 2.07(b)(iii), upon at least three Business Days' notice, the Borrower shall have the right to permanently terminate or reduce the aggregate unused amount of the Swingline Commitment at any time or from time to time; provided, that (a) each partial reduction shall be in an aggregate amount at least equal to $1,000,000 and in integral multiples of $1,000,000 in excess thereof, and (b) no reduction shall be made which would reduce the Swingline Commitment to an amount less than the sum of the then outstanding Swingline Loans. Any reduction in (or termination of) the Swingline Commitment shall be permanent and may not be reinstated.

         (b) Mandatory

              On the Termination Date, the Commitments shall automatically and permanently be reduced to zero.


         SECTION 2.07  Prepayment of Loans

         (a) Voluntary Prepayments. The Borrower shall have the right to prepay Loans (other than Competitive Bid Loans) made to it in whole or in part from time to time without premium or penalty upon one Business Days' prior written notice to the Administrative Agent; provided, that (i) LIBOR Rate Loans may only be prepaid on three Business Days' prior written notice to the Administrative Agent and any prepayment of LIBOR Rate Loans will be subject to Section 9.07(b),
(ii) each such partial prepayment of Loans (other than Swingline Loans) shall be in the minimum principal amount of $10,000,000, and (iii) each such partial prepayment of Swingline Loans shall be in a minimum principal amount of $500,000 (or such lesser amount that may be outstanding at any such time). Amounts prepaid hereunder shall be applied first to Swingline Loans until paid in full, second to Base Rate Loans until paid in full, and third to LIBOR Rate Loans until paid in full, in direct order of Interest Period maturities, pro rata among all Lenders holding same. The Borrower may not prepay Competitive Bid Loans.

         (b) Mandatory Prepayments.

             (i) If at any time the amount of the Extensions of Credit exceed the Commitments, the Borrower shall immediately make a principal payment to the Administrative Agent for the ratable accounts of the Lenders in an amount necessary together with (i) accrued interest to the date of such prepayment on the principal amount repaid or prepaid and (ii) in the case of prepayments of LIBOR Rate Loans, any amount payable to the Lenders pursuant to Section 9.07(b), so that the Extensions of Credit do not exceed the Commitments. Any payments made under this Section 2.08(b)(i) shall be applied first to Swingline Loans until paid in full, second to Base Rate Loans until paid in full, third to LIBOR Rate Loans in direct order of Interest Period maturities until paid in full and fourth to Competitive Bid Loans, pro rata among all Lenders holding same.

             (ii) On each date on which the Commitment is decreased pursuant to
Section 2.06, the Borrower shall pay or prepay to the Administrative Agent for the ratable accounts of the Lenders such principal amount of the outstanding Loans as shall be necessary, together with (i) accrued interest to the date of such prepayment on the principal amount repaid or prepaid and (ii) in the case of prepayments of LIBOR Rate Loans, any amount payable to the Lenders pursuant to Section 9.07(b), so that the aggregate amount of the Lenders' Extensions of Credit does not exceed the Commitments. Any payments made under this Section 2.07(b)(ii) shall be applied first to Swingline Loans until paid in full, second to Base Rate Loans until paid in full, third to LIBOR Rate Loans in direct order of Interest Period maturities until paid in full and fourth to Competitive Bid Loans, pro rata among all Lenders holding same.

             (iii) On each date on which the Swingline Commitment is reduced pursuant to Section 2.06(b), the Borrower shall pay or prepay to the Administrative Agent for the ratable accounts of the Lenders or prepay such principal amount outstanding of Swingline Loans, together with accrued interest to the date of such prepayment on the principal amount repaid or prepaid, if any, as may be necessary so that after such payment the aggregate unpaid principal amount of Swingline Loans does not exceed the amount of the Swingline Commitment as then reduced.

             (iv) On the Termination Date, the Borrower shall pay to the Administrative Agent for the ratable accounts of the Lenders, the principal amount of all Loans then outstanding, together with (i) accrued interest to the date of such payment on the principal amount repaid and (ii) in the case of prepayments of LIBOR Rate Loans, any amount payable to the Lenders pursuant to
Section 9.07(b).

         SECTION 2.08 Increase in Commitment

         (a) The Borrower may increase the aggregate amount of the Commitments by an amount not greater than $40,000,000 (any such increase, a "Commitment Increase") by designating either one or more of the existing Lenders (each of which, in its sole discretion, may determine whether and to what degree to participate in such Commitment Increase) or one or more Eligible Assignees reasonably acceptable to the Administrative Agent that at the time agree, in the case of any existing Lender to increase its Commitment (an "Increasing Lender") and, in the case of any other Eligible Assignee (an "Additional Lender"), to become a party to this Agreement. The sum of the increases in the Commitments of the Increasing Lenders pursuant to this Section 2.08 plus the Commitments of the Additional Lenders upon giving effect to the Commitment Increase shall not in the aggregate exceed the amount of the Commitment Increase or be less than $10,000,000 in the aggregate and integral multiples of $10,000,000 in excess thereof. The Borrower shall provide prompt notice of any proposed Commitment Increase pursuant to this Section 2.08 the Administrative Agent, which shall promptly provide a copy of such notice to the Lenders.

         (b) Any Commitment Increase shall become effective upon (A) the receipt by the Administrative Agent of (i) an agreement in form and substance satisfactory to the Administrative Agent signed by the Borrower, each Increasing Lender and each Additional Lender, setting forth the new commitments and Commitment Percentage of each such Lender and setting forth the agreement of each Additional Lender to become a party to this Agreement and to be bound by all the terms and provisions hereof binding upon each Lender, and (ii) such evidence of appropriate corporate authorization on the part of the Borrower with respect to the Commitment Increase and such opinions of counsel for the Borrower with respect to the Commitment Increase as the Administrative Agent may reasonably request, (B) the funding by each Increasing Lender and Additional Lender of the Loan(s) to be made by each such Lender described in paragraph (c) below, (C) receipt by the Administrative Agent of the reasonable fees and expenses of the Administrative Agent and Lenders associated with such Commitment Increase, and (D) receipt by the Administrative Agent of a certificate (the statements contained in which shall be true) of a duly authorized officer of the Borrower stating that both before and after giving effect to such Commitment Increase (i) no Default or Event of Default has occurred and is continuing, and
(ii) all representations and warranties made by the Borrower in this Agreement are true and correct in all material respects as of the date of the Commitment Increase.

         (c) If any Loans are outstanding upon the effective date of any Commitment Increase, each Increasing Lender and each Additional Lender shall provide funds to the Administrative Agent in the manner described in Section 2.03(d) in an amount equal to the product of (x) the aggregate outstanding principal amount of such Loans (other than Competitive Bid Loans and Swingline Loans), expressed as a percentage of the aggregate Commitments (calculated, in each case, immediately after such Commitment Increase) and (y) in the case of an

Increasing Lender, such Increasing Lender's Commitment Increase and, in the case of an Additional Lender, such Additional Lender's Commitment. The funds so provided by any such Lender shall be deemed to be a Loan or Loans made by such Lender on the date of such Commitment Increase, with such Loan(s) being in (A) in an amount equal to the product of (x) the aggregate outstanding principal amount of each Loan (other than Competitive Bid Loans and Swingline Loans) expressed as a percentage of the aggregate Commitments (calculated, in each case, immediately prior to such Commitment Increase) and (y) in the case of an Increasing Lender, such Increasing Lender's Commitment Increase and, in the case of an Additional Lender, such Additional Lender's Commitment and (B) of the same Type(s) and having the same Interest Periods(s) as each Loan described in the preceding clause (A), such that after giving effect to such Commitment Increase and the Loan made on the date of such Commitment Increase, each Loan outstanding hereunder shall consist of Loans made ratably by all of the Lenders (after giving effect to such Commitment Increase). The Borrower shall pay to the Administrative Agent any amounts payable pursuant to Section 9.07(b) in connection with such Commitment Increase.

         (d) Notwithstanding any provision contained herein to the contrary, from and after the date of any Commitment Increase and the making of any Loans on such date pursuant to paragraph (c) above, all calculations and payments of Facility Fees, Utilization Fees and of interest on the Loans comprising any Loan shall take into account the actual Commitment of each Lender (including the Additional Lender) and the principal amount outstanding of each Loan made by each such Lender during the relevant period of time.

         SECTION 2.09  Evidence of Debt; Notes

         (a) Evidence of Debt. The date, amount, type, interest rate and duration of Interest Period (if applicable) of each Loan made by each Lender to the Borrower, and each payment made on account of the principal thereof, shall be recorded by such Lender on its books; provided, that the failure of such Lender to make any such recordation or endorsement shall not affect the obligations of the Borrower to make a payment when due of any amount owing hereunder or under any Note with respect of the Loans to be evidenced by such Note, and each such recordation or endorsement shall be conclusive and binding absent manifest error. In any legal action or proceeding in respect of this Agreement, the entries made in such account or accounts shall, in the absence of manifest error, be conclusive evidence of the existence and amounts of the Obligations of the Borrower therein recorded.

         (b) Revolving Loan Notes. The Revolving Loans made by the Lenders to the Borrower shall be evidenced, upon request by any Lender, by the Revolving Loan Notes in a principal amount equal to the amount of such Lender's Commitment Percentage multiplied by the Commitment as originally in effect.

         (c) Swingline Note. The Swingline Loans made by the Swingline Lender to the Borrower shall be evidenced, upon request by the Swingline Lender, by a Swingline Note in a principal amount equal to the Swingline Commitment.

         (d) Competitive Bid Loan Notes. The Competitive Bid Loans made by the Lenders to the Borrower shall be evidenced, upon request by the Lender or Lenders making such Competitive Bid Loan, by a Competitive Bid Loan Notes in a principal amount equal to the Competitive Bid Loan advanced under such Competitive Bid Request.

         SECTION 2.10  Interest Rates

         (a) Interest Rate Options. Subject to the provisions of this Section 2.10, at the election of the Borrower, the aggregate unpaid principal balance of each Loan shall bear interest at the Applicable Rate; provided, that the LIBOR Rate shall not be available until three (3) Business Days after the Closing Date. Each Revolving Loan or portion thereof bearing interest based on the Base Rate shall be a "Base Rate Loan", and each Loan or portion thereof bearing interest based on the LIBOR Rate, and, solely for purposes of this Section 2.10, Competitive Bid Loans, shall be a "LIBOR Rate Loan." Any Loan or any portion thereof as to which the Borrower has not duly specified an interest rate as provided herein shall be deemed a Base Rate Loan. The Swingline Loan shall bear interest based on the Base Rate.

         (b) Interest Periods. In connection with each LIBOR Rate Loan, the Borrower, by giving notice at the times described in Section 2.03(a)(i)(B), shall elect an interest period (each, an "Interest Period") to be applicable to such LIBOR Rate Loan, which Interest Period shall be a period of one (1), two
(2), three (3), or six (6) months; provided, that:

             (i) the Interest Period shall commence on the date of advance of or conversion to any LIBOR Rate Loan and, in the case of immediately successive Interest Periods, each successive Interest Period shall commence on the date on which the next preceding Interest Period expires;

             (ii) the Borrower may not select any Interest Period that ends after the Maturity Date;

             (iii) Interest Periods commencing on the same date for LIBOR Rate Loans comprising part of the same Loan shall be of the same duration;

             (iv) whenever the last day of any Interest Period would otherwise occur on a day other than a Business Day, the last day of such Interest Period shall be extended to occur on the next succeeding Business Day; provided, that if such extension would cause the last day of such Interest Period to occur in the next following calendar month, the last day of such Interest Period shall occur on the next preceding Business Day;

             (v) with respect to LIBOR Rate Loans, if any Interest Period begins on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period, such Interest Period shall end on the last Business Day of such calendar month; and

             (vi) no more than eight (8) Interest Periods may be in effect at any time.

         (c) Default Rate. Subject to Section 7.02, upon the occurrence and during the continuance of an Event of Default, (i) the Borrower shall no longer have the option to request LIBOR Rate Loans, (ii) all outstanding LIBOR Rate Loans shall bear interest at a rate per annum equal to the Default Rate, (iii) all outstanding Base Rate Loans and Swingline Loans shall bear interest at a rate per annum equal to the Default Rate, and (iv) all outstanding Competitive Bid Loans shall bear interest at a rate per annum equal to the Default Rate. Interest shall continue to accrue on the Notes after the filing by or against the Borrower of any petition seeking any relief in bankruptcy or under any act or law pertaining to insolvency or debtor relief, whether state, federal or foreign.

         (d) Interest Payment and Computation. (A) Interest on each Base Rate Loan and Swingline Loan shall be payable in arrears on the last Business Day of each calendar quarter commencing September 30, 2003; and (B) interest on each LIBOR Rate Loan shall be payable on the last day of each Interest Period applicable thereto, and if such Interest Period extends over three (3) months, at the end of each three (3) month interval during such Interest Period. All interest rates, fees and commissions provided hereunder shall be computed on the basis of a 360-day year and assessed for the actual number of days elapsed; provided, that interest on each Base Rate Loan and Swingline Loan that is based on the Prime Rate shall be computed on the basis of a 365-day or 366-day year, as applicable, and assessed for the actual number of days elapsed.

         (e) Payments. The Borrower shall make each payment hereunder not later than 12:00 noon (Charlotte, North Carolina time) on the day when due in lawful money of the United States of America to the Administrative Agent at its address referred to in Section 9.02 in same day funds.

         (f) Maximum Rate. In no contingency or event whatsoever shall the aggregate amount of all amounts deemed interest hereunder or under any of the Notes charged or collected pursuant to the terms of this Agreement or pursuant to any of the Notes exceed the highest rate permissible under any Applicable Law which a court of competent jurisdiction shall, in a final determination, deem applicable hereto. In the event that such a court determines that the Lenders have charged or received interest hereunder in excess of the highest applicable rate, the rate in effect hereunder shall automatically be reduced to the maximum rate permitted by Applicable Law and the Lenders shall at the Administrative Agent's option promptly refund to the Borrower any interest received by Lenders in excess of the maximum lawful rate or shall apply such excess to the principal balance of the Obligations. It is the intent hereof that the Borrower not pay or contract to pay, and that neither the Administrative Agent nor any Lender receive or contract to receive, directly or indirectly in any manner whatsoever, interest in excess of that which may be paid by the Borrower under Applicable Law.

         SECTION 2.11 Additional Interest on LIBOR Rate Loans

         The Borrower shall pay to each Lender, so long as such Lender shall be required under regulations of the Board of Governors of the Federal Reserve System to maintain reserves with respect to liabilities or assets consisting of or including Eurocurrency Liabilities and which are not required on the date of this Agreement, additional interest on the unpaid principal amount of each LIBOR Rate Loan and Competitive Bid Loan of such Lender, from the date of such LIBOR Rate Loan and Competitive Bid Loan until such principal amount is paid in full, at an interest rate per annum equal at all times to the remainder obtained by subtracting (i) the LIBOR Rate for the Interest Period for such LIBOR Rate Loan or Competitive Bid Loan, from (ii) the rate obtained by dividing such LIBOR Rate by a percentage equal to 100% minus the LIBOR Rate Reserve Percentage of such Lender for such Interest Period, payable on each date on which interest is payable on such LIBOR Rate Loan or Competitive Bid Loan. Such additional interest shall be determined by such Lender and notified to the Borrower through the Administrative Agent.

         SECTION 2.12  Interest Rate Determination

         (a) The Administrative Agent shall give prompt notice to the Borrower and the Lenders of the applicable interest rate determined by the Administrative Agent for purposes of Section 2.10.

         (b) If, with respect to any LIBOR Rate Loans and Competitive Bid Loan,
(i) the Required Lenders notify the Administrative Agent that the LIBOR Rate for any Interest Period for such LIBOR Rate Loans or Competitive Bid Loan will not adequately reflect the cost to such Required Lenders of making, funding or maintaining their respective LIBOR Rate Loans or Competitive Bid Loan for such Interest Period or (ii) the Required Lenders notify the Administrative Agent or the Administrative Agent determines that adequate and fair means do not exist for ascertaining the applicable interest rate on the basis provided for in the definition of LIBOR Rate, the Administrative Agent shall forthwith so notify the Borrower and the Lenders, whereupon:

             (i) each LIBOR Rate Loan or Competitive Bid Loan will automatically, on the last day of the then existing Interest Period therefor, Convert into a Base Rate Loan, and

             (ii) the obligation of the Lenders to make, or to Convert Base Rate Loans into, LIBOR Rate Loans shall be suspended until the Administrative Agent (based on notice from the Required Lenders) shall notify the Borrower and the Lenders that the circumstances causing such suspension no longer exist.

         (c) If the Borrower shall fail to (i) select the duration of any Interest Period for any LIBOR Rate Loans in accordance with the provisions of
Section 2.10(b), (ii) provide a Notice of Conversion with respect to any LIBOR Rate Loans on or prior to 11:00 a.m., Charlotte, North Carolina time, on the third Business Day prior to the last day of the Interest Period applicable thereto, in the case of a Conversion to or in respect of LIBOR Rate Loans or
(iii) satisfy the conditions set forth in Section 2.13 with respect to a Conversion, the Administrative Agent will forthwith so notify the Borrower and the Lenders and such LIBOR Rate Loans will automatically, on the last day of the then existing Interest Period therefor, Convert into Base Rate Loans.

         SECTION 2.13 Voluntary Conversion of Loans

         The Borrower may on any Business Day, by delivering an irrevocable Notice of Conversion (a "Notice of Conversion") in the form of Exhibit G hereto to the Administrative Agent not later than 11:00 a.m., Charlotte, North Carolina time, on the third Business Day prior to the date of the proposed Conversion, and subject to the provisions of Sections 2.10, 2.15 and 4.03, Convert all Loans of one Type made simultaneously into Loans of the other Type; provided, that any Conversion of any LIBOR Rate Loans into Base Rate Loans shall be made on, and only on, the last day of an Interest Period for such LIBOR Rate Loans.

         SECTION 2.14  Increased Costs

         (a) If, due to either (i) the introduction of or any change (other than any change by way of imposition or increase of reserve requirements, in the case of LIBOR Rate Loans or Competitive Bid Loans, included in the LIBOR Rate Reserve

Percentage) in or in the interpretation of any law or regulation or (ii) the compliance with any guideline or request from any central bank or other governmental authority (whether or not having the force of law), in any case, promulgated, implemented or occurring on or after the date hereof, there shall be any increase in the cost to any Lender of agreeing to make or making, funding or maintaining LIBOR Rate Loans or Competitive Bid Loans, then the Borrower shall from time to time, upon demand by such Lender (with a copy of such demand to the Administrative Agent), pay to such Lender additional amounts sufficient to compensate such Lender for such increased cost. Each Lender agrees to notify the Borrower of any such increased costs as soon as reasonably practicable after determining that such increased cost is applicable to LIBOR Rate Loans or Competitive Bid Loans hereunder. A certificate as to the amount of such increased cost, submitted to the Borrower and the Administrative Agent by such Lender, shall be conclusive and binding for all purposes, absent manifest error.

         (b) If any Lender determines that compliance with any law or regulation or any guideline or request from any central bank or other governmental authority (whether or not having the force of law), in any case promulgated, implemented or occurring on or after the date hereof, affects or would affect the amount of capital required or expected to be maintained by any such Lender or any corporation controlling any such Lender and that the amount of such capital is increased by or based upon the existence of such Lender's Commitment hereunder and other Commitments of this Type, then, upon demand by any such Lender, as the case may be (with a copy of such demand to the Administrative Agent), the Borrower shall immediately pay to such Lender, as the case may be, from time to time as specified by such Lender, additional amounts sufficient to compensate such Lender, or such corporation in the light of such circumstances, for any difference in the rate of return of any such Lender to the extent that such Lender, as the case may be, reasonably determines such increase in capital to be allocable to the existence of such Lender's Commitment hereunder, as the case may be. Each Lender agrees to notify the Borrower of any such additional amount as soon as reasonably practicable after the any Lender makes such determination. A certificate as to such amounts submitted to the Borrower and the Administrative Agent by such Lender shall be conclusive and binding for all purposes, absent manifest error.

         SECTION 2.15 Illegality

         Notwithstanding any other provision of this Agreement, if any Lender shall notify the Administrative Agent that the introduction of or any change in or in the interpretation of any law or regulation makes it unlawful, or any central bank or other governmental authority asserts that it is unlawful, for any Lender or its LIBOR Lending Office to perform its obligations hereunder to make LIBOR Rate Loans or Competitive Bid Loans, or to fund or maintain LIBOR Rate Loans or Competitive Bid Loans hereunder, (i) the obligation of the Lenders to make Competitive Bid Loans, (ii) the obligation of the Lenders to make, or to Convert Base Rate Loans into, LIBOR Rate Loans shall be suspended until the Administrative Agent (based on notice from the affected Lender) shall notify the Borrower and the Lenders that the circumstances causing such suspension no longer exist, and (iii) the Borrower shall pay (x) on the last day of the applicable Interest Period, or (y) if the failure to prepay immediately would cause any Lender to be in violation of such law or regulation, immediately, in full all LIBOR Rate Loans and Competitive Bid Loans of all Lenders then outstanding, together with interest accrued thereon and amounts payable pursuant to Section 9.07(b), unless, in either case, the Borrower, within five Business Days of notice from the Administrative Agent (or such shorter, maximum period of time, specified by the Administrative Agent, as may be legally allowable), Converts all LIBOR Rate Loans or Competitive Bid Loans of all Lenders then outstanding into Base Rate Loans in accordance with Section 2.13.

         SECTION 2.16 Nature of Obligations of Lenders Regarding Extensions of Credit; Assumption by the Administrative Agent

         The obligations of the Lenders under this Agreement to make the Loans and issue or participate in Letters of Credit are several and are not joint or joint and several. Unless the Administrative Agent shall have received notice from a Lender prior to a proposed borrowing date that such Lender will not make available to the Administrative Agent such Lender's ratable portion of the amount to be borrowed on such date (which notice shall not release such Lender of its obligations hereunder), the Administrative Agent may assume that such Lender has made such portion available to the Administrative Agent on the proposed borrowing date in accordance with this Agreement and the Administrative Agent may, in reliance upon such assumption, make available to the Borrower on such date a corresponding amount. If such amount is made available to the Administrative Agent on a date after such borrowing date, such Lender shall pay to the Administrative Agent on demand an amount, until paid, equal to the product of (a) the amount not made available by such Lender in accordance with the terms hereof, times (b) the daily average Federal Funds Rate (or, if such amount is not made available for a period of three (3) Business Days after the borrowing date, the Base Rate) during such period as determined by the Administrative Agent, times (c) a fraction the numerator of which is the number of days that elapse from and including such borrowing date to the date on which such amount not made available by such Lender in accordance with the terms hereof shall have become immediately available to the Administrative Agent and the denominator of which is 360. A certificate of the Administrative Agent with respect to any amounts owing under this Section 2.16 shall be conclusive, absent manifest error. If such Lender's Commitment Percentage of such borrowing is not made available to the Administrative Agent by such Lender within three (3) Business Days of such borrowing date, the Administrative Agent shall be entitled to recover such amount made available by the Administrative Agent with interest thereon at the rate per annum applicable to the Loan hereunder, on demand, from the Borrower. The failure of any Lender to make available its Commitment Percentage of any Loan requested by the Borrower shall not relieve it or any other Lender of its obligation, if any, hereunder to make its Commitment Percentage of such Loan available on such borrowing date, but no Lender shall be responsible for the failure of any other Lender to make its Commitment Percentage of such Loan available on the borrowing date.

         SECTION 2.17  Net of Taxes, Etc.

         (a) All payments made by the Borrower under this Agreement shall be made free and clear of, and without deduction or withholding for or on account of, any present or future income, stamp or other taxes, levies, imposts, duties, charges, fees, deductions or withholdings, now or hereafter imposed, levied, collected, withheld or assessed by any Governmental Authority, excluding, in the case of the Administrative Agent and each Lender, taxes imposed on its overall net income, and franchise taxes imposed on it by the jurisdiction under the laws of which the Administrative Agent or such Lender (as the case may be) is organized or any political subdivision thereof and, in the case of each Lender, taxes imposed on its overall net income, and franchise taxes imposed on it by the jurisdiction of such Lender's Applicable Lending Office or any political subdivision thereof (all such non-excluded taxes, levies, imposts, deductions, charges, withholdings and liabilities being hereinafter referred to as "Taxes"). If any Taxes are required to be withheld from any amounts payable to the Administrative Agent or any Lender hereunder, the amounts so payable to the Administrative Agent or such Lender shall be increased to the extent necessary to yield to the Administrative Agent or such Lender (after payment of all Taxes) interest or any such other amounts payable hereunder at the rates or in the amounts specified in this Agreement. Whenever any Taxes are payable by the Borrower, as promptly as possible thereafter the Borrower shall send to the Administrative Agent for its own account or for the account of such Lender, a certified copy of an original official receipt received by the Borrower showing payment thereof. If the Borrower fails to pay any Taxes when due to the appropriate taxing authority or fails to remit to the Administrative Agent the required receipts or other required documentary evidence, the Borrower shall indemnify the Administrative Agent and the Lenders for any incremental taxes, interest or penalties that may become payable by the Administrative Agent or any Lender as a result of any such failure. The agreements in this Section shall survive the termination of this Agreement and the payment of the obligations hereunder and all other amounts payable hereunder.

         (b) Each Lender that is not incorporated under the laws of the United States of America or a state thereof agrees that it will deliver to the Borrower and the Administrative Agent on or before the latter of the date hereof and the date such Lender becomes a Lender (i) two duly completed copies of United States Internal Revenue Service Form W-8BEN or W-8ECI or successor applicable form, as the case may be. Each such Lender also agrees to deliver to the Borrower and the Administrative Agent two further copies of said Form W-8BEN or W-8ECI, or successor applicable forms or other manner of certification, as the case may be, on or before the date that any such form previously delivered expires or becomes obsolete or after the occurrence of any event requiring a change in the most recent form previously delivered by it to the Borrower, and such extensions or renewals thereof as may reasonably be requested by the Borrower or the Administrative Agent, unless in any such case an event (including, without limitation, any change in treaty, law or regulation) has occurred prior to the date on which any such delivery would otherwise be required which renders all such forms inapplicable or which would prevent such Lender from duly completing and delivering any such form with respect to it and such Lender so advises the Borrower and the Administrative Agent. Such Lender shall certify that it is entitled to receive payments under this Agreement without deduction or withholding of any United States federal income taxes and that it is entitled to an exemption from United States backup withholding tax.

         (c) If any Lender shall request compensation for costs pursuant to this
Section 2.17, (i) such Lender shall make reasonable efforts (which shall not require such Lender to incur a loss or unreimbursed cost or otherwise suffer any disadvantage deemed by it to be significant) to make within thirty (30) days an assignment of its rights and delegation and transfer of its obligations hereunder to another of its offices, branches or affiliates, if such assignment would reduce such costs in the future, (ii) the Borrower may with the consent of the Required Lenders, which consent shall not be unreasonably withheld, secure a substitute bank to replace such Lender which substitute bank shall, upon execution of a counterpart of this Agreement and payment to such Lender of any and all amounts due under this Agreement, be deemed to be a Lender hereunder (any such substitution referred to in clause (ii) shall be accompanied by an amount equal to any loss or reasonable expense incurred by such Lender as a result of such substitution); provided, that this Section 2.17(c) shall not be construed as limiting the liability of the Borrower to indemnify or reimburse such Lender for any costs or expenses the Borrower is required hereunder to indemnify or reimburse.

                               [End of Article II]

                                   ARTICLE III
                            LETTER OF CREDIT FACILITY

         SECTION 3.01  L/C Commitment

         (a) Subject to the terms and conditions of this Agreement, the Issuing Lender, in reliance on the agreements of the other Lenders set forth in Section 3.04(a), agrees to issue standby letters of credit ("Letters of Credit") for the account of the Borrower on any Business Day from the Closing Date to, but not including, the date that is ninety (90) days prior to the Termination Date in such form as may be approved from time to time by the Issuing Lender; provided, that the Issuing Lender shall have no obligation to issue any Letter of Credit if, after giving effect to such issuance, (i) the L/C Obligations would exceed the L/C Commitment or (ii) the aggregate principal amount of outstanding Extensions of Credit, would exceed the Commitments.

         (b) Each Letter of Credit shall (i) be denominated in Dollars in a minimum amount of $500,000, (ii) be a standby letter of credit issued to support obligations of the Borrower or any of its Subsidiaries, contingent or otherwise, incurred in the ordinary course of business, (iii) (A) expire on a date not later than five (5) Business Days prior to the Termination Date, (B) have a term not exceeding one year, (C) and otherwise reasonably satisfactory to the Issuing Lender, and (iv) be subject to the Uniform Customs and/or ISP 98, as set forth in the Application or as determined by the Issuing Lender and, to the extent not inconsistent therewith, the laws of the State of New York. The Issuing Lender shall not at any time be obligated to issue any Letter of Credit hereunder if such issuance would conflict with, or cause the Issuing Lender or any L/C Participant to exceed any limits imposed by, any Applicable Law. References herein to "issue" and derivations thereof with respect to Letters of Credit shall also include extensions or modifications of any existing Letters of Credit, unless the context otherwise requires.

         SECTION 3.02 Procedure for Issuance of Letters of Credit

         The Borrower may from time to time request that the Issuing Lender issue a Letter of Credit by delivering to the Issuing Lender at the Administrative Agent's Office an Application therefor, completed to the reasonable satisfaction of the Issuing Lender, and such other certificates, documents and other papers and information as the Issuing Lender may reasonably request. Upon receipt of any Application, the Issuing Lender shall process such Application and the certificates, documents and other papers and information delivered to it in connection therewith in accordance with its customary procedures and shall, subject to Section 3.01 and Article IV, promptly issue the Letter of Credit requested thereby (but in no event shall the Issuing Lender be required to issue any Letter of Credit earlier than two (2) Business Days after its receipt of the Application therefor and all such other certificates, documents and other papers and information relating thereto) by issuing the original of such Letter of Credit to the beneficiary thereof or as otherwise may be agreed by the Issuing Lender and the Borrower. The Issuing Lender shall promptly furnish to the Borrower a copy of such Letter of Credit and promptly notify each Lender of the issuance and upon request by any Lender, furnish to such Lender a copy of such Letter of Credit and the amount of such Lender's L/C Participation therein.

         SECTION 3.03  Commissions and Other Charges

         (a) The Borrower shall pay to the Administrative Agent, for the account of the Issuing Lender and the L/C Participants, a letter of credit commission with respect to each Letter of Credit in an amount equal to the product of (i) the average daily maximum amount available to be drawn during the relevant quarter under such Letter of Credit and (ii) the Applicable LIBOR Margin (determined on a per annum basis). Such commission shall be payable quarterly in arrears on the last Business Day of each calendar quarter and on the Termination Date commencing on the last Business Day of the calendar quarter in which such Letter of Credit is issued. The Administrative Agent shall, promptly following its receipt thereof, distribute to the Issuing Lender and the L/C Participants all commissions received pursuant to this Section 3.03(a) in accordance with their respective Commitment Percentages.

         (b) In addition to the foregoing commission, the Borrower shall pay to the Administrative Agent, for the account of the Issuing Lender, a fronting fee with respect to each Letter of Credit issued on or after the Closing Date in an amount equal to the product of (i) the face amount of such Letter of Credit and
(ii) 12.5 basis points (0.125%) (the "Fronting Fee"). Such Fronting Fee shall be payable in arrears on the last Business Day of each calendar quarter and on the Termination Date for each day such Letter of Credit is issued and outstanding.

         (c) In addition to the foregoing fees and commissions, the Borrower shall pay or reimburse the Issuing Lender for such normal and customary costs and expenses as are incurred or charged by the Issuing Lender in issuing, effecting payment under, amending or otherwise administering any Letter of Credit.

         SECTION 3.04  L/C Participations

         (a) The Issuing Lender irrevocably agrees to grant and hereby grants to each L/C Participant, and, to induce the Issuing Lender to issue Letters of Credit hereunder, each L/C Participant irrevocably agrees to accept and purchase and hereby accepts and purchases from the Issuing Lender, on the terms and conditions hereinafter stated, for such L/C Participant's own account and risk an undivided interest equal to such L/C Participant's Commitment Percentage in the Issuing Lender's obligations and rights under and in respect of each Letter of Credit issued (or deemed issued) hereunder and the amount of each draft paid by the Issuing Lender thereunder. Each L/C Participant unconditionally and irrevocably agrees with the Issuing Lender that, if a draft is paid under any Letter of Credit for which the Issuing Lender is not reimbursed in full by the Borrower through a Revolving Loan or otherwise in accordance with the terms of this Agreement, such L/C Participant shall pay to the Issuing Lender upon demand at the Issuing Lender's address for notices specified herein an amount equal to such L/C Participant's Commitment Percentage multiplied by the amount of such draft, or any part thereof, which is not so reimbursed.

         (b) Upon becoming aware of any amount required to be paid by any L/C Participant to the Issuing Lender pursuant to Section 3.04(a) in respect of any unreimbursed portion of any payment made by the Issuing Lender under any Letter of Credit, the Issuing Lender shall notify each L/C Participant of the amount and due date of such required payment and such L/C Participant shall pay to the Issuing Lender the amount specified on the applicable due date. If any such amount is paid to the Issuing Lender after the date such payment is due, such L/C Participant shall pay to the Issuing Lender on demand, in addition to such amount, the product of (i) such amount, times (ii) the daily average Federal Funds Rate (or Base Rate, if such amount is not paid within three Business Days of demand) as determined by the Administrative Agent during the period from and including the date such payment is due to the date on which such payment is immediately available to the Issuing Lender, times (iii) a fraction the numerator of which is the number of days that elapse during such period and the denominator of which is 360. A certificate of the Issuing Lender with respect to any amounts owing under this Section 3.04(b) shall be conclusive in the absence of manifest error. With respect to payment to the Issuing Lender of the unreimbursed amounts described in this Section 3.04(b), if the L/C Participants receive notice that any such payment is due (A) prior to 1:00 p.m. (Charlotte, North Carolina time) on any Business Day, such payment shall be due that Business Day, and (B) after 1:00 p.m. (Charlotte, North Carolina time) on any Business Day, such payment shall be due on the following Business Day.

         (c) Whenever, at any time after the Issuing Lender has made payment under any Letter of Credit and has received from any L/C Participant its Commitment Percentage of such payment in accordance with this Section 3.04, the Issuing Lender receives any payment related to such Letter of Credit (whether directly from the Borrower or otherwise) or any payment of interest on account thereof, the Issuing Lender will distribute to such L/C Participant its pro rata share thereof; provided, that in the event that any such payment received by the Issuing Lender shall be required to be returned by the Issuing Lender, such L/C Participant shall return to the Issuing Lender the portion thereof previously distributed by the Issuing Lender to it.

         SECTION 3.05  Reimbursement Obligation of the Borrower

         (a) In the event of any drawing under any Letter of Credit, the Borrower agrees to reimburse (either with the proceeds of a Revolving Loan as provided for in this Section 3.05 or with funds from other sources), in same day funds, the Issuing Lender on each date on which the Issuing Lender notifies the Borrower of the date and amount of a draft paid under any Letter of Credit for the amount of (a) such draft so paid and (b) any amounts referred to in Section 3.03(c) incurred by the Issuing Lender in connection with such payment. Unless the Borrower shall immediately notify the Issuing Lender that the Borrower intends to reimburse the Issuing Lender for such drawing from other sources or funds, the Borrower shall be deemed to have timely given a Notice of Borrowing to the Administrative Agent requesting that the Lenders make a Revolving Loan bearing interest at the Base Rate on such date in the amount of (a) such draft so paid and (b) any amounts referred to in Section 3.03(c) incurred by the Issuing Lender in connection with such payment, and the Lenders shall make a Revolving Loan bearing interest at the Base Rate in such amount, the proceeds of which shall be applied to reimburse the Issuing Lender for the amount of the related drawing and costs and expenses. Each Lender acknowledges and agrees that its obligation to fund a Revolving Loan in accordance with this Section 3.05 to reimburse the Issuing Lender for any draft paid under a Letter of Credit is absolute and unconditional and shall not be affected by any circumstance whatsoever, including, without limitation, the existence of a Default or an Event of Default other than a Default or Event of Default that the Issuing

Lender had actual knowledge of at the time of the issuance of such Letter of Credit. If the Borrower has elected to pay the amount of such drawing with funds from other sources and shall fail to reimburse the Issuing Lender as provided above, the unreimbursed amount of such drawing shall bear interest in the rate which would be payable on any outstanding Base Rate Loans which were then overdue from the date such amounts become payable (whether at stated maturity, by acceleration or otherwise) until payment in full.

         SECTION 3.06 Obligations Absolute

         The Borrower's obligations under this Article III (including, without limitation, the Obligations) shall be absolute and unconditional under any and all circumstances and irrespective of any set-off, counterclaim or defense to payment which the Borrower may have or have had against the Issuing Lender or any beneficiary of a Letter of Credit or any other Person. The Borrower also agrees that the Issuing Lender and the L/C Participants shall not be responsible for, and the Borrower's reimbursement obligation under Section 3.05 shall not be affected by, among other things, the validity or genuineness of documents or of any endorsements thereon, even though such documents shall in fact prove to be invalid, fraudulent or forged, or any dispute between or among the Borrower and any beneficiary of any Letter of Credit or any other party to which such Letter of Credit may be transferred or any claims whatsoever of the Borrower against any beneficiary of such Letter of Credit or any such transferee, except for such matters caused by the Issuing Lender's gross negligence or willful misconduct. The Issuing Lender shall not be liable for any error, omission, interruption or delay in transmission, dispatch or delivery of any message or advice, however transmitted, in connection with any Letter of Credit, except for errors or omissions caused by the Issuing Lender's gross negligence or willful misconduct. The Borrower agrees that any action taken or omitted by the Issuing Lender under or in connection with any Letter of Credit or the related drafts or documents, if done in the absence of gross negligence or willful misconduct and in accordance with the standards of care specified in ISP 98 or the Uniform Customs, as the case may be, and, to the extent not inconsistent therewith, the UCC, shall be binding on the Borrower and shall not result in any liability of the Issuing Lender or Lenders.

                              [End of Article III]

                                   ARTICLE IV
                              CONDITIONS PRECEDENT

         SECTION 4.01 Conditions Precedent to the Execution and Delivery of this Agreement

         The obligation of the Lenders to execute and deliver this Agreement and to make Extensions of Credit is subject to the conditions precedent that the Administrative Agent shall have received on or before the Closing Date, the following, each dated such date, in form and substance reasonably satisfactory to the Administrative Agent and the Lenders, with copies for each Lender:

         (a) Agreement. Counterparts of this Agreement, duly executed by the Borrower, the Administrative Agent, the Issuing Lender and the Lenders;

         (b) Secretary's Certificate. Receipt by the Administrative Agent of (A) a certificate of the secretary or assistant secretary of the Borrower, as applicable, dated the Closing Date and certifying (1) that attached thereto is a true and complete copy of the certificate of incorporation and all amendments thereto of the Borrower, certified as of a recent date by the appropriate Governmental Authority in its jurisdiction of organization, (2) that attached thereto is a true and complete copy of the by-laws of the Borrower in effect on the Closing Date and at all times since a date prior to the date of the resolutions described in clause (3) below, (3) that attached thereto is a true and complete copy of resolutions or consents, as applicable, duly adopted by the board of directors of the Borrower authorizing, as applicable, the execution, delivery and performance of this Agreement and that such resolutions have not been modified, rescinded or amended and are in full force and effect, (4) that the organizational documents of the Borrower have not been amended since the date of the last amendment thereto shown on the certificate of good standing attached thereto, and (5) as to the incumbency and specimen signature of each officer of the Borrower executing this Agreement and any other document delivered in connection herewith on its behalf; and (B) a certificate of another officer as to the incumbency and specimen signature of such secretary or assistant secretary executing the certificate pursuant to (A) above;

         (c) Officer's Certificate. Receipt by the Administrative Agent of a certificate from the chief executive officer or chief financial officer of the Borrower, as applicable, in form and substance reasonably satisfactory to the Administrative Agent, to the effect that, as of the Closing Date, all representations and warranties of the Borrower contained in this Agreement and the other Loan Documents are true, correct and complete; that the Borrower is not in violation or aware of any event that would cause a Material Adverse Change in the business or operation as reflected in the Disclosure Documents; that the Borrower is not in violation of any of the covenants contained in this Agreement and the other Loan Documents; that, after giving effect to the transactions contemplated by this Agreement, no Default or Event of Default has occurred and is continuing; and that the Borrower has satisfied each of the conditions precedent set forth in this Section 4.01;

         (d) Consents. Receipt by the Administrative Agent of a written representation from the Borrower that (i) all governmental, shareholder, member, partner and third party consents and approvals necessary or, in the reasonable opinion of the Administrative Agent, desirable, in connection with the transactions contemplated hereby have been received and are in full force and effect and (ii) no condition or requirement of law exists which could reasonably be likely to restrain, prevent or impose any material adverse condition on the transactions contemplated hereby;

         (e) Proceedings. A certificate from the Borrower certifying that no action, proceeding, investigation, regulation or legislation has been instituted, or, to the Borrower's knowledge, threatened or proposed before any court, government agency or legislative body to enjoin, restrain or prohibit, or to obtain damages in respect of, or which is related to or arises out of this Agreement or any other Loan Documents or the consummation of the transactions contemplated hereby or thereby or which, in the Administrative Agent's reasonable determination, would prohibit the extension of Letters of Credit or could reasonably be expected to result in any such prohibition or a Material Adverse Change;

         (f) Financial Statements. Receipt by the Administrative Agent of the Disclosure Documents and financial statements required pursuant to Section 6.03, which demonstrate, in the Administrative Agent's reasonable judgment, together with all other information then available to the Administrative Agent, that the Borrower can repay its debts and satisfy its other obligations as and when they become due, and can comply with the financial covenants contained in this Agreement;

         (g) Good Standing Certificate. Receipt by the Administrative Agent of a certificate of good standing for the Borrower, dated on or immediately prior to the Closing Date, from the Secretary of State of the state of organization of the Borrower and from all states in which the Borrower is required to obtain a certificate of good standing or like certificate due to the nature of its operations in such state;

         (h) Fees. Receipt by the Administrative Agent and the Lenders of the fees set forth or referenced in this Agreement and any other accrued and unpaid fees, expenses or commissions due hereunder (including, without limitation, legal fees and expenses of counsel to the Administrative Agent), and to any other Person such amount as may be due thereto in connection with the transactions contemplated hereby, including all taxes, fees and other charges related to the Loan Documents;

         (i) Notice required by Section 4.02. Receipt by the Administrative Agent of the notice required under Section 4.02;

         (j) Note. If requested by any Lender, a Note, payable to the order of such Lender, duly completed and executed by the Borrower;

         (k) Opinions. Opinions of Cozen O'Connor, counsel to the Borrower, in substantially the form of Exhibit H hereto, and as to such other matters as the Administrative Agent may reasonably request addressed to the Administrative Agent and the Lenders; and

         (l) Other. Receipt by the Administrative Agent of all other opinions, certificates and instruments in connection with the transactions contemplated by this Agreement satisfactory in form and substance to the Required Lenders.

         SECTION 4.02 Additional Conditions Precedent

         The obligation of the Lenders and the Issuing Lender to (i) make each Extension of Credit, including the Extensions of Credit on the Closing Date,
(ii) Convert a Base Rate Loan into a LIBOR Rate Loan or from a LIBOR Rate Loan into another LIBOR Rate Loan, and (iii) issue the Letters of Credit upon Application therefor, shall be subject to the further conditions precedent that on the date of such extension, Conversion, issuance or extension, as the case may be:

         (a) The Administrative Agent shall have received a Notice of Borrowing or Application, as the case may be, signed by duly authorized officer of the Borrower, dated such date, stating that:

             (i) The representations and warranties of the Borrower contained in Section 5.01 of this Agreement are true and correct on and as of the date of such Extension of Credit, Conversion, or issuance of the Letter of Credit, as applicable, as though made, Converted or issued, as applicable, on and as of such date, both before and after giving effect to such Extension of Credit, Conversion, or issuance of the Letter of Credit, as applicable, and to the application of the proceeds thereof;

             (ii) Since June 30, 2003, there has been no Material Adverse Change; and

             (iii) No event has occurred and is continuing, or would result from the Extension of Credit, Conversion, or issuance of the Letter of Credit, as applicable, or the application of the proceeds thereof, as the case may be, which constitutes a Default or an Event of Default.

         (b) The Administrative Agent shall have received such other approvals, opinions or documents as the Administrative Agent may reasonably request.

         Unless the Borrower shall have previously advised the Administrative Agent in writing that one or more of the statements contained in clauses (a)(i) through (a)(iii) above are not true and correct, the Borrower shall be deemed to have represented and warranted, on the date of any Extension of Credit hereunder, that on the date of such Extension of Credit, Conversion, or issuance of the Letter of Credit, as applicable, the above statements are true.

         SECTION 4.03 Reliance on Certificates

         The Lenders, the Issuing Lender and the Administrative Agent shall be entitled to rely conclusively upon the certificates delivered from time to time by officers of the Borrower as to the names, incumbency, authority and signatures of the respective Persons named therein until such time as the Administrative Agent may receive a replacement certificate, in form acceptable to the Administrative Agent, from an officer of the Borrower identified to the Administrative Agent as having authority to deliver such certificate, setting forth the names and true signatures of the officers and other representatives of the Borrower thereafter authorized to act on its behalf.

                           [End of Article IV]

                                    ARTICLE V
                         REPRESENTATIONS AND WARRANTIES

         SECTION 5.01 Representations and Warranties of the Borrower

         The Borrower hereby represents and warrants as follows:

         (a) Each of the Borrower and its Subsidiaries is an entity duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation or organization, as applicable and is duly qualified to do business in, and is in good standing in, all other jurisdictions where the nature of its business or the nature of property owned or used by it makes such qualification necessary, except where such failure would not result in a Material Adverse Change. Each of the Borrower and its Subsidiaries has all requisite corporate (or other applicable) powers and authority to own or lease and operate its properties and to carry on its business as now conducted and as proposed to be conducted.

         (b) The execution, delivery and performance by the Borrower of this Agreement and each Loan Document to which it is a party are within the Borrower's corporate (or other applicable) powers, have been duly authorized by all necessary corporate (or other applicable) action, do not contravene (i) the Borrower's certificate of incorporation, (ii) any law, rule or regulation applicable to the Borrower or (iii) any contractual or legal restriction binding on or affecting the Borrower, and will not result in or require the imposition of any lien or encumbrance on, or security interest in, any property (including, without limitation, accounts or contract rights) of the Borrower, except as provided in this Agreement and any other the Loan Document.

         (c) No Governmental Action is required for the execution or delivery by the Borrower of this Agreement or any other Loan Document to which it is a party or for the performance by the Borrower of its obligations under this Agreement or any other Loan Document other than those which have previously been duly obtained, are in full force and effect, are not subject to any pending or, to the knowledge of the Borrower, threatened appeal or other proceeding seeking reconsideration and as to which all applicable periods of time for review, rehearing or appeal with respect thereto have expired.

         (d) This Agreement and each Loan Document to which the Borrower is a party is a legal, valid and binding obligation of the Borrower party thereto, enforceable against the Borrower in accordance with its terms subject to the effect of bankruptcy, insolvency, reorganization, fraudulent conveyance, moratorium and other similar laws of general application affecting rights and remedies of creditors generally.

         (e) Except as disclosed in the Disclosure Documents, there is no pending or, to the Borrower's knowledge, threatened action or proceeding (including, without limitation, any proceeding relating to or arising out of Environmental Laws) affecting the Borrower or any of its Subsidiaries before any court, governmental agency or arbitrator that has a reasonable possibility of resulting in a Material Adverse Change.

         (f) The audited consolidated balance sheet of the Borrower and its Consolidated Subsidiaries, as at December 31, 2002, and the related consolidated statements of income, retained earnings and cash flows of the Borrower and its Consolidated Subsidiaries for the fiscal year then ended, and the unaudited consolidated balance sheet of the Borrower and its Consolidated Subsidiaries as at June 30, 2003, and the related consolidated statements of income, retained earnings and cash flows of the Borrower and its Consolidated Subsidiaries for the six (6) months then ended, copies of which have been furnished to the Administrative Agent and each Lender, fairly present in all material respects the financial condition of the Borrower and its Consolidated Subsidiaries as at such dates and the results of the operations of the Borrower and its Consolidated Subsidiaries for the periods ended on such dates, all in accordance with GAAP consistently applied, subject, solely in the case of unaudited consolidated balance sheets, to normal year end adjustments. Since December 31, 2002, there has been no Material Adverse Change, or material adverse change in the facts and information regarding such entities as represented to the Closing Date.

         (g) The issuance of, and the existence of, the Letters of Credit, the Extensions of Credit and the use of the proceeds thereof will comply with all provisions of applicable law and regulation in all material respects.

         (h) Neither the Borrower nor any Subsidiary of the Borrower is an "investment company" or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

         (i) The Borrower is not a "holding company" as defined under Section 5 of the Public Utility Holding Company Act of 1935, as amended.

         (j) Neither the Borrower nor its Subsidiaries is engaged in the business of extending credit for the purpose of buying or carrying margin stock (within the meaning of Regulation U issued by the Board of Governors of the Federal Reserve System), and no proceeds of any drawing on the Letters of Credit or the Extensions of Credit will be used to buy or carry any margin stock or to extend credit to others for the purpose of buying or carrying any margin stock.

         (k) No ERISA Event has occurred or is reasonably expected to occur with respect to any Plan which reasonably could be expected to result in a Material Adverse Change. Since the actuarial valuation date specified in the most recent Schedule B (Actuarial Information) to the annual report of Plans maintained by the Borrower (Form 5500 Series), if any, (i) there has been no Material Adverse Change in the funding status of the Plans referred to therein and (ii) no "prohibited transaction" has occurred with respect thereto. Neither the Borrower nor any of its respective ERISA Affiliates has incurred nor reasonably expects to incur any material withdrawal liability under ERISA to any Multiemployer Plan.

         (l) Except as set forth in the Disclosure Documents, the Borrower and its Subsidiaries are in compliance in all material respects with all applicable Federal, state and local statutes, rules, regulations, orders and other provisions of law relating to Hazardous Materials, air emissions, water discharge, noise emission and liquid disposal, and other environmental, health and safety matters, other than those the non-compliance with which would not result in a Material Adverse Change (taking into consideration all fines, penalties and sanctions that may be imposed because of such non-compliance) or on the ability of the Borrower to perform its obligations under this Agreement or any other Loan Document to which the Borrower is a party. Except as set forth in the Disclosure Documents, neither the Borrower nor any of its respective Subsidiaries has received from any Governmental Authority any notice of any material violation of any such statute, rule, regulation, order or provision.

         (m) The Borrower and its Subsidiaries have filed all tax returns (Federal, state and local) required to be filed and paid all taxes shown thereon to be due, including interest and penalties, except to the extent that the Borrower or any such Subsidiary is diligently contesting any such taxes in good faith and by appropriate proceedings, and for which adequate reserves for payment thereof have been established.

         (n) No event has occurred or is continuing which constitutes a Default or an Event of Default, or which constitutes, or which with the passage of time or giving of notice or both would constitute, a default or event of default by the Borrower or Subsidiary thereof under any material agreement or contract, judgment, decree or order by which the Borrower or any of its respective properties may be bound or which would require the Borrower or Subsidiary thereof to make any payment thereunder prior to the scheduled maturity date therefore, where such default could reasonably be expected to result in a Material Adverse Change.

         (o) As of the Closing Date, the Borrower and its Subsidiaries will be Solvent.

         (p) The capitalization of the Borrower and each Significant Subsidiary of the Borrower consists of the Capital Stock, authorized, issued and outstanding, of such classes and series, with or without par value, described on
Schedule II hereto. All such outstanding Capital Stock has been duly authorized and validly issued and are fully paid and nonassessable. Except as set forth in the Disclosure Documents, there are no outstanding warrants, subscriptions, options, securities, instruments or other rights of any type or nature whatsoever, which are convertible into, exchangeable for or otherwise provide for or permit the issuance of, Capital Stock of the Borrower or any Subsidiary of the Borrower or are otherwise exercisable by any Person.

         (q) The Borrower and each Subsidiary of the Borrower has good and marketable title to all assets and other property purported to be owned by it.

         (r) None of the properties or assets of the Borrower is subject to any Lien, except Permitted Liens.

         (s) All written information, reports and other papers and data produced by or on behalf of the Borrower and furnished to the Administrative Agent and the Lenders were, at the time the same were so furnished, complete and correct in all material respects. No document furnished or written statement made to the Administrative Agent or the Lenders by the Borrower in connection with the negotiation, preparation or execution of this Agreement or any other Loan Documents contains or will contain any untrue statement of a fact material to the creditworthiness of the Borrower or its Subsidiaries or omits or will omit to state a fact necessary in order to make the statements contained therein not misleading.

         (t) The Borrower does not intend to treat the Loans as being a "reportable transaction" (within the meaning of the Treasury Regulation Section 1.6011-4).

                               [End of Article V]

                                   ARTICLE VI
                            COVENANTS OF THE COMPANY

         SECTION 6.01 Affirmative Covenants

        Until the Obligations have been finally and indefeasibly paid and satisfied in full and the Commitments terminated, the Borrower will, and will cause each of its Subsidiaries, unless the Required Lenders shall otherwise consent in writing, to:

         (a) Preservation of Existence, Etc. Preserve and maintain, and cause each of its Subsidiaries to preserve and maintain, its corporate or company, as applicable, existence, material rights (statutory and otherwise) and franchises, and take such other action as may be necessary or advisable to preserve and maintain its right to conduct its business in the states where it shall be conducting its business, except where failure to do so does not result in, or could not reasonably be expected to have, a Material Adverse Change.

         (b) Maintenance of Properties, Etc. Maintain, and cause each of its Subsidiaries to maintain, good and marketable title to all of its properties which are used or useful in the conduct of its business, and preserve, maintain, develop and operate, and cause each of its Subsidiaries to preserve, maintain, develop and operate, in substantial conformity with all laws and material contractual obligations, all such properties in good working order and condition, ordinary wear and tear excepted, except where such failure would not result in a Material Adverse Change.

         (c) Ownership. Cause the Parent to own, at all times, 100% of the Capital Stock having voting rights of the Borrower.

         (d) Compliance with Material Contractual Obligations, Laws, Etc. Comply, and cause each of its Subsidiaries to comply, with the requirements of all material contractual obligations and all applicable laws, rules, regulations and orders, the failure to comply with which could reasonably be expected to result in a Material Adverse Change, such compliance to include, without limitation, paying before the same become delinquent all taxes, assessments and governmental charges imposed upon it or upon its property except to the extent diligently contested in good faith and by appropriate proceedings and for which adequate reserves for the payment thereof have been established, and complying with the requirements of all applicable Federal, state and local statutes, rules, regulations, orders and other provisions of law relating to Hazardous Materials, air emissions, water discharge, noise emission and liquid disposal, and other environmental, health and safety matters.

         (e) Insurance. Maintain, and cause each of its Subsidiaries to maintain, insurance with financially sound and reputable insurance companies or associations in such amounts and covering such risks as are usually carried by companies engaged in the same or similar businesses and similarly situated.

         (f) Visitation Rights; Keeping of Books. At any reasonable time and from time to time, upon reasonable advance notice, permit the Administrative Agent or any of the Lenders or any agents or representatives thereof, to examine and make copies of and abstracts from the records and books of account of, and visit the properties of, the Borrower and any of its Subsidiaries, and to discuss the affairs, finances and accounts of the Borrower and any of its Subsidiaries with any of their respective officers or directors and with their respective independent certified public accountants and keep proper books of record and account, in which full and correct entries shall be made of all financial transactions and the assets and liabilities of the Borrower in accordance with GAAP, consistent with the procedures applied in the preparation of the financial statements referred to in Section 5.01(f) hereof.

         (g) Transactions with Affiliates. Conduct, and cause each of its Subsidiaries to conduct, all transactions otherwise permitted under this Agreement with any of its Affiliates on terms that are fair and reasonable and no less favorable to the Borrower or such Subsidiary than it would obtain in a comparable arm's-length transaction with a Person not an Affiliate.

         (h) Use of Proceeds. Use the proceeds of any Extension of Credit solely for general corporate purposes and working capital needs of the Borrower.

         (i) Loan Documents. Perform and comply in all material respects with each of the provisions of each Loan Document to which it is a party.

         (j) Risk Management. Perform and comply in all material respects, and require its Subsidiaries to perform and comply in all material respects, with any risk management policies developed by the Borrower, including such policies, if applicable, related to (i) the retail and wholesale inventory distribution and trading procedures and (ii) dollar and volume limits.

         (k) Tax Disclosure. In the event the Borrower determines to take any action inconsistent with its intention not to treat the Loans as being a "reportable transaction" (within the meaning of the Treasury Regulation Section 1.6011-4), the Borrower shall promptly notify the Administrative Agent thereof in writing.

         (l) Further Assurances. At the expense of the Borrower, promptly execute and deliver, or cause to be promptly executed and delivered, all further instruments and documents, and take and cause to be taken all further actions, that may be reasonably necessary or that the Required Lenders through the Administrative Agent may reasonably request, to enable the Lenders and the Administrative Agent to enforce the terms and provisions of this Agreement and the Loan Documents and to exercise their rights and remedies hereunder. In addition, the Borrower will use all reasonable efforts to duly obtain Governmental Actions required from time to time on or prior to such date as the same may become legally required, and thereafter to maintain all such Governmental Actions in full force and effect, except where such failure would not result in a Material Adverse Change.

         SECTION 6.02 Negative Covenants

         Until all of the Obligations have been finally and indefeasibly paid and satisfied in full and the Commitments terminated, the Borrower will not, and will not cause or permit any of its Subsidiaries, without the written consent of the Required Lenders, to:

         (a) Liens, Etc. Except as permitted in Section 6.02(c), create, incur, assume, or suffer to exist, or permit any of its Subsidiaries to create, incur, assume, or suffer to exist, any Lien other than Permitted Liens.

         (b) Indebtedness. Create or suffer, or permit any Subsidiary to create or suffer, to exist any Indebtedness except for Permitted Indebtedness.

         (c) Obligation to Ratably Secure. Except as permitted by Section 6.02(a), create or suffer to exist, or permit any of its Subsidiaries to create or suffer to exist, any Lien other than a Permitted Lien, in each case to secure or provide for the payment of Indebtedness, unless, on or prior to the date thereof, the Borrower shall have (i) pursuant to documentation reasonably satisfactory to the Administrative Agent and Required Lenders, equally and ratably secured the Obligations of the Borrower under this Agreement by a Lien acceptable to the Administrative Agent and Required Lenders, and (ii) caused the creditor or creditors, as the case may be, in respect of such Indebtedness to have entered into an intercreditor agreement in form, scope and substance reasonably satisfactory to the Administrative Agent and the Required Lenders.

         (d) Mergers, Etc. Merge or consolidate with or into any Person, or permit any of its Subsidiaries to do so, except that (i) any Subsidiary of the Borrower may merge or consolidate with or into, any other Subsidiary of the Borrower and (ii) any Subsidiary of the Borrower may merge or consolidate with and into the Borrower; provided, that the Borrower is the surviving corporation; provided, further, that in each case that, immediately after giving effect to such proposed transaction, no Event of Default or Default would exist.

         (e) Sale of Assets, Etc. Sell, transfer, lease, assign or otherwise convey or dispose, or permit any Subsidiary to sell, transfer, lease, assign or otherwise convey or dispose, of assets (whether now owned or hereafter acquired), in any single transaction or series of transactions, whether or not related having an aggregate book value in excess of 10% of the Consolidated assets of the Borrower and its Consolidated Subsidiaries, except for dispositions of capital assets in the ordinary course of business as presently conducted.

         (f) Restricted Investments. Other than in the ordinary course of business (i) make or permit to exist any loans or advances to, or any other investment in, any Person except for investments in Permitted Investments, or
(ii) acquire any assets or property of any other Person.

         (g) New Business. Enter into, or permit any of its Subsidiaries to enter into any business which is not substantially similar to that existing on the Closing Date.

         (h) Distributions. Pay any dividends on or make any other distributions in respect of any Capital Stock or redeem or otherwise acquire any such Capital Stock without in each instance obtaining the prior written consent of the Required Lenders; provided, that (i) any Subsidiary of the Borrower may pay regularly scheduled dividends or make other distributions to the Borrower; (ii) if no Default or Event of Default exists or would result therefrom, the Borrower may pay distributions or dividends in either cash or Capital Stock or may redeem or otherwise acquire Capital Stock, and (iii) the Borrower may cause the redemption or acquisition of Capital Stock having a preferred interest only if
(a) such redemption or acquisition is effected by the proceeds of Capital Stock issued by the Parent, or (b) such redemption or acquisition is effected with proceeds from Permitted Indebtedness; provided, that before and after such redemption or acquisition as described in (a) and (b) above, no Default or Event of Default has occurred and is continuing.

         (i) Lease Obligations. Permit the aggregate obligations of the Borrower and its Subsidiaries that are due and payable during any fiscal year under leases or agreements to lease (other than obligations under Capital Leases) to exceed $5,000,000.

         (j) Compliance with ERISA. (i) Permit to exist any "accumulated funding deficiency" (as defined in Section 412(a) of the Code), unless such deficiency exists with respect to a Multiple Employer Plan or Multiemployer Plan and the Borrower has no control over the reduction or elimination of such deficiency,
(ii) terminate, or permit any ERISA Affiliate to terminate, any Plan of the Borrower or such ERISA Affiliate so as to result in any material liability of the Borrower or ERISA Affiliate to the PBGC, or (iii) permit to exist any occurrence of any reportable event (within the meaning of Section 4043 of ERISA), or any other event or condition, which presents a material risk of a termination by the PBGC of any Plan of the Borrower or such ERISA Affiliate and such a material liability of the Borrower or ERISA Affiliate to the PBGC.

         (k) Constituent Documents, Etc. Change in any material respect the nature of its certificate of incorporation, by-laws, or other similar documents, or accounting policies or accounting practices (except as required or permitted by the Financial Accounting Standards Board or GAAP).

         (l) Fiscal Year. Change its Fiscal Year.

         SECTION 6.03 Reporting Requirements

         So long as any Lender shall have any Commitment hereunder or the Borrower shall have any obligation to pay any amount to the Administrative Agent or any Lender hereunder, the Borrower will, unless the Required Lenders shall otherwise consent in writing, provide to the Administrative Agent:

         (a) as soon as available and in any event within sixty (60) days after the end of each of the first three quarters of each fiscal year of the Borrower, a consolidated and consolidating balance sheet of the Borrower and its Consolidated Subsidiaries as at the end of such quarter and consolidated and consolidating statements of income, retained earnings and cash flows of the Borrower and its Consolidated Subsidiaries for the period commencing at the end of the previous fiscal year and ending with the end of such quarter, all in reasonable detail and duly certified by the chief financial officer or the treasurer of the Borrower as fairly presenting in all material respects the financial condition of the Borrower and its Consolidated Subsidiaries as at such date and the results of operations of the Borrower and its Consolidated Subsidiaries for the periods ended on such date, except for normal year end adjustments, all in accordance with GAAP consistently applied (for purposes hereof delivery of the Borrower's appropriately completed Form 10-Q will be sufficient in lieu of delivery of such consolidated balance sheet and consolidated statements of income, retained earnings and cash flows), together with a Compliance Certificate, in the form of Exhibit J, of the chief financial officer or the treasurer of the Borrower (A) demonstrating and certifying compliance by the Borrower with the covenants set forth in Sections 6.04(a) and
(b) and (B) stating that no Event of Default or Default has occurred and is continuing or, if an Event of Default or Default has occurred and is continuing, a statement as to the nature thereof and the action which the Borrower has taken and proposes to take with respect thereto;

         (b) as soon as available and in any event within one hundred five (105) days after the end of each fiscal year of the Borrower, a copy of the annual report for such year for the Borrower and its Consolidated Subsidiaries, containing consolidated and consolidating financial statements for such year certified by, and accompanied by an unqualified opinion of, independent public accountants reasonably acceptable to the Administrative Agent (for purposes hereof, delivery of the Borrower's appropriately completed Form 10-K will be sufficient in lieu of delivery of such financial statements), together with a Compliance Certificate, in the form of Exhibit J, of the chief financial officer or the treasurer of the Borrower (A) demonstrating and certifying compliance by the Borrower with the covenants set forth in Sections 6.04(a) and (b) and (B) stating that no Event of Default or Default has occurred and is continuing or, if an Event of Default or Default has occurred and is continuing, a statement as to the nature thereof and the action which the Borrower has taken and proposes to take with respect thereto;

         (c) as soon as possible and in any event within five (5) days after the occurrence of each Event of Default and each Default known to the Borrower, a statement of the chief financial officer of the Borrower setting forth details of such Event of Default or Default and the action which the Borrower has taken and proposes to take with respect thereto;

         (d) as soon as possible and in any event within five (5) days after receipt thereof by the Borrower or any of its ERISA Affiliates from the PBGC copies of each notice received by the Borrower or such ERISA Affiliate of the PBGC's intention to terminate any Plan of the Borrower or such ERISA Affiliate or to have a trustee appointed to administer any such Plan;

         (e) as soon as possible and in any event within five (5) days after receipt thereof by the Borrower or any ERISA Affiliate from a Multiemployer Plan sponsor, a copy of each notice received by the Borrower or such ERISA Affiliate concerning the imposition of withdrawal liability in the amount of at least $1,000,000 pursuant to Section 4202 of ERISA in respect of which the Borrower or such ERISA Affiliate is reasonably expected to be liable;

         (f) as soon as possible and in any event within five (5) days after the Borrower becomes aware of the occurrence thereof, notice of all actions, suits, proceedings or other events (A) of the type described in Section 5.01(e) or (B) for which the Administrative Agent or the Lenders will be entitled to indemnity under Section 9.05;

         (g) as soon as possible and in any event within five (5) days after the sending or filing thereof, copies of all material reports that the Borrower sends to any of its security holders, and copies of all reports and registration statements which the Borrower or any of its Subsidiaries files with the Securities and Exchange Commission or any national securities exchange;

         (h) as soon as possible and in any event within five (5) days after requested, such other information respecting the business, properties, assets, liabilities (actual or contingent), results of operations, prospects, condition or operations, financial or otherwise, of the Borrower or any Subsidiary thereof as any Lender through the Administrative Agent may from time to time reasonably request;

         (i) as soon as possible and in any event within fifteen (15) days after the occurrence of each ERISA Event, a statement of the chief financial officer of the Borrower setting forth details of such ERISA Event and the action which the Borrower has taken and proposes to take with respect thereto; and

         SECTION 6.04 Financial Covenants

         So long as any Lender shall have any Commitment hereunder or the Borrower shall have any obligation to pay any amount to the Administrative Agent or any Lender hereunder, the Borrower will, unless the Required Lenders shall otherwise consent in writing:

         (a) Consolidated Indebtedness to Consolidated Total Capitalization. Maintain at the end of each fiscal quarter a ratio of Indebtedness to Consolidated Total Capitalization of the Borrower and its Consolidated Subsidiaries of not more than 0.65 to 1.0.

         (b) Consolidated EBIT to Consolidated Interest Expense. Maintain at the end of each fiscal quarter, for the four consecutive fiscal quarters then ending, a ratio of Consolidated EBIT to Consolidated Interest Expense of the Borrower and its Consolidated Subsidiaries of not less than 2.0 to 1.0.

                               [End of Article VI]

                                   ARTICLE VII
                                EVENTS OF DEFAULT

         SECTION 7.01 Events of Default

         Each of the following events should they occur and be continuing shall constitute an "Event of Default":

         (a) The Borrower shall fail to pay (i) any amount of principal when the same becomes due and payable or (ii) any interest, fees or any other amount payable hereunder within five (5) Business Days of when the same becomes due and payable; or

         (b) Any representation or warranty made by or on behalf of the Borrower in any Agreement or Loan Document or by or on behalf of the Borrower (or any of its officers) in connection with any Agreement or Loan Document shall prove to have been incorrect in any material respect when made or deemed made; or

         (c) (i) The Borrower shall fail to perform or observe any term, covenant or agreement contained in Section 6.01(a), (c), (e), (g), (h), (i) or
(j), Section 6.02(a), (b), (c), (d), (e), (f), (g) or (h), Section 6.03 or
Section 6.04, or (ii) the Borrower shall fail to perform or observe any other term, covenant or agreement contained in this Agreement (other than obligations specifically set forth elsewhere in this Section 7.01) on its part to be performed or observed if the failure to perform or observe such other term, covenant or agreement, shall remain unremedied for thirty (30) days after written notice thereof shall have been given to the Borrower by the Administrative Agent or any Lender; or

         (d) The Borrower or any Significant Subsidiary thereof shall fail to pay any principal of or premium or interest on any Indebtedness (other than Indebtedness incurred under this Agreement) thereof in the aggregate (for all such Persons) in excess of $5,000,000, when the same becomes due and payable (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise), and such failure shall continue after the applicable grace period, if any, specified in the agreement or instrument relating to such Indebtedness; or any other event shall occur or condition shall exist under any agreement or instrument relating to any such Indebtedness and shall continue after the applicable grace period, if any, specified in such agreement or instrument, if the effect of such event or condition is to accelerate, or to permit the acceleration of, the maturity of such Indebtedness; or any such Indebtedness shall be declared to be due and payable, or required to be prepaid (other than by a regularly scheduled required prepayment), prior to the stated maturity thereof; or

         (e) The Borrower or any Significant Subsidiary thereof shall generally not pay its debts as such debts become due, or shall admit in writing its inability to pay its debts generally, or shall make a general assignment for the benefit of creditors, or any proceeding shall be instituted by or against the Borrower or a Significant Subsidiary thereof seeking to adjudicate it a bankrupt or insolvent, or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief, or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors, or seeking the entry of an order for relief or the appointment of a receiver, trustee, custodian or other similar official for it or for any substantial part of its property and, in the case of any such proceeding instituted against it (but not instituted by it), such proceeding shall remain undismissed or unstayed for a period of forty-five (45) days, any of the actions sought in such proceeding (including, without limitation, the entry of an order for relief against, or the appointment of a receiver, trustee, custodian or other similar official for, it or for any substantial part of its property) shall occur or the Borrower or a Significant Subsidiary thereof shall consent to or acquiesce in any such proceeding; or the Borrower or a Significant Subsidiary thereof shall take any corporate action to authorize any of the actions set forth above in this subsection (e); or

         (f) Any judgment or order for the payment of money in excess of $5,000,000 (in the aggregate) shall be rendered against the Borrower or any Significant Subsidiary thereof and either (i) enforcement proceedings shall have been commenced by any creditor upon such judgment or order or (ii) there shall be any period of ten (10) consecutive days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect; or

         (g) The obligations of the Borrower under this Agreement or any other Loan Document shall become unenforceable, or the Borrower, or any court or governmental or regulatory body having jurisdiction over the Borrower, shall so assert in writing or the Borrower or any of its Affiliates shall contest in any manner the validity or enforceability thereof; or

         (h) Any ERISA Event shall have occurred with respect to a Plan and, thirty (30) days after notice thereof shall have been given to the Borrower by the Administrative Agent or any Lender, (i) such ERISA Event shall still exist and (ii) such ERISA Event is reasonably likely to result in a liability or lien in excess of $5,000,000 against the Borrower or any ERISA Affiliate, or

         (i) The Borrower or any Affiliate thereof as employer under a Multiemployer Plan shall have made a complete or partial withdrawal from such Multiemployer Plan and the plan sponsor of such Multiemployer Plan shall have notified such withdrawing employer that such employer has incurred a withdrawal liability in an annual amount exceeding $5,000,000; or

         (j) Any Governmental Approval shall be rescinded, revoked, otherwise terminated, or amended or modified in any manner which is materially adverse to the interests of the Lenders and the Administrative Agent; or

         (k) A Change in Control shall occur.

         SECTION 7.02 Upon an Event of Default

         Upon the occurrence of an Event of Default, with the consent of the Required Lenders, the Administrative Agent may, or upon the request of the Required Lenders, the Administrative Agent shall, by notice to the Borrower:

         (a) Acceleration; Termination of Credit Facility. Declare the principal of and interest on the Extensions of Credit, the Notes and the Obligations (except for Hedging Obligations, which shall be governed by the terms and conditions of the documents controlling such obligations) at the time outstanding, and all other amounts owed to the Lenders and to the Administrative Agent under this Agreement (including, without limitation, all L/C Obligations, whether or not the beneficiaries of the then outstanding Letters of Credit shall have presented the documents required thereunder), to be forthwith due and payable, whereupon the same shall immediately become due and payable without presentment, demand, protest or other notice of any kind, all of which are expressly waived, anything in this Agreement to the contrary notwithstanding, and terminate the Commitment and any right of the Borrower to request Extensions of Credit or Letters of Credit thereunder; provided, that upon the occurrence of an Event of Default specified in Section 7.01(e), the Commitment shall be automatically terminated and all Obligations (except for Hedging Obligations, which shall be governed by the terms and conditions of the documents controlling such obligations) shall automatically become due and payable without presentment, demand, protest or other notice of any kind, all of which are expressly waived, anything in this Agreement or in any other Loan Document to the contrary notwithstanding.

         (b) Letters of Credit. With respect to all Letters of Credit with respect to which presentment for honor shall not have occurred at the time of an acceleration pursuant to Section 7.02(a), require the Borrower at such time to deposit in a cash collateral account with the Administrative Agent an amount equal to the aggregate then undrawn and unexpired amount of such Letters of Credit. Amounts held in such cash collateral account shall be applied by the Administrative Agent to the payment of drafts drawn under such Letters of Credit, and the unused portion thereof after all such Letters of Credit shall have expired or been fully drawn upon, if any, shall be applied to repay the other Obligations. After all such Letters of Credit shall have expired or been fully drawn upon, the Reimbursement Obligation shall have been satisfied and all other Obligations shall have been paid in full, the balance, if any, in such cash collateral account shall be returned to the Borrower.

         SECTION 7.03 Rights and Remedies Cumulative; Non-Waiver; Etc

         The enumeration of the rights and remedies of the Administrative Agent and the Lenders set forth in this Agreement is not intended to be exhaustive, and the exercise by the Administrative Agent and the Lenders of any right or remedy shall not preclude the exercise of any other rights or remedies, all of which shall be cumulative, and shall be in addition to any other right or remedy given hereunder or that may now or hereafter exist in law or in equity or by suit or otherwise. No delay or failure to take action on the part of the Administrative Agent or any Lender in exercising any right, power or privilege shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or privilege preclude other or further exercise thereof or the exercise of any other right, power or privilege or shall be construed to be a waiver of any Event of Default. No course of dealing between the Borrower, the Administrative Agent and the Lenders or their respective agents or employees shall be effective to change, modify or discharge any provision of this Agreement or any of the other Loan Documents or to constitute a waiver of any Event of Default.

                            [End of Article VII]

                                  ARTICLE VIII
                            THE ADMINISTRATIVE AGENT

         SECTION 8.01 Appointment

         Each Lender hereby irrevocably designates and appoints Wachovia as the Administrative Agent of such Lender and the Issuing Lender under this Agreement and the other Loan Documents, and each such Lender and the Issuing Lender irrevocably authorizes Wachovia, as the Administrative Agent for such Lender and the Issuing Lender, to take such action on its behalf under the provisions of this Agreement and the other Loan Documents and to exercise such powers and perform such duties as are expressly delegated to the Administrative Agent by the terms of this Agreement and the other Loan Documents, together with such other powers as are reasonably incidental thereto. Notwithstanding any provision to the contrary elsewhere in this Agreement, the Administrative Agent shall not have any duties or responsibilities, except those expressly set forth herein and in the Loan Documents, or any fiduciary relationship with any Lender, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Agreement or any other Loan Document or otherwise exist against the Administrative Agent.

         SECTION 8.02 Delegation of Duties

         The Administrative Agent may execute any of its duties under this Agreement, any Letter of Credit and the other Loan Documents by or through agents or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. The Administrative Agent shall not be responsible for the negligence or misconduct of any agents or attorneys-in-fact selected by it with reasonable care.

         SECTION 8.03 Exculpatory Provisions

         Neither the Administrative Agent nor any of its officers, directors, employees, agents, attorneys-in-fact or affiliates shall be (i) liable for any action lawfully taken or omitted to be taken by it or such Person under or in connection with this Agreement or any other Loan Document (except in the case of gross negligence or willful misconduct as determined by a court of competent jurisdiction) or (ii) responsible in any manner to any of the Lenders for any recitals, statements, representations or warranties made by the Borrower or any officer thereof contained in this Agreement or any other Loan Document or in any certificate, report, statement or other document referred to or provided for in, or received by the Administrative Agent under or in connection with, this Agreement or any other Loan Document or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or the Letters of Credit or any other Loan Document or for any failure of the Borrower to perform its obligations hereunder or thereunder. The Administrative Agent shall not be under any obligation to any Lender to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this Agreement or any other Loan Document, or to inspect the properties, books or records of the Borrower.

         SECTION 8.04 Reliance by Administrative Agent

         The Administrative Agent shall be entitled to rely, and shall be fully protected in relying, upon any writing, resolution, notice, consent, certificate, affidavit, letter, cablegram, telegram, telecopy, telex or teletype message, statement, order or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons and upon advice and statements of legal counsel (including, without limitation, counsel to the Borrower), independent accountants and other experts selected by the Administrative Agent. The Administrative Agent may deem and treat the payee of any evidence of indebtedness in respect of any Extension of Credit, or other indebtedness hereunder as the owner thereof for all purposes unless a written notice of assignment, negotiation or transfer thereof shall have been filed with the Administrative Agent. The Administrative Agent shall be fully justified in failing or refusing to take any action under this Agreement, any Letter of Credit or any Loan Document unless it shall first receive such advice or concurrence of the Required Lenders (unless all of the Lenders' action is required hereunder) as it deems appropriate or it shall first be indemnified to its satisfaction by the Lenders against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action. The Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Agreement and the Loan Documents in accordance with a request of the Required Lenders (unless all of the Lenders' action is required hereunder), and such request and any action taken or failure to act pursuant thereto shall be binding upon all the Lenders.

         SECTION 8.05 Notice of Default

         The Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of any Event of Default hereunder unless the Administrative Agent has received notice from a Lender or the Borrower referring to this Agreement, describing such Event of Default and stating that such notice is a "notice of default". In the event that the Administrative Agent receives such a notice, the Administrative Agent shall give notice thereof to the Lenders. The Administrative Agent shall take such action with respect to such Event of Default as shall be reasonably directed by the Required Lenders; provided, that unless and until the Administrative Agent shall have received such directions, the Administrative Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Event of Default as it shall deem advisable in the best interests of the Issuing Lender and the Lenders.

         SECTION 8.06 Non-Reliance on Administrative Agent and Other Lenders

         Each Lender expressly acknowledges that neither the Administrative Agent nor any of its officers, directors, employees, agents, attorneys-in-fact or affiliates has made any representations or warranties to it and that no act by the Administrative Agent hereinafter taken, including any review of the affairs of the Borrower, shall be deemed to constitute any representation or warranty by the Administrative Agent to any Lender. Each Lender represents to the Administrative Agent that it has, independently and without reliance upon the Administrative Agent or any other Lender, and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, operations, property, financial and other condition and creditworthiness of the Borrower and made its own decision to enter into this Agreement. Each Lender also represents that it will, independently and without reliance upon the Administrative Agent or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement and the Loan Documents and to make such investigation as it deems necessary to inform itself as to the business, operations, property, financial and other condition and creditworthiness of the Borrower. Except for notices, reports and other documents expressly required to be furnished to the Lenders by the

Administrative Agent hereunder, the Administrative Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the business, operations, property, condition (financial or otherwise), prospects or creditworthiness of the Borrower which may come into the possession of the Administrative Agent or any of its officers, directors, employees, agents, attorneys-in-fact or affiliates.

         SECTION 8.07 Indemnification

        The Lenders agree to indemnify the Administrative Agent in its capacity as such (to the extent not reimbursed by the Borrower and without limiting the obligation of the Borrower to do so), ratably according to the respective amounts of their Commitments, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind whatsoever which may at any time (including, without limitation, at any time following the termination of the Letters of Credit or Commitment) be imposed on, incurred by or asserted against the Administrative Agent in any way relating to or arising out of this Agreement, the Letters of Credit, any of the other Loan Documents or any documents contemplated by or referred to herein or therein or the transactions contemplated hereby or thereby or any action taken or omitted by the Administrative Agent under or in connection with any of the foregoing; provided, that no Lender shall be liable for the payment of any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the Administrative Agent's gross negligence or willful misconduct. The agreements in this Section shall survive the termination of this Agreement, the Extensions of Credit, the Letters of Credit and the payment of all amounts payable hereunder.

         SECTION 8.08 Administrative Agent in Its Individual Capacity

        The Administrative Agent and its affiliates may make loans to, accept deposits from and generally engage in any kind of business with, the Borrower as though the Administrative Agent was not the Administrative Agent hereunder. With respect to its interest on the Extensions of Credit and any other amounts owed to it hereunder, the Administrative Agent shall have the same rights and powers under this Agreement as any Lender and may exercise the same as though it were not the Administrative Agent, and the terms "Lender" and "Lenders" shall include the Administrative Agent in its individual capacity.

         SECTION 8.09 Successor Administrative Agent

         The Administrative Agent may resign as Administrative Agent upon ten
(10) days' notice to the Lenders and the Borrower. If the Administrative Agent shall resign as Administrative Agent under this Agreement, then the Required Lenders, with the consent of the Borrower, shall appoint from among the Lenders a successor agent for the Lenders, whereupon such successor agent shall succeed to the rights, powers and duties of the Administrative Agent, and the term "Administrative Agent" shall mean such successor agent effective upon its appointment, and the former Administrative Agent's rights, powers and duties as Administrative Agent shall be terminated, without any other or further act or deed on the part of such former Administrative Agent or any of the parties to this Agreement. After any retiring Administrative Agent's resignation as Administrative Agent, the provisions of this Section shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Administrative Agent under this Agreement. In the event the Administrative Agent resigns pursuant to this Section 8.09 the Administrative Agent shall also resign in its capacity as Issuing Lender and Swingline Lender.

         SECTION 8.10 Issuing Lender

         Each Lender hereby acknowledges that the provisions of this Article VIII shall apply to the Issuing Lender in its capacity as such, in the same manner as such provisions are expressly stated to apply to the Administrative Agent.

         SECTION 8.11 Notices; Actions Under Loan Documents

         All notices received by the Issuing Lender pursuant to this Agreement or any other Loan Document shall be promptly delivered by the receiving party to the Administrative Agent, for distribution to the Lenders, and any notices, reports or other documents received by the Administrative Agent pursuant to this Agreement shall be promptly delivered to the Issuing Lender and the Lenders. The Issuing Lender hereby agrees not to amend or waive any provision or consent to the amendment or waiver of any Loan Document without the consent of the Required Lenders (or, to the extent required pursuant to Section 9.01, all of the Lenders).

                             [End of Article VIII]

                                   ARTICLE IX
                                  MISCELLANEOUS

         SECTION 9.01 Amendments, Etc.

         No amendment or waiver of any provision of this Agreement, nor consent to any departure by the Borrower therefrom, shall in any event be effective unless the same shall be in writing and signed by the Required Lenders and the Borrower, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, that no such waiver and no such amendment, supplement or modification shall without the written consent of all the Lenders (a) extend the Termination Date or the maturity of any Loan or unreimbursed drawing, or reduce the rate or extend the time of payment of interest in respect thereof, or reduce any fee payable to any Lender hereunder or extend the time for the payment thereof or change the amount of any Lender's Commitment, in each case without the written consent of all the Lenders, (b) amend, modify or waive any provision of this Section 9.01 or
Section 9.09(e) or reduce the percentage specified in the definition of Required Lenders, or consent to the assignment or transfer by the Borrower of any of its rights and obligations under this Agreement, in each case without the written consent of all the Lenders, (c) amend, modify or waive any provision of Article VIII without the written consent of the Administrative Agent,
(d) waive, modify or eliminate any of the conditions precedent specified in
Article IV, in each case without the written consent of all the Lenders, (e) forgive principal, interest, fees or other amounts payable hereunder, or (f) waive any requirement for the release of collateral.

         SECTION 9.02 Notices, Etc.

         All notices and other communications provided for hereunder shall be in writing (including telegraphic communication) and mailed, telecopied, telegraphed or delivered as follows:

         The Borrower:

                  South Jersey Gas Company
                  1 South Jersey Plaza
                  Folsom, New Jersey 08037
                  Attention:  Stephen H. Clark
                  Telecopy No.:  (609) 561-8225

         With a copy to:

                  Cozen O'Connor
                  The Atrium
                  1900 Market Street
                  Philadelphia, Pennsylvania 19103
                  Attention:  Richard J. Busis, Esq.
                  Telecopy No.:  (215) 665-2013

         The Administrative Agent or the Issuing Lender:

                  Wachovia Bank, National Association
                  301 South College Street
                  One Wachovia Center
                  Charlotte, North Carolina 28288-0760
                  Attention: Lawrence P. Sullivan
                  Telecopy No.: (704) 383-6647

         With a copy to:

                  Wachovia Bank, National Association
                  201 South College Street
                  Charlotte, North Carolina 28288-0680
                  Attention: Agency Services
                  Telecopy No.: (704) 383-0288

         With a copy to:

                  Parker, Poe, Adams & Bernstein L.L.P.
                  Three Wachovia Center
                  401 South Tryon Street
                  Suite 3000
                  Charlotte, North Carolina 28202
                  Attention:  Paul S. Donohue, Esq.
                  Telecopy No.: (704) 334-4706

and if to any Lender, at its address or telecopy number set forth on Schedule I hereto; or, as to each party, at such other address as shall be designated by such party in a written notice to the other parties. All such notices and communications shall, when mailed, be effective three (3) days after being deposited in the mails or when sent by telecopy or telex or delivered to the telegraph company, respectively, addressed as aforesaid.

         SECTION 9.03 No Waiver; Remedies

         No failure on the part of the Administrative Agent, the Issuing Lender or any Lender to exercise, and no delay in exercising, any right hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any right hereunder preclude any other or further exercise thereof or the exercise of any other right. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

         SECTION 9.04 Set-off

         (a) Upon the occurrence and during the continuance of any Event of Default, the Administrative Agent and each Lender is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set-off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by the Administrative Agent or such Lender to or for the credit or the account of the Borrower against any and all of the obligations of the Borrower now or hereafter existing under this Agreement, irrespective of whether or not the Administrative Agent or such Lender shall have made any demand hereunder and although such obligations may be contingent or unmatured.

         (b) If any Lender (a "Benefited Lender") shall at any time receive any payment of all or part of the Extensions of Credit or other obligations of the Borrower to it hereunder (such Lender's "Borrower Obligations"), or interest thereon, or receive any collateral in respect thereof (whether voluntarily or involuntarily, by set-off, pursuant to events or proceedings of the nature referred to in Section 7.01(e), or otherwise), in a greater proportion than any such payment to or collateral received by any other Lender, if any, in respect of such other Lender's Borrower Obligations, or interest thereon, such Benefited Lender shall purchase for cash from the other Lenders such portion of each such other Lender's Borrower Obligations, or shall provide such other Lenders with the benefits of any such collateral, or the proceeds thereof, as shall be necessary to cause such Benefited Lender to share the excess payment or benefits of such collateral or proceeds ratably with each of the Lenders; provided, that if all or any portion of such excess payment or benefits is thereafter recovered from such Benefited Lender, such purchase shall be rescinded, and the purchase price and benefits returned, to the extent of such recovery, but without interest. The Borrower agrees that each Lender so purchasing a portion of another Lender's Borrower Obligations may exercise all rights of payment (including, without limitation, rights of set-off) with respect to such portion as fully as if such Lender were the direct holder of such portion.

         (c) The Administrative Agent and each Lender agree promptly to notify the Borrower after any such set-off and application referred to in subsection
(a) above; provided, that the failure to give such notice shall not affect the validity of such set-off and application. The rights of the Administrative Agent and each Lender under this Section 9.04 are in addition to other rights and remedies (including, without limitation, other rights of set-off) which the Administrative Agent and each Lender may have.

         SECTION 9.05 Indemnification

        The Borrower hereby indemnifies and holds the Issuing Lender, the Administrative Agent, the Swingline Lender and each Lender harmless from and against any and all claims, damages, losses, liabilities, costs and expenses which such party may incur or which may be claimed against such party by any
Person:

                  (a) by reason of any inaccuracy or alleged inaccuracy in any material respect, or any untrue statement or alleged untrue statement of any material fact, or by reason of the omission or alleged omission to state therein a material fact necessary to make such statements, in the light of the circumstances under which they were made, not misleading, in each case relating to any of the Loan Documents and the transactions contemplated thereby, the Disclosure Documents or in any manner, whether direct or indirect, related to this Agreement; or

                  (b) by reason of or in connection with the execution, delivery or performance of this Agreement or other Loan Documents, or any transaction contemplated by this Agreement or other Loan Documents, other than as specified in subsection (c) below; or

                  (c) by reason of or in connection with the execution and delivery or transfer of, or payment or failure to make payment under this Agreement, the Letters of Credit or any other Loan Document;

         provided, that the Borrower shall not be required to indemnify any such party pursuant to this Section 9.05(c) for any claims, damages, losses, liabilities, costs or expenses to the extent caused by (i) the Issuing Lender's willful misconduct or gross negligence in determining whether documents presented under the Letters of Credit comply with terms of the Letters of Credit or (ii) the Issuing Lender's willful or grossly negligent failure to make lawful payment under the Letters of Credit after the presentation to it of a certificate strictly complying with the terms and conditions of the Letters of Credit.

Nothing in this Section 9.05 is intended to limit the Borrower's obligations contained in Article II. Without prejudice to the survival of any other obligation of the Borrower hereunder, the indemnities and obligations of the Borrower contained in this Section 9.05 shall survive the payment in full of amounts payable pursuant to Article II and Article III and the termination of the Commitment.

         SECTION 9.06 Liability of the Lenders

        The Borrower assumes all risks of the acts or omissions of each beneficiary or transferee of the Letters of Credit with respect to their use of the Letters of Credit. None of the Issuing Lender, the Administrative Agent, the Lenders nor any of their respective officers or directors shall be liable or responsible for: (a) the use which may be made of the Letters of Credit or any acts or omissions of each beneficiary or transferee in connection therewith;
(b) the validity, sufficiency or genuineness of documents, or of any endorsement thereon, even if such documents should prove to be in any or all respects invalid, insufficient, fraudulent or forged; (c) payment by the Issuing Lender against presentation of documents which do not comply with the terms of the Letters of Credit, including failure of any documents to bear any reference or adequate reference to the Letters of Credit; or (d) any other circumstances whatsoever in making or failing to make payment under the Letters of Credit, except that the Borrower shall have a claim against the Issuing Lender and the Issuing Lender shall be liable to the Borrower, to the extent of any direct, as opposed to consequential, damages suffered by the Borrower which the Borrower proves were caused by (i) the Issuing Lender's willful misconduct or gross negligence in determining whether documents presented under the Letters of Credit are genuine or comply with the terms of the Letters of Credit or (ii) the Issuing Lender's willful or grossly negligent failure, as determined by a court of competent jurisdiction, to make lawful payment under the Letters of Credit after the presentation to it of a certificate strictly complying with the terms and conditions of the Letters of Credit. In furtherance and not in limitation of the foregoing, the Issuing Lender may accept original or facsimile (including telecopy) certificates presented under the Letters of Credit that appear on their face to be in order, without responsibility for further investigation, regardless of any notice or information to the contrary.

         SECTION 9.07 Costs, Expenses and Taxes

         (a) The Borrower agrees to pay on demand all costs and expenses in connection with the preparation, issuance, delivery, filing, recording, and administration of this Agreement, the Letters of Credit, the Extensions of Credit and any other documents which may be delivered in connection with this Agreement, including, without limitation, the reasonable fees and out-of-pocket expenses of counsel for the Administrative Agent and the Issuing Lender incurred in connection with the preparation and negotiation of this Agreement, the Letters of Credit, the Extensions of Credit and any document delivered in connection therewith and all costs and expenses incurred by the Administrative Agent (and, in the case of clause (iii) or (iv) below, any Lender) (including reasonable fees and out of pocket expenses of counsel) in connection with
(i) the transfer, drawing upon, change in terms, maintenance, renewal or cancellation of this Agreement, the Extensions of Credit and the Letters of Credit, (ii) any and all amounts which the Administrative Agent or any Lender has paid relative to the Administrative Agent's or such Lender's curing of any Event of Default resulting from the acts or omissions of the Borrower under this Agreement or any other Loan Document, (iii) the enforcement of, or protection of rights under, this Agreement or any other Loan Document (whether through negotiations, legal proceedings or otherwise), (iv) any action or proceeding relating to a court order, injunction, or other process or decree restraining or seeking to restrain the Issuing Lender from paying any amount under the Letters of Credit or (v) any waivers or consents or amendments to or in respect of this Agreement, the Extensions of Credit or the Letters of Credit requested by the Borrower. In addition, the Borrower shall pay any and all stamp and other taxes and fees payable or determined to be payable in connection with the execution, delivery, filing and recording of this Agreement, the Letters of Credit, the Extensions of Credit or any of such other documents, and agree to save the Issuing Lender, the Administrative Agent and the Lenders harmless from and against any and all liabilities with respect to or resulting from any delay in paying or omission to pay such taxes and fees.

         (b) If any payment of principal of, or Conversion of, any LIBOR Rate Loan is made other than on the last day of the Interest Period for such LIBOR Rate Loan, as a result of a payment or Conversion pursuant to Section 7.02 or for any other reason, the Borrower shall, upon demand by any Lender (with a copy of such demand to the Administrative Agent), pay to the Administrative Agent for the account of such Lender any amounts required to compensate such Lender for any additional losses, costs or expenses which it may reasonably incur as a result of such payment or Conversion, including, without limitation, any loss (including loss of anticipated profits), cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by any Lender to fund or maintain such LIBOR Rate Loan.

         SECTION 9.08 Binding Effect

         This Agreement shall become effective when it shall have been executed and delivered by the Borrower and the Issuing Lender, the Administrative Agent and the Lenders and thereafter shall (a) be binding upon the Borrower, its successors and assigns, and (b) inure to the benefit of and be enforceable by the Lenders and each of their respective successors, assigns and permitted transferees; provided, that the Borrower may not assign all or any part of its rights or obligations under this Agreement without the prior written consent of the Lenders.

         SECTION 9.09 Assignments and Participation

         (a) Each Lender may assign to one or more Eligible Assignees all or a portion of its rights and obligations under this Agreement and the Loan Documents (including, without limitation, all or a portion of its Commitment and the Extensions of Credit owing to it); provided, that (i) the Borrower (unless a Default or an Event of Default shall have occurred and be continuing) shall have consented to such assignment (such consent not to be unreasonably withheld or delayed) by signing the Assignment and Acceptance referred to in clause (iii) below, (ii) each such assignment shall be in a minimum amount of $5,000,000 (or, if less, the entire amount of such Lender's Commitment) and be of a constant, and not a varying, percentage of all of the assigning Lender's rights and obligations under this Agreement and the Loan Documents and (iii) the parties to each such assignment shall execute and deliver to the Administrative Agent, for its acceptance and recording in the Register (as defined in Section 9.09(c)), an Assignment and Acceptance, together with a processing and recordation fee of $3,500, payable by the assigning Lender or the Eligible Assignee, as agreed upon by such parties. Upon such execution, delivery, acceptance and recording, from and after the effective date specified in each Assignment and Acceptance, (x) the Eligible Assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such Assignment and Acceptance, have the rights and obligations of a Lender hereunder and (y) the Lender assignor thereunder shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights and be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto). Notwithstanding anything to the contrary contained in this Agreement, any Lender may at any time assign all or any portion of the Extensions of Credit owing to it to any Affiliate of such Lender. No such assignment referred to in the preceding sentence, other than to an Affiliate of such Lender consented to by the Borrower (such consent not to be unreasonably withheld or delayed), shall release the assigning Lender from its obligations hereunder. Nothing contained in this Section 9.09 shall be construed to relieve the Issuing Lender of any of its obligations under the Letters of Credit.

         (b) By executing and delivering an Assignment and Acceptance, the Lender assignor thereunder and the Eligible Assignee thereunder confirm to and agree with each other and the other parties hereto as follows: (i) other than as provided in such Assignment and Acceptance, such assigning Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement or any other Loan Document or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or any other Loan Document or any other instrument or document furnished pursuant hereto;
(ii) such assigning Lender makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrower or the performance or observance by the Borrower of any of its obligations under this Agreement or any other Loan Document or any other instrument or document furnished pursuant hereto or thereto; (iii) such Eligible Assignee confirms that it has received a copy of this Agreement, together with copies of the financial statements referred to in Section 5.01(f) and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (iv) such Eligible Assignee will, independently and without reliance upon the Administrative Agent, such assigning Lender or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (v) such Eligible Assignee appoints and authorizes the Administrative Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to it by the terms hereof, together with such powers as are reasonably incidental thereto; and (vi) such Eligible Assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of this Agreement are required to be performed by it as a Lender.

         (c) The Administrative Agent shall maintain at its address referred to in Section 9.02 a copy of each Assignment and Acceptance delivered to and accepted by it and a register for the recordation of the names and addresses of the Lenders and the Commitment of, and principal amount of the Extensions of Credit owing to, each Lender from time to time (the "Register"). The entries in the Register shall be conclusive and binding for all purposes, absent manifest error, and the Borrower, the Administrative Agent, the Issuing Lender and the Lenders may treat each Person whose name is recorded in the Register as a Lender hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Borrower or any Lender at any reasonable time and from time to time upon reasonable prior notice.

         (d) Upon its receipt of an Assignment and Acceptance executed by an assigning Lender and an Eligible Assignee, the Administrative Agent shall, if such Assignment and Acceptance has been completed and is in substantially the form of Exhibit I hereto, and has been signed by the Borrower (if the Borrower's consent is required), (i) accept such Assignment and Acceptance, (ii) record the information contained therein in the Register and (iii) give prompt notice of such recordation to the Borrower.

         (e) Each Lender may sell participations to one or more banks, financial institutions or other entities (a "Participant") in all or a portion of its rights and obligations under this Agreement and the Loan Documents (including, without limitation, all or a portion of its Commitment and the Extensions of Credit owing to it); provided, that (i) such Lender's obligations under this Agreement (including, without limitation, its Commitment to the Borrower hereunder) shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, and (iii) the Borrower, the Administrative Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement. Any agreement pursuant to which any Lender may grant such a participating interest shall provide that such Lender shall retain the sole right and responsibility to enforce the obligations of the Borrower hereunder including, without limitation, the right to approve any amendment, modification or waiver of any provision of this Agreement; provided, that such participation agreement may provide that such Lender will not agree to any modification, amendment or waiver of this Agreement which would
(a) waive, modify or eliminate any of the conditions precedent specified in
Article IV, (b) increase or extend the Commitments of the Lenders or subject the Lenders to any additional obligations, (c) forgive principal, interest, fees or other amounts payable hereunder or reduce the rate at which interest or any fee is calculated, (d) postpone any date fixed for any payment of principal, interest, fees or other amounts payable hereunder, (e) change the Commitment Percentage or the number of Lenders which shall be required for the Lenders or any of them to take any action hereunder, or (f) amend this Section 9.09(e).

         (f) Any Lender may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section 9.09 and in accordance with Section 9.16, disclose to the Eligible Assignee or Participant or proposed Eligible Assignee or Participant, any Information relating to the Borrower furnished to such Lender by or on behalf of the Borrower; provided, that prior to any such disclosure, the Eligible Assignee or Participant or proposed Eligible Assignee or Participant shall agree to preserve the confidentiality of any confidential information relating to the Borrower received by it from such Lender and use it only for purposes of this Agreement, the Loan Documents and the transactions contemplated hereby and thereby, or for any other reason, directly or indirectly, relating to this Agreement; provided, further, that the Eligible Assignee or Participant or proposed Eligible Assignee or Participant may disclose any such information to the extent such disclosure is required by law or requested by any regulatory authority.

         (g) Anything in this Section 9.09 to the contrary notwithstanding, any Lender may assign and pledge all or any portion of its Commitment and the Extensions of Credit and other obligations owing to it to any Federal Reserve Lender (and its transferees) as collateral security pursuant to Regulation A of the Board of Governors of the Federal Reserve System and any Operating Circular issued by such Federal Reserve Lender. No such assignment shall release the assigning Lender from its obligations hereunder.

         (h) If any Lender shall make any demand for payment under Section 2.15, then within thirty (30) days after any such demand, the Borrower may, with the approval of the Administrative Agent (which approval shall not be unreasonably withheld) and provided, that no Event of Default or Default shall then have occurred and be continuing, demand that such Lender assign in accordance with this Section 9.09 to one or more Eligible Assignees designated by the Borrower all (but not less than all) of such Lender's Commitment and the Extensions of Credit and other obligations owing to it within the period ending on such 30th day. If any such Eligible Assignee designated by the Borrower shall fail to consummate such assignment on terms reasonably acceptable to such Lender, or if the Borrower shall fail to designate any such Eligible Assignees for all or part of such Lender's Commitment or Extensions of Credit, then such demand by the Borrower shall become ineffective; it being understood for purposes of this subsection (h) that such assignment shall be conclusively deemed to be on terms reasonably acceptable to such Lender, and such Lender shall be compelled to consummate such assignment to an Eligible Assignee designated by the Borrower, if such Eligible Assignee (i) shall agree to such assignment by entering into an Assignment and Acceptance in substantially the form of Exhibit I hereto with such Lender and (ii) shall offer compensation to such Lender in an amount equal to all amounts then owing by the Borrower to such Lender hereunder, whether for principal, interest, fees, costs or expenses (other than the demanded payment referred to above and payable by the Borrower as a condition to the Borrower's right to demand such assignment), or otherwise.

         SECTION 9.10 Severability

         Any provision of this Agreement which is prohibited, unenforceable or not authorized in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition, unenforceability or non-authorization without invalidating the remaining provisions hereof or affecting the validity, enforceability or legality of such provision in any other jurisdiction.

         SECTION 9.11 Governing Law

         This agreement shall be governed by, and construed in accordance with, the laws of the state of New York.

         SECTION 9.12 Headings

         Section headings in this Agreement are included herein for convenience of reference only and shall not constitute a part of this Agreement for any other purpose.

         SECTION 9.13 Submission To Jurisdiction; Waivers

         The Borrower hereby irrevocably and unconditionally:

                  (a) submits for itself and its property in any legal action or proceeding relating to this Agreement and the other Loan Documents to which it is a party, or for recognition and enforcement of any judgment in respect thereof, to the non-exclusive general jurisdiction of the Courts of the State of New York, the courts of the United States of America for the Southern District of New York, and appellate courts from any thereof;

                  (b) consents that any such action or proceeding may be brought in such courts and waives any objection that it may now or hereafter have to the venue of any such action or proceeding in any such court or that such action or proceeding was brought in an inconvenient court and agrees not to plead or claim the same;

                  (c) agrees that service of process in any such action or proceeding may be effected by mailing a copy thereof by registered or certified mail (or any substantially similar form of mail), postage prepaid, to the Borrower at its address set forth in Section 9.02 or at such other address of which the Administrative Agent shall have been notified pursuant thereto; and

                  (d) agrees that nothing herein shall affect the right to effect service of process in any other manner permitted by law or shall limit the right to sue in any other jurisdiction.

This Section 9.13 shall not be construed to confer a benefit upon, or grant a right or privilege to, any Person other than the parties hereto.

         SECTION 9.14 Acknowledgments

         The Borrower hereby acknowledges:

                  (a) it has been advised by counsel in the negotiation, execution and delivery of this Agreement and other Loan Documents;

                  (b) neither the Administrative Agent, the Issuing Lender nor any Lender has a fiduciary relationship to the Borrower, and the relationship between the Administrative Agent, the Issuing Lender and any Lender, on the one hand, and the Borrower on the other hand, is solely that of debtor and creditor; and

                  (c) no joint venture exists between the Borrower and the Administrative Agent, the Issuing Lender or any Lender.

         SECTION 9.15 Waivers of Jury Trial

         Each of the Borrower, the Administrative Agent, the Issuing Lender and the Lenders hereby irrevocably and unconditionally waives trial by jury in any legal action or proceeding relating to this agreement or any other Loan Document and for any counterclaim therein. This Section 9.15 shall not be construed to confer a benefit upon, or grant a right or privilege to, any person other than the parties hereto.

         SECTION 9.16 Confidentiality

        (a) Each of the Administrative Agent, the Issuing Lender and the Lenders agrees to maintain the confidentiality of the Information (as defined below), and use it only for purposes of this Agreement, the Loan Documents and the transactions contemplated hereby and thereby, or for any other reason, directly or indirectly, relating to this Agreement, except that Information may be disclosed (i) to its and its Affiliates' directors, officers, employees and agents, including accountants, legal counsel and other advisors (it being understood that the Persons to whom such disclosure is made will be informed of the confidential nature of such Information and instructed to keep such Information confidential); (ii) to the extent requested by any regulatory authority; (iii) to the extent required by Applicable Law; (iv) to any other party to this Agreement; (v) in connection with the exercise of any remedies hereunder or any suit, action or proceeding relating to this Agreement or the enforcement of rights hereunder; (vi) subject to an agreement containing provisions substantially the same as those of this Section, to (x) any Eligible Assignee of or Participant in, or any prospective Eligible Assignee of or Participant in, any of its rights or obligations under this Agreement or (y) any direct or indirect contractual counterparty or prospective counterparty (or such contractual counterparty's or prospective counterparty's professional advisor) to any credit derivative transaction relating to obligations of the Borrower; (vii) with the written consent of the Borrower; (viii) to the extent such Information becomes publicly available other than as a result of a breach of this Section or (ix) becomes available to the Administrative Agent or any Lender on a nonconfidential basis from a source other than the Borrower and such source is not known by the Administrative Agent or such Lender to be in violation of a duty of confidentiality; or (x) to the National Association of Insurance Commissioners or any other similar organization.

         (b) The Administrative Agent and the Lenders may disclose the existence of this Agreement and information about this Agreement to market data collectors, similar service providers to the lending industry, and service providers to the Administrative Agent and the Lenders in connection with the administration and management of this Agreement, the other Loan Documents, the Commitments, and the Extensions of Credit; provided, however, that information disclosed by the Administrative Agent or any Lender to any such market data collectors or similar service providers shall be of a type generally provided to such Persons in other transactions. For the purposes of this Section 9.16, "Information" means all non-public information received from the Borrower relating to the Borrower or its business. Notwithstanding anything herein to the contrary, Information, for purposes of this Section 9.16, shall not include, and the Administrative Agent and each Lender may disclose to any and all Persons, without limitation of any kind, any information with respect to the U.S. federal income tax treatment and U.S. federal income tax structure of the transactions contemplated hereby and all materials of any kind (including opinions or other tax analyses) that are provided to the Administrative Agent or such Lender relating to such tax treatment and tax structure.

         (c) The Borrower acknowledges that one or more of the Lenders may treat its Loans as part of a transaction that is subject to Treasury Regulation
Section 1.6011-4 or Section 301.6112-1, and the Administrative Agent and such Lender or Lenders, as applicable, may file such IRS forms or maintain such lists or other records as they may determine are required by such Treasury Regulations.

         (d) Any Person required to maintain the confidentiality of Information as provided in this Section 9.16 shall be considered to have complied with its obligation to do so if such Person has exercised the same degree of care to maintain the confidentiality of such Information as such Person would accord to its own confidential information. Each of the Administrative Agent, the Issuing Lender, the Lenders and the Participants shall promptly notify the Borrower of its receipt of any subpoena or similar process or authority, unless prohibited therefrom by the issuing Person.

         SECTION 9.17 Execution in Counterparts

        This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

                        [SIGNATURE PAGES ATTACHED]

         IN WITNESS WHEREOF, the parties hereto have caused his Agreement to be duly executed and delivered by their respective duly authorized officers as of the date first above written.
                                       THE BORROWER:


                                       SOUTH JERSEY GAS COMPANY


                                       By:  /s/ David A. Kindlick
                                            --------------------------------
                                            David A. Kindlick
                                            Executive Vice President & Chief
                                              Financial Officer

          Counterpart signature page to the Three Year Revolving Credit
                     Agreement] dated as of August 21, 2003
                         among South Jersey Gas Company
Wachovia Bank, National Association and the participating banks a party thereto




                                       WACHOVIA BANK, NATIONAL ASSOCIATION,
                                       as Administrative Agent, as Issuing
                                       Lender, as Swingline Lender and as a
                                       Lender



                                       By:  /s/ Lawrence P. Sullivan
                                            --------------------------------
                                            Name:Lawrence P. Sullivan
                                            Title:Vice President

          Counterpart signature page to the Three Year Revolving Credit
                     Agreement dated as of August 21, 2003
                         among South Jersey Gas Company
 Wachovia Bank, National Association and the participating banks a party thereto




                                       CITIZENS BANK OF PENNSYLVANIA,
                                       as Co-Syndication Agent and as a Lender



                                       By:   /s/ Stephen M. Wilus
                                            --------------------------------
                                            Name:
                                            Title:

Counterpart signature page to the Three Year Revolving Credit Agreement dated as of August 21, 2003
                         among South Jersey Gas Company
 Wachovia Bank, National Association and the participating banks a party thereto




                                       JP MORGAN CHASE BANK,
                                       as Co-Syndication Agent and as a Lender


                                       By:  /s/ Brendan L. Walsh
                                            ---------------------------------
                                            Name: Brendan L. Walsh
                                            Title:Vice President

Counterpart signature page to the Three Year Revolving Credit Agreement dated as of August 21, 2003
                         among South Jersey Gas Company
 Wachovia Bank, National Association and the participating banks a party thereto




                                       PNC BANK NATIONAL ASSOCIATION,
                                       as Co-Syndication Agent and as a Lender


                                       By:  /s/ Denise D. Killen
                                            ---------------------------------
                                            Name:Denise D. Killen
                                            Title: Vice President

Counterpart signature page to the Three Year Revolving Credit Agreement dated as of August 21, 2003
                         among South Jersey Gas Company
 Wachovia Bank, National Association and the participating banks a party thereto




                                       BANK OF NEW YORK,
                                       as a Lender



                                       By:  /s/ Charlotte Sohn Fuiks

                                            ---------------------------------
                                            Name: Charlotte Sohn Fuiks
                                            Title:Vice President

Counterpart signature page to the Three Year Revolving Credit Agreement dated as of August 21, 2003
                         among South Jersey Gas Company
 Wachovia Bank, National Association and the participating banks a party thereto




                                       FLEET NATIONAL BANK,
                                       as a Lender



                                       By:  /s/ Russ J. Lopinto
                                            ---------------------------------
                                            Name: Russ J. Lopinto
                                            Title: Senior Vice President

Counterpart signature page to the Three Year Revolving Credit Agreement dated as of August 21, 2003
                         among South Jersey Gas Company
 Wachovia Bank, National Association and the participating banks a party thereto




                                       SUN NATIONAL BANK,
                                       as a Lender



                                       By:  /s/ Peter Villa
                                            ---------------------------------
                                            Name: Peter Villa
                                            Title: Vice President

Counterpart signature page to the Three Year Revolving Credit Agreement dated as of August 21, 2003
                         among South Jersey Gas Company
 Wachovia Bank, National Association and the participating banks a party thereto




                                   SCHEDULE I
                       LENDERS AND APPLICABLE LENDING OFFICES,
                     COMMITMENTS AND INITIAL COMMITMENT PERCENTAGES


Lender and Applicable
Lending Office
                                                              Initial Commitment
Applicable Lending Office              Commitment               Percentages
-------------------------              ----------               -----------

Wachovia Bank, National Association
Domestic Lending Office and            $20,000,000.00           20%
LIBOR Lending Office:
One Wachovia Center
201 South College Street
Charlotte, North Carolina 28288
Attn: Agency Services
Telephone:  (704) 374-2698
Facsimile:   (704) 383-0835

Citizens Bank of Pennsylvania          $17,142,857.14           17.1429%
CML Operations
RDC 160
One Citizens Drive
Riverside, Rhode Island  19103
Attn: Karen Hazard
Telephone: 401-734-5297
Facsimile: 401-734-5385


JPMorgan Chase Bank                    $17,142,857.14           17.1429%
695 Route 46 West
Fairfield, New Jersey 07004
Attn:  Alice Shanahan
Telephone:  (973) 439-5034
Facsimile:   (973) 439-5014

                                      I-1


PNC Bank, National Association         $17,142,857.14           17.1429%
500 First Avenue
Pittsburgh, Pennsylvania  15219
Attn: Marc Accamando
Telephone: (412) 768-7647
Facsimile: (412) 768-4586

The Bank of New York                   $10,714,285.71           10.7143%
One Wall Street, 19th Floor
New York, New York 10286
Attn:  Lisa Williams
Telephone:  (212) 635-7535
Facsimile:   (212) 635-7552


Fleet National Bank                    $10,714,285.71           10.7143%
750 Walnut Avenue
Cranford, New Jersey 07016
Attn:  Lekha Chopra
Telephone:  (908) 709-5688
Facsimile:   (908) 709-6433


Sun National Bank                      $7,142,857.14             7.1429%
401 Landis Avenue
Vineland, New Jersey  08360
Attn:  Carol A. Hallman
Telephone:  (856) 205-0222
Facsimile:  (856) 609-8543

                                      I-2


                                   Schedule II

                                    Ownership
                                    ---------

                                                 Ownership       Classification
Entity Name                Owner                  Interest         of Interest
-----------                -----                  --------         -----------

South Jersey      South Jersey Industries, Inc.     100%          Common Equity
 Gas Company

                                      II-1


                                  Schedule III

                              First Mortgage Notes
                              --------------------

                      Series                               Outstanding

         Bonds of the Seventeenth Series                    $9,089,000
         Bonds of the Eighteenth Series                    $31,850,000
         Bonds of the Nineteenth Series                    $35,000,000
         Bonds of the Twentieth Series                     $99,965,000
         Bonds of the Twenty-First Series                  $85,500,000


                                     III-1

                                                                   Exhibit 31.1
                                  CERTIFICATION

I, Charles Biscieglia, certify that:

1. I have reviewed this quarterly report on Form 10-Q of South Jersey Gas
Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
                                     SJG-28


Date: November 14, 2003             /s/ Charles Biscieglia
                                   _______________________________________
                                   Charles Biscieglia
                                   Chief Executive Officer

                                     SJG-29

                                                                   Exhibit 31.2
                                  CERTIFICATION

I, David A. Kindlick, certify that:

1. I have reviewed this quarterly report on Form 10-Q of South Jersey Gas
Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
                                     SJG-30

Date: November 14, 2003               /s/ David A. Kindlick
                                      ______________________________________
                                      David A. Kindlick
                                      Executive Vice President and
                                        Chief Financial Officer
                                     SJG-31


                                                                  Exhibit 32.1
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

         In connection with the filing of the Quarterly Report on Form 10-Q of South Jersey Gas Company (the "Company") for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles Biscieglia, Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Charles Biscieglia
_____________________________________
Name:  Charles Biscieglia
Title:  Chief Executive Officer
November 14, 2003
                                     SJG-32


                                                                   Exhibit 32.2
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

         In connection with the filing of the Quarterly Report on Form 10-Q of South Jersey Gas Company (the "Company") for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David A. Kindlick, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ David A. Kindlick
____________________________________
Name: David A. Kindlick
Title:  Chief Financial Officer
November 14, 2003
                                     SJG-33