Form 10-K
period 2003-12-31
SOUTH JERSEY GAS CO/NEW
filed 2004-03-18
CIK 1035216

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003    Commission File Number 000-22211

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

Securities registered pursuant to Section 12(b) of the Act:    None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

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


                                     PART I

                                Item 1. Business
                                ----------------

General

         The registrant, South Jersey Gas Company (SJG), a New Jersey corporation, is an operating public utility. All of the common equity securities of SJG are owned by South Jersey Industries, Inc. (SJI), its parent company, which is itself a 1934 Act reporting company.

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

         SJG serves 304,562 residential, commercial and industrial customers (at December 31, 2003) in southern New Jersey. Gas sales, transportation and capacity release for 2003 amounted to 125,024 MMcf (million cubic feet), of which 54,397 MMcf was firm sales and transportation, 2,467 MMcf was interruptible sales and transportation and 68,160 MMcf was off-system sales and capacity release. The breakdown of firm sales includes 29.1% residential, 9.9% commercial, 1.4% cogeneration and electric generation, .4% industrial and 59.2% transportation. At year-end 2003, SJG served 283,722 residential customers, 20,405 commercial customers and 435 industrial customers. This includes 2003 net additions of 7,743 residential customers, 439 commercial customers and 6 industrial customers.

         Under an agreement with Conectiv Inc., an electric utility serving southern New Jersey, SJG supplies natural gas to several electric generation facilities. This gas service is provided under the terms of a firm electric service tariff approved by the New Jersey Board of Public Utilities (BPU) on a demand/commodity basis. In 2003, .8 Bcf (billion cubic feet) was delivered under this agreement.

         SJG serviced 6 cogeneration facilities in 2003. Combined sales and transportation of natural gas to such customers amounted to approximately 3.8 Bcf in 2003.

         SJG makes wholesale gas sales for resale to gas marketers for ultimate delivery to end users. These "off-system" sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and
636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 2003, off-system sales amounted to 27.0 Bcf. Also in 2003, capacity release and storage throughput amounted to 41.1 Bcf.

         Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term "interruptible" is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG's tariffs. Usage by interruptible customers, excluding off-system customers, in 2003 amounted to approximately 2.5 Bcf, approximately 2.0 percent of the total throughput.

         No material part of SJG's business is dependent upon a single customer or a few customers.

         SJG Capital Trust, a Delaware statutory trust, was a wholly owned subsidiary of SJG, which had the sole purpose of issuing beneficial interests in its assets (Preferred Securities). The proceeds of selling such Preferred Securities were invested in Deferrable Interest Subordinated Debentures issued by SJG. SJG was the guarantor of such Preferred Securities. On November 5, 2003 the 8.35% Preferred Securities were redeemed at a price of $25 per preferred security plus interest in accordance with the terms of the Preferred Securities.

         In 2003, SJG made no public announcement of, or otherwise made public information about, a new product or industry segment that would require the investment of a material amount of the assets of SJG or which otherwise was material.

Service Territory

         The majority of SJG's residential customers reside in the northern and western portions of its service territory in Burlington, Camden, Salem and Gloucester counties. A majority of new customers reside in this section of the service territory, which includes the residential suburbs of Wilmington and Philadelphia. The franchise area to the east is centered on Atlantic City and the neighboring resort communities in Atlantic and Cape May counties, which experience large population increases in the summer months. The impact of the casino gaming industry on the Atlantic City area has resulted in the creation of new jobs and the expansion of the residential and commercial infrastructure necessary to support a developing year-round economy. Construction was completed at the beginning of July on the first new casino/hotel in 13 years, emphasizing the continued expansion of the gaming and hospitality industry in New Jersey.

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

Rates and Regulation

         As a public utility, SJG is subject to regulation by the New Jersey Board of Public Utilities (BPU). Additionally, the Natural Gas Policy Act, which was enacted in November 1978, contains provisions for Federal regulation of certain aspects of SJG's business. SJG is affected by Federal regulation with respect to transportation and pricing policies applicable to its pipeline capacity from Transcontinental Gas Pipeline Corporation, SJG's major supplier, Columbia Gas Transmission Corporation, Columbia Gulf Transmission Company, Dominion Transmission, Inc., and Texas Gas Transmission Corporation, since such services are provided under rates and terms established under the jurisdiction of the FERC.

         Retail sales by SJG are made under rate schedules within a tariff filed with and subject to the jurisdiction of the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. The tariff contains provisions permitting the recovery of environmental remediation costs associated with former manufactured gas plant sites, energy efficiency and renewable energy program costs, consumer education program costs and low income program costs. These costs are recovered through SJG's Societal Benefits Clause. The tariff also allows for the adjustment of revenues due to the impact of "temperature" fluctuations. In addition, the tariff contains provisions permitting SJG to pass on to customers increases and decreases in the cost of purchased gas supplies. The cost of gas purchased from the utility by consumers has historically been set annually by the BPU under a Levelized Gas Adjustment Clause (LGAC) within SJG's tariff. As recently approved by the BPU, in the future gas costs will be recovered through Basic Gas Supply Service ("BGSS"). When actual gas costs experienced by SJG are less than those charged to customers under BGSS, customer bills in the subsequent BGSS period(s) are adjusted to provide credits for the overrecovery with interest. When actual gas costs are more than is recovered through rates, SJG is permitted to charge customers more for gas in future periods for the underrecovery.

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

         In December 2002, the BPU approved the Basic Gas Supply Service price structure. BGSS is the gas supply service being provided by the natural gas utility. Upon implementation of BGSS in 2003, customers have the ability to make more informed decisions regarding their choices of an alternate supplier by having a utility price structure that is more consistent with market conditions. Further, BGSS provides SJG with more pricing flexibility, through automatic rate changes, conceptually resulting in the reduction of over/under-recoveries. Although the BGSS approved price structure replaced the current pricing structure in the LGAC, all other LGAC mechanisms, such as, but not limited to, deferred accounting treatment and the allowance for full recovery of natural gas costs, remain in place under BGSS.

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

         In August 2003, SJG filed a base rate case with the BPU to increase its base rate to obtain a certain level of return on its investment of capital. SJG expects the rate case to be concluded during 2004. SJG has not sought a base rate increase from the BPU since the implementation of its base rate case approved in January 1997.

         Additional information on regulatory affairs is incorporated by reference to Notes 1, 2, 6, 11 and 13 of SJG's financial statements for the year ended December 31, 2003. See Item 8.

Raw Materials

         Transportation Contracts and Storage
         ------------------------------------

         SJG has direct connections to two interstate pipeline companies, Transcontinental Gas Pipeline Corporation (Transco) and Columbia Gas Transmission Corporation (Columbia). During 2003, SJG purchased and had delivered approximately 51.7 Bcf of natural gas for distribution to both on-system and off-system customers. Of this total, 38.4 Bcf was transported on the Transco pipeline system and 13.3 Bcf was transported on the Columbia pipeline system. SJG also secures firm transportation and other long term services from three additional pipelines upstream of the Transco and Columbia systems. They include: Columbia Gulf Transmission Company (Columbia Gulf), Texas Gas Transmission Corporation (Texas Gas) and Dominion Transmission Inc. (Dominion). Services provided by these upstream pipelines are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above mentioned pipelines are subject to the jurisdiction of the Federal Energy Regulation Commission (FERC).

         Transco:

         Transco is SJG's largest supplier of long-term gas transmission services. These services include five year-round and one seasonal firm transportation (FT) service arrangements. When combined, these services enable SJG to purchase from third parties and have delivered to its city gate stations by Transco a total of 169,589 Thousand Cubic Feet of gas per day (Mcf/d). The terms of the year-round agreements extend for various periods from 2004 to 2010 while the term of the seasonal agreement extends to 2011.

         SJG also has seven long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 10.1 Bcf. Through these services, SJG can inject gas into market area storage during periods of low demand and withdraw gas at a rate of up to 86,973 Mcf per day during periods of high demand. The terms of the storage service agreements extend for various periods from 2004 to 2017.

         Dominion:

         Effective April 1, 2003, SJG regained control of its Dominion GSS Storage Service which had been released to Sempra Energy Trading Corporation. This storage service provided a maximum withdrawal capacity of 9,662 Mcf/d during the period between November 16th and March 31st of winter season with 408,696 Mcf of storage capacity. Gas is delivered through both the Dominion and Transco pipeline systems.

         Columbia:

         SJG has two firm transportation agreements with Columbia which, when combined, provide for 43,500 Mcf/d of firm deliverability.

         SJG also subscribes to a firm storage service from Columbia, to March 31, 2009, which provides a maximum withdrawal quantity of 51,102 Mcf/d during the winter season with an associated 3,355,557 Mcf of storage capacity.

         Gas Supplies
         ------------

         SJG has two long-term gas supply agreements with a single producer and marketer that expire in 2006. Under these agreements, SJG can purchase up to 6,798,628 Mcf of natural gas per year. When advantageous, SJG can purchase spot supplies of natural gas in place of or in addition to those volumes reserved under long-term agreements. In recent years, SJG replaced long-term gas supply contracts with short-term agreements. The short-term agreements are typically for several months in duration.

         Supplemental Gas Supplies
         -------------------------

         During 2003, SJG entered into a Liquefied Natural Gas (LNG)liquefaction service agreement with a third party provider which extends through March, 2004. SJG's contract quantity under the agreement is 186,047 Mcf. LNG supplied by this vendor is transported to SJG's McKee City, New Jersey LNG storage facility by truck.

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

         Peak-Day Supply
         ---------------

         SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees F. Gas demand on such a design day was estimated for the 2003-2004 winter season to be 496,304 Mcf. SJG projects that it has adequate supplies and interstate pipeline entitlements to meet its design requirements. On January 23, 2003, SJG experienced its highest peak-day demand for the year of 403,575 Mcf with an average temperature of 15.35 degrees F.

         Natural Gas Prices
         ------------------

         SJG's average cost of natural gas purchased in 2003, 2002 and 2001, including demand charges was $6.74 per Mcf, $4.46 per Mcf and $6.80 per Mcf, respectively.

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

Competition

         SJG's franchises are non-exclusive, however, currently no other utility is providing natural gas service within its territory. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. The market for natural gas commodity sales is subject to competition as a result of deregulation. Through its tariff, SJG has promoted competition while maintaining its margins. Substantially all of SJG's profits are from the transportation rather than the sale of the commodity. SJG has maintained its focus on being a low-cost provider of natural gas and energy services. SJG also competes with other marketers/brokers in the selling of wholesale natural gas services.

Research

         During the last three fiscal years, SJG did not engage in research activities to any material extent.

Environmental Matters

         Information on environmental matters is incorporated by reference to
Note 13 to SJG's financial statements for the year ended December
31, 2003. See Item 8.

Employees

         SJG had a total of 578 employees as of December 31, 2003  Of that
total, 377 employees are unionized.   328 and 49 are covered under collective
bargaining agreements that expire in January 2005 and January 2008, respectively.

Financial Information About Foreign and Domestic Operations and Export Sales

         SJG has no foreign operations and export sales are not a part of its business.


                               Item 2. Properties
                               ------------------

         The principal property of SJG consists of its gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG's distribution systems for delivery to customers. As of December 31, 2003, there were approximately 92 miles of mains in the transmission systems and 5,358 miles of mains in the distribution systems.

         SJG owns office and service buildings, including its corporate headquarters, at seven locations in the territory. There is also a liquefied natural gas storage and vaporization facility at one of those locations.

         As of December 31, 2003, the SJG utility plant had a gross book value of $894.6 million and a net book value, after accumulated depreciation, of $639.6 million. In 2003, $53.2 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $5.4 million. Construction and remediation expenditures for 2004 are currently expected to approximate $67.8 million.

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


                            Item 3. Legal Proceedings
                            -------------------------

         SJG is subject to claims which arise in the ordinary course of its business and other legal proceedings. We accrue liabilities related to these claims when we can determine the amount or range of amounts of likely settlement costs for these claims. We also maintain insurance and record probable insurance recoveries relating to outstanding claims. Management of SJG believes that any pending or potential legal proceedings will not materially affect its operations, financial position, or liquidity.


           Item 4. Submission Of Matters To A Vote of Security Holders
           -----------------------------------------------------------

                                 Not applicable.

                                     PART II

              Item 5. Market for the Registrant's Common Stock and
              ----------------------------------------------------
                           Related Stockholder Matters
                           ---------------------------

         Common equity securities of SJG, owned by its parent company, South Jersey Industries, Inc., are not traded on any stock exchange. SJG has preferred stock outstanding but shares are not traded on a public exchange.

         SJG is restricted under its First Mortgage Indenture, as supplemented, as to the amount of cash dividends or other distributions that may be paid on its common stock. As of December 31, 2003, these restrictions did not affect the amount that may be distributed from SJG's retained earnings. No dividends were declared on SJG's common stock in 2003 and $10.7 million were declared in 2002.

         If preferred stock dividends are in arrears, no dividends may be declared or paid, or other distribution made on the common stock of SJG. If four or more quarterly dividends are in arrears, the Preferred Shareholders may elect a majority of SJG's directors. See Note 4 of SJG's financial statements for additional information on Capitalization. See Item 8.

                         Item 6. Selected Financial Data
                         -------------------------------

         The following financial data has been obtained from SJG's audited financial statements:

                               (In Thousands)


                                                                Year Ended December 31,
                                             -------------------------------------------------------------
                                                 2003        2002        2001         2000        1999
                                             -------------------------------------------------------------

Operating Revenues                               $528,066    $417,263    $475,461     $445,818    $348,074
                                             =============================================================
Operating Income                                  $65,420     $60,874     $60,462      $62,619     $58,304
                                             =============================================================
Income before Preferred Dividend
 Requirement and Discontinued Operations           26,743      23,357      21,666       22,006      20,529

Preferred Dividend Requirements                      -135        -135        -139         -151        -162
                                             -------------------------------------------------------------
Income from Continuing Operations                  26,608      23,222      21,527       21,855      20,367

(Loss) Income from Discontinued Operations              0         -29        -207          -76          15
                                             -------------------------------------------------------------
Net Income Applicable to Common Stock             $26,608     $23,193     $21,320      $21,779     $20,382
                                             =============================================================

Average Shares of Common Stock Outstanding      2,339,139   2,339,139   2,339,139    2,339,139   2,339,139

Ratio of Earnings to Fixed Charges (1)               3.3x        2.9x        2.6x         2.6x        2.5x


                                                                  As of December 31,
                                             -------------------------------------------------------------
                                                 2003        2002        2001         2000        1999
                                             -------------------------------------------------------------
Property, Plant and Equipment, Net (2)           $684,823    $651,486    $622,115     $592,250    $562,921
                                             =============================================================
Total Assets (2)                                 $946,282    $916,400    $898,604     $878,146    $783,368
                                             =============================================================

Capitalization:
  Common Equity (3)                              $269,800    $214,224    $205,982     $197,101    $182,122
  Preferred Stock (4)                               1,690       1,690       1,690        1,804       2,044
  Long-Term Debt (4)                              263,781     235,098     266,329      241,063     219,643
                                             -------------------------------------------------------------

      Total                                      $535,271    $451,012    $474,001     $439,968    $403,809
                                             =============================================================


(1)   The ratio of earnings to fixed charges represents, on a pre-tax basis, the number of times earnings cover fixed charges.  Earnings consist of net income, to which has been added fixed charges and taxes based on income of the company before discontinued operations.  Fixed charges consist of interest charges and preferred securities dividend requirements and an interest factor in rentals on a pre-tax basis.

(2)   Prior years have been restated as cost of removal  has been reclassified from Accumulated Depreciation to Other
       Liabilities ( see new accounting pronouncements in Note 1 to the financial statements).

(3)  Included are cash contributions to capital as follows:  2003 - $20.0 million; 2002 - $2.5 million; 2001 - $7.0 million;
       2000 - $8.0 million; 1999 - $15.0  million.

(4)  Prior years have been restated to reclassify $35.0 million of Company Guaranteed Mandatorily Redeemable
       Preferred Securities of Subsidiary Trust, in accordance with FASB Interpretation No. 46 ( See new accounting pronouncements in Note 1 to the financial statements).

                                      -10-


Comparative statistical data related to revenues and gas throughput is as follows:

                             SOUTH JERSEY GAS COMPANY COMPARATIVE OPERATING STATISTICS

                                                  2003          2002           2001          2000          1999
                                               -----------  ------------  -------------  ------------  ------------

Operating Revenues (Thousands):
 Firm
   Residential                                   $ 193,725     $ 174,252      $ 201,531     $ 172,418     $ 152,946
   Commercial                                       58,749        52,300         76,416        49,669        35,064
   Industrial                                        5,635         4,512          4,250         5,265         4,879
   Cogeneration & Electric Generation                6,513         9,363          7,405        11,016         8,496
   Firm Transportation                              74,080        49,436         29,565        38,213        33,125
                                               -----------  ------------  -------------  ------------  ------------

      Total Firm                                   338,702       289,863        319,167       276,581       234,510

 Interruptible                                       1,682         1,142          1,485         1,695         1,645
 Interruptible Transportation                        1,121         1,567          1,268         1,531         1,724
 Off-System                                        176,555       115,714        145,530       160,208       104,142
 Capacity Release & Storage                          6,686         5,365          5,596         4,411         4,193
 Other                                               3,320         3,612          2,415         1,392         1,860
                                               -----------  ------------  -------------  ------------  ------------

      Total Operating Revenues                   $ 528,066     $ 417,263      $ 475,461     $ 445,818     $ 348,074
                                               ===========  ============  =============  ============  ============

Throughput (MMcf):
 Firm
   Residential                                      15,843        15,519         17,390        19,124        17,741
   Commercial                                        5,351         5,273          7,544         6,191         4,634
   Industrial                                          212           202            248           282           246
   Cogeneration & Electric Generation                  777         1,986          1,519         2,046         2,316
   Firm Transportation                              32,214        26,470         22,085        26,114        25,143
                                               -----------  ------------  -------------  ------------  ------------

      Total Firm Throughput                         54,397        49,450         48,786        53,757        50,080
                                               -----------  ------------  -------------  ------------  ------------

 Interruptible                                         220           198            207           207           383
 Interruptible Transportation                        2,247         3,189          2,638         3,022         3,628
 Off-System                                         27,041        29,980         30,117        38,097        42,480
 Capacity Release & Storage                         41,119        38,048         27,187        37,445        29,247
                                               -----------  ------------  -------------  ------------  ------------

      Total Throughput                             125,024       120,865        108,935       132,528       125,818
                                               ===========  ============  =============  ============  ============

Number of Customers at Year End:
   Residential                                     283,722       275,979        268,046       261,621       254,601
   Commercial                                       20,405        19,966         19,542        19,319        18,894
   Industrial                                          435           429            420           410           404
                                               -----------  ------------  -------------  ------------  ------------

      Total Customers                              304,562       296,374        288,008       281,350       273,899
                                               ===========  ============  =============  ============  ============

Maximum Daily Sendout (MMcf)                           422           344            326           375           324
                                               ===========  ============  =============  ============  ============

Annual Degree Days                                   4,929         4,380          4,495         4,942         4,468
                                               ===========  ============  =============  ============  ============

Normal Degree Days *                                 4,613         4,625          4,625         4,639         4,664
                                               ===========  ============  =============  ============  ============


*  Average degree days recorded in SJG service territory during 20-year period ended June 30 of prior year.

                                      -11-

           Item 7. Management's Discussion and Analysis of Results of
           ----------------------------------------------------------
                       Operations and Financial Condition
                       ----------------------------------


 Overview

         South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributed natural gas in the seven southernmost counties of New Jersey to 304,562 customers at December 31, 2003 compared with 296,374 customers at December 31, 2002. SJG also:

        o sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system;

        o transports natural gas purchased directly from producers or suppliers for its own sales and for some of its customers; and

        o services appliances via the sale of appliance warranty programs as well as on a time and materials basis.

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

Critical Accounting Policies

Estimates and Assumptions:
-------------------------

         As described in the footnotes to our financial statements, management must make estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results could differ from those estimates. Four types of transactions presented in our financial statements require a significant amount of judgment and estimation. These relate to regulatory assets, environmental remediation costs, postretirement employee benefit costs and unbilled revenues.

         The New Jersey Board of Public Utilities (BPU) has reviewed and approved, through specific orders, most of the items shown as regulatory assets. Other items represent costs that were not yet approved by the BPU for recovery, but are the subject of current filings. In recording these costs as regulatory assets, management believes the costs are probable of recovery under existing rate-making concepts that are embodied in current rate orders received by SJG. However, ultimate recovery is subject to BPU approval.

                                      -12-

         An outside consulting firm assists us in estimating future costs for environmental remediation activities. We estimate future costs based on projected investigation and work plans using existing technologies. Developing a single reliable estimation point is not feasible because of the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Therefore, we estimate the range of future costs at $51.0 million to $162.3 million. In preparing financial statements, we record liabilities for future costs using the lower end of the range. We update estimates each year to take into account past efforts, changes in work plans and remediation technologies.

         The costs of providing postretirement employee benefits are impacted by actual plan experience as well as assumptions of future experience. Employee demographics, plan contributions, investment performance, and actuarial assumptions concerning return on plan assets, discount rates and health care cost trends all have a significant impact on determining our projected benefit obligations. Actuarial assumptions are evaluated annually with the assistance of our investment manager and actuary and adjusted accordingly. These adjustments could result in significant changes to the net periodic benefit cost of providing such benefits and the related liability recognized by SJG.

         A majority of SJG's customers have their meters read on a cycle basis throughout the month. As a result, recognized revenues include estimates as described below.

Revenue Recognition:
-------------------

         SJG bills customers monthly for gas delivered and recognizes those revenues during the month. For SJG customers that are not billed at the end of each month, we make an accrual to recognize revenues for gas delivered from the date of the last meter reading to the end of the month. We bill our customers at rates approved by the BPU.

         We defer and recognize revenues related to SJG's appliance service contracts over the full 12-month term of the contract as earned.

         The BPU allows us to recover gas costs in rates through the Basic Gas Supply Service (BGSS) price structure (formerly known as the Levelized Gas Adjustment Clause). We defer over/under-recoveries of gas costs and include them in subsequent adjustments to the BGSS rate or other similar rate recovery mechanism. These adjustments result in over/under-recoveries of gas costs being included in rates during future periods. As a result of these deferrals, utility revenue recognition does not directly translate to profitability. While we realize profits on gas sales during the month of providing the utility service, significant shifts in revenue recognition may result from the various recovery clauses approved by the BPU (See Recent Regulatory Actions) without shifting profits between periods, as these clauses provide for recovery of costs on a dollar-for-dollar basis.

New Accounting Pronouncements

         See detailed discussions concerning New Accounting Pronouncements and their impact on SJG in Note 1 to the Financial Statements.

Temperature Adjustment Clause

         A Board of Public Utilities approved Temperature Adjustment Clause
(TAC) decreased SJG's net income by $1.7 million in 2003. The TAC increased net income by $2.3 million and $2.0 million in 2002 and 2001, respectively. The clause is designed to mitigate the effect of variations in heating season temperatures from historical norms. While we record the revenue and income impacts of TAC adjustments as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next clause year. Each TAC year begins October 1.

                                      -13-
Recent Regulatory Actions

         In November 2001, SJG filed for a $2.7 million rate increase to recover the cash related to a prior net deficiency in the Temperature Adjustment Clause
(TAC). Additionally, in September 2002, SJG filed for an $8.6 million rate increase to recover the cash related to a TAC deficiency resulting from warmer-than-normal weather for the 2001-2002 winter. As a result of the colder-than-normal 2002-2003 winter, the cumulative TAC deficiency decreased to $5.7 million. In August 2003, the BPU approved the recovery of the $5.7 million TAC deficiency, effective September 1, 2003.

         During 2002, the BPU convened a gas policy group to address Basic Gas Supply Service (BGSS), which is the gas supply service being provided by the natural gas utility. In December 2002, the BPU approved the proposed BGSS price structure. The BGSS approved price structure replaced the Levelized Gas Adjustment Clause (LGAC) pricing structure. The LGAC was structured to reset gas charges to consumers once per year. The BGSS resets gas prices monthly for larger customers, and for smaller customers permits multiple resets each year, if certain conditions are met. With the implementation of BGSS in March 2003, customers can make more informed decisions about choosing an alternate supplier by having a utility pricing structure that more currently reflects market conditions. Further, BGSS provides SJG with more pricing flexibility, through self-implementing rate changes under certain conditions and limitations, conceptually resulting in the reduction of over/under-recoveries. LGAC-related mechanisms, such as deferred accounting treatment, the sharing of pre-tax margins generated by interruptible and off-system sales and transportation, and the allowance for full recovery of prudently incurred natural gas costs, remain in place under BGSS.

         In August 2002, SJG filed for a Societal Benefits Clause (SBC) rate increase. The SBC recovers costs related to BPU-mandated programs and environmental remediation costs that are recovered through SJG's Remediation Adjustment Clause; energy efficiency and renewable energy program costs that are recovered through SJG's New Jersey Clean Energy Programs; consumer education program costs; and the interim low income program costs. In August 2003, the BPU approved a $6.7 million increase to SJG's SBC, effective September 1, 2003. This approval increases the current annual recovery level of $6.7 million to $13.4 million.

         Also in August 2002, SJG filed a petition with the BPU to transfer its appliance service business from the regulated utility into a newly created unregulated company. As filed, the newly created company would have the flexibility to be more responsive to competition and customer needs by expanding and modifying its service offerings in an unregulated environment.

         In September 2002, SJG filed with the BPU to maintain its current BGSS rate through October 2003. However, due to price increases in the wholesale market, in February 2003, SJG filed an amendment to the September 2002 filing. In April 2003, the BPU approved a $16.6 million increase to SJG's annual gas cost revenues.

         In March 2003, the BPU approved a statewide Universal Service Fund
(USF) program on a permanent basis. In June 2003, the BPU established a statewide program through which funds for the USF and Lifeline Credit and Tenants Assistance (Lifeline) Programs would be collected from customers of all electric and gas utilities in the state. The BPU ordered that utility rates be set to recover a total statewide USF budget of $33.0 million, and a total Lifeline budget of $72.0 million. Recovery rates for both programs were implemented on August 1, 2003.

         In July 2003, SJG made its annual BGSS filing, as amended, with the BPU. Due to further price increases in the wholesale market, SJG filed for a $24.0 million increase to its annual gas cost revenues. In August 2003, the BPU approved SJG's price increase on a provisional basis, subject to refund with interest, effective September 1, 2003.


                                      -14-

         In August 2003, SJG filed a base rate case with the BPU to increase its base rate to obtain a certain level of return on its investment of capital. SJG expects the rate case to be concluded during 2004. SJG has not sought a base rate increase from the BPU since the implementation of its base rate case approval in January 1997.

         Filings and petitions described above are still pending unless otherwise indicated. Additional discussion concerning Regulatory Actions can be found in Note 2 to the Financial Statements.

Environmental Remediation:
-------------------------

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

         We believe that all costs incurred net of insurance recoveries relating to the MGP sites will be recovered through rates under SJG's Remediation Adjustment Clause (RAC). The RAC currently permits SJG to recover incurred costs in equal installments over 7-year periods with carrying costs. As of December 31, 2003, SJG has $4.1 million of remediation costs not yet recovered through rates.

         Other matters are incorporated by reference to Note 13 to the Financial Statements included as part of this report.

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

 Mandatorily Redeemable Preferred Securities

         SJG's statutory trust affiliate, SJG Capital Trust, had issued $35 million of 8.35% SJG-Guaranteed Mandatorily Redeemable Preferred Securities. The securities traded on the New York Stock Exchange under the symbol SJI.T until being redeemed in November 2003.

Customer Choice Legislation

         All residential natural gas customers in New Jersey can choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of 1999. As of December 31, 2003, 102,563 SJG residential customers chose a natural gas commodity supplier other than the utility. This number increased from 88,219 at December 31, 2002 as marketers were able to offer natural gas at prices competitive with those available under regulated utility tariffs. Customers purchasing natural gas from providers other than SJG are charged for gas costs by the marketer, not SJG. The resulting decrease in SJG's revenues is offset by a corresponding decrease in SJG's gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the Basic Gas Supply Service clause as well as other costs of service including deferred costs, through tariffs.


                                      -15-
Results of Operations

Operating Revenues:
------------------

         Revenues increased $110.8 million compared with the prior year. This increase was primarily due to four factors. First, weather was 12.5% colder than last year. Second, Off-System Sales revenues increased significantly as a direct result of higher prices for natural gas sold in 2003 than in the prior year. Third, we added 8,188 customers in 2003. Finally, the BPU approved two increases in SJG's Basic Gas Supply Service clause to address the recovery of the increasing prices of natural gas sold in 2003 and an increase in SJG's Societal Benefits Clause recoveries to fund State sponsored programs (See Recent Regulatory Actions). Partially offsetting the effect of these factors was a 16.3% increase in the number of residential customers purchasing their gas from a source other than SJG. The decline in customers who purchased their natural gas from SJG directly impacted utility revenues. However, since gas costs are passed on directly to customers without any profit margin added by SJG, the increased customer usage of gas marketers did not impact SJG's profitability.

         Revenues decreased $58.2 million in 2002 compared with 2001. The decrease was primarily due to the migration of residential customers from firm gas sales to transportation, lower revenue from Off-System Sales and weather in 2002 that was 2.6% warmer than 2001. These factors more than offset the revenue increase derived from adding 8,366 customers in 2002, the largest increase in more than a decade. During 2002, the number of residential customers who purchased natural gas from third-party marketers increased by 121% as those marketers were able to offer competitive gas prices in 2002 in comparison with SJG's prices.

         As a result of SJG's Temperature Adjustment Clause (TAC), revenues from utility ratepayers are closely tied to 20-year normal temperatures calculated under the clause and not actual temperatures. While the clause significantly reduces fluctuations in revenues related to temperature, as a general rule, revenues continue to be positively impacted by colder weather and negatively impacted by warmer weather. Weather in 2003 was 12.5% colder than in 2002 and 3.8% colder than the 20-year TAC average. Weather in 2002 was 2.6% warmer than 2001 and 7.8% warmer for the year than the 20-year TAC average.

         Total gas throughput increased 3.4% to 125.0 billion cubic feet (Bcf) in 2003. The higher throughput was primarily due to the addition of 8,188 customers and colder weather experienced in 2003. Total gas throughput increased 11.0% to 120.9 Bcf in 2002. The higher throughput was almost entirely due to increased capacity release throughput. Warm weather in 2002 resulted in reduced demand for natural gas and the need for pipeline capacity to transport that gas. Consequently, SJG had more capacity available to sell in 2002 than 2001.

Gas Purchased for Resale:
------------------------

         Gas purchased for resale increased $98.4 million in 2003 compared with 2002 due principally to a significant increase in costs for both local distribution and Off-System Sales. SJG's gas cost during 2003 averaged $6.46 per decatherm (dt) compared with $4.29/dt in 2002 and $6.54/dt in 2001. Unlike gas costs associated with Off-System Sales, changes in the unit cost of gas sold to utility ratepayers do not directly affect cost of gas sold. We defer fluctuations in gas costs to ratepayers not reflected in current rates to future periods under a BPU-approved Basic Gas Supply Service (BGSS) price structure, formerly known as the Levelized Gas Adjustment Clause. As described under Recent Regulatory Actions, the BPU approved two increases to SJG's BGSS clause during 2003 resulting in higher cost of gas sold and related revenue.

          SJG's cost of gas sold decreased $61.4 million in 2002 compared with 2001. Lower gas costs and sales volumes for both local distribution and Off-System Sales were responsible for the decrease. SJG passed lower gas costs on to local distribution customers through a $17.6 million refund in 2002. Warmer weather and the migration of customer gas purchases from the utility to third-party marketers were the main causes of lower sales volumes.

         Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its sales customers. We do not anticipate any difficulty renewing or replacing expiring contracts under substantially similar terms and conditions.

Operations:
----------

         A summary of net changes in operations (in thousands):

                                             2003 vs. 2002       2002 vs. 2001
                                             -------------       -------------
         Other Production Expense             $        36        $        47
         Transmission                                  59                 30
         Distribution                                (114)               590
         Customer Accounts and Services             1,427              1,889
         Sales                                        139                 90
         Administration and General                 4,224                398
                                              -----------        -----------
                  Total Operations            $     5,771        $     3,044
                                              ===========        ===========

         Distribution expenses decreased in 2003 as internal labor costs were directed more toward capital improvement activities as compared with last year. Distribution expenses increased in 2002 as the cost to maintain the utility distribution system, inclusive of implementation of new federally mandated training programs, increased over 2001.

         Customer Accounts and Services expense increased significantly in 2003 as a result of the BPU-approved increase in SJG's Societal Benefits Clause (SBC) in August 2003 (See Recent Regulatory Actions). With this approval, recoveries and a corresponding charge to expense for previously deferred costs under SJG's New Jersey Clean Energy Programs increased by $1.8 million in 2003 when compared with 2002. The BPU-approved SBC clause allows for full recovery of these deferred costs including carrying costs and, as a result, the increase in expense has no impact on SJG's net income. This increase was partially offset by lower bad debt expense in 2003 as SJG's reserve for bad debts did not require an increase as it had in 2002.

         Customer Accounts and Services expense increased significantly in 2002 primarily due to higher bad debt expense as customer account write-offs rose and SJG increased its reserve for bad debts. The higher write-off level was attributable to the unusually cold 2000-2001 winter season. In addition, the colder start to the 2002-2003 winter season resulted in the need to increase the reserve for future uncollectible account balances.

         Administrative and General (A&G) expenses increased in 2003 compared with 2002 primarily because of increasing health care and pension costs, higher insurance expense, higher stock compensation expense and bank fees. Health care and pension costs increased nearly $1.7 million from 2002 to 2003 as the cost of providing such benefits continues to increase at alarming rates. Additionally, declines in long-term interest rates resulted in an unfavorable movement in actuarially determined benefit costs (See Note 10 to the Financial Statements). Insurance expense was reduced by $0.9 million in 2002 by lowering SJG's reserve for outstanding claims following a period of favorable settlements. Finally, SJG had incurred higher annual expense associated with incentive compensation awards and additional expense associated with establishing committed bank facilities in 2003 (See Liquidity and Capital Resources). A&G expenses also increased in 2002 compared with 2001 primarily as a result of increasing health care and pension costs. These increases were partially offset by the decrease in SJG's insurance claims reserve as previously discussed.

Other Operating Expenses:

         A summary of principal changes in other operating expenses (in thousands):

                                   2003 vs. 2002           2002 vs. 2001
                                   -------------           -------------

Maintenance                         $    (423)               $  (1,670)
Depreciation                            1,313                    1,214
Energy and Other Taxes                  1,150                      180

         Maintenance expense decreased in both 2003 and 2002 primarily due to lower levels of Remediation Adjustment Clause (RAC) amortization. RAC-related expenses do not affect earnings as an offsetting amount is recognized in revenues. Depreciation was higher due to SJG's increased investment in property, plant and equipment. The increase in Energy and Other Taxes relate primarily to increases in volumes of gas sold and transported by SJG as reflected under the caption, "Operating Revenues."

Other Income and Expense:
------------------------

         Other income and expense was higher in 2002 compared with 2003 and 2001 due to a pre-tax gain of $686,000 on the sale of stock received as a result of the demutualization of Prudential's mutual life insurance company. Both 2002 and 2001 were negatively impacted by negative returns on our available-for-sale securities.

Interest Charges:
----------------

         Interest charges decreased in both 2003 and 2002 compared with the prior year due primarily to reductions in short-term rates on line of credit borrowings and the refunding of higher priced, fixed rate, long-term debt with lower cost debt. These refundings were financed during the second half of 2003 with long-term debt issuances under our Medium Term Note program at significantly lower interest rates compared with the previous long-term interest rates. We have incurred debt primarily to expand and upgrade SJG's gas transmission and distribution system, and to support seasonal working capital needs related to gas inventories and customer receivables.

Discontinued Operations:
-----------------------

         In 2001, we formally discontinued the merchandising segment of our operations, which consisted of retail sales of natural gas appliances. The loss in 2001 was primarily due to the cost associated with discontinuing these activities. Additional losses in 2002 were the result of reevaluating the reserve for future cost necessary to complete the exit of this segment of operations and recognizing that additional future costs will be incurred.

Net Income Applicable to Common Stock:
-------------------------------------

         Net income increased $3.4 million, or 14.6%, to $26.6 million in 2003 as compared with $23.2 million in 2002. Net income in 2002 increased $1.9 million, or 8.8%, as compared with $21.3 million in 2001. Reasons for the increases in net income in 2003 and 2002 are discussed in detail above.

Liquidity and Capital Resources:
-------------------------------

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

         We first seek to meet liquidity needs with net cash provided by operating activities. Net cash provided by operating activities totaled $79.3 million, $72.6 million and $15.1 million in 2003, 2002 and 2001, respectively. Net cash provided by operating activities varies from year to year primarily due to the impact of weather on customer demand and related gas purchases, inventory utilization and gas cost recoveries. We utilize short-term borrowings under lines of credit from commercial banks to supplement cash from operations where necessary.

         Bank credit available to SJG totaled $176.0 million at December 31, 2003, of which $87.2 million was used. Those bank facilities consist of a $100.0 million, 3-year revolving credit and $76.0 million of uncommitted bank lines. The revolving credits were established in August 2003 with a syndicate of banks to enhance the liquidity position of SJG. Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our business' future liquidity needs.

         SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. Since 1998, SJG has financed these needs via a 3-year Medium Term Note (MTN) program, secured in similar fashion to the First Mortgage Bonds. SJG's registration of a $150.0 million MTN program with the Securities and Exchange Commission became effective in December 2002. This program replaced the previous $100.0 million MTN program that was fully used in 2001. In July 2003, SJG issued $85.5 million of long-term debt under the program. In September, SJG issued an additional $24.5 million of MTNs. Consequently, $40.0 million of the MTN program remains available for future debt issuances. Proceeds of the July and September issues were used to refinance short-term debt outstanding under commercial bank lines and for the redemption of certain high-rate First Mortgage Bonds. Current maturities on long-term debt over the next five years are $5.3 million per year in 2004 through 2007 and $3.0 million in 2008.

         SJI contributed $20.0 million, $2.5 million and $7.0 million of capital to SJG during 2003, 2002 and 2001, respectively. Contributions of capital are credited to Other Paid-in Capital and Premium on Common Stock.


Capital Expenditures, Commitments and Contingencies

Capital Expenditures:
--------------------

         SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for 2003 amounted to $51.8 million. We estimate the net costs for 2004, 2005 and 2006 at approximately $67.8 million, $54.9 million and $50.5 million, respectively.

Commitments and Contingencies:
-----------------------------

         SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of December 31, 2003 average $45.0 million annually and total $251.6 million over the contracts' lives. Approximately 14% of the financial commitment under these contracts expires during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

         SJG's long-term, senior secured debt is rated "A" and "Baa1" by Standard & Poor's and Moody's Investor Services, respectively. These ratings have not changed in the past five years.


                                      -19-


         The following table summarizes our contractual cash obligations and their applicable payment due dates (in thousands):

                                                                   Up to        1 - 3         3 - 5     More than
         Contractual Obligations                        Total     1 Year         Years        Years       5 Years
         -----------------------                        -----     ------         -----        -----       -------

Long-Term Debt                                     $   269,054  $     5,273  $    10,546  $     8,270   $   244,965
Operating Leases                                           952          405          431           85            31
Construction Obligations                                 3,857        3,857            -            -             -
Commodity Supply
   Purchase Obligations                                251,600       44,500       80,700       70,400        56,000
Other  Purchase Obligations                              1,785        1,082          703            -             -
                                                   -----------  -----------  -----------  -----------   -----------

Total Contractual Cash Obligations                 $   527,248  $    55,117  $    92,380  $    78,755   $   300,996
                                                   ===========  ===========  ===========  ===========   ===========



         Expected environmental remediation costs are not included in the table above due to the subjective nature of such costs and time of anticipated payments.

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

Market Risks

Commodity Market Risks:
----------------------

         SJG is a regulated utility. As such, we recover gas commodity costs under the Basic Gas Supply Service Clause that is part of our tariff. While SJG is protected from gas cost fluctuations by the clause, we do not utilize forward contracts to shield our customers from gas cost fluctuations.

Interest Rate Risk:
------------------

         Our exposure to interest rate risk relates primarily to short-term, variable rate borrowings. Our short-term, variable rate debt outstanding at December 31, 2003 was $87.2 million and averaged $89.0 million during 2003. The months where outstanding variable rate debt was at its highest and lowest points were January at $155.3 million and October at $27.1 million. A hypothetical 100 basis point (1%) increase in interest rates on our average variable rate debt outstanding would result in a $525,000 increase in our annual interest expense, net of tax. We chose the 100 basis point increase for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2003 - 31 b.p. decrease; 2002 - 74 b.p. decrease; 2001 - 383 b.p. decrease; 2000 - 83 b.p. increase; and 1999 - 81 b.p. increase. For December 2003, our average interest rate on variable rate debt was 1.86%. Consequently, the interest rate reduction experienced since the beginning of 2001 cannot be duplicated.

         To reduce exposure to an interest rate increase on our variable rate debt, SJG entered into an interest rate swap agreement that became effective in June 2003, which fixed the rate on $20.0 million of variable rate debt through May 2004 at 2.24%. SJG primarily issues long-term debt at fixed rates and, consequently, interest expense on existing debt is not significantly impacted by changes in market interest rates. SJG prepaid, at par, $3.0 million of 8.6% debenture notes in February 2003. In May 2003, SJG redeemed an additional $5.1 million of 10.25% First Mortgage Bonds prior to scheduled maturity. SJG paid a premium of $110,000 to redeem that issue. In October 2003, SJG redeemed in full its 6.95% First Mortgage Bonds prior to scheduled maturity. To redeem the $31.9 million of outstanding bonds, SJG paid a premium of $1.0 million.

Ratio of Earnings to Fixed Charges

         The company's ratio of earnings to fixed charges for each of the periods indicated is as follows:
                               Year Ended December 31,
          --------------------------------------------------------------
           2003          2002         2001          2000         1999
           ----          ----         ----          ----         ----
           3.3x          2.9x         2.6x          2.6x         2.5x

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


      Item 7A. Quantitative and Qualitative Disclosures About Market Risks
      --------------------------------------------------------------------

         Information required by this item is incorporated by reference to the section entitled "Market Risks" in Item 7 on page 20 of this Form 10-K.

               Item 8. Financial Statements and Supplementary Data
               ---------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT




To the Shareholder and Board of Directors of South Jersey Gas Company:

We have audited the balance sheets of South Jersey Gas Company as of December 31, 2003 and 2002, and the related statements of income, common equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a)2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of South Jersey Gas Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 18, 2004



                            SOUTH JERSEY GAS COMPANY
                              STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------------------------------------------
                                 (In Thousands)

                                                                                        Year Ended December 31,
                                                                            -------------------------------------------------
                                                                                2003              2002             2001

                                                                            -------------------------------------------------

Operating Revenues        (Notes 1, 2 & 3)                                       $528,066          $417,263         $475,461
                                                                            --------------    --------------   --------------

Operating Expenses:
    Gas Purchased for Resale                                                      372,851           274,405          335,783
    Operations                                                                     48,729            42,958           39,914
    Maintenance                                                                     5,678             6,101            7,771
    Depreciation   (Note 1)                                                        23,663            22,350           21,136
    Energy and Other Taxes    (Notes 1 & 5)                                        11,725            10,575           10,395
                                                                            --------------    --------------   --------------

       Total Operating Expenses                                                   462,646           356,389          414,999
                                                                            --------------    --------------   --------------

Operating Income                                                                   65,420            60,874           60,462

Other Income and Expense                                                              111               333              (54)

Interest Charges                                                                   19,304            20,613           23,188
                                                                            --------------    --------------   --------------

Income Before Income Taxes                                                         46,227            40,594           37,220

Income Taxes       (Notes 1, 5 & 6)                                                19,619            17,372           15,693
                                                                            --------------    --------------   --------------

Income from Continuing Operations                                                  26,608            23,222           21,527

Loss from Discontinued Operations - Net         (Note 12)                               -               (29)            (207)
                                                                            --------------    --------------   --------------

Net Income Applicable to Common Stock                                            $ 26,608          $ 23,193         $ 21,320
                                                                            ==============    ==============   ==============


The accompanying footnotes are an integral part of the financial statements.


                        SOUTH JERSEY GAS COMPANY

                        STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------------
                             (In Thousands)

                                                                                 Year Ended December 31,
                                                                               --------------------------------------------
                                                                                   2003           2002            2001
---------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
    Net Income Applicable to Common Stock                                          $ 26,608        $ 23,193       $ 21,320
      Adjustments to Reconcile Net Income to Cash Flows
    Provided by Operating Activities:
      Depreciation and Amortization                                                  26,627          24,730         23,407
      Provision for Losses on Accounts Receivable                                     3,084           3,664          2,067
      Revenues and Fuel Costs Deferred - Net                                         29,874           6,788         (9,202)
      Deferred and Non-Current Income Taxes and Credits - Net                         1,225          11,096          5,154
      Environmental Remediation Costs - Net                                           2,323           6,361          5,643
      Additional Pension Contributions                                               (5,200)        (15,851)          (190)
      Changes in:
         Accounts Receivable                                                          6,854         (20,569)        38,337
         Inventories                                                                (18,065)         18,670        (27,790)
         Prepayments and Other Current Assets                                         1,118            (636)          (159)
         Prepaid and Accrued Taxes - Net                                              4,888           3,518          1,772
         Accounts Payable and Other Accrued Liabilities                                 515          11,977        (47,146)
         Other - Net                                                                   (531)           (381)         1,868
                                                                               -------------  --------------  -------------

           Net Cash Provided by Operating Activities                                 79,320          72,560         15,081
                                                                               -------------  --------------  -------------


Cash Flows from Investing Activities:
    Return of Investment in Affiliate                                                 1,082               -              -
    Capital Expenditures, Cost of Removal and Salvage                               (54,100)        (50,677)       (48,720)
    Purchase of Available-for-Sale Securities                                          (339)           (693)          (766)
                                                                               -------------  --------------  -------------

           Net Cash Used in Investing Activities                                    (53,357)        (51,370)       (49,486)
                                                                               -------------  --------------  -------------

Cash Flows from Financing Activities:
    Net (Repayments of) Borrowing from Lines of Credit                              (66,700)         18,400         21,600
    Proceeds from Issuance of Long-Term Debt                                        110,000               -         35,000
    Principal Repayments of Long-Term Debt                                          (86,740)        (30,268)       (11,877)
    Premium on Acquisiton of Debt                                                    (1,048)           (617)             -
    Dividends on Common Stock                                                             -         (10,700)       (17,501)
    Payments for Issuance of Long-Term Debt                                          (1,845)           (201)        (1,256)
    Additional Investment by Shareholder                                             20,000           2,500          7,000
                                                                               -------------  --------------  -------------

           Net Cash (Used in) Provided by Financing Activities                      (26,333)        (20,886)        32,966
                                                                               -------------  --------------  -------------

Net (Decrease) Increase in Cash and Cash Equivalents                                   (370)            304         (1,439)
Cash and Cash Equivalents at Beginning of Period                                      3,580           3,276          4,715
                                                                               -------------  --------------  -------------

Cash and Cash Equivalents at End of Period                                          $ 3,210         $ 3,580        $ 3,276
                                                                               =============  ==============  =============

Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
      Interest (Net of Amounts Applicable to LGAC/BGSS
         Overcollections and Amounts Capitalized)                                  $ 19,805        $ 23,710       $ 26,268
      Income Taxes (Net of Refunds)                                                $ 14,060         $ 4,779        $ 5,886

The accompanying footnotes are an integral part of the financial statements.


                           SOUTH JERSEY GAS COMPANY

                                 BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------------
                                 (In Thousands)
                                                                                                      December 31,
                                                                                             -------------------------------

                                                                                                 2003              2002
----------------------------------------------------------------------------------------------------------------------------

ASSETS

Property, Plant and Equipment:        (Notes 1, 3 & 7)
    Utility Plant, at original cost                                                            $   894,654      $   846,865
    Accumulated Depreciation                                                                      (209,831)        (195,379)
                                                                                             --------------    -------------

       Property, Plant and Equipment - Net                                                         684,823          651,486
                                                                                             --------------    -------------

Investments:
    Available-for-Sale Securities                                                                    4,497            3,407
    Investment in Affiliate                                                                              -            1,082
                                                                                             --------------    -------------

         Total Investments                                                                           4,497            4,489
                                                                                             --------------    -------------

Current Assets:
    Cash and Cash Equivalents (Notes 1 & 9)                                                          3,210            3,580
    Accounts Receivable (Notes 2 & 3)                                                               48,412           61,845
    Unbilled Revenues (Note 1)                                                                      31,070           27,570
    Provision for Uncollectibles                                                                    (3,263)          (3,258)
    Natural Gas in Storage, average cost                                                            59,432           40,769
    Materials and Supplies, average cost                                                             3,559            4,157
    Prepaid Taxes (Note 1)                                                                           2,661            2,440
    Prepaid Pension    (Note 11)                                                                    18,206                -
    Other Prepayments and Current Assets                                                             2,317            3,435
                                                                                             --------------    -------------

         Total Current Assets                                                                      165,604          140,538
                                                                                             --------------    -------------

Regulatory Assets:     (Note 1)
    Environmental Remediation Costs: (Notes 2 & 14)
       Expended - Net                                                                                4,147            6,470
       Liability for Future Expenditures                                                            50,983           48,211
    Gross Receipts and Franchise Taxes (Note 6)                                                      1,367            1,811
    Income Taxes - Flowthrough Depreciation (Note 6)                                                 7,619            8,597
    Deferred Fuel Cost - Net (Notes 1 & 2)                                                           1,720           31,594
    Deferred Postretirement Benefit Costs (Note 11)                                                  3,402            3,780
    Societal Benefit Costs (Notes 1 & 2)                                                             7,529            5,956
    Other Regulatory Assets                                                                            732              494
                                                                                             --------------    -------------

         Total Regulatory Assets                                                                    77,499          106,913
                                                                                             --------------    -------------

Other Non-Current Assets:
    Unamortized Debt Discount and Expense (Note 7)                                                   6,383            5,660
    Accounts Receivable - Merchandise                                                                4,671            1,776
    Other                                                                                            2,805            5,538
                                                                                             --------------    -------------

         Total Other Non-Current Assets                                                             13,859           12,974
                                                                                             --------------    -------------

           Total Assets                                                                        $   946,282      $   916,400
                                                                                             ==============    =============



The accompanying footnotes are an integral part of the financial statements.





                            SOUTH JERSEY GAS COMPANY

                                 BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------------
                                                                                                      December 31,
                                                                                             -------------------------------

                                                                                                 2003              2002
----------------------------------------------------------------------------------------------------------------------------

Capitalization and Liabilities

Common Equity:         (Note 10)
    Common Stock, Par Value $2.50 per share:
       Authorized - 4,000,000 shares
       Outstanding - 2,339,139 shares                                                          $     5,848      $     5,848
    Other Paid-In Capital and Premium on Common Stock                                              155,317          135,317
    Accumulated Other Comprehensive Income (Loss)                                                      279           (8,689)
    Retained Earnings                                                                              108,356           81,748
                                                                                             --------------    -------------

         Total Common Equity                                                                       269,800          214,224
                                                                                             --------------    -------------

Preferred Stock:       (Note 4)
    Redeemable Cumulative Preferred 8% Series  -  Par Value $100 per share,
       Authorized 41,966 shares, Outstanding 16,904 shares                                           1,690            1,690
                                                                                             --------------    -------------

Long-Term Debt         (Notes 7 & 8)                                                               263,781          235,098
                                                                                             --------------    -------------


         Total Capitalization                                                                      535,271          451,012
                                                                                             --------------    -------------

Current Liabilities:
    Notes Payable (Note 9)                                                                          87,200          153,900
    Current Maturities of Long-Term Debt (Note 7)                                                    5,273           10,696
    Accounts Payable (Note 3)                                                                       40,954           43,066
    Deferred Income Taxes - Net (Note 5)                                                             6,694           19,844
    Customer Deposits                                                                                7,957            6,924
    Environmental Remediation Costs (Note 14)                                                        7,630            4,852
    Taxes Accrued (Note 2)                                                                           9,321            4,212
    Derivatives                                                                                          7              142
    Interest Accrued and Other Current Liabilities                                                   9,414            7,820
                                                                                             --------------    -------------

         Total Current Liabilities                                                                 174,450          251,456
                                                                                             --------------    -------------

Deferred Credits and Other Non-Current Liabilities:
    Deferred Income Taxes - Net (Note 5)                                                           118,894           98,537
    Environmental Remediation Costs (Note 14)                                                       43,353           43,359
    Regulatory Liabilities (Note 1)                                                                 49,880            3,133
    Asset Retirement Obligation (Note 1)                                                                 -           41,434
    Pension and Other Postretirement Benefits (Note 11)                                             11,336           14,205
    Investment Tax Credits (Note 9)                                                                  3,471            3,819
    Other                                                                                            9,627            9,445
                                                                                             --------------    -------------

         Total Deferred Credits and Other Non-Current Liabilities                                  236,561          213,932
                                                                                             --------------    -------------

           Total Capitalization and Liabilities                                                $   946,282      $   916,400
                                                                                             ==============    =============



The accompanying footnotes are an integral part of the financial statements.

             SOUTH JERSEY GAS COMPANY

          STATEMENTS OF COMMON STOCK EQUITY AND COMPREHENSIVE INCOME
-------------------------------------------------------------------------------

                  (In Thousands)


                                                                Other Paid-in    Accumulated
                                                                  Capital &         Other
                                                     Common       Premium on    Comprehensive    Retained
                                                      Stock      Common Stock   (Loss) Income    Earnings      Total
-------------------------------------------------------------------------------------------------------------------------


Balance at December 31, 2000                           $ 5,848        $ 125,817     $ -         $ 65,435     $ 197,100
Net Income Applicable to Common Stock                                                             21,320        21,320
Other Comprehensive Loss, Net of Tax:*
   Minimum Pension Liability Adjustment                                            (1,939)                      (1,939)
                                                                                                            -------------
     Other Comprehensive Loss, Net of Tax*                                                                      (1,939)
                                                                                                            -------------
Comprehensive Income                                                                                            19,381
Additional Investment by Shareholder                                      7,000                                  7,000
Cash Dividends Declared - Common Stock                                                           (17,500)      (17,500)
-------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                             5,848          132,817    (1,939)        69,255       205,981
Net Income Applicable to Common Stock                                                              3,193        23,193
Other Comprehensive Loss, Net of Tax:*
   Minimum Pension Liability Adjustment                                            (6,517)                      (6,517)
   Unrealized Loss on Equity Investments                                             (149)                        (149)
   Unrealized Loss on Derivatives                                                     (84)                         (84)
                                                                                                            -------------
     Other Comprehensive Loss, Net of Tax*                                                                      (6,750)
                                                                                                            -------------
Comprehensive Income                                                                                            16,443
Additional Investment by Shareholder                                      2,500                                  2,500
Cash Dividends Declared - Common Stock                                                           (10,700)      (10,700)
-------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002                             5,848          135,317    (8,689)        81,748       214,224
Net Income Applicable to Common Stock                                                             26,608        26,608
Other Comprehensive Income, Net of Tax:*
   Minimum Pension Liability Adjustment                                             8,456                        8,456
   Unrealized Gain on Equity Investments                                               80                           80
   Unrealized Gain on Derivatives                                                     432                          432
                                                                                                            -------------
    Other Comprehensive Income, Net of Tax*                                                                       8,968
                                                                                                            -------------
Comprehensive Income                                                                                             35,576
Additional Investment by Shareholder                                     20,000                                  20,000
Cash Dividends Declared - Common Stock                                                                -               -
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                           $ 5,848        $ 155,317          $ 279    $ 108,356    $ 269,800
-------------------------------------------------------------------------------------------------------------------------

*Determined using a combined statutory tax rate of 40.85%.

                            SOUTH JERSEY GAS COMPANY
                          NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
---------------------------------------------

                  The Entity - South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of South Jersey Gas Company (SJG). SJG reclassified some previously reported amounts to conform with current year classifications.

                  Equity Investments - We classify equity investments purchased as long-term investments as Available-for-Sale Securities on our balance sheets and carry them at their fair value with any changes in unrealized gains or losses included in Other Comprehensive Income
         (Loss).

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

                  Operating Revenues - We bill customers monthly for gas deliveries. For retail customers not billed at the end of each month, an accrual is made to recognize unbilled revenues from the date of the last meter reading to the end of the month. We defer and recognize revenues related to our appliance service contracts over the full 12-month term of the contract as earned.

                  The BPU allows SJG to recover gas costs through the Basic Gas Supply Service (BGSS) clause. The BGSS-approved price structure replaced the Levelized Gas Adjustment Clause (LGAC) pricing structure. We collect these costs on a forecasted basis upon BPU order. SJG defers over/under-recoveries of gas costs and includes them in the following year's BGSS or other similar recovery mechanism. We pay interest on overcollected BGSS balances based on SJG's approved return on rate base (See Note 2).

                  Our tariff also includes a Temperature Adjustment Clause
         (TAC), a Remediation Adjustment Clause (RAC) and a New Jersey Clean Energy Program (CLEP). Our TAC reduces the impact of temperature fluctuations on the Company and our customers. The RAC recovers remediation costs of former gas manufacturing plants and the CLEP recovers costs associated with our energy efficiency and renewable energy programs. TAC adjustments affect revenue, income and cash flows since colder-than-normal weather can generate credits to customers, while warmer-than-normal weather can result in additional billings. RAC adjustments do not directly affect earnings because we defer and recover these costs through rates over 7-year amortization periods (See Notes 2 & 13). CLEP adjustments are also deferred and do not affect earnings, as these costs are recovered through rates on an ongoing basis.

                  Property, Plant & Equipment - For regulatory purposes, utility plant is stated at original cost. The cost of adding, replacing and renewing property is charged to the appropriate plant account. The Utility Plant balances as of December 31, 2003 and 2002 were comprised of the following:

                                                     Thousands of Dollars
                                                    2003              2002
                                               --------------     ------------
         Utility Plant:
         Production Plant                      $         302      $        302
         Storage Plant                                11,013            10,885
         Transmission Plant                          105,173            99,708
         Distribution Plant                          741,441           701,639
         General Plant                                30,977            28,890
         Intangible Plant                              1,856             1,856
                                                -------------    -------------

                  Utility Plant in Service           890,762           843,280
         Construction Work in Progress                 3,892             3,585
                                               -------------     -------------

                  Total Utility Plant          $     894,654     $     846,865
                                               ===============================


                  Depreciation and Amortization - We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. We periodically review and adjust these estimates as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.9% in both 2003 and 2002, and 2.8% in 2001. Except for extraordinary retirements, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage (See New Accounting Pronouncements).

                  Capitalized Interest - SJG capitalizes interest on construction at its BPU-approved rate of return on rate base (See Note
         2). SJG's capitalized interest totaled $0.6 million in 2003, $0.4 million in 2002 and $0.2 million in 2001.

                  Impairment of Long-Lived Assets - We review the carrying amount of an asset for possible impairment whenever events or changes in circumstances indicate that such amount may not be recoverable. For the years ended 2003, 2002 and 2001, no such circumstances were identified.

                  Derivative Instruments and Hedge Accounting - Effective January 1, 2001, SJG adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement establishes accounting and reporting standards for derivative instruments, including those embedded in other contracts, and for hedging activities. It requires that all derivatives, whether designated as hedging relationships or not, must be recorded on the balance sheet at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. If the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. If the derivative is designated as a cash flow hedge, we record the effective portion of changes in the fair value of the derivative in Accumulated Other Comprehensive Income (Loss) and recognize it in the income statement when the hedged item affects earnings. We recognize ineffective portions of changes in the fair value of cash flow hedges in earnings.

                  No commodity related activities of SJG are considered subject to the fair value recognition requirements of Statement No. 133, as amended.

                  In May 2003, we entered into an interest rate swap contract that effectively fixed the interest rate at 2.24% through May 20, 2004 on $20.0 million of our debt outstanding under bank lines.

                  We entered into this interest rate swap agreement to hedge the exposure to increasing rates with respect to our variable rate debt. The differential to be paid or received as a result of swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. We account for this interest rate swap as cash flow hedge. As of December 31, 2003 and 2002, the market value of swaps was $7,000 and $142,000, respectively, which represents the amount we would have to pay the counterparty to terminate the contracts. We included these balances on the balance sheets under the caption Derivatives. As of December 31, 2003 and 2002, we calculated the swaps to be highly effective; therefore, we recorded the offset to the hedge liability, net of taxes, in Accumulated Other Comprehensive Income (Loss).

                  We determined the fair value of the interest rate swap agreements using quotations from independent parties.

                  We have also identified other physical transactions that qualify as derivatives. Management believes, however, based on its interpretation of guidance issued, that as these derivative contracts relate to the purchase and sale of natural gas, they qualify for the normal purchases and normal sales exception and, therefore, are not required to be marked to market.

                  New Accounting Pronouncements - In January 2003, SJG adopted FASB Statement No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting and reporting standards for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We have certain easements and right-of-way agreements that qualify as legal obligations under Statement No. 143. However, it is our intent to maintain these agreements in perpetuity; therefore, no change in SJG's current accounting practices is required related to these agreements.

                  SJG recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. As of December 31, 2002, SJG had accrued amounts in excess of actual removal costs incurred totaling $41.4 million which we reclassified from Accumulated Depreciation to Asset Retirement Obligation on the balance sheets. As of December 31, 2003, SJG had accrued amounts in excess of actual removal costs incurred totaling $45.2 million which, in accordance with Statement No. 143, we reclassified to Regulatory Liabilities on the balance sheets. The adoption of this statement did not affect SJG's results of operations.

                  In January 2003, the FASB issued Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Management has evaluated the impact of adopting FIN 46 and has determined that SJG Capital Trust, which was established for the sole purpose of issuing $35 million of mandatorily redeemable preferred securities, could no longer be consolidated into SJI's financial statements effective July 1, 2003. These securities were redeemed in November 2003. Prior periods were restated to report the original equity investment amount in SJG Capital Trust as a separate $1.1 million investment in an affiliate and the $36.1 million subordinated debenture to SJG Capital Trust as debt on its balance sheet rather than the $35 million of mandatorily redeemable preferred securities as previously reported. The adoption of FIN 46 did not impact SJG's net income or retained earnings for the periods reported.

                  In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is effective for certain contracts entered into or modified and for hedging relationships designated after June 30, 2003. The amendments set forth in Statement No. 149 require that certain contracts with comparable characteristics be accounted for similarly. We have determined there is no impact on our financial statements from the provisions of this statement.

                  In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement No. 150 requires that certain types of financial instruments be reported as liabilities by their issuers. We adopted Statement No. 150 effective June 1, 2003. The adoption of this statement had no impact on our financial position or results of operation.

                  Income Taxes - Deferred income taxes are provided for all significant temporary differences between book and taxable basis of assets and liabilities (See Notes 5 & 6).

                  Regulatory Assets & Regulatory Liabilities - All significant regulatory assets are separately identified on the balance sheets under the caption Regulatory Assets. Each item that is separately identified is being recovered through utility rate charges without a return on investments over the following periods:

                                                              Years Remaining
                      Regulatory Asset                   As of December 31, 2003
                      ----------------                   -----------------------

            Environmental Remediation Costs:
              Expended - Net                                         7
              Liability for Future Expenditures               Not Applicable
            Gross Receipts and Franchise Taxes                       3
            Income Taxes - Flowthrough Depreciation                  8
            Deferred Fuel Costs - Net                             Various
            Deferred Postretirement Benefit Costs                    9
            Societal Benefit Costs                                Various

                  The majority of the assets reflected under the caption Other Regulatory Assets are currently being recovered or are subject to filings with the BPU requesting recovery. Management believes that all such deferred costs are probable of recovery from ratepayers through future utility rates.

                  Regulatory Liabilities at December 31, 2003 and 2002 consisted of the following items:

                                                       Thousands of Dollars
                                                       2003            2002
                                                    -----------    -----------

         Excess Plant Removal Costs                    $ 45,241    $         -
         Overcollected State Taxes                        4,353          2,847
         Other                                              286            286
                                                    -----------    -----------

              Total Regulatory Liabilities          $    49,880    $     3,133
                                                    ===========    ===========

                  Excess Plant Removal Costs represent amounts accrued in excess of actual utility plant removal costs incurred to date (See New Accounting Pronouncements). All other amounts are subject to being returned to ratepayers in future rate proceedings.

                  Statements of Cash Flows - For purposes of reporting cash flows, highly liquid investments with original maturities of three months or less are considered cash equivalents.

2. REGULATORY ACTIONS:
---------------------

                  In January 1997, the BPU granted SJG rate relief, which was predicated in part, upon a 9.62% rate of return on rate base, which included an 11.25% return on common equity. This rate relief provides for the recovery of cost of service, including deferred costs, through base rates. Additionally, our threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation increased. Currently, we keep 100% of pre-tax margins up to the threshold level of $7.8 million. The next $750,000 is credited to customers through the Basic Gas Supply Service (BGSS) clause. Thereafter, we keep 20% of the pre-tax margins as we have historically.

                  Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas commodity supplier. As of December 31, 2003, 102,563 of our residential customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in our revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect our net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that SJG still recovers cost of service, including deferred costs, through base rates.

                  In November 2001, SJG filed for a $2.7 million rate increase to recover the cash related to a prior net deficiency in the Temperature Adjustment Clause (TAC). Additionally, in September 2002, we filed for an $8.6 million rate increase to recover the cash related to a TAC deficiency resulting from warmer-than-normal weather for the 2001-2002 winter. As a result of the colder-than-normal 2002-2003 winter, the cumulative TAC deficiency decreased to $5.7 million. In August 2003, the BPU approved the recovery of the $5.7 million TAC deficiency, effective September 1, 2003.

                  In December 2001, the BPU approved recovery of SJG's October 31, 2001 underrecovered gas cost balance of $48.9 million plus accrued interest since April 1, 2001 at a rate of 5.75%. As of December 31, 2003, the remaining deferred underrecovered balance totaled $16.1 million.

                  During 2002, the BPU convened a gas policy group to address BGSS, which is the gas supply service being provided by the natural gas utility. In December 2002, the BPU approved the proposed BGSS price structure. The BGSS-approved price structure replaced the Levelized Gas Adjustment Clause (LGAC) pricing structure. The LGAC was structured to reset gas charges to consumers once per year. The BGSS resets gas prices monthly for larger customers, and for smaller customers permits multiple resets each year, if certain conditions are met. With the implementation of BGSS in March 2003, customers can make more informed decisions about choosing an alternate supplier by having a utility pricing structure that more currently reflects market conditions. Further, BGSS provides us with more pricing flexibility, through self-implementing rate changes under certain conditions and limitations, conceptually resulting in the reduction of over/under-recoveries. LGAC-related mechanisms, such as deferred accounting treatment, the sharing of pre-tax margins generated by interruptible and off-system sales and transportation, and the allowance for full recovery of prudently incurred natural gas costs, remain in place under BGSS.

                  In August 2002, SJG filed for a Societal Benefits Clause (SBC) rate increase. The SBC recovers costs related to BPU-mandated programs and environmental remediation costs that are recovered through our Remediation Adjustment Clause; energy efficiency and renewable energy program costs that are recovered through our New Jersey Clean Energy Programs; consumer education program costs; and the interim low income program costs. In August 2003, the BPU approved a $6.7 million increase to our SBC, effective September 1, 2003. This approval increases the current annual recovery level of $6.7 million to $13.4 million.

                  Also in August 2002, SJG filed a petition with the BPU to transfer its appliance service business from the regulated utility into a newly created unregulated company. As filed, the newly created company would have the flexibility to be more responsive to competition and customer needs by expanding and modifying its service offerings in an unregulated environment.

                  In September 2002, SJG filed with the BPU to maintain its current BGSS rate through October 2003. However, due to price increases in the wholesale market, in February 2003, we filed an amendment to the September 2002 filing. In April 2003, the BPU approved a $16.6 million increase to our annual gas costs recoveries.

                  In March 2003, the BPU approved a statewide Universal Service Fund (USF) program on a permanent basis. In June 2003, the BPU established a statewide program through which funds for the USF and Lifeline Credit and Tenants Assistance (Lifeline) Programs would be collected from customers of all electric and gas utilities in the state. The BPU ordered that utility rates be set to recover a total statewide USF budget of $33.0 million, and a total Lifeline budget of $72.0 million. Recovery rates for both programs were implemented on August 1, 2003.

                  In July 2003, SJG made its annual BGSS filing, as amended, with the BPU. Due to further price increases in the wholesale market, we filed for a $24.0 million increase to our annual gas cost revenues. In August 2003, the BPU approved SJG's price increase on a provisional basis, subject to refund with interest, effective September 1, 2003.

                  In August 2003, SJG filed a base rate case with the BPU to increase its base rate to obtain a certain level of return on its investment of capital. We expect the rate case to be concluded during 2004. We have not sought a base rate increase from the BPU since the implementation of its base rate case approval in January 1997.

                  Filings and petitions described above are still pending unless otherwise indicated.

3. RELATED PARTY TRANSACTIONS:
-----------------------------

                  SJG sells natural gas for resale to South Jersey Energy Company (SJE) and South Jersey Resources Group, LLC (SJRG), SJI's wholly owned subsidiaries. These sales comply with Section 284.402 of the Regulations of the Federal Energy Regulatory Commission (FERC). Sales to SJE were approximately $25.9 million, $14.0 million and $7.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. The amounts due from SJE relating to these sales were $0.8 million, $3.6 million and $1.0 million at December 31, 2003, 2002 and 2001, respectively. Sales to SJRG were approximately $12.8 million, $17.0 million and $23.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The amounts due from SJRG relating to these sales were $ -0-, $4.1 million and $3.4 million at December 31, 2003, 2002 and 2001, respectively.

                  We also meet some of our gas purchasing requirements by purchasing natural gas for resale from SJRG. Such purchases were approximately $20.5 million, $11.7 million and $28.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Additionally, SJG purchased gas storage services from SJRG totaling approximately $0.2 million and $0.6 million for the years ended December 31, 2003 and 2002, respectively. The amounts due to SJRG relating to gas purchases and storage services were approximately $ -0-, $2.3 million and $1.5 million at December 31, 2003, 2002 and 2001, respectively.

                  In 2003, SJG also provided transportation services to Marina Energy, LLC. Sales for these services were $71,000 and the amount due at December 31, 2003 relating to such services was $48,000.

                  As of December 31, 2003 and 2002, income taxes due to SJI were approximately $2.8 million and $3.7 million, respectively.

4. PREFERRED STOCK:
------------------

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


5. INCOME TAXES:
---------------

                  SJG is included in the consolidated Federal income tax return filed by SJI. The actual taxes, including credits, are allocated by SJI to its subsidiaries, generally on a separate return basis. Total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory Federal Income Tax rate to pre-tax income for the following reasons:

                                                                              Thousands of Dollars

                                                                      2003            2002           2001
                                                                  -----------     -----------    ------------

         Tax at Statutory Rate                                    $   16,319      $   14,208     $   13,027
         Increase (Decrease) Resulting from:
              State Income Taxes                                       3,137           2,847          2,367
              Amortization of Investment Tax Credit                     (347)           (347)          (347)
              Tax Depreciation under Book
                  Depreciation on Utility Plant                          664             664            664

              Other - Net                                               (154)              -            (18)
                                                                  -----------     -----------    -----------

         Income Taxes:
              Continuing Operations                                   19,619          17,372         15,693
              Discontinued Operations                                      -             (21)          (144)
                                                                  -----------     -----------    -----------

         Net Income Taxes                                         $   19,619      $   17,351     $   15,549
                                                                  ===========     ===========    ===========


              The provision for Income Taxes is comprised of the following:

                                                                              Thousands of Dollars

                                                                      2003            2002            2001
                                                                  -----------     -----------    -----------

         Current:
              Federal                                             $    12,143     $     3,152    $     7,332
              State                                                     6,251           3,124          3,206
                                                                  -----------      ----------     ----------

                  Total Current                                        18,394           6,276         10,538
                                                                  -----------      ----------      ---------

         Deferred:
              Federal -
                  Excess of Tax Depreciation Over
                      Book Depreciation - Net                          10,752           9,609          4,659
                  Deferred Fuel Costs - Net                           (10,446)         (3,728)           794
                  Environmental Costs - Net                              (184)         (1,494)        (1,852)
                  Alternative Minimum Tax                               1,332             (66)         1,947
                  Prepaid Pension                                       1,496           5,343             -
                  Deferred Regulatory Costs                               750           1,543            175
                  Other - Net                                            (703)         (1,021)          (657)
              State                                                    (1,425)          1,257            436
                                                                  -----------     -----------    -----------

                  Total Deferred                                        1,572          11,443          5,502

         Investment Tax Credit                                           (347)           (347)          (347)
                                                                  -----------     -----------    -----------
         Income Taxes:
              Continuing Operations                                    19,619          17,372         15,693
              Discontinued Operations                                       -             (21)          (144)
                                                                  -----------     -----------    -----------

         Net Income Taxes                                         $    19,619     $    17,351    $    15,549
                                                                  ===========     ===========    ===========

                                      -34-

                  The net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in the following deferred tax liabilities at December 31:

                                                       Thousands of Dollars

                                                        2003           2002
                                                    -----------    ------------
Current:
     Deferred Fuel Costs - Net                      $     7,236    $    20,368
     Other                                                 (542)          (524)
                                                    -----------    -----------

         Current Deferred Tax Liability - Net             6,694         19,844
                                                    -----------    -----------

Non-Current:
     Book Versus Tax Basis of Property                  110,994        100,227
     Prepaid Pension                                      7,138          6,716
     Environmental                                        1,642          1,855
         Deferred Regulatory Costs                        4,687          3,873
     Minimum Pension Liability                                -         (5,840)
     Deferred State Tax                                  (2,146)        (2,664)
     Investment Tax Credit Basis Gross Up                (1,891)        (2,070)
     Alternative Minimum Tax                                  -         (1,398)
     Other                                               (1,530)        (2,162)
                                                    -----------    -----------

         Non-Current Deferred Tax Liability - Net       118,894         98,537
                                                    -----------    -----------

                                                    $   125,588    $   118,381
                                                    ===========    ===========

                  As of December 31, 2003 and 2002, income taxes due to SJI were approximately $2.8 million and $3.7 million, respectively.

6. FEDERAL AND OTHER REGULATORY TAX ASSETS AND DEFERRED CREDITS:
---------------------------------------------------------------

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

                  We deferred $11.8 million resulting from a change in the basis for accruing the Gross Receipts & Franchise Tax in 1978, and are amortizing it on a straight-line basis to operations over 30 years.

7. LONG-TERM DEBT: (A)
-----------------
                                                      Principal Outstanding
                                                            December 31,
                                                           (In Thousands)
                                                        2003           2002
                                                       ------         ------
    First Mortgage Bonds:  (B)
          8.19%  Series due 2007                   $     9,089    $    11,362
         10.25%  Series due 2008 (C)                         -          7,385
          6.12%  Series due 2010                        10,000         10,000
          6.74%  Series due 2011                        10,000         10,000
          6.57%  Series due 2011                        15,000         15,000
          6.95%  Series due 2013 (C)                         -         35,000
           7.7%  Series due 2015                        15,000         15,000
          6.50%  Series due 2016                         9,965          9,965
          7.97%  Series due 2018                        10,000         10,000
         7.125%  Series due 2018                        20,000         20,000
           7.7%  Series due 2027                        35,000         35,000
           7.9%  Series due 2030                        10,000         10,000
          4.46%  Series due 1013 (D)                    10,500              -
         5.027%  Series due 2013 (D)                    14,500              -
         4.52%   Series due 2014 (D)                    11,000              -
         5.115%  Series due 2014 (D)                    10,000              -
          4.60%  Series due 2016 (D)                    17,000              -
         4.657%  Series due 2017 (D)                    15,000              -
          5.55%  Series due 2033 (D)                    32,000              -
    Unsecured Notes:
         Debenture Notes, 8.6% due 2010                 15,000         21,000
         Debenture Notes, 8.35% due 2037 (C)                 -         36,082
                                                   -----------    -----------

    Total Long-Term Debt Outstanding                   269,054        245,794

    Less Current Maturities                              5,273         10,696
                                                   -----------    -----------

    Long-Term Debt                                 $   263,781    $   235,098
                                                   ===========    ===========

         (A) Long-term debt maturities and sinking fund requirements for the succeeding five years are as follows (in thousands):
                  2004, $5,273; 2005, $5,273; 2006, $5,273; 2007, $5,270; and
                  2008, $3,000.

         (B) SJG's First Mortgage dated October 1, 1947, as supplemented, securing the First Mortgage Bonds (FMB) constitutes a direct first mortgage lien on substantially all utility plant.

         (C) On May 1, 2003, we redeemed our 10.25% Series FMB due 2008. The premium associated with the redemption was approximately $0.1 million. On October 14, 2003, we redeemed our 6.95% Series FMB due 2013. The premium associated with the redemption was approximately $1.0 million. On November 5, 2003, we redeemed our 8.35% Debenture Notes due 2037, at par. We are seeking BPU approval to amortize the premiums and recover them from ratepayers over the terms of the new bond issues in accordance with the BPU's uniform system of accounts.

         (D) On July 16, 2003, we issued $85.5 million of debt under our Medium Term Note program established in 2002. On September 17, 2003, we issued an additional $24.5 million of Medium Term Notes. A remainder of $40.0 million is authorized to be issued under this program through July 31, 2005.


8. FINANCIAL INSTRUMENTS:
------------------------

                  Long-Term Debt - We estimate the fair values of our long-term debt, including current maturities, as of December 31, 2003 and 2002, to be $293.6 and $297.0 million, respectively. Carrying amounts are $269.1 and $245.8 million, respectively. We base the estimates on interest rates available to us at the end of each year for debt with similar terms and maturities. We retire debt when it is cost effective as permitted by the debt agreements.

                  Other Financial Instruments - The carrying amounts of our other financial instruments approximate their fair values at December 31, 2003 and 2002.

9. UNUSED LINES OF CREDIT AND COMPENSATING BALANCES:
---------------------------------------------------

                  Unused lines of credit available at December 31, 2003 were $88.8 million. Borrowings under these lines of credit are at market rates. The weighted borrowing cost, which changes daily, was 1.81% and 2.28% at December 31, 2003 and 2002, respectively. We maintain demand deposits with lending banks on an informal basis and they do not constitute compensating balances.

10. RETAINED EARNINGS:
---------------------

                  Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on our common stock. As of December 31, 2003, these restrictions did not affect the amount that may be distributed from SJG's retained earnings.

                  We received equity infusions of $20.0 million, $2.5 million, and $7.0 million from SJI during 2003, 2002 and 2001, respectively. Contributions of capital are credited to Other Paid-In Capital and Premium on Common Stock. Future equity contributions will occur on an as needed basis.

11. PENSIONS & OTHER POSTRETIREMENT BENEFITS:
--------------------------------------------

                  We participate in the defined benefit pension plans and other postretirement benefit plans of SJI. The pension plans provide annuity payments to the majority of full- time, regular employees upon retirement. Newly hired employees in certain classifications do not qualify for participation in the defined benefit pension plan. The other postretirement benefit plans provide health care and life insurance benefits to some retirees.

                  In 2002, SJI changed the actuarial valuation measurement date for the pension plans from September 30 to December 31 to conform to the measurement date used for the postretirement health care plans and to better reflect the actual pension balances as of its balance sheet dates. This change had no significant effect on 2002 or prior years' pension expense.

                  The BPU authorized us to recover costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." We deferred amounts accrued prior to that authorization and are amortizing them as allowed by the BPU. The unamortized balance of $3.4 million at December 31, 2003 is recoverable in rates. We are amortizing this amount over 15 years which started January 1998.

                  On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act (the "Act") of 2003. In accordance with FASB Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," issued in December 2003, management has elected to defer any financial impact resulting from the Act pending the availability of more information. As such, measures of the accumulated projected benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plan. Furthermore, specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require changes to previously reported information.

                   Net periodic benefit cost related to the pension and other postretirement benefit insurance plans consisted of the following components:

                                                                             Thousands of Dollars
                                                        Pension Benefits                Other Benefits
                                                  2003       2002      2001       2003       2002       2001
                                               --------    -------    ------     ------     ------     ------

         Service Cost                          $  2,375   $  2,079   $  1,998   $  1,421   $  1,095   $  1,000
         Interest Cost                            4,848      4,597      4,574      2,448      2,285      1,842
         Expected Return on
              Plan Assets                        (4,996)    (4,157)    (4,932)    (1,078)    (1,046)      (895)
         Amortization of
              Transition Obligation                  87         87         87        756        756        756
         Amortization of Loss
              (Gain) and Other                    1,563        722        321        373         72         (5)
                                               --------   --------   --------   --------   --------   ---------

         Net Periodic Benefit Cost             $  3,877   $  3,328   $  2,048   $  3,920  $   3,162   $  2,698
                                               ========   ========   ========   ========  =========   =========


                  A reconciliation of the plans' benefit obligations, fair value of plan assets, funded status and amounts recognized in our balance sheets follows:


                                                                          Thousands of Dollars
                                                                 Pension Benefits            Other Benefits
                                                               2003         2002             2003        2002
                                                            ------------------------   ------------------------

         Change in Benefit Obligations:
         Benefit Obligation at Beginning of Year        $    75,004  $    67,624       $    30,025  $   27,748
              Service Cost                                    2,375        2,079             1,421       1,095
              Interest Cost                                   4,848        4,597             2,448       2,285
              Actuarial Loss (Gain) and Other                 5,437        4,571            10,556         (83)
              Benefits Paid                                  (3,565)      (3,867)           (1,341)     (1,020)
                                                        -----------  -----------       -----------  -----------

         Benefit Obligation at End of Year              $    84,099  $    75,004       $    43,109  $   30,025
                                                        ===========  ===========       ===========  ===========

         Change in Plan Assets:
         Fair Value of Plan Assets at
            Beginning of Year                           $    58,204  $    46,514       $    13,835  $   13,465
              Actual Return on Plan Assets                   12,911       (3,622)            3,336      (1,529)
              Employer Contributions                          9,076       19,179             3,266       2,919
              Benefits Paid                                  (3,565)      (3,867)          (1,341)      (1,020)
                                                        -----------  -----------         ---------  -----------

         Fair Value of Plan Assets at End of Year       $    76,626  $    58,204      $    19,096  $    13,835
                                                        ===========  ===========      ===========  ============

         Funded Status:                                 $    (7,473) $   (16,800)     $   (24,014) $   (16,190)
              Unrecognized Prior Service Cost                 2,485        2,765            -            -
              Unrecognized Net Transition
                  Obligation                                      -           87            6,801        7,557
              Unrecognized Net Loss & Other                  23,194       26,948           10,268        2,343
              Prepaid (Accrued) Net Benefit Cost
              at End of Year                            $    18,206  $    13,000      $   (6,945)  $    (6,290)
                                                        ===========  ===========      ===========  ============

         Amounts Recognized in the Statement
          of Financial Position Consist of:
              Prepaid Benefit Costs                     $    18,206  $         -      $     -     $      -
              Accrued Benefit Liability                           -       (4,149)         (6,945)      (6,290)
              Intangible Asset                                    -        2,852            -            -
              Accumulated Other
                Comprehensive Income                              -       14,297            -            -
                                                         ----------  -----------      -----------  -----------

         Net Amount Recognized at End of Year           $    18,206  $    13,000     $    (6,945) $    (6,290)
                                                        ===========  ===========     ===========  ============

                                      -38-

                  The accumulated benefit obligation of our pension plans at December 31, 2003 and 2002 was $70 million and $62 million, respectively.

                  At December 31, 2002, we recorded an additional minimum pension liability of $17.1 million, which is reflected in the balance sheet under the caption Pension and Other Postretirement Benefits. This liability adjustment resulted from decreases in the fair value of plan assets, which were due to the declining stock market, and increases in the benefit obligation due to decreases in the discount rates over the prior two years.

                  We also have unqualified pension plans provided to certain officers and outside directors which are unfunded. The aggregate accrued net benefit obligation of such plans as of December 31, 2003 and 2002 was $4.2 million and $3.8 million, respectively.

                  Additional disclosures relating to the minimum pension liability adjustments at December 31 were:
                                                       Thousands of Dollars
                                        Pension Benefits        Other Benefits
                                        2003        2002       2003        2002
                                      ------------------------------------------

The (Decrease) Increase in Minimum
     Liability Included in Other
     Comprehensive Income             $ (8,456)  $  6,517       N/A        N/A

         The weighted-average assumptions used to determine benefit obligations at December 31 were:
                                         Pension Benefits       Other Benefits
                                         2003         2002     2003        2002
                                       -----------------------------------------

         Discount Rate                   6.25%       6.75%     6.25%      6.75%
         Rate of Compensation Increase   3.60%       3.60%       -          -

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 were:
                                          Pension Benefits      Other Benefits
                                          2003         2002    2003        2002
                                        ----------------------------------------

         Discount Rate                    6.75%       7.25%    6.75%      7.25%
         Expected Long-Term Return
              on Plan Assets              9.00%       9.00%    7.50%      7.50%
         Rate of Compensation Increase    3.60%       4.10%      -          -

                  The expected long-term return on plan assets was based on return projections prepared by our investment manager using SJI's current investment mix as described under Plan Assets below.

                  The assumed health care cost trend rates at December 31 were:

                                                               2003        2002
                                                            --------------------
 Post-65 Medical Care Cost Trend Rate
      Assumed for Next Year                                        7.0%    7.5%
 Pre-65 Medical Care Cost Trend Rate Assumed for Next Year        11.5%   12.0%
 Dental Care Cost Trend Rate Assumed for Next Year                 7.0%    7.5%
 Rate to which Cost Trend Rates are Assumed to Decline
      (the Ultimate Trend Rate)                                    5.0%    5.0%
 Year that the Rate Reaches the Ultimate Trend Rate               2016    2016

                  Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates in 2003 would have the following effects:

                                                          Thousands of Dollars
                                                  1-Percentage-   1-Percentage-
                                                  Point Increase  Point Decrease

 Effect on the Total of Service and Interest Cost    $    597         $   (850)
 Effect on Postretirement Benefit Obligation            6,040           (4,638)

                  Plan Assets - SJG's weighted-average asset allocations at December 31, 2003, and 2002, by asset category are as follows:

                                      Pension Benefits            Other Benefits
                                      2003        2002            2003      2002
                                      ------------------------------------------
 Asset Category
 U.S. Equity Securities                 47%        24%             47%       11%
 International Equity Securities        13         12              13        11
 Fixed Income                           40         64              40        78
                                      ----       ----             ----      ----
      Total                            100%       100%            100%      100%
                                       ====       ====            ====      ====

                  Based on the investment objectives and risk tolerances stated in SJI's current pension and other postretirement benefit plans' investment policy and guidelines (the "Policy"), the long-term asset mix target considered appropriate is 60% equity and 40% fixed-income investments. Historical performance results and future expectations suggest that equities will provide higher total investment returns than fixed-income securities over a long-term investment horizon.

                  The Policy recognizes that risk and volatility are present to some degree with all types of investments. However, high levels of risk are to be avoided at the total fund level. This is to be accomplished through diversification by asset class, style of manager, and sector and industry limits. Specifically prohibited investments include, but are not limited to, securities of companies with less than $250 million capitalization (except in the small-cap portion of the fund where capitalization levels as low as $50 million are permissible), venture capital, margin trading and commodities.

                  Contributions - SJG expects to make no contributions to its pension plan and contribute approximately $3 million to its other postretirement benefit plan in 2004.

12. DISCONTINUED OPERATIONS:
---------------------------

                  We operated retail stores which sold natural gas appliances. The stores were intended to provide gas customers with access to and choice among natural gas appliances. In 2001, we formally discontinued this merchandising segment of our operations as such appliances are readily available from other retailers.

                  Summarized operating results of the discontinued operations were:

                                                 Thousands of Dollars

                                         2003           2002            2001
                                        ------         ------          ------

  Operating Revenues                   $       -      $      26      $   1,016
                                       =========      =========      =========

  Loss before Income Taxes                     -            (50)          (351)
  Income Tax                                   -             21            144
                                       ---------      ---------      ---------

  Loss from Discontinued Operations    $       -      $     (29)     $    (207)
                                       =========      =========      =========

  Earnings Per Common Share from
       Discontinued Operations - Net   $  0.00        $  (0.01)      $  (0.03)
                                       =========      =========      =========

13. COMMITMENTS AND CONTINGENCIES:
---------------------------------

                  Construction and Environmental Commitments - Our estimated net cost of construction and environmental remediation programs for 2004 totals $67.7 million. Commitments were made regarding some of these programs.

                  Gas Supply Contracts - SJG, in the normal course of conducting business, has entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest that any of these contracts expires is 2004. The transportation and storage service agreements between us and our interstate pipeline suppliers were made under Federal Energy Regulatory Commission approved tariffs. Our cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $4.2 million per month, recovered on a current basis through the BGSS.

                  Pending Litigation - We are subject to claims arising from the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can determine the amount or range of amounts of likely settlement costs for those claims. We also maintain insurance and record probable insurance recoveries relating to outstanding claims. Management does not currently anticipate the disposition of any known claims to have a material adverse effect on SJG's financial position, results of operations or liquidity.

                  Environmental Remediation Costs - We incurred and recorded costs for environmental cleanup of sites where the Company or its predecessors operated gas manufacturing plants. We stopped manufacturing gas in the 1950s.

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

                  Since the early 1980s, we accrued environmental remediation costs of $137.5 million, of which $86.6 million has been spent as of December 31, 2003. With the assistance of a consulting firm, we estimate that future costs to clean up our sites will range from $51.0 million to $162.3 million. We recorded the lower end of this range as a liability. It is reflected on the 2003 balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities (See Note 1). Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

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

                  The other asset titled Environmental Remediation Cost:
         Liability for Future Expenditures relates to estimated future expenditures determined under the guidance of FASB Statement No. 5, "Accounting for Contingencies." We recorded this amount, which relates to former manufactured gas plant sites, as a deferred debit with the corresponding amount reflected on the balance sheets under the captions, Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The deferred debit is a regulatory asset under Statement No. 71. The BPU's intent, evidenced by current practice, is to allow us to recover the deferred costs after they are spent over 7-year periods.

                  As of December 31, 2003, we reflected the unamortized remediation costs of $4.1 million on the balance sheet under the caption Regulatory Assets. Since implementing the RAC in 1992, we have recovered $39.8 million through rates (See Note 2).

14.      QUARTERLY RESULTS OF OPERATIONS - UNAUDITED:

         The summarized quarterly results of SJG's operations, in thousands:



                SOUTH JERSEY GAS COMPANY QUARTERLY FINANCIAL DATA (Unaudited)




Summarized quarterly results of SJG's operations, in thousands except for per share amounts:


                            --------------------------------------------------

                                           2003 Quarter Ended                                 2002 Quarter Ended
                            --------------------------------------------------   ---------------------------------------------

                              March 31     June 30    Sept. 30     Dec. 31       March 31    June 30     Sept. 30    Dec. 31
                              ----------  ----------  ----------  ----------     ---------   ---------   ---------   ---------


Operating Revenues             $239,936    $ 75,547    $ 58,491    $154,092      $154,183    $ 65,007    $ 51,764    $146,309
                              ----------  ----------  ----------  ----------     ---------   ---------   ---------   ---------

Expenses:
  Operation and Maintenance
    Including Fixed Charges     201,408      72,039      63,372     133,406       121,217      63,932      56,519     124,759
  Income Taxes (Benefit)         13,971         753      (2,420)      7,315        12,129         (70)     (2,454)      7,767
  Energy and Other Taxes          5,028       2,131       1,349       3,217         3,783       2,039       1,398       3,355
                              ----------  ----------  ----------  ----------     ---------   ---------   ---------   ---------

     Total Expenses             220,407      74,923      62,301     143,938       137,129      65,901      55,463     135,881
                              ----------  ----------  ----------  ----------     ---------   ---------   ---------   ---------

Other Income and Expense            (95)         45           6         155          (115)        569         (89)        (32)
                              ----------  ----------  ----------  ----------     ---------   ---------   ---------   ---------

Income (Loss) from
  Continuing Operations          19,434         669      (3,804)     10,309        16,939        (325)     (3,788)     10,396

Discontinued Operations - Net         -           -           -           -             -           -           -         (29)
                              ----------  ----------  ----------  ----------     ---------   ---------   ---------   ---------

Net Income (Loss) Applicable
  to Common Stock              $ 19,434       $ 669    $ (3,804)   $ 10,309      $ 16,939      $ (325)   $ (3,788)   $ 10,367
                              ==========  ==========  ==========  ==========     =========   =========   =========   =========




NOTE:  Because of the seasonal nature of the business, statements for the 3-month periods are not indicative of the results for a full year.

            Item 9. Changes in and Disagreements with Accountants on
            --------------------------------------------------------
                       Accounting and Financial Disclosure
                       -----------------------------------
                                      None



                        Item 9A. Controls and Procedures
                        --------------------------------

         SJG management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                                    PART III


           Item 10. Directors and Executive Officers of the Registrant
           -----------------------------------------------------------

                                 Not applicable.


                         Item 11. Executive Compensation
                         -------------------------------

                                 Not applicable.


     Item 12. Security Ownership of Certain Beneficial Owners and Management
     -----------------------------------------------------------------------

                                 Not applicable.


             Item 13. Certain Relationships and Related Transactions
             -------------------------------------------------------

                                 Not applicable.


                 Item 14. Principal Accounting Fees and Services
                 -----------------------------------------------


Fees Paid to Auditors
---------------------

         Deloitte & Touche LLP served as the auditors of SJG and its parent, SJI, during 2003. During 2003, the audit services performed by that firm for SJG consisted of the audits of the financial statements of the Company and the preparation of various reports based on those audits and services related to filings with the Securities Exchange Commission and New York Stock Exchange.

Audit Fees
----------
         The aggregate fees billed for the audit of SJG's financial statements by Deloitte & Touche totaled $115,000 and $112,000 in fiscal years 2003 and 2002, respectively.

Audit-Related Fees
------------------
         The aggregate bills for audit-related services for fiscal years 2003 and 2002 were $35,000 and $12,000, respectively.

Tax Fees
--------
         None.

All Other Fees
--------------
         None.

                                     PART IV

    Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
    ------------------------------------------------------------------------

(a) Listed below are all financial statements and schedules filed as part of this report:

         1 - The financial statements and notes to financial statements together with the report thereon of Deloitte & Touche LLP, dated February 18, 2004.
See Item 8.

         2 - Supplementary Financial Information

         Supplemental Schedules as of December 31, 2003, 2002 and 2001 and for the three years ended December 31, 2003, 2002, and 2001:

         The Independent Auditors' Report of Deloitte & Touche LLP, Auditors of the Company. See Item 8.

         Schedule II   - Valuation and Qualifying Accounts.  See page 54.

         All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

(b) Reports on Form 8-K

    Dated:   October 3, 2003     South Jersey Gas Company issued a press release
                                 announcing the redemption of its SJG Capital
                                 Trust 8.35% Preferred Securities effective
                                 November 5, 2003, under Items 5 and 9.


(c) List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).


     Exhibit                         Description                                       Reference
     -------                         -----------                                       ---------
     Number
     ------

(3)(a)              Certificate of Incorporation of South Jersey     Incorporated by reference from Exhibit (3)(a)
                    Gas Company.                                     of Form 10 filed March 7, 1997.

(3)(b)              Bylaws of South Jersey Gas Company, as
                    amended and restated through November 21, 2003 (filed herewith).

(4)(a)              Form of Stock Certified for Common Stock.        Incorporated by reference from Exhibit (4)(a)
                                                                     of Form 10 filed March 7, 1997.

(4)(b)(i)           First Mortgage Indenture dated October 1,        Incorporated by reference from Exhibit
                    1947.                                            (4)(b)(i) of Form 10-K of SJI for 1987
                                                                     (1-6364).

(4)(b)(iv)          Twelfth Supplemental Indenture dated as of       Incorporated by reference from Exhibit 5(b)
                    June 1, 1980.                                    of Form S-7 of SJI (2-68038).


Exhibit                              Description                                       Reference
Number

(4)(b)(xv)          Seventeenth Supplemental Indenture dated as      Incorporated by reference from Exhibit
                    of May 1, 1989.                                  (4)(b)(xv) of Form 10-K of  SJI for 1989
                                                                     (1-6364).

(4)(b)(xvii)        Nineteenth Supplemental Indenture dated as of    Incorporated by reference from Exhibit
                    April 1, 1992.                                   (4)(b)(xvii) of Form 10-K of SJI for 1992
                                                                     (1-6364).

(4)(b)(xix)         Twenty-First Supplemental Indenture dated as     Incorporated by reference from Exhibit
                    of March 1, 1997.                                (4)(b)(xviv) of Form 10-K of SJI for 1997
                                                                     (1-6364).

(4)(b)(xx)          Twenty-Second Supplemental Indenture dated as    Incorporated by reference from Exhibit
                    of October 1, 1998.                              (4)(b)(ix) of Form S-3 (333-62019).

(4)(b)(xxi)         Twenty-Third Supplemental Indenture dated as     Incorporated by reference from Exhibit(4)(b)(x)
                    of September 1, 2002.                            of Form S-3 (333-98411)


(4)(c)              Indenture dated as of January 31, 1995; 8.60%    Incorporated by reference from Exhibit (4)(c)
                    Debenture Notes due February 1, 2010.            of Form 10-K of  SJI for 1994 (1-6364).

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

(4)(d)(ii)          Form of Amended and Restated Trust Agreement     Incorporated by reference from Exhibit 3(c)
                    for SJG Capital Trust.                           of Form S-3 - SJG Capital Trust and South
                                                                     Jersey Gas Company as filed March 27, 1997,
                                                                     as amended April 18, 1997 and April 23, 1997 (333-24065).

(4)(d)(vi)          Form of Guaranty Agreement between South         Incorporated by reference from Exhibit 4(d)
                    Jersey Gas Company and SJG Capital Trust.        of Form S-3 - SJG Capital Trust and South
                                                                     Jersey Gas Company as filed March 27, 1997,
                                                                     as amended April 18, 1997 and April 23, 1997 (333-24065).

(4)(e)              Medium Term Note Indenture of Trust dated        Incorporated by reference from Exhibit (4)(e)
                    October 1, 1998.                                 of Form S-3 (333-62019).

(4)(f)              Medium Term Note Indenture of Trust, as          Incorporated by reference from Exhibit 4(e)
                    amended, dated December 16, 2002.                of Form S-3 (333-98411).

Exhibit
-------
Number                               Description                                       Reference
------                               -----------                                       ---------

(10)(a)             Gas storage agreement (GSS) between South        Incorporated by reference from Exhibit
                    Jersey Gas Company and Transco dated October     (10)(d) of Form 10-K of  SJI for 1993
                    1, 1993.                                         (1-6364).

(10)(b)             Gas storage agreement (S-2) between South        Incorporated by reference from Exhibit (5)(h)
                    Jersey Gas Company and Transco dated December    of Form S-7 of  SJI  (2-56223).
                    16, 1953.

(10)(c)             Gas storage agreement (LG-A) between South       Incorporated by reference from Exhibit (5)(f)
                    Jersey Gas Company and Transco dated June 3,     of Form S-7 of  SJI  (2-56223).
                    1974.

(10)(d)             Gas storage agreement (WSS) between South        Incorporated by reference from Exhibit
                    Jersey Gas Company and Transco dated August      (10)(h) of Form 10-K of  SJI for 1991
                    1, 1991.                                         (1-6364).

(10)(e)(i)          Gas storage agreement (LSS) between South        Incorporated by reference from Exhibit
                    Jersey Gas Company and Transco dated October     (10)(i) of Form 10-K of  SJI for 1993
                    1, 1993.                                         (1-6364).

(10)(e)(ii)         Gas storage agreement (SS-1) between South       Incorporated by reference from Exhibit
                    Jersey Gas Company and Transco dated             (10)(i)(a) of Form 10-K of SJI for 1988
                    May 10, 1987 (effective April 1, 1988).          (1-6364).

(10)(e)(iii)        Gas storage agreement (ESS) between South        Incorporated by reference from Exhibit
                    Jersey Gas Company and Transco dated             (10)(i)(b) of Form 10-K of SJI for 1993
                    November  1, 1993.                               (1-6364).

(10)(e)(iv)         Gas transportation service agreement between     Incorporated by reference from Exhibit
                    South Jersey Gas Company and Transco             (10)(i)(c) of Form 10-K of SJI for 1989
                    dated April 1, 1986.                             (1-6364).

(10)(e)(v)          Service agreement (FS) between South Jersey      Incorporated by reference from Exhibit
                    Gas Company and Transco dated August  1, 1991.   (10)(i)(e) of Form 10-K of SJI for 1991
                                                                     (1-6364).

(10)(e)(vi)         Service agreement (FT) between South Jersey      Incorporated by reference from Exhibit
                    Gas Company and Transco dated February 1, 1992.  (10)(i)(f) of Form 10-K of SJI for 1991
                                                                     (1-6364).

(10)(e)(vii)        Service agreement (Incremental FT) between       Incorporated by reference from Exhibit
                    South Jersey Gas Company and Transco             (10)(i)(g) of Form 10-K of SJI for 1991
                    dated August 1, 1991.                            (1-6364).

(10)(e)(viii)       Gas storage agreement (SS-2) between South       Incorporated by reference from Exhibit
                    Jersey Gas Company and Transco dated             (10)(i)(i) of Form 10-K of SJI for 1991
                    July 25, 1990.                                   (1-6364).

(10)(e)(ix)         Gas transportation service agreement between     Incorporated by reference from Exhibit
                    South Jersey Gas Company and Transco             (10)(i)(j) of Form 10-K of SJI for 1993
                    dated  December 20, 1991.                        (1-6364).

Exhibit
-------
Number                               Description                                       Reference
------                               -----------                                       ---------
(10)(e)(x)          Amendment to gas transportation agreement        Incorporated by reference from Exhibit
                    dated December 20, 1991 between South Jersey     (10)(i)(k) of Form 10-K of  SJI for 1993
                    Gas Company and Transco dated October 5, 1993.   (1-6364).

(10)(f)             Gas transportation service agreement (FTS)       Incorporated by reference from Exhibit
                    between South Jersey Gas Company and             (10)(j)(a) of Form 10-K of  SJI for 1989
                    Equitable Gas Company dated November 1, 1986.    (1-6364).

(10)(g)(i)          Gas transportation service agreement (TF)        Incorporated by reference from Exhibit
                    between South Jersey Gas Company and CNG         (10)(k)(h) of Form 10-K of  SJI for 1993
                    Transmission Corporation dated October 1, 1993.  (1-6364).

(10)(g)(ii)         Gas purchase agreement between South Jersey      Incorporated by reference from Exhibit
                    Gas Company and ARCO Gas Marketing,              (10)(k)(i) of Form 10-K of SJI for 1989
                    Inc.  dated March 5, 1990.                       (1-6364).

(10)(g)(iii)        Gas transportation service agreement (FTS-1)     Incorporated by reference from Exhibit
                    between South Jersey Gas Company and             10)(k)(k) of Form 10-K of SJI for 1993
                    Columbia ( Gulf Transmission Company             (1-6364).
                    dated November 1, 1993.

(10)(g)(iv)         Assignment agreement capacity and service        Incorporated by reference from Exhibit
                    rights (FTS-2) between South Jersey              (10)(k)(i) of Form 10-K of SJI for 1993
                    Gas Company and Columbia Gulf Transmission       (1-6364).
                    Company dated November 1, 1993.

(10)(g)(v)          FTS Service Agreement No. 39556 between South    Incorporated by reference from Exhibit
                    Jersey Gas Company and Columbia Gas              (10)(k)(m) of Form 10-K of  SJI for 1993
                    Transmission Corporation dated November 1,       (1-6364).
                    1993.

(10)(g)(vi)         FTS Service Agreement No. 38099 between South    Incorporated by reference from Exhibit
                    Jersey Gas Company and Columbia Gas              (10)(k)(n) of Form 10-K of SJI for 1993
                    Transmission Corporation dated                   (1-6364).
                    November 1,1993.

(10)(g)(vii)        NTS Service Agreement No. 39305 between South    Incorporated by reference from Exhibit
                    Jersey Gas Company and Columbia Gas              (10)(k)(o) of Form 10-K of SJI for 1993
                    Transmission Corporation dated                   (1-6364).
                    November 1, 1993.

(10)(g)(viii)       FSS Service Agreement No. 38130 between South    Incorporated by reference from Exhibit
                    Jersey Gas Company and Columbia Gas              (10)(k)(p) of Form 10-K of SJI for 1993
                    Transmission Corporation dated                   (1-6364).
                    November 1, 1993.

(10)(g)(ix)         SST Service Agreement No. 38086 between South    Incorporated by reference from Exhibit
                    Jersey Gas Company and Columbia Gas              (10)(k)(q) of Form 10-K of SJI for 1993
                    Transmission Corporation dated                   (1-6364).
                    November 1, 1993.

Exhibit
-------
Number                               Description                                       Reference
------                               -----------                                       ---------
(10)(g)(x)          NS (Negotiated Sales) Service Agreement dated    Incorporated by reference from Exhibit
                    December 1, 1994 between South Jersey Gas        (10)(k)(r) of Form 10-K of  SJI for 1994
                    Company and Transco Gas Marketing Company as     (1-6364).
                    agent for Transcontinental Gas Pipeline.

(10)(h)(i)*         Deferred Payment Plan for Directors of South     Incorporated by reference from Exhibit
                    Jersey Industries, Inc., South Jersey Gas        (10)(l) of Form 10-K of  SJI for 1994
                    Company, Energy & Minerals, Inc., R&T Group,     (1-6364).
                    Inc. and South Jersey Energy Company as
                    amended and restated October 21, 1994.

(10)(h)(ii)*        Form of Deferred Compensation Agreement          Incorporated by reference from Exhibit
                    between South Jersey Industries, Inc. and/or     (10)(j)(a) of Form 10-K of  SJI for 1980
                    a subsidiary and seven of its officers.          (1-6364).

(10)(h)(iii)*       Schedule of Deferred Compensation Agreements.    Incorporated by reference from Exhibit
                                                                     (10)(l)(b) of Form 10-K of SJI for 1997 (1-6364).

(10)(h)(iv)*        Supplemental Executive Retirement Program, as    Incorporated by reference from Exhibit
                    amended and restated effective July 1, 1997,     (10)(l)(i) of Form 10-K of  SJI for 1997
                    and Form of Agreement between certain South      (1-6364).
                    Jersey Industries, Inc. or subsidiary Company
                    officers.

(10)(h)(v)*         Form of Officer Employment Agreement between     Incorporated by reference from Exhibit
                    certain officers and either South Jersey         (10)(l)(d) of Form 10-K of  SJI for 1994
                    Industries, Inc. or its subsidiaries.            (1-6364).

(10)(h)(vi)*        Schedule of Officer Employment Agreements
                    (filed herewith).

(10)(h)(vii)*       Officer Severance Benefit Program for all        Incorporated by reference from Exhibit
                    officers.                                        (10)(l)(g) of Form 10-K of SJI for 1985
                                                                     (1-6364).

(10)(h)(viii)*      Discretionary Incentive Bonus Program for all    Incorporated by reference from Exhibit
                    officers and management employees.               (10)(l)(h) of Form 10-K of  SJI for 1985
                                                                     (1-6364).

(10)(i)             Three-year Revolving Credit Agreement for SJG    Incorporated by reference from Exhibit 10 of
                                                                     Form 10-Q of SJG as filed on November 14,
                                                                     2003 (000-22211).
(12)                Calculation of Ratio of Earnings to Fixed
                    Charges (Before Federal Income Taxes) (filed
                    herewith).

(18)                Preferability Letter from Independent            Incorporated by reference from Exhibit 18 of
                    Auditors'  Re:  Pension Measurement Date.        Form 10-K of SJG for 2002 (000-22211).

Exhibit
-------
Number                               Description                                    Reference
-------                              ------------                                   ---------
(21)                Subsidiaries of the Registrant (filed herewith).

(23)                Independent Auditors' Consent (filed herewith).

(24)                Power of Attorney (filed herewith).

(31.1) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002 (filed herewith).

(31.2) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002 (filed herewith).

(32.1) Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002 (filed herewith).

(32.2) Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002 (filed herewith).


* Constitutes a management contract or a compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SOUTH JERSEY GAS COMPANY



                                 BY: /s/ David A. Kindlick
                                     ---------------------------------------
                                     David A. Kindlick, Executive Vice President
                                     & Chief Financial Officer

                                 Date:        March 12, 2004
                                           ---------------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                Signature                      Title                                       Date


/s/ Edward J. Graham
 ---------------------------           President, Chief Executive Officer, &          March 12, 2004
(Edward J. Graham)                     Director
                                       (Principal Executive Officer)


 /s/ David A. Kindlick
---------------------------
 (David A. Kindlick)                  Executive Vice President & Chief                March 12, 2004
                                      Financial Officer
                                      (Principal Financial and Accounting Officer)


/s/ Richard H. Walker, Jr.
---------------------------
 (Richard H. Walker, Jr.)             Sr. Vice President, Corporate Counsel, &       March 12, 2004
                                      Corporate Secretary



/s/ Charles Biscieglia                Chairman of the Board                         March 12, 2004
---------------------------
(Charles Biscieglia)



 /s/ Shirli M. Billings              Director                                       March 12, 2004
---------------------------
(Shirli M. Billings)


         Signature                           Title                                     Date




/s/ Sheila Hartnett-Devlin             Director                                     March 12, 2004
---------------------------
(Sheila Hartnett-Devlin)



                                       Director                                     March 12, 2004
---------------------------
(William J. Hughes)



/s/ Clarence D. McCormick              Director                                     March 12, 2004
---------------------------
(Clarence D. McCormick)



 /s/ Frederick R. Raring               Director                                     March 12, 2004
---------------------------
(Frederick R. Raring)



                            SOUTH JERSEY GAS COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)


                Col. A                      Col. B          Col. C                              Col. D         Col. E
---------------------------------------------------------------------------------------------------------------------------

                                                                    Additions
                                                        ------------------------------------


                                          Balance at      Charged to        Charged to                       Balance at
                                           Beginning      Costs and      Other Accounts -    Deductions -        End
            Classification                 of Period       Expenses        Describe (a)      Describe (b)     of Period
---------------------------------------------------------------------------------------------------------------------------

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2003                                $3,258         $3,084                 $806         $3,885          $3,263


Provision for Uncollectible
Accounts for the Year Ended
December 31, 2002                                $2,180         $3,664                 $658         $3,244          $3,258


Provision for Uncollectible
Accounts for the Year Ended
December 31, 2001                                $1,754         $2,067                 $387         $2,028          $2,180




(a)  Recoveries of accounts previously written off and minor adjustments.

(b)  Uncollectible accounts written off.

                                     SJG-53