Form 10-Q
period 2004-03-31
SOUTH JERSEY GAS CO/NEW
filed 2004-05-11
CIK 1035216

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

         For the quarterly period ended March 31, 2004

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

As of May 10, 2004 there were 2,339,139 shares of the registrant's common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

================================================================================
                                   Cover Page




                         PART I -- FINANCIAL INFORMATION



              Item 1. Financial Statements-- See Pages 3 through 15

                                     SJG-2

                            SOUTH JERSEY GAS COMPANY

                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                 (In Thousands)

                                                     Three Months Ended
                                                         March 31,
                                             -----------------------------------

                                                  2004                2003
                                             -----------------------------------


Operating Revenues                                 $ 200,123          $ 239,936
                                             ----------------    ---------------

Operating Expenses:
   Gas Purchased for Resale                          136,237            178,865
   Operations                                         12,508             10,492
   Maintenance                                         1,345              1,457
   Depreciation                                        6,163              5,787
   Energy and Other Taxes                              4,728              5,028
                                             ----------------    ---------------

      Total Operating Expenses                       160,981            201,629
                                             ----------------    ---------------

Operating Income                                      39,142             38,307

Other Income and Expense                                 567               (118)

Interest Charges                                       4,320              4,784
                                             ----------------    ---------------

Income Before Income Taxes                            35,389             33,405

Income Taxes                                          14,683             13,971
                                             ----------------    ---------------

Net Income Applicable to Common Stock               $ 20,706           $ 19,434
                                             ================    ===============


The accompanying footnotes are an integral part of the financial statements.

                                     SJG-3



                            SOUTH JERSEY GAS COMPANY

                   CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (In Thousands)

                                                                    Three Months Ended
                                                                        March 31,
                                                             ---------------------------------

                                                                 2004               2003
                                                             --------------    ---------------




Net Income Applicable to Common Stock                             $ 20,706           $ 19,434
                                                             --------------    ---------------

Other Comprehensive (Loss) Income, Net of Tax:*

  Change in Fair Value of Investments                                 (275)               (40)
  Change in Fair Value of Derivatives                                    -                 83
                                                             --------------    ---------------

     Other Comprehensive (Loss) Income - Net of Tax*                  (275)                43
                                                             --------------    ---------------

Comprehensive Income                                              $ 20,431           $ 19,477
                                                             ==============    ===============


* Determined using a combined statutory tax rate of 40.85%.

The accompanying footnotes are an integral part of the financial statements.

                                     SJG-4



                                          SOUTH JERSEY GAS COMPANY

                               CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                               (In Thousands)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                              -------------------------------
                                                                                  2004             2003
                                                                              ------------      -------------

Cash Flows from Operating Activities:
  Net Income Applicable to Common Stock                                           $ 20,706          $ 19,434
  Adjustments to Reconcile Net Income to Cash Flows
   Provided by Operating Activities:
    Depreciation and Amortization                                                    6,783             6,371
    Provision for Losses on Accounts Receivable                                        335               489
    Revenues and Fuel Costs Deferred - Net                                          10,837            13,630
    Deferred and Non-Current Income Taxes and Credits - Net                          3,906               264
    Environmental Remediation Costs - Net                                             (215)            2,814
    Changes in:
      Accounts Receivable                                                          (17,172)          (40,422)
      Inventories                                                                   43,765            31,019
      Prepayments and Other Current Assets                                             375               519
      Prepaid and Accrued Taxes - Net                                               16,562            23,387
      Accounts Payable and Other Accrued Liabilities                                (4,184)           31,305
      Other - Net                                                                    2,509               910
                                                                              ------------      -------------

        Net Cash Provided by Operating Activities                                   84,207            89,720
                                                                              ------------      -------------

Cash Flows from Investing Activities:
  Capital Expenditures, Cost of Removal and Salvage                                (11,238)          (11,825)
                                                                              ------------      -------------

        Net Cash Used in Investing Activities                                      (11,238)          (11,825)
                                                                              ------------      -------------

Cash Flows from Financing Activities:
  Net Repayments of Lines of Credit                                                (67,200)          (68,300)
  Principal Repayments of Long-Term Debt                                            (4,500)           (6,000)
  Payments for Issuance of Long-Term Debt                                              (43)              (53)
  Additional Investment by Shareholder                                              15,000                 -
                                                                              ------------      -------------

        Net Cash Used in Financing Activities                                      (56,743)          (74,353)
                                                                              ------------      -------------

Net Increase in Cash and Cash Equivalents                                           16,226             3,542
Cash and Cash Equivalents at Beginning of Period                                     3,210             3,580
                                                                              ------------      -------------

Cash and Cash Equivalents at End of Period                                        $ 19,436           $ 7,122
                                                                              ============      =============



The accompanying footnotes are an integral part of the financial statements.

                                     SJG-5



                                             SOUTH JERSEY GAS COMPANY

                                             CONDENSED BALANCE SHEETS
                                                  (In Thousands)
                                                                             (Unaudited)
                                                                              March 31,              December 31,
                                                                   -------------------------------  --------------
                                                                       2004              2003            2003
                                                                   -------------    --------------  --------------

ASSETS

Property, Plant and Equipment:
   Utility Plant, at original cost                                     $ 904,761         $ 857,218       $ 894,654
     Accumulated Depreciation                                           (214,044)         (198,893)       (209,831)
                                                                   -------------     --------------  --------------

          Property, Plant and Equipment - Net                            690,717           658,325         684,823
                                                                   -------------     --------------  --------------
Investments:
   Available-for-Sale Securities                                           4,633             3,331           4,497
   Investment in Affiliate                                                     -             1,082               -
                                                                   --------------    --------------  --------------

          Total Investments                                                4,633             4,413           4,497
                                                                   -------------     --------------  --------------

Current Assets:
   Cash and Cash Equivalents                                              19,436             7,122           3,210
   Accounts Receivable                                                    74,024           111,737          48,412
   Unbilled Revenues                                                      22,046            18,043          31,070
   Provision for Uncollectibles                                           (3,014)           (3,248)         (3,263)
   Natural Gas in Storage, average cost                                   15,318            10,230          59,432
   Materials and Supplies, average cost                                    3,908             3,677           3,559
   Prepaid Taxes                                                               -                 -           2,661
   Prepaid Pension                                                        17,448                 -          18,206
   Other Prepayments and Current Assets                                    1,942             2,916           2,317
                                                                   -------------    --------------  --------------

          Total Current Assets                                           151,108           150,477         165,604
                                                                   -------------     --------------  --------------

Regulatory Assets:
   Environmental Remediation Costs:
     Expended - Net                                                        4,362             3,656           4,147
     Liability for Future Expenditures                                    50,983            48,211          50,983
   Gross Receipts and Franchise Taxes                                      1,257             1,700           1,367
   Income Taxes - Flowthrough Depreciation                                 7,375             8,352           7,619
   Deferred Fuel Cost - Net                                                    -            17,964           1,720
   Deferred Postretirement Benefit Costs                                   3,307             3,685           3,402
   Societal Benefit Costs                                                  4,212             6,331           7,529
   Other Regulatory Assets                                                   792               523             732
                                                                   -------------     --------------  --------------

          Total Regulatory Assets                                         72,288            90,422          77,499
                                                                   -------------     --------------  --------------

Other Non-Current Assets:
   Unamortized Debt Discount and Expense                                   6,276             5,563           6,383
   Accounts Receivable - Merchandise                                       5,050             2,223           4,671
   Other                                                                   3,055             4,390           2,805
                                                                   -------------     --------------  --------------

          Total Other Non-Current Assets                                  14,381            12,176          13,859
                                                                   -------------     --------------  --------------

               Total Assets                                            $ 933,127         $ 915,813       $ 946,282
                                                                   =============     ==============  ==============

The accompanying footnotes are an integral part of the financial statements.

                                     SJG-6


                                             SOUTH JERSEY GAS COMPANY

                                             CONDENSED BALANCE SHEETS
                                                  (In Thousands)

                                                                             (Unaudited)
                                                                              March 31,              December 31,
                                                                   --------------------------------  --------------
                                                                       2004              2003            2003
                                                                   --------------    --------------  --------------

Capitalization and Liabilities

Common Equity:
   Common Stock, Par Value $2.50 per share:
      Authorized - 4,000,000 shares
      Outstanding - 2,339,139 shares                                     $ 5,848           $ 5,848         $ 5,848
   Other Paid-In Capital and Premium on Common Stock                     170,317           135,317         155,317
   Accumulated Other Comprehensive Income (Loss)                               4            (8,646)            279
   Retained Earnings                                                     129,062           101,182         108,356
                                                                   --------------    --------------  --------------

          Total Common Equity                                            305,231           233,701         269,800
                                                                   --------------    --------------  --------------

Preferred Stock:
   Redeemable Cumulative Preferred  -  Par Value $100 per share,
     Authorized 41,966 shares, Outstanding 16,904 shares 8% Series         1,690             1,690           1,690
                                                                   --------------    --------------  --------------

Long-Term Debt                                                           259,281           229,098         263,781
                                                                   --------------    --------------  --------------

          Total Capitalization                                           566,202           464,489         535,271
                                                                   --------------    --------------  --------------

Current Liabilities:
   Notes Payable                                                          20,000            85,600          87,200
   Current Maturities of Long-Term Debt                                    5,273            10,696           5,273
   Accounts Payable                                                       38,872            75,074          40,954
   Deferred Income Taxes - Net                                             5,862            17,168           6,694
   Customer Deposits                                                       8,371             7,284           7,957
   Environmental Remediation Costs                                         7,630             4,852           7,630
   Taxes Accrued                                                          23,222            25,159           9,321
   Derivatives                                                                 7                 -               7
   Interest Accrued and Other Current Liabilities                          6,898             6,757           9,414
                                                                   --------------    --------------  --------------

          Total Current Liabilities                                      116,135           232,590         174,450
                                                                   --------------    --------------  --------------

Deferred Credits and Other Non-Current Liabilities:
   Deferred Income Taxes - Net                                           123,325           101,395         118,894
   Environmental Remediation Costs                                        43,353            43,359          43,353
   Regulatory Liabilities                                                 60,729            46,080          49,880
   Pension and Other Postretirement Benefits                              11,393            15,235          11,336
   Investment Tax Credits                                                  3,386             3,732           3,471
   Other                                                                   8,604             8,933           9,627
                                                                   --------------    --------------  --------------

            Total Deferred Credits and Other Non-Current Liabilities     250,790           218,734         236,561
                                                                   --------------    --------------  --------------

Commitments and Contingencies (Note 5)

               Total Capitalization and Liabilities                    $ 933,127         $ 915,813       $ 946,282
                                                                   ==============    ==============  ==============


The accompanying footnotes are an integral part of the financial statements.

                                     SJG-7

               Notes to Condensed Financial Statements (Unaudited)

Note 1.           Summary of Significant Accounting Policies:

         The Entity - South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of South Jersey Gas Company (SJG). SJG reclassified some previously reported amounts to conform with current year classifications. In our opinion, the condensed financial statements reflect all adjustments needed to fairly present SJG's financial position and operating results at the dates and for the periods presented. Our business is subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year's operating results. These financial statements should be read in conjunction with SJG's 2003 Form 10K and annual certified financial statements.

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

         Capitalized Interest - SJG capitalizes interest on construction at its BPU-approved rate of return on rate base (See Note 2). SJG's capitalized interest totaled $0.2 million in each of the three month periods ended March 31, 2004 and 2003.

         Derivative Instruments and Hedge Accounting - SJG accounts for its derivatives under the guidance of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement establishes accounting and reporting standards for derivative instruments, including those embedded in other contracts, and for hedging activities. It requires that all derivatives, whether designated as hedging relationships or not, must be recorded on the balance sheet at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. If the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. If the derivative is designated as a cash flow hedge, we record the effective portion of changes in the fair value of the derivative in Accumulated Other Comprehensive Income (Loss) and recognize it in the income statement when

                                     SJG-8

the hedged item affects earnings. We recognize ineffective portions of changes in the fair value of cash flow hedges in earnings.

         No commodity related activities of SJG are considered subject to the fair value recognition requirements of Statement No. 133, as amended.

         In May 2003, we entered into an interest rate swap contract that effectively fixed the interest rate at 2.24% through May 20, 2004 on $20.0 million of our debt outstanding under bank credit agreements. We entered into this interest rate swap agreement to hedge the exposure to increasing rates with respect to our variable rate debt. The differential to be paid or received as a result of swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. We account for this interest rate swap as a cash flow hedge. As of March 31, 2004 , the market value of this swap was $(7,000), which represents the amount we would have to pay the counterparty to terminate the contract. We included this balance on the condensed balance sheet under the caption Derivatives. As of March 31, 2004, we calculated this swap to be highly effective; therefore, we recorded the offset to the hedge liability, net of taxes, in Accumulated Other Comprehensive Income (Loss).

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

         SJG recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. As of March 31, 2004 and 2003, SJG had accrued amounts in excess of actual removal costs incurred totaling $46.3 million and $42.5 million, respectively, which, in accordance with Statement No. 143, are recorded as Regulatory Liabilities on the balance sheets. The adoption of this statement did not affect SJG's results of operations.

         In January 2003, the FASB issued Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the

                                     SJG-9

entity to finance its activities without additional subordinated financial support from other parties. Management has adopted FIN 46 and determined that SJG Capital Trust, which was established for the sole purpose of issuing $35 million of mandatorily redeemable preferred securities, could no longer be consolidated into SJI's financial statements effective July 1, 2003. These securities were redeemed in November 2003. Prior periods were restated to report the original equity investment amount in SJG Capital Trust as a separate $1.1 million investment in an affiliate and the $36.1 million subordinated debenture to SJG Capital Trust as debt on its condensed balance sheet rather than the $35 million of mandatorily redeemable preferred securities as previously reported. The adoption of FIN 46 did not impact SJG's net income or retained earnings for the periods reported. The Company is not a party to any variable interest entities covered by FIN 46.

         In December 2003, the FASB revised Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This revised statement requires certain interim period disclosures about pension and other postretirement benefit plans (see Note 4).

         Regulatory Assets & Regulatory Liabilities - All significant regulatory assets are separately identified on the condensed balance sheets under the caption Regulatory Assets. Each item that is separately identified is being recovered through utility rate charges without a return on investment over the following periods:
                                                               Years Remaining
                  Regulatory Asset                          As of March 31, 2004
                  ----------------                          --------------------

         Environmental Remediation Costs:
                  Expended - Net                                    Various
                  Liability for Future Expenditures             Not Applicable
         Gross Receipts and Franchise Taxes                            3
         Income Taxes - Flowthrough Depreciation                       8
         Deferred Fuel Costs - Net                                  Various
         Deferred Postretirement Benefit Costs                         9
         Societal Benefit Costs  Various                            Various

         The majority of the assets reflected under the caption Other Regulatory Assets are currently being recovered or are subject to filings with the BPU requesting recovery. Management believes that all such deferred costs are probable of recovery from ratepayers through future utility rates.

         Regulatory Liabilities consisted of the following items (in thousands):

                                              March 31,             December 31,
                                          2004         2003             2003
                                         ------     --------      --------------

  Deferred Revenues - Net            $     9,117     $        -     $         -
  Excess Plant Removal Costs              46,296         42,453          45,241
  Overcollected State Taxes                5,030          3,341           4,353
  Other                                      286            286             286
                                     -----------     ----------     -----------
       Total Regulatory Liabilities  $    60,729     $   46,080     $    49,880
                                     ===========     ==========     ===========

                                     SJG-10

         Deferred Revenues - Net reflects the overrecovery of gas costs from ratepayers under SJG's gas cost clauses (See Note 2 - Regulatory Actions). Excess Plant Removal Costs represent amounts accrued in excess of actual utility plant removal costs incurred to date (See New Accounting Pronouncements). All other amounts are subject to being returned to ratepayers in future rate proceedings.

         Statements of Cash Flows - For purposes of reporting cash flows, highly liquid investments with original maturities of three months or less are considered cash equivalents.

Note 2.  Regulatory Actions:

         In January 1997, the BPU granted SJG rate relief, which was predicated in part upon a 9.62% rate of return on rate base that included an 11.25% return on common equity. This rate relief provides for the recovery of cost of service, including deferred costs, through base rates. Additionally, our threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation increased. Currently, we keep 100% of pre-tax margins up to the threshold level of $7.8 million. The next $750,000 is credited to customers through the Basic Gas Supply Service (BGSS) clause. Thereafter, we keep 20% of the pre-tax margins as we have historically.

         Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas commodity supplier. As of March 31, 2004, 106,620 of our residential customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in our revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect our net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that SJG still recovers cost of service, including certain deferred costs, through base rates.

         In November 2001, SJG filed for a $2.7 million rate increase to recover the cash related to a prior net deficiency in the Temperature Adjustment Clause
(TAC). Additionally, in September 2002, we filed for an $8.6 million rate increase to recover the cash related to a TAC deficiency resulting from warmer-than-normal weather for the 2001-2002 winter. As a result of the colder-than-normal 2002-2003 winter, the cumulative TAC deficiency decreased to $5.7 million. In August 2003, the BPU approved the recovery of the $5.7 million TAC deficiency, effective September 1, 2003. As of March 31, 2004, the remaining deferred TAC deficiency totaled $1.1 million.

         In December 2001, the BPU approved recovery of SJG's October 31, 2001 underrecovered gas cost balance of $48.9 million plus accrued interest since April 1, 2001 at a rate of 5.75%. As of March 31, 2004, the remaining deferred underrecovered balance totaled $5.6 million.

                                     SJG-11


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

         In August 2002, SJG filed for a Societal Benefits Clause (SBC) rate increase. The SBC recovers costs related to BPU-mandated programs and environmental remediation costs that are recovered through our Remediation Adjustment Clause; energy efficiency and renewable energy program costs that are recovered through our New Jersey Clean Energy Programs; consumer education program costs; and the interim low income program costs. In August 2003, the BPU approved a $6.7 million increase to our SBC, effective September 1, 2003. This approval increased the annual recovery level of $6.7 million to $13.4 million.

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

         In March 2003, the BPU approved a statewide Universal Service Fund
(USF) program on a permanent basis. In June 2003, the BPU established a statewide program through which funds for the USF and Lifeline Credit and Tenants Assistance (Lifeline) Programs would be collected from customers of all electric and gas utilities in the state. The BPU ordered that utility rates be set to recover a total statewide USF budget of $33.0 million, and a total Lifeline budget of $72.0 million. Recovery rates for both programs were implemented on August 1, 2003. On April 1, 2004, SJG made its annual USF filing, along with the state's other electric and gas utilities, proposing a statewide USF budget of $105.5 million. Approximately $20.0 million of this amount is due to the estimated statewide underrecovery for the current year program costs. Another $9.0 million of the total was estimated in order to provide for the March 4, 2004 Board-Ordered Arrearage Payment Program, which is being implemented to provide customers with the opportunity to eliminate their arrearage balances.

                                     SJG-12

         In July 2003, SJG made its annual BGSS filing, as amended, with the BPU. Due to further price increases in the wholesale market, we filed for a $24.0 million increase to our annual gas cost revenues. In August 2003, the BPU approved SJG's price increase on a provisional basis, subject to refund with interest, effective September 1, 2003.

         In August 2003, SJG filed a base rate case with the BPU to increase its base rates to obtain a certain level of return on its invested capital. We expect the rate case to be concluded during 2004. We have not sought a base rate increase from the BPU since the implementation of its base rate case approval in January 1997.

         In February 2004, SJG filed notice with the BPU to reduce its gas cost revenues by approximately $5.0 million, via a rate reduction, in addition to providing for an approximate $21.8 million bill credit to customers. Both the rate reduction and bill credit were approved and implemented in March 2004.

         Filings and petitions described above are still pending unless otherwise indicated.

Note 3.  Retained Earnings:

         Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on our common stock. As of March 31, 2004, these restrictions did not affect the amount that may be distributed from SJG's retained earnings.

         We received equity infusions of $15.0 million during the first quarter of 2004 and $20.0 million during 2003 from SJI. Contributions of capital are credited to Other Paid-In Capital and Premium on Common Stock. Future equity contributions will occur on an as needed basis.

Note 4.  Pensions & Other Postretirement Benefits:

         We participate in the defined benefit pension plans and other postretirement benefit plans of SJI. The pension plans provide annuity payments to the majority of full-time, regular employees upon retirement. Newly hired employees in certain classifications do not qualify for participation in the defined benefit pension plan. The other postretirement benefit plans provide health care and life insurance benefits to some retirees.

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

                                     SJG-13


          Net periodic benefit cost for the three months ended March 31, 2004 and 2003 related to the pension and other postretirement benefit insurance plans consisted of the following components (in thousands):



                                                               Pension Benefits             Other Benefits
                                                               2004         2003           2004         2003
                                                            --------      -------         ------       ------

              Service Cost                                  $     672    $     579      $     341    $     290
              Interest Cost                                     1,274        1,205            603          476
              Expected Return on Plan Assets                   (1,580)      (1,241)          (351)        (202)
              Amortization of
                  Transition Obligation                             -           16            189          144
              Amortization of Loss and Other                      388          402             37           74
                                                            ---------    ---------      ---------    ---------

              Net Periodic Benefit Cost                     $     754    $     961      $     819    $     782
                                                            =========    =========      =========    =========

         Contributions - SJG expects to make no contributions to its pension plan and contribute approximately $3.6 million in equal quarterly installments to its other postretirement benefit plans in 2004.

Note 5.           Commitments and Contingencies:

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

                                     SJG-14


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

         Since the early 1980s, we accrued environmental remediation costs of $138.4 million, of which $87.4 million has been spent as of March 31, 2004. With the assistance of a consulting firm, we estimate that future costs to clean up our sites will range from $51.0 million to $162.3 million. We recorded the lower end of this range as a liability. It is reflected on the 2004 condensed balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities (See Note 1). Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

         We have two regulatory assets associated with environmental costs. The first asset is titled Environmental Remediation Cost: Expended - Net. These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB Statement No. 71. The BPU allows us to recover expenditures through the RAC (See Note 2).

         The other asset titled Environmental Remediation Cost: Liability for Future Expenditures relates to estimated future expenditures determined under the guidance of FASB Statement No. 5, "Accounting for Contingencies." We recorded this amount, which relates to former manufactured gas plant sites, as a deferred debit with the corresponding amount reflected on the condensed balance sheets under the captions, Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The recorded deferred debit is a regulatory asset under Statement No. 71. The BPU's intent, evidenced by current practice, is to allow us to recover the deferred costs after these costs are spent over 7-year periods. As of March 31, 2004, we reflected the unamortized remediation costs of $4.4 million on the condensed balance sheet under the caption Regulatory Assets. Since implementing the RAC in 1992, we have recovered $40.5 million through rates (See Note 2).

                                     SJG-15


            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Unaudited)


         Overview

         South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributed natural gas in the seven southernmost counties of New Jersey to 307,044 customers at March 31, 2004 compared with 298,767 customers at March 31, 2003. SJG also:

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

         A number of factors could cause our actual results to differ materially from those anticipated including, but not limited to, the following: general economic conditions on an international, national, state and local level; weather conditions in our marketing areas; changes in commodity costs; changes in the availability of natural gas; legislative, regulatory and court decisions; competition; the availability and cost of capital; costs and effects of legal proceedings and environmental liabilities; the failure of customers or suppliers to fulfill their contractual obligations; and changes in business strategies.

Critical Accounting Policies

         Estimates and Assumptions - As described in the footnotes to our condensed financial statements, management must make estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results could differ from those estimates. Four types of transactions presented in our condensed financial statements require a significant amount of judgment and estimation. These relate to regulatory assets, environmental remediation costs, postretirement employee benefit costs and unbilled revenues.

                                     SJG-16

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

         The BPU allows us to recover gas costs in rates through the Basic Gas Supply Service (BGSS) price structure (which replaced the Levelized Gas Adjustment Clause). We defer over/under-recoveries of gas costs and include them in subsequent adjustments to the BGSS rate or other similar rate recovery mechanism. These adjustments result in over/under-recoveries of gas costs being included in rates during future periods. As a result of these deferrals, utility revenue recognition does not directly translate to profitability. While we realize profits on gas sales during the month of providing the utility service, significant shifts in revenue recognition may result from the various recovery clauses approved by the BPU (See Recent Regulatory Actions) without shifting

                                     SJG-17

profits between periods, as these clauses provide for recovery of costs on a dollar-for-dollar basis.

         New Accounting Pronouncements - See detailed discussions concerning New Accounting Pronouncements and their impact on SJG in Note 1 to the condensed financial statements.

         Temperature Adjustment Clause - A Board of Public Utilities approved Temperature Adjustment Clause (TAC) decreased SJG's net income by $0.7 million and $1.4 million for the three months ended March 31, 2004 and 2003, respectively. The clause is designed to mitigate the effect of variations in heating season temperatures from historical norms. While we record the revenue and income impacts of TAC adjustments as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next clause year. Each TAC year begins October 1.

         Recent Regulatory Actions - In November 2001, SJG filed for a $2.7 million rate increase to recover the cash related to a prior net deficiency in the Temperature Adjustment Clause (TAC). Additionally, in September 2002, SJG filed for an $8.6 million rate increase to recover the cash related to a TAC deficiency resulting from warmer-than-normal weather for the 2001-2002 winter. As a result of the colder-than-normal 2002-2003 winter, the cumulative TAC deficiency decreased to $5.7 million. In August 2003, the BPU approved the recovery of the $5.7 million TAC deficiency, effective September 1, 2003. As of March 31, 2004, the remaining deferred TAC deficiency totaled $1.1 million.

         In August 2002, SJG filed for a Societal Benefits Clause (SBC) rate increase. The SBC recovers costs related to BPU-mandated programs and environmental remediation costs that are recovered through SJG's Remediation Adjustment Clause; energy efficiency and renewable energy program costs that are recovered through SJG's New Jersey Clean Energy Programs; consumer education program costs; and the interim low income program costs. In August 2003, the BPU approved a $6.7 million increase to SJG's SBC, effective September 1, 2003. This approval increased the annual recovery level of $6.7 million to $13.4 million.

         Also in August 2002, SJG filed a petition with the BPU to transfer its appliance service business from the regulated utility into a newly created unregulated company. As filed, the newly created company would have the flexibility to be more responsive to competition and customer needs by expanding and modifying its service offerings in an unregulated environment.

         In September 2002, SJG filed with the BPU to maintain its current Basic Gas Supply Service (BGSS) rate through October 2003. However, due to price increases in the wholesale market, in February 2003, SJG filed an amendment to the September 2002 filing. In April 2003, the BPU approved a $16.6 million increase to SJG's annual gas cost revenues.

         In March 2003, the BPU approved a statewide Universal Service Fund
(USF) program on a permanent basis. In June 2003, the BPU established a statewide program through which funds for the USF and Lifeline Credit and Tenants Assistance (Lifeline) Programs would be collected from customers of all electric and gas utilities in the state. The BPU ordered that utility rates be

                                     SJG-18

set to recover a total statewide USF budget of $33.0 million, and a total Lifeline budget of $72.0 million. Recovery rates for both programs were implemented on August 1, 2003. On April 1, 2004, SJG made its annual USF filing, along with the state's other electric and gas utilities, proposing a statewide USF budget of $105.5 million. Approximately $20.0 million of this amount is due to the estimated statewide underrecovery for the current year program costs. Another $9.0 million of the total was estimated in order to provide for the March 4, 2004 Board-Ordered Arrearage Payment Program, which is being implemented to provide customers with the opportunity to eliminate their arrearage balances.

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

         In February 2004, SJG filed notice with the BPU to reduce its gas cost revenues by approximately $5.0 million, via a rate reduction, in addition to providing for an approximate $21.8 million bill credit to customers. Both the rate reduction and bill credit were approved and implemented in March 2004.

         Filings and petitions described above are still pending unless otherwise indicated. Additional discussion concerning Regulatory Actions can be found in Note 2 to the condensed financial statements.

         Environmental Remediation - We incurred and recorded costs for environmental clean up of sites where SJG or its predecessors operated manufactured gas plants (MGP). SJG stopped manufacturing gas in the 1950s. We successfully entered into settlements with all of SJG's historic comprehensive general liability carriers regarding environmental remediation expenditures at former MGP sites. As part of these settlements, SJG purchased an insurance policy that caps its remediation expenditures at 11 of these sites. The insurance policy is in force until 2024 at 10 sites and until 2029 at one site.

         We believe that all costs incurred net of insurance recoveries relating to the MGP sites will be recovered through rates under SJG's Remediation Adjustment Clause (RAC). The RAC currently permits SJG to recover incurred costs in equal installments over 7-year periods with carrying costs. As of March 31, 2004, SJG has $4.4 million of remediation costs not yet recovered through rates.

         Other matters are incorporated by reference to Note 5 to the condensed financial statements included as part of this report.

                                     SJG-19

         Competition - SJG's franchises are non-exclusive. Currently, no other utility provides retail gas distribution services within our territory. We do not expect any other utilities to do so in the foreseeable future because of the extensive investment required for utility plant and related costs. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. The market for natural gas sales is subject to competition due to deregulation. We enhanced SJG's competitive position while maintaining margins by using an unbundled tariff. This tariff allows full cost-of-service recovery, except for the variable cost of the gas commodity, when transporting gas for our customers. Under this tariff, SJG profits from transporting, rather than selling, the commodity. SJG's residential, commercial and industrial customers can choose their supplier while we recover the cost of service through transportation service (see Customer Choice Legislation).

         Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of 1999. As of March 31, 2004, 106,620 SJG residential customers chose a natural gas commodity supplier other than the utility. This number increased from 92,897 at March 31, 2003 as marketers were able to offer natural gas at prices competitive with those available under regulated utility tariffs. Customers purchasing natural gas from providers other than SJG are charged for gas costs by the marketer, not SJG. The resulting decrease in SJG's revenues is offset by a corresponding decrease in SJG's gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the Basic Gas Supply Service clause as well as other costs of service including deferred costs, through tariffs.

         Results of Operations

         Operating Revenues - Revenues decreased $39.8 million during the first quarter of 2004 compared with the same period in 2003. This decrease was primarily due to three factors. First, weather was 2.6% warmer than last year, which resulted in a reduction in utility sales volumes. Second, Off-System Sales revenues decreased significantly as a direct result of lower sales volumes and lower prices for natural gas sold in 2004 compared with the same period in 2003. Third, there was a 14.8% increase in the number of residential customers purchasing their gas from a source other than SJG. The decline in customers who purchased their natural gas from SJG directly impacted utility revenues. However, since gas costs are passed on directly to customers without any profit margin added by SJG, the increased customer usage of gas marketers did not impact SJG's profitability. Partially offsetting the effect of these factors were 8,277 customer additions over the last 12 months. In addition, the BPU approved two rate increases in SJG's Basic Gas Supply Service clause to address the recovery of the increasing price of natural gas sold after March 31, 2003 and an increase in SJG's Societal Benefits Clause recoveries to fund state sponsored programs (See Recent Regulatory Actions).

         As a result of SJG's Temperature Adjustment Clause (TAC), revenues from utility ratepayers are closely tied to 20-year normal temperatures calculated under the clause and not actual temperatures. While the clause significantly reduces fluctuations in revenues related to temperature, as a general rule, revenues continue to be positively impacted by colder weather and negatively

                                     SJG-20

impacted by warmer weather. Weather in 2004 was 2.6% warmer than in 2003 and 3.4% colder than the 20-year TAC average.

         The following is a comparison of operating revenue and throughput for the three months ended March 31:

                                                      2004             2003
                                                     ------           ------
Operating Revenues (thousands):
Firm
     Residential                                 $      81,141     $      89,308
     Commercial                                         23,966            27,430
     Industrial                                          2,317             2,367
     Cogeneration & Electric Generation                    419             1,322
     Firm Transportation                                32,869            28,060
                                                 -------------     -------------

         Total Firm Operating Revenues                 140,712           148,487
                                                 -------------     -------------

Interruptible                                              288               491
Interruptible Transportation                               295               195
Off-System                                              55,352            88,730
Capacity Release & Storage                               2,727             1,303
Other                                                      750               730
                                                 -------------     -------------

         Total Operating Revenues                $     200,124     $     239,936
                                                 =============     =============

Throughput (MMcf):
Firm
     Residential                                         7,488             8,055
     Commercial                                          2,431             2,729
     Industrial                                             92               105
     Cogeneration & Electric Generation                     25               108
     Firm Transportation                                12,212            11,063
                                                 -------------     -------------

         Total Firm Throughput                          22,248            22,060
                                                 -------------     -------------

Interruptible                                               34                36
Interruptible Transportation                               576               411
Off-System                                               7,833            11,730
Capacity Release & Storage                              11,662             5,993
                                                 -------------     -------------

         Total Throughput                               42,353            40,230
                                                 =============     =============

                                     SJG-21

         Gas Purchased for Resale - Gas purchased for resale decreased $42.6 million for the first quarter of 2004 compared with 2003 due principally to a significant decrease in sales volumes and lower gas costs for Off-System Sales. Gas Costs associated with Off-System Sales decreased by $31.5 million as compared with the same quarter last year. SJG's gas cost during 2004 averaged $6.74 per decatherm (dt) compared with $6.80/dt in 2003. Unlike gas costs associated with Off-System Sales, changes in the unit cost of gas sold to utility ratepayers do not directly affect cost of gas sold. We defer fluctuations in gas costs to ratepayers not reflected in current rates to future periods under a BPU-approved Basic Gas Supply Service (BGSS) price structure, formerly known as the Levelized Gas Adjustment Clause. SJG also experienced a decrease in gas costs as a result of the continued migration of customers from sales to transportation services as described under Operating Revenues. As a result of this migration and the impact of warmer weather, firm sales volume decreased by 8.7% compared to the same period last year.

         Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its sales customers. We do not anticipate any difficulty renewing or replacing expiring contracts under substantially similar terms and conditions.

         Operations - A summary of net changes in operations for the three months ended March 31 (in thousands):

                                                          2004 vs. 2003
                                                          -------------

         Other Production Expense                          $         2
         Transmission                                               35
         Distribution                                              (97)
         Customer Accounts and Services                          2,831
         Sales                                                      22
         Administration and General                               (777)
                                                           ------------

                  Total Operations                         $     2,016
                                                           ============

         Customer Accounts and Services expense increased significantly in 2004 as a result of the BPU-approved increase in SJG's Societal Benefits Clause (SBC) in August 2003 (See Recent Regulatory Actions). With this approval, recoveries and a corresponding charge to expense for previously deferred costs under SJG's New Jersey Clean Energy Programs increased by $3.0 million in the first quarter of 2004 when compared with the same period in 2003. The BPU-approved SBC clause allows for full recovery of these deferred costs including carrying costs and, as a result, the increase in expense has no impact on SJG's net income. This increase was partially offset by lower bad debt expense in 2004 as a result of a March 2004 BGSS refund improving SJG's accounts receivable aging (See Recent Regulatory Actions).

         Administrative and General expenses decreased in the first quarter of 2004 compared with the same period of 2003 primarily because of lower pension expense, lower insurance expense and cost control measures implemented throughout the company. Pension expense decreased $207,000 from 2003 to 2004 as a result of SJG making a $9.1 million pension plan contribution in December 2003

                                     SJG-22

as well as an improvement in investment returns throughout 2003 (See Note 4 to the condensed financial statements). Insurance expense was reduced by $340,000 in 2004 by lowering SJG's reserve for outstanding claims following a period of favorable settlements that were not appealed as anticipated.

         Other Operating Expenses - A summary of principal changes in other operating expenses for the three months ended March 31 (in thousands):

                                                   2004 vs. 2003
                                                   -------------

Maintenance                                        $      (112)
Depreciation                                               376
Energy and Other Taxes                                    (300)

         Depreciation was higher due to SJG's increased investment in property, plant and equipment. The decrease in Energy and Other Taxes relate primarily to lower revenue-based taxes and decreases in taxable volumes of gas sold and transported by SJG (See table under the caption, "Operating Revenues").

         Other Income and Expense - Other income and expense was higher in the first quarter of 2004 compared with the first quarter of 2003 due to a pre-tax gain of $686,000 on SJG's postretirement healthcare plan trust. The movement of plan assets to a new investment manager triggered the recognition of gains on investments.

         Interest Charges - Interest charges decreased in the first quarter of 2004 compared with the same period of the prior year due to reductions in short-term rates on line of credit borrowings, the refunding of higher priced, fixed rate, long-term debt with lower cost debt, and a lower total debt level. These refundings occurred primarily during the second half of 2003 and were financed with long-term debt issuances under our Medium Term Note program at significantly lower interest rates compared with the previous long-term interest rates. We have incurred debt primarily to expand and upgrade SJG's gas transmission and distribution system, and to support seasonal working capital needs related to gas inventories and customer receivables.

         Net Income Applicable to Common Stock - Net income increased $1.3 million, or 6.5%, to $20.7 million in 2004 as compared with $19.4 million in 2003. Reasons for the increase in net income in the first quarter of 2004 are discussed in detail above.

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

         We first seek to meet liquidity needs with net cash provided by operating activities. Net cash provided by operating activities varies from year

                                     SJG-23

to year primarily due to the impact of weather on customer demand and related gas purchases, inventory utilization and gas cost recoveries. We utilize short-term borrowings under credit facilities provided by commercial banks to supplement cash from operations where necessary.

         Bank credit available to SJG totaled $176.0 million at March 31, 2004, of which $20.0 million was used. Those bank facilities consist of a $100.0 million, 3-year revolving credit and $76.0 million of uncommitted bank lines. The revolving credits were established in August 2003 with a syndicate of banks to enhance the liquidity position of SJG. Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our business' future liquidity needs.

         SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of assets as the First Mortgage Bonds, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. SJG's registration of a $150.0 million MTN program with the Securities and Exchange Commission became effective in December 2002. In July 2003, SJG issued $85.5 million of long-term debt under the program. In September 2003, SJG issued an additional $24.5 million of MTNs. Consequently, $40.0 million of the MTN program remains available for future debt issuances. Proceeds of the July and September issues were used to refinance short-term debt outstanding to commercial banks and for the redemption of certain high-rate First Mortgage Bonds. Current maturities on long-term debt over the next five years are $5.3 million per year in 2004 through 2007 and $3.0 million in 2008.

         SJG's capital structure was as follows:

                                             As of               As of
                                            March 31,         December 31,
                                       2004         2003          2003
                                      ------       ------         -----


Common and Preferred Stock Equity        52%          42%           43%
Long-Term Debt                           45%          43%           43%
Short-Term Debt                           3%          15%           14%
                                         ---         ----          ----

         Total                          100%         100%          100%
                                        ====         ====          ====

         SJG typically experiences seasonal fluctuations in leverage as short-term debt has historically peaked in the November to January period in support of high inventory and receivable levels. The seasonal low point for short-term debt incurred in support of working capital usually occurs between the end of March and the end of May each year. The ratios presented in the chart above reflect a conscious effort by management to increase the percentage of equity in SJG's capital structure over the past year.

                                     SJG-24


         SJI contributed $15.0 million and $20.0 million of capital to SJG during 2004 and 2003, respectively. Contributions of capital are credited to Other Paid-in Capital and Premium on Common Stock.

         Capital Expenditures, Commitments and Contingencies

         Capital Expenditures - SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first quarter of 2004 amounted to $11.5 million. We estimate the net costs for 2004, 2005 and 2006 at approximately $67.8 million, $54.9 million and $50.5 million, respectively.

         Commitments and Contingencies - SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of March 31, 2004 averaged $44.8 million annually and totaled $244.2 million over the contracts' lives. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

         SJG's long-term, senior secured debt is rated "A" and "Baa1" by Standard & Poor's and Moody's Investor Services, respectively. These ratings have not changed in the past five years.

         The following table summarizes our contractual cash obligations and their applicable payment due dates (in thousands):


                                                                      Up to        1 - 3       3 - 5      More than
         Contractual Obligations                        Total        1 Year        Years       Years       5 Years
         -----------------------                        -----        ------        -----       -----       -------

Long-Term Debt                                     $   264,554  $     5,273  $    10,546  $     8,270   $   240,465
Operating Leases                                           850          381          375           67            27
Construction Obligations                                 7,964        7,964            -            -             -
Commodity Supply
   Purchase Obligations                                244,200       44,400       81,200       70,600        48,000
Other Purchase Obligations                               3,181        2,478          703            -             -
                                                   -----------  -----------  -----------  -----------   -----------

Total Contractual Cash Obligations                 $   520,749  $    60,496  $    92,824  $    78,937   $   288,492
                                                   ===========  ===========  ===========  ===========   ===========

         Expected environmental remediation costs are not included in the table above due to the subjective nature of such costs and time of anticipated payments.

         SJG expects to make no contributions to its pension plan and contribute approximately $3.6 million in equal quarterly installments to its other postretirement benefit plans in 2004.

         SJG is subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to claims when we can

                                     SJG-25

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

        Ratio of Earnings to Fixed Charges - The company's ratio of earnings to fixed charges for each of the periods indicated is as follows:

  Twelve Months
      Ended
    March 31,                      Year Ended December 31,
                   ----------------------------------------------------

      2004         2003        2002        2001        2000        1999
      ----         ----        ----        ----        ----        ----
      3.5x         3.3x        2.9x        2.6x        2.6x        2.5x

         The ratio of earnings to fixed charges represents, on a pre-tax basis, the number of times earnings covers fixed charges. Earnings consist of net income, to which has been added fixed charges and taxes based on income of the company before discontinued operations. Fixed charges consist of interest charges and preferred securities dividend requirements and an interest factor in rentals.

                                     SJG-26

             Item 3. Quantitative and Qualitative Disclosures About
                     Market Risks of the Company (Unaudited)

         Commodity Market Risks - SJG is a regulated utility. As such, we recover gas commodity costs under the Basic Gas Supply Service Clause that is part of our tariff. While SJG is protected from gas cost fluctuations by the clause, we do not utilize forward contracts to shield our customers from gas cost fluctuations.

         Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable rate borrowings. Our short-term, variable rate debt outstanding at March 31, 2004 was $20.0 million and averaged $51.4 million for the first quarter. A hypothetical 100 basis point (b.p.), or 1%, increase in interest rates on our average variable rate debt outstanding would result in a $303,000 increase in our annual interest expense, net of tax. We chose the 100 basis point increase for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2003 - 31 b.p. decrease; 2002 - 74 b.p. decrease; 2001 - 383 b.p.
decrease; 2000 - 83 b.p. increase; and 1999 - 81 b.p. increase. For March 2004, our average interest rate on variable rate debt was 1.80%.

         To reduce exposure to an interest rate increase on our variable rate debt, SJG entered into an interest rate swap agreement that became effective in June 2003, which fixed the rate on $20.0 million of variable rate debt through May 2004 at 2.24%. SJG primarily issues long-term debt at fixed rates and, consequently, interest expense on existing debt is not significantly impacted by changes in market interest rates. SJG prepaid, at par, $1.5 million of 8.6% debenture notes in February 2004.

                                     SJG-27

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

         No change in SJG's internal control over financial reporting occurred during SJG's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     SJG-28

                          PART II -- OTHER INFORMATION


                            Item l. Legal Proceedings

         Information required by this Item is incorporated by reference to Part I, Item 1, Note 5, beginning on page 14.



                                Item 6. Exhibits

   (a)      Exhibits

            Exhibit No.                 Description


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

                                     SJG-29


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SOUTH JERSEY GAS COMPANY
                                  (Registrant)



  Dated:  May 10, 2004               By:  /s/ Edward J. Graham
                                          -------------------------------
                                          Edward J. Graham
                                          President & Chief Executive Officer



  Dated:  May 10, 2004               By:  /s/ David A. Kindlick
                                          ------------------------------
                                          David A. Kindlick
                                          Executive Vice President &
                                           Chief Financial Officer

                                     SJG-30

                                                                Exhibit 31.1

                                  CERTIFICATION


I, Edward J. Graham, certify that:

1. I have reviewed this report on Form 10-Q for the period ended March 31, 2004, of South Jersey Gas Company;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: May 10, 2004                /s/   Edward J. Graham
                                  --------------------------------------------
                                  Edward J. Graham
                                  President & Chief Executive Officer

                                     SJG-31



                                                             Exhibit 31.2
                                  CERTIFICATION


I, David A. Kindlick, certify that:

1. I have reviewed this report on Form 10-Q for the period ended March 31, 2004, of South Jersey Gas Company;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: May 10, 2004             /s/   David A. Kindlick
                              --------------------------------------------
                              David A. Kindlick
                              Executive Vice President &
                               Chief Financial Officer


                                     SJG-32

                                                                Exhibit 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

         In connection with the filing of the Quarterly Report on Form 10-Q of South Jersey Gas Company (the "Company") for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward J. Graham, Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

         (1)      The Report fully complies with the requirements of
                  Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





---------------------------------
Name:  Edward J. Graham
Title:  Chief Executive Officer
May 10, 2004


                                     SJG-33



                                                                  Exhibit 32.2



                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

         In connection with the filing of the Quarterly Report on Form 10-Q of South Jersey Gas Company (the "Company") for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David A. Kindlick, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

         (1)      The Report fully complies with the requirements of
                  Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





/s/ David A. Kindlick
---------------------------------
Name: David A. Kindlick
Title: Chief Financial Officer
May 10, 2004

                                     SJG-34