Form 10-K/A
SOUTH JERSEY GAS CO/NEW
filed 2004-07-28
CIK 1035216

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

         This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 is being filed solely to correct certain dates included in our independent auditor's consent filed as Exhibit 23 under Item 15 of our Annual Report on Form 10-K, which was filed on March 18, 2004.




     Exhibit              Description
      Number

        23           Independent Auditors' Consent.

       31.1          Certification of Chief Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2          Certification of Chief Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1          Certification of Chief Executive Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2          Certification of Chief Financial Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

                                      SJG-1


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SOUTH JERSEY GAS COMPANY


                                   BY: /s/ David A. Kindlick
                                       ----------------------------------------
                                       David A. Kindlick, Executive Vice
                                        President & Chief Financial Officer

                                   Date:   July 28, 2004
                                         -----------------

                                     SJG-2


                                  EXHIBIT INDEX


     Exhibit               Description
      Number

        23           Independent Auditors' Consent.

       31.1          Certification of Chief Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2          Certification of Chief Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1          Certification of Chief Executive Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2          Certification of Chief Financial Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

                                     SJG-3