Form 10-Q
period 2004-06-30
SOUTH JERSEY GAS CO/NEW
filed 2004-08-09
CIK 1035216

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

         For the quarterly period ended June 30, 2004

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

As of August 9, 2004 there were 2,339,139 shares of the registrant's common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

================================================================================

                                      SJG-1

                         PART I -- FINANCIAL INFORMATION



              Item 1. Financial Statements-- See Pages 3 through 17

                                     SJG-2

                            SOUTH JERSEY GAS COMPANY

                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                 (In Thousands)

                                                    Three Months Ended
                                                         June 30,
                                            -----------------------------------
                                                 2004                2003
                                            -----------------------------------


Operating Revenues                                 $ 73,991           $ 75,547
                                            ----------------    ---------------

Operating Expenses:
   Gas Purchased for Resale                          46,428             49,347
   Operations                                        11,829             10,807
   Maintenance                                        1,439              1,483
   Depreciation                                       6,303              5,870
   Energy and Other Taxes                             1,983              2,131
                                            ----------------    ---------------

      Total Operating Expenses                       67,982             69,638
                                            ----------------    ---------------

Operating Income                                      6,009              5,909

Other Income and Expense                                 (8)                22

Interest Charges                                      4,348              4,509
                                            ----------------    ---------------

Income Before Income Taxes                            1,653              1,422

Income Taxes                                            830                753
                                            ----------------    ---------------

Net Income Applicable to Common Stock                 $ 823              $ 669
                                            ================    ===============




The accompanying footnotes are an integral part of the financial statements.

                                     SJG-3

                            SOUTH JERSEY GAS COMPANY

                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                 (In Thousands)

                                                     Six Months Ended
                                                         June 30,
                                            -----------------------------------
                                                 2004                2003
                                            -----------------------------------


Operating Revenues                                $ 274,114          $ 315,483
                                            ----------------    ---------------

Operating Expenses:
   Gas Purchased for Resale                         182,665            228,211
   Operations                                        24,337             21,299
   Maintenance                                        2,784              2,940
   Depreciation                                      12,466             11,657
   Energy and Other Taxes                             6,711              7,159
                                            ----------------    ---------------

      Total Operating Expenses                      228,963            271,266
                                            ----------------    ---------------

Operating Income                                     45,151             44,217

Other Income and Expense                                559                (96)

Interest Charges                                      8,668              9,294
                                            ----------------    ---------------

Income Before Income Taxes                           37,042             34,827

Income Taxes                                         15,513             14,724
                                            ----------------    ---------------

Net Income Applicable to Common Stock              $ 21,529           $ 20,103
                                            ================    ===============


The accompanying footnotes are an integral part of the financial statements.

                                     SJG-4

                            SOUTH JERSEY GAS COMPANY

            CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (In Thousands)

                                                            Three Months Ended
                                                                  June 30,
                                                         -----------------------
                                                             2004        2003
                                                         -----------  ----------



Net Income Applicable to Common Stock                         $ 823       $ 669
                                                         -----------  ----------

Other Comprehensive (Loss) Income, Net of Tax:*

  Change in Fair Value of Investments                           (26)        193
  Change in Fair Value of Derivatives                             4         (14)
                                                         -----------  ----------

     Other Comprehensive (Loss) Income - Net of Tax*            (22)        179
                                                         -----------  ----------

Comprehensive Income                                          $ 801       $ 848
                                                         ===========  ==========



                                                             Six Months Ended
                                                                 June 30,
                                                         -----------------------
                                                             2004        2003
                                                         -----------  ----------



Net Income Applicable to Common Stock                      $ 21,529    $ 20,103
                                                         -----------  ----------

Other Comprehensive (Loss) Income, Net of Tax:*

  Change in Fair Value of Investments                          (301)        153
  Change in Fair Value of Derivatives                             4          70
                                                         -----------  ----------

     Other Comprehensive (Loss) Income - Net of Tax*           (297)        223
                                                         -----------  ----------

Comprehensive Income                                       $ 21,232    $ 20,326
                                                         ===========  ==========



* Determined using a combined statutory tax rate of 40.85%.

The accompanying footnotes are an integral part of the financial statements.

                                     SJG-5



                                          SOUTH JERSEY GAS COMPANY

                               CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                               (In Thousands)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                              -------------------------------
                                                                                  2004             2003
                                                                              -------------    --------------

Cash Flows from Operating Activities:
  Net Income Applicable to Common Stock                                           $ 21,529          $ 20,103
  Adjustments to Reconcile Net Income to Cash Flows
   Provided by Operating Activities:
    Depreciation and Amortization                                                   13,632            12,816
    Provision for Losses on Accounts Receivable                                        461               936
    Revenues and Fuel Costs Deferred - Net                                          12,784            19,653
    Deferred and Non-Current Income Taxes and Credits - Net                          6,326               529
    Environmental Remediation Costs - Net                                           (1,216)            3,095
    Gas Plant Cost of Removal                                                         (400)             (306)
    Changes in:
      Accounts Receivable                                                           25,515            18,986
      Inventories                                                                    9,317             1,202
      Prepayments and Other Current Assets                                             756              (418)
      Prepaid and Accrued Taxes - Net                                              (15,423)            2,817
      Accounts Payable and Other Accrued Liabilities                                 9,326            (5,156)
      Other - Net                                                                      861              (461)
                                                                              -------------    --------------

        Net Cash Provided by Operating Activities                                   83,468            73,796
                                                                              -------------    --------------

Cash Flows from Investing Activities:
  Capital Expenditures and Salvage                                                 (32,055)          (23,618)
                                                                              -------------    --------------

        Net Cash Used in Investing Activities                                      (32,055)          (23,618)
                                                                              -------------    --------------

Cash Flows from Financing Activities:
  Net Repayments of Lines of Credit                                                (59,500)          (34,400)
  Principal Repayments of Long-Term Debt                                            (6,773)          (15,658)
  Payments for Issuance of Long-Term Debt                                              (42)              (70)
  Additional Investment by Shareholder                                              15,000                 -
                                                                              -------------    --------------

        Net Cash Used in Financing Activities                                      (51,315)          (50,128)
                                                                              -------------    --------------

Net Increase in Cash and Cash Equivalents                                               98                50
Cash and Cash Equivalents at Beginning of Period                                     3,210             3,580
                                                                              -------------    --------------

Cash and Cash Equivalents at End of Period                                         $ 3,308           $ 3,630
                                                                              =============    ==============

The accompanying footnotes are an integral part of the financial statements.

                                     SJG-6


                                                     SOUTH JERSEY GAS COMPANY

                                                     CONDENSED BALANCE SHEETS
                                                          (In Thousands)
                                                                             (Unaudited)
                                                                              June 30,               December 31,
                                                                   --------------------------------  --------------
                                                                       2004              2003            2003

                                                                   --------------    --------------  --------------

ASSETS

Property, Plant and Equipment:
   Utility Plant, at original cost                                     $ 924,497         $ 867,801       $ 894,654
     Accumulated Depreciation                                           (218,042)         (202,460)       (209,831)
                                                                   --------------    --------------  --------------

          Property, Plant and Equipment - Net                            706,455           665,341         684,823
                                                                   --------------    --------------  --------------

Investments:
   Available-for-Sale Securities                                           4,601             3,657           4,497
   Investment in Affiliate                                                     -             1,082               -
                                                                   --------------    --------------  --------------

          Total Investments                                                4,601             4,739           4,497
                                                                   --------------    --------------  --------------

Current Assets:
   Cash and Cash Equivalents                                               3,308             3,630           3,210
   Accounts Receivable                                                    48,901            63,790          48,412
   Unbilled Revenues                                                       4,454             6,112          31,070
   Provision for Uncollectibles                                           (3,112)           (3,225)         (3,263)
   Natural Gas in Storage, average cost                                   48,906            40,274          59,432
   Materials and Supplies, average cost                                    4,768             3,450           3,559
   Prepaid Taxes                                                          17,361            10,974           2,661
   Prepaid Pension                                                        16,695                 -          18,206
   Other Prepayments and Current Assets                                    3,072             3,853           2,317
                                                                   --------------    --------------  --------------

          Total Current Assets                                           144,353           128,858         165,604
                                                                   --------------    --------------  --------------

Regulatory Assets:
   Environmental Remediation Costs:
     Expended - Net                                                        5,363             3,375           4,147
     Liability for Future Expenditures                                    52,177            48,211          50,983
   Gross Receipts and Franchise Taxes                                      1,146             1,589           1,367
   Income Taxes - Flowthrough Depreciation                                 7,130             8,108           7,619
   Deferred Fuel Cost - Net                                                    -            11,941           1,720
   Deferred Postretirement Benefit Costs                                   3,213             3,591           3,402
   Societal Benefit Costs                                                  5,053             7,531           7,529
   Other Regulatory Assets                                                 1,033               551             732
                                                                   --------------    --------------  --------------

          Total Regulatory Assets                                         75,115            84,897          77,499
                                                                   --------------    --------------  --------------

Other Non-Current Assets:
   Unamortized Debt Discount and Expense                                   6,162             5,461           6,383
   Accounts Receivable - Merchandise                                       5,411             3,538           4,671
   Other                                                                   2,697             4,352           2,805
                                                                   --------------    --------------  --------------

          Total Other Non-Current Assets                                  14,270            13,351          13,859
                                                                   --------------    --------------  --------------

               Total Assets                                            $ 944,794         $ 897,186       $ 946,282
                                                                   ==============    ==============  ==============

The accompanying footnotes are an integral part of the financial statements.

                                     SJG-7



                                                     SOUTH JERSEY GAS COMPANY

                                                     CONDENSED BALANCE SHEETS
                                                          (In Thousands)
                                                                             (Unaudited)
                                                                              June 30,               December 31,
                                                                   --------------------------------  --------------
                                                                       2004              2003            2003

                                                                   --------------    --------------  --------------

Capitalization and Liabilities

Common Equity:
   Common Stock, Par Value $2.50 per share:
      Authorized - 4,000,000 shares
      Outstanding - 2,339,139 shares                                     $ 5,848           $ 5,848         $ 5,848
   Other Paid-In Capital and Premium on Common Stock                     170,317           135,317         155,317
   Accumulated Other Comprehensive (Loss) Income                             (18)           (8,466)            279
   Retained Earnings                                                     129,885           101,851         108,356

                                                                   --------------    --------------  --------------

          Total Common Equity                                            306,032           234,550         269,800
                                                                   --------------    --------------  --------------

Preferred Stock:
   Redeemable Cumulative Preferred  -  Par Value $100 per share,
     Authorized 41,966 shares, Outstanding 16,904 shares 8% Series         1,690             1,690           1,690

                                                                   --------------    --------------  --------------

Long-Term Debt                                                           257,008           221,713         263,781

                                                                   --------------    --------------  --------------

          Total Capitalization                                           564,730           457,953         535,271
                                                                   --------------    --------------  --------------

Current Liabilities:
   Notes Payable                                                          27,700           119,500          87,200
   Current Maturities of Long-Term Debt                                    5,273             8,423           5,273
   Accounts Payable                                                       51,843            39,076          40,954
   Deferred Income Taxes - Net                                             3,463            14,563           6,694
   Customer Deposits                                                       8,328             7,143           7,957
   Environmental Remediation Costs                                         5,806             4,852           7,630
   Taxes Accrued                                                           8,598            15,563           9,321
   Derivatives                                                                 -                24               7
   Interest Accrued and Other Current Liabilities                          7,480             6,436           9,414
                                                                   --------------    --------------  --------------

          Total Current Liabilities                                      118,491           215,580         174,450
                                                                   --------------    --------------  --------------

Deferred Credits and Other Non-Current Liabilities:
   Deferred Income Taxes - Net                                           128,016           104,275         118,894
   Environmental Remediation Costs                                        46,371            43,359          43,353
   Regulatory Liabilities                                                 63,937            47,522          49,880
   Pension and Other Postretirement Benefits                              11,404            16,256          11,336
   Investment Tax Credits                                                  3,300             3,645           3,471
   Other                                                                   8,545             8,596           9,627
                                                                   --------------    --------------  --------------

            Total Deferred Credits and Other Non-Current Liabilities     261,573           223,653         236,561
                                                                   --------------    --------------  --------------

Commitments and Contingencies (Note 5)

               Total Capitalization and Liabilities                    $ 944,794         $ 897,186       $ 946,282
                                                                   ==============    ==============  ==============


The accompanying footnotes are an integral part of the financial statements.

                                     SJG-8

               Notes to Condensed Financial Statements (Unaudited)

Note 1.           Summary of Significant Accounting Policies:

         The Entity - South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of South Jersey Gas Company (SJG). SJG reclassified some previously reported amounts to conform with current year classifications. In our opinion, the condensed financial statements reflect all adjustments, which are of a normally occurring nature, needed to fairly present SJG's financial position and operating results at the dates and for the periods presented. Our business is subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year's operating results. These financial statements should be read in conjunction with SJG's 2003 Form 10K.

         Equity Investments - We classify equity investments purchased as long-term investments as Available-for-Sale Securities on our balance sheets and carry them at their fair value with any changes in unrealized gains or losses included in Other Comprehensive (Loss) Income.

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

         Capitalized Interest - SJG capitalizes interest on construction at its BPU-approved rate of return on rate base (See Note 2). SJG's capitalized interest totaled $0.2 million and $0.1 million in the three month periods and $0.3 million in each of the six month periods ended June 30, 2004 and 2003, respectively.

         Derivative Instruments and Hedge Accounting - SJG accounts for its derivatives under the guidance of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement establishes accounting and reporting standards for derivative instruments, including those embedded in other contracts, and for hedging activities. It requires that all derivatives, whether designated as hedging relationships or not, must be recorded on the balance sheet at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. If the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. If the derivative is designated as a cash flow hedge, we record the effective portion of changes in the fair value of the derivative in Accumulated

                                     SJG-9

Other Comprehensive (Loss) Income and recognize it in the income statement when the hedged item affects earnings. We recognize ineffective portions of changes in the fair value of cash flow hedges in earnings.

         No commodity related activities of SJG are considered subject to the fair value recognition requirements of Statement No. 133, as amended.

         In May 2003, we entered into an interest rate swap contract that effectively fixed the interest rate at 2.24% through May 20, 2004 on $20.0 million of our debt outstanding under bank credit agreements. We entered into this interest rate swap agreement to hedge the exposure to increasing rates with respect to our variable rate debt. The differential paid as a result of this swap agreement was accrued as interest rates changed and recognized as an adjustment to interest expense. We accounted for this interest rate swap as a cash flow hedge.

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

         SJG recovers certain asset retirement costs through rates charged to customers as an approved component of depreciation expense. As of June 30, 2004 and 2003, SJG had accrued amounts in excess of actual removal costs incurred totaling $47.3 million and $43.5 million, respectively, which, in accordance with Statement No. 143, are recorded as Regulatory Liabilities on the condensed balance sheets. The adoption of this statement did not materially affect SJG's financial condition or results of operations.

         In January 2003, the FASB issued Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Management has adopted FIN 46 and accordingly determined that SJG Capital Trust, which was established for the sole purpose of issuing $35 million of mandatorily redeemable preferred securities, could no longer be consolidated into SJI's financial statements effective July 1, 2003. These securities were redeemed in November 2003. Prior periods were restated to report the original equity investment amount in SJG Capital Trust as a separate $1.1 million investment in an affiliate and the $36.1 million subordinated debenture to SJG Capital Trust as debt on its condensed balance sheet rather


                                     SJG-10

than the $35 million of mandatorily redeemable preferred securities as previously reported. The adoption of FIN 46 did not impact SJG's net income or retained earnings for the periods reported. The Company is not a party to any variable interest entities covered by FIN 46.

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

                                                           Years Remaining
                  Regulatory Asset                        As of June 30, 2004

         Environmental Remediation Costs:
                  Expended - Net                               Various
                  Liability for Future Expenditures        Not Applicable
         Gross Receipts and Franchise Taxes                       3
         Income Taxes - Flowthrough Depreciation                  7
         Deferred Fuel Costs - Net                             Various
         Deferred Postretirement Benefit Costs                    9
         Societal Benefit Costs  Various                       Various

         The remaining assets reflected under the caption Other Regulatory Assets are being recovered from ratepayers as approved by the BPU (See Note 6).

         Regulatory Liabilities consisted of the following items (in thousands):

                                              June 30,            December 31,
                                          2004         2003           2003
                                     -----------     ----------    -----------

  Deferred Revenues - Net            $    11,063     $        -    $         -
  Excess Plant Removal Costs              47,320         43,462         45,241
  Overcollected State Taxes                5,268          3,774          4,353
  Other                                      286            286            286
                                     -----------     ----------    -----------
       Total Regulatory Liabilities  $    63,937     $   47,522    $    49,880
                                     ===========     ==========    ===========

         Deferred Revenues - Net reflects the overrecovery of gas costs from ratepayers under SJG's gas cost clauses (See Note 2). Excess Plant Removal Costs represent amounts accrued in excess of actual utility plant removal costs incurred to date (See New Accounting Pronouncements). All other amounts are subject to being returned to ratepayers in future rate proceedings.

                                     SJG-11

         Statements of Cash Flows - For purposes of reporting cash flows, highly liquid investments with original maturities of three months or less are considered cash equivalents.

Note 2.           Regulatory Actions:

         In January 1997, the BPU granted SJG rate relief, which was predicated in part upon a 9.62% rate of return on rate base that included an 11.25% return on common equity. This rate relief provided for the recovery of cost of service, including deferred costs, through base rates. Additionally, our threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation increased. As a result of this case, we kept 100% of pre-tax margins up to the threshold level of $7.8 million. The next $750,000 was credited to customers through the Basic Gas Supply Service (BGSS) clause. Thereafter, we kept 20% of the pre-tax margins as we had historically. See Note 6 for information regarding the July 7, 2004 approval of SJG's base rate increase.

         Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas commodity supplier. As of June 30, 2004, 106,179 of our residential customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in our revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect our net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that SJG still recovers cost of service, including certain deferred costs, through base rates.

         In December 2001, the BPU approved recovery of SJG's October 31, 2001 underrecovered gas cost balance of $48.9 million plus accrued interest since April 1, 2001 at a rate of 5.75%. As of June 30, 2004, the remaining deferred underrecovered balance totaled $1.9 million.

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

                                     SJG-12

         In August 2002, SJG filed for a Societal Benefits Clause (SBC) rate increase. The SBC recovers costs related to BPU-mandated programs and environmental remediation costs that are recovered through our Remediation Adjustment Clause (RAC); energy efficiency and renewable energy program costs that are recovered through our New Jersey Clean Energy Programs; consumer education program costs; and the interim low income program costs. In August 2003, the BPU approved a $6.7 million increase to our SBC, effective September 1, 2003. This approval increased the annual recovery level of $6.7 million to $13.4 million.

         Also in August 2002, SJG filed a petition with the BPU to transfer its appliance service business from the regulated utility into a newly created unregulated company. As filed, the newly created company would have the flexibility to be more responsive to competition and customer needs by expanding and modifying its service offerings in an unregulated environment. See Note 6 for additional information on the approval of SJG's petition.

         In September 2002, SJG filed with the BPU to maintain its current BGSS rate through October 2003. However, due to price increases in the wholesale market, in February 2003, we filed an amendment to the September 2002 filing. In April 2003, the BPU approved a $16.6 million increase to our annual gas costs recoveries.

         In March 2003, the BPU approved a statewide Universal Service Fund
(USF) program on a permanent basis. In June 2003, the BPU established a statewide program through which funds for the USF and Lifeline Credit and Tenants Assistance (Lifeline) Programs would be collected from customers of all electric and gas utilities in the state. The BPU ordered that utility rates be set to recover a total statewide USF budget of $33.0 million, and a total Lifeline budget of $72.0 million. Recovery rates for both programs were implemented on August 1, 2003. In April 2004, SJG made its annual USF filing, along with the state's other electric and gas utilities, proposing a statewide USF budget of $105.5 million. The proposed statewide budget was updated to $113.0 million and filed with the BPU in May 2004. In June 2004, the BPU approved the budget of $113.0 million with new rates being implemented effective July 1, 2004.

         In July 2003, SJG made its annual BGSS filing, as amended, with the BPU. Due to further price increases in the wholesale market, we filed for a $24.0 million increase to our annual gas cost revenues. In August 2003, the BPU approved SJG's price increase on a provisional basis, subject to refund with interest, effective September 1, 2003.

         In August 2003, SJG filed a base rate case with the BPU to increase its base rates to obtain a certain level of return on its invested capital. The rate case was approved on July 7, 2004 (See Note 6). We had not sought a base rate increase from the BPU since the implementation of its base rate case approval in January 1997.

         Also in August 2003, the BPU approved SJG's previously filed petition for the recovery of a $5.7 million Temperature Adjustment Clause (TAC) deficiency, effective September 1, 2003. As of June 30, 2004, the deferred TAC deficiency has been reduced to $1.3 million.

                                     SJG-13

         In February 2004, SJG filed notice with the BPU to reduce its gas cost revenues by approximately $5.0 million, via a rate reduction, in addition to providing for a $21.8 million bill credit to customers. Both the rate reduction and bill credit were approved and implemented in March 2004.

         In June 2004, SJG made its annual BGSS filing with the BPU requesting a $4.9 million increase in gas cost recoveries.

         Filings and petitions described above are still pending unless otherwise indicated.

Note 3.           Retained Earnings:

         Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on our common stock. As of June 30, 2004, these restrictions did not affect the amount that may be distributed from SJG's retained earnings.

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

         On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act (the "Act") of 2003. In accordance with FASB Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," issued in December 2003, management elected to defer any financial impact resulting from the Act pending the availability of more information. With the assistance of the company's actuary, management has determined that the Act has no impact on the postretirement benefit plans of SJI.

          Net periodic benefit cost for the three and six months ended June 30, 2004 and 2003 related to the pension and other postretirement benefit insurance plans consisted of the following components (in thousands):



                                                                              Pension Benefits
                                                              Three Months Ended           Six Months Ended
                                                                   June 30,                    June 30,
                                                               2004         2003           2004         2003
                                                            --------      -------         ------       ------

              Service Cost                                  $     672    $     579      $   1,344    $   1,158
              Interest Cost                                     1,274        1,205          2,548        2,410

                                     SJG-14

              Expected Return on Plan Assets                   (1,580)      (1,241)        (3,160)      (2,482)
              Amortization of
                  Transition Obligation                             -           16              -           32
              Amortization of Loss and Other                      388          402            776          804
                                                            ---------    ---------      ---------    ---------

              Net Periodic Benefit Cost                     $     754    $     961      $   1,508    $   1,922
                                                            =========    =========      =========    =========

                                                                               Other Benefits
                                                              Three Months Ended           Six Months Ended
                                                                   June 30,                    June 30,
                                                               2004         2003           2004         2003
                                                            --------      -------         ------       ------

              Service Cost                                  $     341    $     290      $     682    $     580
              Interest Cost                                       603          476          1,206          952
              Expected Return on Plan Assets                     (351)        (202)          (702)        (404)
              Amortization of
                  Transition Obligation                           189          144            378          288
              Amortization of Loss and Other                       37           74             74          148
                                                            ---------    ---------      ---------    ---------

              Net Periodic Benefit Cost                     $     819    $     782      $   1,638    $   1,564
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

         Gas Supply Contracts - SJG, in the normal course of conducting business, has entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. During the next 12 months, no contracts are expiring that would have a material negative impact, either alone or in combination, on SJG. The transportation and storage service agreements between us and our interstate pipeline suppliers were made under Federal Energy Regulatory Commission approved tariffs. Our cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $4.2 million per month, recovered on a current basis through the BGSS.

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

                                     SJG-15

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

         Since the early 1980s, we accrued environmental remediation costs of $141.0 million, of which $88.8 million has been spent as of June 30, 2004. With the assistance of a consulting firm, we estimate that future costs to clean up our sites will range from $52.2 million to $162.6 million. We recorded the lower end of this range as a liability. It is reflected on the 2004 condensed balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities (See Note 1). Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

         We have two regulatory assets associated with environmental costs. The first asset is titled Environmental Remediation Cost: Expended - Net. These expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB Statement No. 71. The BPU allows us to recover expenditures through the RAC (See Note 2).

         The other asset titled Environmental Remediation Cost: Liability for Future Expenditures relates to estimated future expenditures determined under the guidance of FASB Statement No. 5, "Accounting for Contingencies." We recorded this amount, which relates to former manufactured gas plant sites, as a deferred debit with the corresponding amount reflected on the condensed balance sheets under the captions, Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The recorded deferred debit is a regulatory asset under Statement No. 71. The BPU's intent, evidenced by current practice, is to allow us to recover the deferred costs after these costs are spent over 7-year periods. As of June 30, 2004, we reflected the unamortized remediation costs of $5.4 million on the condensed balance sheet under the caption Regulatory Assets. Since implementing the RAC in 1992, we have recovered $40.8 million through rates (See Note 2).

Note 6.           Subsequent Events:

         Rate Case Settlement - On July 7, 2004, the BPU granted SJG a base rate increase of $20.0 million, which was predicated in part upon a 7.97% rate of return on rate base that included a 10.0% return on common equity. SJG expects the settlement of the case to provide an incremental $8.5 million on an annualized basis to net income. SJG was also permitted recovery of regulatory assets contained in its petition.

                                     SJG-16

         Included in the base rate increase was a change to the sharing of pre-tax margins on interruptible and off-system sales and transportation. SJG will now recover through its base rates $7.8 million that it had previously recovered through the sharing of pre-tax margins. As a result, the sharing of pre-tax margins will begin from dollar one, with SJG retaining 20% as it has historically. Moreover, SJG will now share pre-tax margins from on-system capacity release sales, in addition to the interruptible and off-system sales and transportation. Effective July 1, 2006, the 20% retained by SJG will decrease to 15% of such margins.

         As part of the tariff changes, SJG further expanded its choices available to commercial and industrial customers. SJG added two electric generation services for small and large users, and restructured its existing Firm Electric Service so it is applicable to electric generation. The addition of these services allowed SJG to eliminate its existing cogeneration services since these services will be provided under one of the three electric generation services, based on the customer needs. SJG also split its existing commercial service into two classes to separate large and small users, resulting in two distinct price structures.

         As part of the overall settlement, SJG provided customers with an offsetting $38.9 million rate reduction. These reductions are being provided to customers through the company's various clauses and will not negatively impact the company's net income.

         Pending Audits - The BPU has issued an order under which it will perform a competitive services audit and a management audit that includes a focused review of SJG's gas supply and purchasing practices. The audits, which will commence later in 2004, are mandated by statute to be conducted at predetermined intervals.

         Appliance Service Business - On July 23, 2004, the BPU approved SJG's petition to transfer its appliance service business from the regulated utility. In anticipation of this transfer, SJI had formed South Jersey Energy Service Plus, LLC, (SJESP) to perform appliance repair services after BPU approval of the transfer. SJESP will purchase certain assets required to perform such repair services from SJG. In addition, SJESP will assume certain liabilities from SJG. The final price will be determined at the date of transfer which is currently expected to be on September 1, 2004. The agreement also calls for SJESP to pay an additional $1.5 million to SJG. This $1.5 million will be credited to customers through the RAC and will have no earnings impact on SJG. The approval of SJG's proposal will have no effect on the provision of safety-related or emergency-related services to the public. The services being transferred include only non-safety related, competitive appliance services.

         Financing Activities - SJG redeemed, at par, its 7.7% Medium Term Note
(MTN) due 2015 on July 15, 2004. Subsequently, on August 4, 2004, SJG issued $40.0 million of debt under its MTN program established in 2002. The debt was issued at an average interest rate of 5.66% and an average maturity of 17 years. This represents the final amount authorized to be issued under the 2002 MTN program.

                                     SJG-17

            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Unaudited)


         Overview

         South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributed natural gas in the seven southernmost counties of New Jersey to 306,953 customers at June 30, 2004 compared with 298,877 customers at June 30, 2003. SJG also:

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

Critical Accounting Policies

         Estimates and Assumptions - As described in the footnotes to our condensed financial statements, management must make estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results could differ from those estimates. Four types of transactions presented in our condensed financial statements require a significant amount of judgment and estimation. These relate to regulatory assets, environmental remediation costs, pension and postretirement employee benefit costs and unbilled revenues.

                                     SJG-18

         The New Jersey Board of Public Utilities (BPU) has reviewed and approved, through specific orders, all of the items shown as regulatory assets. In recording these costs as regulatory assets, management believes the costs are probable of recovery under existing rate-making concepts that are embodied in current rate orders received by SJG. However, ultimate recovery is subject to BPU approval.

         An outside consulting firm assists us in estimating future costs for environmental remediation activities. We estimate future costs based on projected investigation and work plans using existing technologies. Developing a single reliable estimation point is not feasible because of the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Therefore, we estimate the range of future costs at $52.2 million to $162.3 million. In preparing financial statements, we record liabilities for future costs using the lower end of the range. We update estimates each quarter to take into account past efforts, changes in work plans and remediation technologies.

         The costs of providing pension and other postretirement employee benefits are impacted by actual plan experience as well as assumptions of future experience. Employee demographics, plan contributions, investment performance, and actuarial assumptions concerning return on plan assets, discount rates and health care cost trends all have a significant impact on determining our projected benefit obligations. Actuarial assumptions are evaluated annually with the assistance of our investment manager and actuary and adjusted accordingly. These adjustments could result in significant changes to the net periodic benefit cost of providing such benefits and the related liability recognized by SJG.

         A majority of SJG's customers have their meters read on a cycle basis throughout the month. As a result, recognized revenues include estimates as described below.

         Revenue Recognition - SJG bills customers monthly for gas delivered and recognizes those revenues during the month. For SJG customers that are not billed at the end of each month, we make an accrual to recognize estimated revenues for gas delivered from the date of the last meter reading to the end of the month. We bill our customers at rates approved by the BPU.

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

                                     SJG-19

         New Accounting Pronouncements - See detailed discussions concerning New Accounting Pronouncements and their impact on SJG in Note 1 to the condensed financial statements.

         Temperature Adjustment Clause - A Board of Public Utilities approved Temperature Adjustment Clause (TAC) increased(decreased) SJG's net income by $0.9 million and $(1.0) million for the three months ended and $0.2 million and $(2.4) million for the six months ended June 30, 2004 and 2003, respectively. The clause is designed to mitigate the effect of variations in heating season temperatures from historical norms. While we record the revenue and income impacts of TAC adjustments as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next clause year. Each TAC year begins October 1.

         Recent Regulatory Actions - In August 2002, SJG filed for a Societal Benefits Clause (SBC) rate increase. The SBC recovers costs related to BPU-mandated programs and environmental remediation costs that are recovered through SJG's Remediation Adjustment Clause; energy efficiency and renewable energy program costs that are recovered through SJG's New Jersey Clean Energy Programs; consumer education program costs; and the interim low income program costs. In August 2003, the BPU approved a $6.7 million increase to SJG's SBC, effective September 1, 2003. This approval increased the annual recovery level of $6.7 million to $13.4 million.

         Also in August 2002, SJG filed a petition with the BPU to transfer its appliance service business from the regulated utility into a newly created unregulated company. On July 23, 2004, the BPU approved SJG's petition to transfer its appliance service business from the regulated utility. In anticipation of this transfer, SJI had formed South Jersey Energy Service Plus, LLC (SJESP), to perform appliance repair services after BPU approval of the transfer. SJESP will purchase certain assets required to perform such repair services from SJG. In addition, SJESP will assume certain liabilities from SJG. The final price will be determined at the date of transfer which is currently expected to be on September 1, 2004. The agreement also calls for SJESP to pay an additional $1.5 million to SJG. This $1.5 million will be credited to customers through the RAC and will have no earnings impact on SJG. The approval of SJG's proposal will have no effect on the provision of safety-related or emergency-related services to the public. The services being transferred include only non-safety related, competitive appliance services. It is anticipated that SJESP will have the flexibility to be more responsive to competition and customer needs by expanding and modifying its service offerings in an unregulated environment.

         In September 2002, SJG filed with the BPU to maintain its current Basic Gas Supply Service (BGSS) rate through October 2003. However, due to price increases in the wholesale market, in February 2003, SJG filed an amendment to the September 2002 filing. In April 2003, the BPU approved a $16.6 million increase to SJG's annual gas cost revenues.

         In March 2003, the BPU approved a statewide Universal Service Fund
(USF) program on a permanent basis. In June 2003, the BPU established a statewide program through which funds for the USF and Lifeline Credit and Tenants Assistance (Lifeline) Programs would be collected from customers of all electric and gas utilities in the state. The BPU ordered that utility rates be set to recover a total statewide USF budget of $33.0 million, and a total Lifeline budget of $72.0 million. Recovery rates for both programs were

                                     SJG-20

implemented on August 1, 2003. In April 2004, SJG made its annual USF filing, along with the state's other electric and gas utilities, proposing a statewide USF budget of $105.5 million. The proposed statewide budget was updated to $113.0 million and filed with the BPU in May 2004. In June 2004, the BPU approved the budget of $113.0 million with new rates being implemented effective July 1, 2004.

         In July 2003, SJG made its annual BGSS filing, as amended, with the BPU. Due to further price increases in the wholesale market, SJG filed for a $24.0 million increase to its annual gas cost revenues. In August 2003, the BPU approved SJG's price increase on a provisional basis, subject to refund with interest, effective September 1, 2003.

         In August 2003, the BPU approved SJG's previously filed petition for the recovery of a $5.7 million Temperature Adjustment Clause (TAC) deficiency, effective September 1, 2003. As of June 30, 2004, the deferred TAC deficiency has been reduced to $1.3 million.

         Also in August 2003, SJG filed a base rate case with the BPU to increase its base rate to obtain a certain level of return on its investment of capital. We had not sought a base rate increase from the BPU since the implementation of its base rate case approval in January 1997. On July 7, 2004, the BPU approved an increase to SJG's base rates totaling $20.0 million, which was predicated in part upon a 7.97% rate of return on rate base that included a 10.0% return on common equity. SJG expects the settlement of the case to provide an incremental $8.5 million on an annualized basis to net income. SJG was also permitted recovery of regulatory assets contained in its petition.

         Included in the base rate increase was a change to the sharing of pre-tax margins on interruptible and off-system sales and transportation. SJG will now recover through its base rates $7.8 million that it previously had recovered through the sharing of pre-tax margins. As a result, the sharing of pre-tax margins will begin from dollar one, with SJG retaining 20% as it has historically. Moreover, SJG will now share pre-tax margins from on-system capacity release sales, in addition to the interruptible and off-system sales and transportation. Effective July 1, 2006, the 20% retained by SJG will decrease to 15% of such margins.

         As part of the tariff changes, SJG further expanded service choices available to commercial and industrial customers. SJG added two electric generation services for small and large users, and restructured its existing Firm Electric Service so it is applicable to electric generation. The addition of these services allowed SJG to eliminate its existing cogeneration services since these services will be provided under one of the three electric generation services, based on customer needs. SJG also split its existing commercial service into two classes to separate large and small users, resulting in two distinct price structures.

         As part of the overall settlement, SJG provided customers with an offsetting $38.9 million rate reduction. These reductions are being provided to customers through the company's various clauses and will not negatively impact the company's net income.

         In February 2004, SJG filed notice with the BPU to reduce its gas cost revenues by approximately $5.0 million, via a rate reduction, in addition to

                                     SJG-21

providing for a $21.8 million bill credit to customers. Both the rate reduction and bill credit were approved and implemented in March 2004. In June 2004, SJG made its annual BGSS filing with the BPU requesting a $4.9 million increase in gas cost recoveries.

         Pending Audits - The BPU has issued an order under which it will perform a competitive services audit and a management audit that includes a focused review of SJG's gas supply and purchasing practices. The audits, which will commence later in 2004, are mandated by statute to be conducted at predetermined intervals.

         Filings and petitions described above are still pending unless otherwise indicated. Additional discussion concerning Regulatory Actions can be found in Notes 2 and 6 to the condensed financial statements.

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

         We believe that all costs incurred net of insurance recoveries relating to the MGP sites will be recovered through rates under SJG's Remediation Adjustment Clause (RAC). The RAC currently permits SJG to recover incurred costs in equal installments over 7-year periods with carrying costs. As of June 30, 2004, SJG has $5.4 million of remediation costs not yet recovered through rates.

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

         Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of 1999. As of June 30, 2004, 106,179 SJG residential customers chose a natural gas commodity supplier other than the utility. This number increased from 95,410 at June 30, 2003 as marketers were

                                     SJG-22

able to offer natural gas at prices competitive with those available under regulated utility tariffs. Customers purchasing natural gas from providers other than SJG are charged for gas costs by the marketer, not SJG. The resulting decrease in SJG's revenues is offset by a corresponding decrease in SJG's gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the Basic Gas Supply Service clause as well as other costs of service including deferred costs, through tariffs.

         Results of Operations

         Operating Revenues - Revenues decreased $1.6 million during the second quarter compared with the same period in 2003. The decrease was primarily due to two factors. First, weather was 37.8% warmer during the quarter than last year, which resulted in a reduction in utility sales volume. Second, there was an 11.3% increase in the number of residential customers purchasing their gas from a source other than SJG. The decline in customers who purchased their natural gas from SJG directly impacted utility revenues. However, since gas costs are passed on directly to customers without any profit margin added by SJG, the increased customer usage of gas marketers did not impact SJG's profitability. Providing an offset to the factors noted above were a significant increase in Off-System Sales (OSS) during the quarter, the addition of 8,076 customers and several rate increases over the past 12 months (See Recent Regulatory Actions).

         Revenues decreased $41.4 million for the six months ended June 30, 2004 compared with the same period last year. The year-to-date decrease was primarily due to three factors. First, weather was 9.8% warmer than last year resulting in lower utility sales. Second, OSS revenues decreased $31.3 million as a direct result of lower sales volume and lower prices for natural gas in this market in 2004 compared with the same period in 2003. Finally, there was an increase in the number of residential customers purchasing their gas from a source other than SJG. Partially offsetting these negative factors were the impact of 8,076 additional customers and several rate increases over the past 12 months as discussed earlier.

         As a result of SJG's Temperature Adjustment Clause (TAC), revenues from utility ratepayers are closely tied to 20-year normal temperatures calculated under the clause and not actual temperatures. While the clause significantly reduces fluctuations in revenues related to temperature, as a general rule, revenues continue to be positively impacted by colder weather and negatively impacted by warmer weather. Weather during the second quarter of 2004 was 37.8% warmer than in 2003 and 19.9% warmer than the 20-year TAC average. Weather during the first six months of 2004 was 9.8% warmer than in 2003 and 0.7% warmer than the 20-year TAC average.

         The following is a comparison of operating revenue and throughput for the three and six months ended June 30, 2004 vs. the same periods ended June 30, 2003:

                                     SJG-23





                                                                Three Months Ended         Six Months Ended
                                                                     June 30,                  June 30,
                                                                2004         2003         2004         2003
                                                            -----------  -----------  -----------  -----------

Operating Revenues (thousands):
Firm
     Residential                                            $    17,967  $    25,699  $    99,108  $   115,007
     Commercial                                                   5,014        7,287       28,980       34,717
     Industrial                                                     715          973        3,032        3,340
     Cogeneration & Electric Generation                           2,004        1,969        2,423        3,291
     Firm Transportation                                         13,540       13,142       46,409       41,202
                                                            -----------  -----------  -----------  -----------

         Total Firm Operating Revenues                           39,240       49,070      179,952      197,557
                                                            -----------  -----------  -----------  -----------

Interruptible                                                       469          558          757        1,049
Interruptible Transportation                                        269          300          564          495
Off-System                                                       31,024       22,985       86,376      111,715
Capacity Release & Storage                                        1,937        1,510        4,664        2,813
Other                                                             1,052        1,124        1,801        1,854
                                                            -----------  -----------  -----------  -----------

         Total Operating Revenues                           $    73,991  $    75,547  $   274,114  $   315,483
                                                            ===========  ===========  ===========  ===========

Throughput (MMcf):
Firm
     Residential                                                  1,801        2,449        9,289       10,504
     Commercial                                                     587          793        3,018        3,522
     Industrial                                                      24           43          116          148
     Cogeneration & Electric Generation                             218          240          243          348
     Firm Transportation                                          6,562        6,427       18,774       17,490
                                                            -----------  -----------  -----------  -----------

         Total Firm Throughput                                    9,192        9,952       31,440       32,012
                                                            -----------  -----------  -----------  -----------

Interruptible                                                        54           96           88          132
Interruptible Transportation                                        589          547        1,165          958
Off-System                                                        4,789        3,744       12,622       15,474
Capacity Release & Storage                                       13,533       10,402       25,195       16,395
                                                            -----------  -----------  -----------  -----------

         Total Throughput                                        28,157       24,741       70,510       64,971
                                                            ===========  ===========  ===========  ===========

         Gas Purchased for Resale - Gas purchased for resale decreased $2.9 million in the second quarter primarily as a result of weather that was 37.8% warmer than the same period last year and the continued migration of customers from sales to transportation service as described under Operating Revenues. As a result of these two factors, firm sales volume decreased by 25.4% for the quarter. Significantly offsetting these negative factors were increased Off-System Sales (OSS) during the quarter compared with last year. Increased sales volume resulted in an additional $8.0 million in gas costs for the period. In addition, customer additions and increased gas cost recoveries approved by the BPU contributed substantially to offsetting the impact of the warmer weather and customer migration to transportation services.

                                     SJG-24

         Gas purchased for resale decreased $45.5 million for the six months ended June 30, 2004 compared with 2003 due principally to a significant decrease in sales volumes and lower gas costs for OSS. Gas Costs associated with OSS decreased by $23.4 million as compared with the same quarter last year. Unlike gas costs associated with OSS, changes in the unit cost of gas sold to utility ratepayers do not directly affect cost of gas sold. We defer fluctuations in gas costs to ratepayers not reflected in current rates to future periods under a BPU-approved Basic Gas Supply Service (BGSS) price structure, formerly known as the Levelized Gas Adjustment Clause. SJG also experienced a decrease in gas costs as a result of the continued migration of customers from sales to transportation services as previously discussed. As a result of this migration and the impact of warmer weather, firm sales volume decreased by 12.8% for the six months ended June 30, 2004 compared to the same period last year.

         Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its sales customers. We do not anticipate any difficulty renewing or replacing expiring contracts under substantially similar terms and conditions.

         Operations - A summary of net changes in operations (in thousands):

                                    Three Months Ended        Six Months Ended
                                         June 30,                 June 30,
                                      2004 vs. 2003            2004 vs. 2003
                                      -------------            -------------

 Other Production Expense             $        (7)              $        (5)
 Transmission                                   -                        35
 Distribution                                (131)                     (228)
 Customer Accounts and Services             1,130                     3,962
 Sales                                        (73)                      (51)
 Administration and General                   103                      (675)
                                      -----------               -----------

          Total Operations            $     1,022               $     3,038
                                      ===========               ===========

         Customer Accounts and Services expense increased significantly in 2004 as a result of the BPU-approved increase in SJG's Societal Benefits Clause (SBC) in August 2003 (See Recent Regulatory Actions). With this approval, recoveries and a corresponding charge to expense for previously deferred costs under SJG's New Jersey Clean Energy Programs increased by $1.4 million in the second quarter and $4.4 million for the six months ended June 30, 2004 when compared with the respective periods in 2003. The BPU-approved SBC clause allows for full recovery of these deferred costs including carrying costs and, as a result, the increase in expense has no impact on SJG's net income. This increase was partially offset by lower bad debt expense during 2004 as a result of a March 2004 BGSS refund improving SJG's accounts receivable aging (See Recent Regulatory Actions).

                                     SJG-25

         Administrative and General (A&G) expenses decreased in the six months ended June 30, 2004 compared with the same period of 2003 primarily because of lower pension expense, lower insurance expense and cost control measures implemented throughout the company. Pension expense decreased $414,000 from 2003 to 2004 as a result of SJG making a $9.1 million pension plan contribution in December 2003 as well as an improvement in investment returns throughout 2003 (See Note 4 to the condensed financial statements). Insurance expense was reduced by $340,000 in the first quarter of 2004 by lowering SJG's reserve for outstanding claims following a period of favorable settlements that were not appealed as anticipated. Significant increases in healthcare costs during the second quarter resulted in higher A&G for the three months ended June 30, 2004.

         Other Operating Expenses - A summary of principal changes in other operating expenses (in thousands):

                               Three Months Ended          Six Months Ended
                                    June 30,                   June 30,
                                 2004 vs. 2003              2004 vs. 2003
                                 -------------              -------------

Maintenance                      $       (44)                $      (156)
Depreciation                             433                         809
Energy and Other Taxes                  (148)                       (448)

         Depreciation was higher due to SJG's increased investment in property, plant and equipment. The decrease in Energy and Other Taxes relate primarily to lower revenue-based taxes and decreases in taxable volumes of gas sold and transported by SJG (See table under the caption, "Operating Revenues").

         Other Income and Expense - Other income and expense was higher during the six months ended June 30, 2004 compared with 2003 due to a pre-tax gain of $686,000 on SJG's postretirement healthcare plan trust. The movement of plan assets to a new investment manager triggered the recognition of gains on investments.

         Interest Charges - Interest charges decreased in both the three and six month periods ended June 30, 2004 compared with the respective periods of the prior year due to reductions in short-term rates on line of credit borrowings, the refunding of higher priced, fixed rate, long-term debt with lower cost debt, and a lower total debt level. These refundings occurred primarily during the second half of 2003 and were financed with long-term debt issuances under our Medium Term Note program at significantly lower interest rates compared with the previous long-term interest rates. We have incurred debt primarily to expand and upgrade SJG's gas transmission and distribution system, and to support seasonal working capital needs related to gas inventories and customer receivables.

         Income Taxes - SJG's total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory federal and state income tax rates to pre-tax income as a result of various deferred tax items. The account of Income Taxes - Flowthrough Depreciation, as shown on the condensed balance sheets, is amortized at a rate of $245,000 per quarter and is

                                     SJG-26

the primary cause of these differences. Due to the seasonal nature of our operations, these tax variances may appear larger relative to the pre-tax income during the second and third quarters when operating results are historically lower.

         Net Income Applicable to Common Stock - Net income increased $154,000, or 23%, to $823,000 in the second quarter of 2004 as compared with $669,000 in the same period of 2003. For the six months ended June 30, 2004, net income increased $1.4 million, or 7%, to $21.5 million compared with $20.1 million last year. Reasons for the increase in net income in 2004 are discussed in detail above.

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

         Bank credit available to SJG totaled $176.0 million at June 30, 2004, of which $27.7 million was used. Those bank facilities consist of a $100.0 million revolving credit facility that expires in August 2006 and $76.0 million of uncommitted bank lines. The revolving credit facility was established in August 2003 with a syndicate of banks to enhance the liquidity position of SJG. Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our business' future liquidity needs.

         SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of assets as the First Mortgage Bonds, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. SJG's registration of a $150.0 million MTN program with the Securities and Exchange Commission became effective in December 2002. In July 2003, SJG issued $85.5 million of long-term debt under the program. In September 2003, SJG issued an additional $24.5 million of MTNs. SJG issued the remaining $40.0 million of notes under the MTN program in August 2004 at an average interest rate of 5.66% and an average maturity of 17 years. All proceeds of the issues were used to refinance short-term debt outstanding to commercial banks and for the redemption of certain high-rate First Mortgage Bonds. Maturities of long-term debt in 2004 have totaled $6.8 million. In addition, SJG called $15.0 million of its 7.7% Medium Term Notes for redemption in July 2004. No additional maturities are scheduled or redemptions are anticipated for the remainder of 2004. Maturities of long-term debt over the next five calendar years are $5.3 million per year in 2005 through 2007, $1.5 million in 2008 and $0 in 2009.

                                     SJG-27

         SJG's capital structure was as follows:
                                                  As of                 As of
                                                June 30,            December 31,
                                         2004           2003            2003
                                        ------         ------          ------

Common and Preferred Stock Equity          51%            40%            43%
Long-Term Debt                             44%            39%            43%
Short-Term Debt                             5%            21%            14%
                                           ---          -----           ----

         Total                            100%           100%           100%
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

         Capital Expenditures, Commitments and Contingencies

         Capital Expenditures - SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the first six months of 2004 amounted to $31.9 million. We estimate the net costs for 2004, 2005 and 2006 at approximately $67.8 million, $54.9 million and $50.5 million, respectively.

         Commitments and Contingencies - SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of June 30, 2004 averaged $44.8 million annually and totaled $233.2 million over the contracts' lives with expirations ranging from one to 13 years. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

         SJG's long-term, senior secured debt is rated "A" and "Baa1" by Standard & Poor's and Moody's Investor Services, respectively. These ratings have not changed in the past five years.

         The following table summarizes our contractual cash obligations and their applicable payment due dates (in thousands):

                                     SJG-28


                                                                   Up to         Years        Years      More than
         Contractual Obligations                        Total     1 Year         2 & 3        4 & 5       5 Years
         -----------------------                        -----     ------         -----        -----       -------

Long-Term Debt                                     $   262,281  $     5,273  $    10,543  $     1,500   $   244,965
Operating Leases                                           761          357          310           71            23
Construction Obligations                                 8,454        8,454            -            -             -
Commodity Supply
   Purchase Obligations                                233,178       43,746       80,906       68,413        40,113
Other Purchase Obligations                               3,762        3,059          703            -             -
                                                   -----------  -----------  -----------  -----------   -----------

Total Contractual Cash Obligations                 $   508,436  $    60,889  $    92,462  $    69,984   $   285,101
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

Ratio of Earnings to Fixed Charges - The company's ratio of earnings to fixed charges for each of the periods indicated is as follows:

  Twelve Months
      Ended
     June 30,                        Year Ended December 31,
 --------------     --------------------------------------------------------
      2004          2003         2002         2001        2000          1999
      ----          ----         ----         ----        ----          ----
      3.6x          3.3x         2.9x         2.6x        2.6x          2.5x

         The ratio of earnings to fixed charges represents, on a pre-tax basis, the number of times earnings covers fixed charges. Earnings consist of net income, to which has been added fixed charges and taxes based on income of the company before discontinued operations. Fixed charges consist of interest charges and preferred securities dividend requirements and an interest factor in rentals.

                                     SJG-29

             Item 3. Quantitative and Qualitative Disclosures About
                     Market Risks of the Company (Unaudited)

         Commodity Market Risks - SJG is a regulated utility. As such, we recover gas commodity costs under the Basic Gas Supply Service Clause that is part of our tariff and are protected from gas cost fluctuations by the clause.

         Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable rate borrowings. Our short-term, variable rate debt outstanding at June 30, 2004 was $27.7 million and averaged $33.2 million for the first six months of 2004. A hypothetical 100 basis point (b.p.), or 1%, increase in interest rates on our average variable rate debt outstanding would result in a $196,000 increase in our annual interest expense, net of tax. We chose the 100 basis point increase for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2003 - 31 b.p. decrease; 2002 - 74 b.p. decrease; 2001 - 383 b.p. decrease; 2000 - 83 b.p. increase; and 1999 - 81 b.p. increase. For June 2004, our average interest rate on variable rate debt was 1.54%.

         SJG primarily issues long-term debt at fixed rates and, consequently, interest expense on existing debt is not significantly impacted by changes in market interest rates. SJG prepaid, at par, $1.5 million of 8.6% debenture notes in February 2004 and $15.0 million of 7.7% Medium Term Notes in July 2004.

                                     SJG-30

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

         No change in SJG's internal control over financial reporting occurred during SJG's second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     SJG-31

                          PART II -- OTHER INFORMATION


                            Item l. Legal Proceedings

         Information required by this Item is incorporated by reference to Part I, Item 1, Note 5, beginning on page 15.



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

                                     SJG-32

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SOUTH JERSEY GAS COMPANY
                                  (Registrant)



Dated:  August 9, 2004           By:  /s/ Edward J. Graham
                                      -----------------------------------------
                                      Edward J. Graham
                                      President & Chief Executive Officer



Dated:  August 9, 2004           By:  /s/ David A. Kindlick
                                      -----------------------------------------
                                      David A. Kindlick
                                      Executive Vice President &
                                       Chief Financial Officer

                                     SJG-33

                                                                   Exhibit 31.1
                                  CERTIFICATION

I, Edward J. Graham, certify that:

1. I have reviewed this report on Form 10-Q for the period ended June 30, 2004, of South Jersey Gas Company;

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


Date: August 9, 2004             /s/   Edward J. Graham
                                 -------------------------------------------
                                 Edward J. Graham
                                 President & Chief Executive Officer

                                     SJG-34

                                                                   Exhibit 31.2

                                  CERTIFICATION

I, David A. Kindlick, certify that:

1. I have reviewed this report on Form 10-Q for the period ended June 30, 2004, of South Jersey Gas Company;

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

Date: August 9, 2004             /s/   David A. Kindlick
                                 --------------------------------------------
                                 David A. Kindlick
                                 Executive Vice President &
                                  Chief Financial Officer

                                     SJG-35
                                                                   Exhibit 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

         In connection with the filing of the Quarterly Report on Form 10-Q of South Jersey Gas Company (the "Company") for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward J. Graham, Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

         (1)      The Report fully complies with the requirements of
Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




-------------------------------
Name:  Edward J. Graham
Title:  Chief Executive Officer
August 9, 2004

                                     SJG-36

                                                                   Exhibit 32.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

         In connection with the filing of the Quarterly Report on Form 10-Q of South Jersey Gas Company (the "Company") for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David A. Kindlick, Chief Financial Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

         (1)      The Report fully complies with the requirements of
Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ David A. Kindlick
------------------------------
Name: David A. Kindlick
Title: Chief Financial Officer
August 9, 2004

                                     SJG-37