Form 10-Q
period 2004-09-30
SOUTH JERSEY GAS CO/NEW
filed 2004-11-15
CIK 1035216

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004

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

As of November 9, 2004 there were 2,339,139 shares of the registrant's common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

===============================================================================
                                     SJG-1


                         PART I -- FINANCIAL INFORMATION


             Item 1. Financial Statements -- See Pages 3 through 15

                                     SJG-2


                            SOUTH JERSEY GAS COMPANY

               CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                 (In Thousands)

                                                  Three Months Ended
                                                    September 30,
                                          -----------------------------------
                                               2004                2003
                                          -----------------------------------


Operating Revenues                               $ 72,231           $ 58,491
                                          ----------------    ---------------

Operating Expenses:
   Gas Purchased for Resale                        49,853             40,134
   Operations                                      11,150             10,703
   Maintenance                                      1,465              1,391
   Depreciation                                     5,282              5,961
   Energy and Other Taxes                           1,653              1,349
                                          ----------------    ---------------

      Total Operating Expenses                     69,403             59,538
                                          ----------------    ---------------

Operating Income (Loss)                             2,828             (1,047)

Other Income and Expense                               72                  6

Interest Charges                                    4,499              5,183
                                          ----------------    ---------------

Loss Before Income Taxes                           (1,599)            (6,224)

Income Tax Benefit                                   (519)            (2,420)
                                          ----------------    ---------------

Net Loss Applicable to Common Stock              $ (1,080)          $ (3,804)
                                          ================    ===============


The accompanying footnotes are an integral part of the financial statements.

                                     SJG-3



                            SOUTH JERSEY GAS COMPANY

                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                 (In Thousands)

                                                     Nine Months Ended
                                                        September 30,
                                          -----------------------------------
                                               2004                2003
                                          -----------------------------------


Operating Revenues                              $ 346,345          $ 373,973
                                          ----------------    ---------------

Operating Expenses:
   Gas Purchased for Resale                       232,517            268,346
   Operations                                      35,488             32,001
   Maintenance                                      4,249              4,331
   Depreciation                                    17,748             17,618
   Energy and Other Taxes                           8,364              8,508
                                          ----------------    ---------------

      Total Operating Expenses                    298,366            330,804
                                          ----------------    ---------------

Operating Income                                   47,979             43,169

Other Income and Expense                              631                (44)

Interest Charges                                   13,167             14,522
                                          ----------------    ---------------

Income Before Income Taxes                         35,443             28,603

Income Taxes                                       14,994             12,304
                                          ----------------    ---------------

Net Income Applicable to Common Stock            $ 20,449           $ 16,299
                                          ================    ===============



The accompanying footnotes are an integral part of the financial statements.

                                     SJG-4


                            SOUTH JERSEY GAS COMPANY

            CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (In Thousands)

                                                           Three Months Ended
                                                              September 30,
                                                      --------------------------
                                                          2004          2003
                                                      -----------    -----------

Net Income Applicable to Common Stock                  $ (1,080)      $ (3,804)
                                                      ----------     ----------

Other Comprehensive (Loss) Income, Net of Tax:*

  Change in Fair Value of Investments                       (54)            49
  Change in Fair Value of Derivatives                         -             (5)
                                                      ----------     ----------

     Other Comprehensive (Loss) Income - Net of Tax*        (54)            44
                                                      ----------     ----------

Comprehensive Loss                                     $ (1,134)      $ (3,760)
                                                      ==========     ==========



                                                             Nine Months Ended
                                                               September 30,
                                                      --------------------------
                                                          2004           2003
                                                      -----------    -----------



Net Income Applicable to Common Stock                   $ 20,449      $ 16,299
                                                      -----------    ----------

Other Comprehensive (Loss) Income, Net of Tax:*

  Change in Fair Value of Investments                       (354)          140
  Change in Fair Value of Derivatives                          4            37
                                                      -----------    ----------

     Other Comprehensive (Loss) Income - Net of Tax*        (350)          177
                                                      -----------    ----------

Comprehensive Income                                    $ 20,099      $ 16,476
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

                                     SJG-5


                                          SOUTH JERSEY GAS COMPANY

                               CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                               (In Thousands)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                -------------------------------
                                                                    2004             2003
                                                                -------------    --------------

Cash Flows from Operating Activities:
  Net Income Applicable to Common Stock                             $ 20,449          $ 16,299
  Adjustments to Reconcile Net Income to Cash Flows
   Provided by Operating Activities:
    Depreciation and Amortization                                     19,377            20,008
    Provision for Losses on Accounts Receivable                         (144)            1,226
    Revenues and Fuel Costs Deferred - Net                             8,048            17,373
    Deferred and Non-Current Income Taxes and Credits - Net           10,086               793
    Environmental Remediation Costs - Net                             (1,745)            3,412
    Gas Plant Cost of Removal                                           (679)             (514)
    Changes in:
      Accounts Receivable                                             49,445            49,488
      Inventories                                                    (25,194)          (29,864)
      Prepayments and Other Current Assets                             2,107              (371)
      Prepaid and Accrued Taxes - Net                                (20,705)           (5,956)
      Accounts Payable and Other Accrued Liabilities                  (2,963)           (8,410)
      Other - Net                                                        454             2,543
                                                                -------------    --------------

        Net Cash Provided by Operating Activities                     58,536            66,027
                                                                -------------    --------------

Cash Flows from Investing Activities:
  Capital Expenditures and Salvage                                   (48,048)          (36,908)
  Purchase of Available-for-Sale Securities                             (105)             (238)
  Proceeds from Sale of Segment                                        2,668                 -
                                                                -------------    --------------

        Net Cash Used in Investing Activities                        (45,485)          (37,146)
                                                                -------------    --------------

Cash Flows from Financing Activities:
  Net Repayments of Lines of Credit                                  (44,300)         (117,900)
  Proceeds from Issuance of Long-Term Debt                            40,000           110,000
  Principal Repayments of Long-Term Debt                             (21,773)          (18,811)
  Payments for Issuance of Long-Term Debt                               (359)           (1,629)
  Additional Investment by Shareholder                                15,000                 -
                                                                -------------    --------------

        Net Cash Used in Financing Activities                        (11,432)          (28,340)
                                                                -------------    --------------

Net Increase in Cash and Cash Equivalents                              1,619               541
Cash and Cash Equivalents at Beginning of Period                       3,210             3,580
                                                                -------------    --------------

Cash and Cash Equivalents at End of Period                           $ 4,829           $ 4,121
                                                                =============    ==============

The accompanying footnotes are an integral part of the financial statements.

                                     SJG-6

                                                     SOUTH JERSEY GAS COMPANY

                                                     CONDENSED BALANCE SHEETS
                                                          (In Thousands)
                                                                             (Unaudited)
                                                                            September 30,            December 31,
                                                                   --------------------------------  --------------
                                                                       2004              2003            2003

                                                                   --------------    --------------  --------------
ASSETS

Property, Plant and Equipment:
   Utility Plant, at original cost                                     $ 938,827         $ 879,842       $ 894,654
     Accumulated Depreciation                                           (221,158)         (206,213)       (209,831)
                                                                   --------------    --------------  --------------

          Property, Plant and Equipment - Net                            717,669           673,629         684,823
                                                                   --------------    --------------  --------------

Investments:
   Available-for-Sale Securities                                           4,632             4,050           4,497
   Investment in Affiliate                                                     -             1,082               -
                                                                   --------------    --------------  --------------

          Total Investments                                                4,632             5,132           4,497
                                                                   --------------    --------------  --------------

Current Assets:
   Cash and Cash Equivalents                                               4,829             4,121           3,210
   Accounts Receivable                                                    18,300            34,394          48,412
   Unbilled Revenues                                                       5,625             4,298          31,070
   Provision for Uncollectibles                                           (2,233)           (3,210)         (3,263)
   Natural Gas in Storage, average cost                                   82,116            71,433          59,432
   Materials and Supplies, average cost                                    5,609             3,357           3,559
   Prepaid Taxes                                                          14,594             8,831           2,661
   Prepaid Pension                                                        15,447                 -          18,206
   Other Prepayments and Current Assets                                    2,419             3,806           2,317
                                                                   --------------    --------------  --------------

          Total Current Assets                                           146,706           127,030         165,604
                                                                   --------------    --------------  --------------

Regulatory Assets:
   Environmental Remediation Costs:
     Expended - Net                                                        4,392             3,058           4,147
     Liability for Future Expenditures                                    51,919            48,211          50,983
   Gross Receipts and Franchise Taxes                                      1,035             1,478           1,367
   Income Taxes - Flowthrough Depreciation                                 6,886             7,864           7,619
   Deferred Fuel Cost - Net                                                    -            14,221           1,720
   Deferred Postretirement Benefit Costs                                   3,119             3,496           3,402
   Societal Benefit Costs                                                  5,802             7,870           7,529
   Other Regulatory Assets                                                   870               580             732
                                                                   --------------    --------------  --------------

          Total Regulatory Assets                                         74,023            86,778          77,499
                                                                   --------------    --------------  --------------

Other Non-Current Assets:
   Unamortized Debt Discount and Expense                                   8,081             6,965           8,122
   Accounts Receivable - Merchandise                                       5,387             3,892           4,671
   Other                                                                     677             3,304           1,066
                                                                   --------------    --------------  --------------

          Total Other Non-Current Assets                                  14,145            14,161          13,859
                                                                   --------------    --------------  --------------

               Total Assets                                            $ 957,175         $ 906,730       $ 946,282
                                                                   ==============    ==============  ==============

The accompanying footnotes are an integral part of the financial statements.

                                     SJG-7



                                                     SOUTH JERSEY GAS COMPANY

                                                     CONDENSED BALANCE SHEETS
                                                          (In Thousands)
                                                                             (Unaudited)
                                                                            September 30,            December 31,
                                                                   --------------------------------  --------------
                                                                       2004              2003            2003

                                                                   --------------    --------------  --------------

Capitalization and Liabilities

Common Equity:
   Common Stock, Par Value $2.50 per share:
      Authorized - 4,000,000 shares
      Outstanding - 2,339,139 shares                                     $ 5,848           $ 5,848         $ 5,848
   Other Paid-In Capital and Premium on Common Stock                     170,316           135,317         155,317
   Accumulated Other Comprehensive (Loss) Income                             (70)           (8,391)            279
   Retained Earnings                                                     124,244            98,047         108,356

                                                                   --------------    --------------  --------------

          Total Common Equity                                            300,338           230,821         269,800
                                                                   --------------    --------------  --------------

Preferred Stock:
   Redeemable Cumulative Preferred  -  Par Value $100 per share,
     Authorized 41,966 shares, Outstanding 16,904 shares 8% Series         1,690             1,690           1,690

                                                                   --------------    --------------  --------------

Long-Term Debt                                                           282,008           328,560         263,781

                                                                   --------------    --------------  --------------

          Total Capitalization                                           584,036           561,071         535,271
                                                                   --------------    --------------  --------------

Current Liabilities:
   Notes Payable                                                          42,900            36,000          87,200
   Current Maturities of Long-Term Debt                                    5,273             8,423           5,273
   Accounts Payable                                                       39,369            35,501          40,954
   Deferred Income Taxes - Net                                             4,102            11,903           6,694
   Customer Deposits                                                       8,434             7,340           7,957
   Environmental Remediation Costs                                        16,216             4,852           7,630
   Taxes Accrued                                                             549             4,647           9,321
   Derivatives                                                                 -                38               7
   Interest Accrued and Other Current Liabilities                         11,972            10,950          13,597
                                                                   --------------    --------------  --------------

          Total Current Liabilities                                      128,815           119,654         178,633
                                                                   --------------    --------------  --------------

Deferred Credits and Other Non-Current Liabilities:
   Deferred Income Taxes - Net                                           131,903           107,138         118,894
   Environmental Remediation Costs                                        35,703            43,359          43,353
   Regulatory Liabilities                                                 57,865            48,652          49,880
   Pension and Other Postretirement Benefits                              10,941            17,805          11,336
   Investment Tax Credits                                                  3,215             3,558           3,471
   Other                                                                   4,697             5,493           5,444
                                                                   --------------    --------------  --------------

            Total Deferred Credits and Other Non-Current Liabilities     244,324           226,005         232,378
                                                                   --------------    --------------  --------------

Commitments and Contingencies (Note 5)

               Total Capitalization and Liabilities                    $ 957,175         $ 906,730       $ 946,282
                                                                   ==============    ==============  ==============


The accompanying footnotes are an integral part of the financial statements.

                                     SJG-8

               Notes to Condensed Financial Statements (Unaudited)

Note 1.           Summary of Significant Accounting Policies:

         The Entity - South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of South Jersey Gas Company (SJG). SJG reclassified some previously reported amounts to conform with current year classifications. In our opinion, the condensed financial statements reflect all adjustments, which are of a normal recurring nature, needed to fairly present SJG's financial position and operating results at the dates and for the periods presented. Our business is subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year's operating results. These financial statements should be read in conjunction with SJG's 2003 Form 10K.

         Equity Investments - We classify equity investments purchased as long-term investments as Available-for-Sale Securities on our balance sheets and carry them at their fair value with any unrealized gains or losses included in Other Comprehensive (Loss) Income.

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

         Capitalized Interest - SJG capitalizes interest on construction at its BPU-approved rate of return on rate base (See Note 2). SJG's capitalized interest amounted to $0.2 million and $0.1 million in the three month periods, and totaled $0.6 million and $0.4 million in the nine month periods, ended September 30, 2004 and 2003, respectively.

         Derivative Instruments and Hedge Accounting - SJG accounts for its derivatives under the guidance of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement establishes accounting and reporting standards for derivative instruments, including those embedded in other contracts, and for hedging activities. It requires that all derivatives, whether designated as hedging relationships or not, must be recorded on the balance sheet at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. If the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. If the derivative is designated as a cash flow hedge, we record the effective portion of changes in the fair value of the derivative in Accumulated Other Comprehensive (Loss) Income and recognize it in the income statement when

                                     SJG-9

the hedged item affects earnings. We recognize ineffective portions of changes in the fair value of cash flow hedges in earnings.

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

         SJG recovers certain asset retirement costs through rates charged to customers. As of September 30, 2004 and 2003, SJG had accrued amounts in excess of actual removal costs incurred totaling $47.4 million and $44.4 million, respectively, which, in accordance with Statement No. 143, are recorded as Regulatory Liabilities on the condensed balance sheets. The adoption of this statement did not materially affect SJG's financial condition or results of operations.

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

                                                             Years Remaining
                  Regulatory Asset                      As of September 30, 2004

         Environmental Remediation Costs:
                  Expended - Net                                Various
                  Liability for Future Expenditures         Not Applicable
         Gross Receipts and Franchise Taxes                        2
         Income Taxes - Flowthrough Depreciation                   7
         Deferred Fuel Costs - Net                              Various
         Deferred Postretirement Benefit Costs                     8
         Societal Benefit Costs                                 Various

                                     SJG-10


         The remaining assets reflected under the caption Other Regulatory Assets are being recovered from ratepayers as approved by the BPU (See Note 2).

         Regulatory Liabilities consisted of the following items (in thousands):

                                            September 30,           December 31,
                                         2004         2003              2003
                                        ------     --------          ----------

 Deferred Revenues - Net            $     6,328     $        -       $         -
 Excess Plant Removal Costs              47,419         44,446            45,241
 Overcollected State Taxes                3,832          3,920             4,353
 Other                                      286            286               286
                                    -----------     ----------       -----------
      Total Regulatory Liabilities  $    57,865     $   48,652       $    49,880
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

Note 2.  Regulatory Actions:

         Base Rates - In January 1997, the BPU granted SJG rate relief, which was predicated in part upon a 9.62% rate of return on rate base that included an 11.25% return on common equity. This rate relief provided for the recovery of cost of service, including deferred costs, through base rates. Additionally, our threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation increased. As a result of this case, we kept 100% of pre-tax margins up to the threshold level of $7.8 million. The next $750,000 was credited to customers through the Basic Gas Supply Service (BGSS) clause. Thereafter, we kept 20% of the pre-tax margins as we had historically.

         On July 7, 2004, the BPU granted SJG a base rate increase of $20.0 million, which was predicated in part upon a 7.97% rate of return on rate base that included a 10.0% return on common equity. This increase was effective July 8, 2004 and designed to provide an incremental $8.5 million on an annualized basis to net income. SJG was also permitted recovery of regulatory assets contained in its petition and a reduction in its composite depreciation rate from 2.9% to 2.4%.

         Included in the base rate increase was a change to the sharing of pre-tax margins on interruptible and off-system sales and transportation. SJG now recovers through its base rates $7.8 million that it had previously

                                     SJG-11

recovered through the sharing of pre-tax margins. As a result, the sharing of pre-tax margins now begins from dollar one, with SJG retaining 20% as it has historically. Moreover, SJG now shares pre-tax margins from on-system capacity release sales, in addition to the interruptible and off-system sales and transportation. Effective July 1, 2006, the 20% retained by SJG will decrease to 15% of such margins..

         As part of the overall settlement effective July 8, 2004, SJG provided customers with an offsetting $38.9 million rate reduction. These reductions were provided to customers through the Company's various clauses and did not negatively impact the Company's net income. Under those clauses, costs incurred by SJG were billed to customers on a dollar-for-dollar basis.

         Pending Audits - The BPU has issued an order under which it will perform a competitive services audit and a management audit that includes a focused review of SJG's gas supply and purchasing practices. The audits, which commenced in October 2004, are mandated by statute to be conducted at predetermined intervals. Management does not currently anticipate the outcome of these audits to have a material effect on SJG's financial position, results of operations or liquidity.

         Appliance Service Business - On July 23, 2004, the BPU approved SJG's petition and related agreements to transfer its appliance service business from the regulated utility. In anticipation of this transfer, SJI had formed South Jersey Energy Service Plus, LLC, (SJESP) to perform appliance repair services after BPU approval of the transfer. SJESP purchased certain assets and assumed certain liabilities required to perform such repair services from SJG for the net book value of $1.2 million on September 1, 2004. The agreements also called for SJESP to pay an additional $1.5 million to SJG. This $1.5 million was credited to customers through the Remediation Adjustment Clause (RAC) and had no earnings impact on SJG. This newly created company will have the flexibility to be more responsive to competition and customer needs in an unregulated environment. Furthermore, the transfer has no effect on the provision of safety-related or emergency-related services to the public since the transferred services include only non-safety related, competitive appliance services.

         Other Regulatory Matters - In August 2002, SJG filed for a Societal Benefits Clause (SBC) rate increase. The SBC recovers costs related to BPU-mandated programs and environmental remediation costs that are recovered through our Remediation Adjustment Clause (RAC); energy efficiency and renewable energy program costs that are recovered through our New Jersey Clean Energy Programs; consumer education program costs; and the interim low income program costs. In August 2003, the BPU approved a $6.7 million increase to our SBC, effective September 1, 2003. This approval increased the annual recovery level of $6.7 million to $13.4 million.

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

                                     SJG-12

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

         In July 2003, SJG made its annual BGSS filing, as amended, with the BPU. Due to further price increases in the wholesale market, we filed for a $24.0 million increase to our annual gas cost revenues. In August 2003, the BPU approved SJG's price increase on a provisional basis, subject to refund with interest, effective September 1, 2003. In October 2004, the provisional rate increase was made final.

         In August 2003, the BPU approved SJG's previously filed petition for the recovery of a $5.7 million Temperature Adjustment Clause (TAC) deficiency, effective September 1, 2003. As of September 30, 2004, the deferred TAC deficiency has been reduced to $1.2 million.

         In February 2004, SJG filed notice with the BPU to reduce its gas cost revenues by approximately $5.0 million, via a rate reduction, in addition to providing for a $21.8 million bill credit to customers. Both the rate reduction and bill credit were approved and implemented in March 2004.

         In June 2004, SJG made its annual BGSS filing with the BPU requesting a $4.9 million increase in gas cost recoveries. In October 2004, the requested increase was approved on a provisional basis.

         Filings and petitions described above are still pending unless otherwise indicated.

Note 3.  Retained Earnings:

         Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on our common stock. As of September 30, 2004, these restrictions did not affect the amount that may be distributed from SJG's retained earnings.

         We received equity infusions of $15.0 million during 2004 and $20.0 million during 2003 from SJI. Contributions of capital are credited to Other Paid-In Capital and Premium on Common Stock. Future equity contributions will occur on an as needed basis.

Note 4.  Pensions & Other Postretirement Benefits:

         We participate in the defined benefit pension plans and other postretirement benefit plans of SJI. The pension plans provide annuity payments to the majority of full-time, regular employees upon retirement. Newly hired

                                     SJG-13

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

          Net periodic benefit cost for the three and nine months ended September 30, 2004 and 2003 related to the pension and other postretirement benefit plans consisted of the following components (in thousands):

                                                               Pension Benefits
                                               Three Months Ended           Nine Months Ended
                                                  September 30,                 September 30,
                                               2004         2003           2004           2003
                                             -------      -------         ------         ------

Service Cost                                 $     672    $     579      $   2,016    $   1,737
Interest Cost                                    1,274        1,205          3,822        3,615
Expected Return on Plan Assets                  (1,580)      (1,241)        (4,740)      (3,723)
Amortization of
    Transition Obligation                           -            16             -            48
Amortization of Loss and Other                     388          402          1,164        1,206
                                             ---------    ---------      ---------    ---------

    Net Periodic Benefit Cost                $     754    $     961      $   2,262    $   2,883
                                             =========    =========      =========    =========

                                                         Other Postretirement Benefits
                                               Three Months Ended           Nine Months Ended
                                                  September 30,               September 30,
                                                2004         2003           2004         2003
                                             --------      -------         ------       ------

Service Cost                                 $     341    $     290      $   1,023    $     870
Interest Cost                                      603          476          1,809        1,428
Expected Return on Plan Assets                    (351)        (202)        (1,053)        (606)
Amortization of
    Transition Obligation                          189          144            567          432
Amortization of Loss and Other                      37           74            111          222
                                             ---------    ---------      ---------    ---------

    Net Periodic Benefit Cost                $     819    $     782      $   2,457    $   2,346
                                              =========    =========      =========    =========


         Contributions - SJG is evaluating the impact of making contributions to its pension plan and expects to contribute approximately $3.6 million in equal quarterly installments to its other postretirement benefit plans in 2004.

                                     SJG-14

Note 5.   Commitments and Contingencies:

         Construction and Environmental Commitments - Our estimated net cost of construction and environmental remediation programs for 2004 totals $74.9 million. Commitments were made regarding some of these programs.

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

         Pending Litigation - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can determine the amount or range of amounts of likely settlement costs for those claims. Among other actions, SJG has been named in a breach of contract claim with a vendor, and a class action suit regarding the proximity of gas meters to driveways. Management does not currently anticipate the disposition of any known claims to have a material adverse effect on SJG's financial position, results of operations or liquidity.

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

         Since the early 1980s, we accrued environmental remediation costs of $142.4 million, of which $90.5 million has been spent as of September 30, 2004. With the assistance of a consulting firm, we estimate that future costs to clean up our sites will range from $51.9 million to $192.3 million. We recorded the lower end of this range as a liability. It is reflected on the 2004 condensed balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities (See Note 1). Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

         We have two regulatory assets associated with environmental costs. The first asset is titled Environmental Remediation Cost: Expended - Net. These

                                     SJG-15

expenditures represent what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB Statement No. 71. The BPU allows us to recover expenditures through the RAC (See Note 2).

         The other asset titled Environmental Remediation Cost: Liability for Future Expenditures relates to estimated future expenditures determined under the guidance of FASB Statement No. 5, "Accounting for Contingencies." We recorded this amount, which relates to former manufactured gas plant sites, as a regulatory asset under Statement No. 71 with the corresponding amount reflected on the condensed balance sheets under the captions, Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The BPU's intent, evidenced by current practice, is to allow us to recover the deferred costs after these costs are spent over 7-year periods. As of September 30, 2004, we reflected the unamortized remediation costs of $4.4 million on the condensed balance sheet under the caption Regulatory Assets. Since implementing the RAC in 1992, we have recovered $43.5 million through rates (See Note 2).

Note 6.  Financing Activities:

         On July 15, 2004, SJG redeemed, at par, its 7.7% Medium Term Note (MTN) due 2015. Subsequently, on August 4, 2004, SJG issued $40.0 million of debt under its MTN program established in 2002. The debt was issued at an average interest rate of 5.66% and an average maturity of 17 years. This represents the final amount authorized to be issued under the 2002 MTN program.

Note 7.  Subsequent Events:

         On October 1, 2004, SJG and a large utility customer executed an agreement for the buy-out of the customer's long-term energy contract. This settlement will contribute approximately $1.6 million to SJG's net income in the fourth quarter of 2004.

         On November 5, 2004, SJG's largest bargaining unit voted to ratify a new, four-year contract. The contract will cover the period from the expiration of the old contract on January 15, 2005 through January 14, 2009. Terms of the deal include wage increases ranging from 3% to 3.5% over the life of the contract, health care plan redesign, the establishment of caps on payments for postretirement medical benefits, and the implementation of separate wage and benefit packages for new hires. With this agreement, all of SJG's unionized personnel are operating under agreements that run through at least January 2008.

         In order to manage interest rate risk associated with a planned issuance of fixed-rate, long-term debt, SJG purchased a "Treasury Lock" on November 10, 2004 in the notional amount of $10.0 million. We designate the Treasury Lock as a cash flow hedge. Gains or losses on the Treasury Lock will be included in other comprehensive income and then reclassified to interest expense as the interest expense on the associated debt issue affects earnings.

                                     SJG-16

            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Unaudited)


         Overview

         South Jersey Gas Company (SJG), a wholly owned subsidiary of South Jersey Industries, Inc., is a regulated natural gas utility. SJG distributed natural gas in the seven southernmost counties of New Jersey to 308,205 customers at September 30, 2004 compared with 299,609 customers at September 30, 2003. SJG also:

        o sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system;

        o transports natural gas purchased directly from producers or suppliers for its own sales and for some of its customers; and

        o serviced appliances via the sale of appliance warranty programs as well as on a time and materials basis through September 1, 2004, at which time the business line was transferred out of SJG and into South Jersey Energy Service Plus, LLC.

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

                                     SJG-17

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

         An outside consulting firm assists us in estimating future costs for environmental remediation activities. We estimate future costs based on projected investigation and work plans using existing technologies. Developing a single reliable estimation point is not feasible because of the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Therefore, we estimate the range of future costs at $51.9 million to $192.3 million. In preparing financial statements, we record liabilities for future costs using the lower end of the range. We update estimates each quarter to take into account past efforts, changes in work plans and remediation technologies.

         The costs of providing pension and other postretirement employee benefits are impacted by actual plan experience as well as assumptions of future experience. Employee demographics, plan contributions, investment performance, and assumptions concerning return on plan assets, discount rates and health care cost trends all have a significant impact on determining our projected benefit obligations. We evaluate these assumptions annually with the assistance of our investment manager and actuary and adjust them accordingly. These adjustments could result in significant changes to the net periodic benefit costs of providing such benefits and the related liabilities recognized by SJG.

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

         We previously deferred and recognized revenues related to SJG's appliance service contracts over the full 12-month term of the contract as earned.

         The BPU allows us to recover gas costs in rates through the Basic Gas Supply Service (BGSS) price structure (which replaced the Levelized Gas Adjustment Clause). We defer over/under-recoveries of gas costs and include them in subsequent adjustments to the BGSS rate or other similar rate recovery

                                     SJG-18

mechanism. These adjustments result in over/under-recoveries of gas costs being included in rates during future periods. As a result of these deferrals, utility revenue recognition does not directly translate to profitability. While we realize profits on gas sales during the month of providing the utility service, significant shifts in revenue recognition may result from the various recovery clauses approved by the BPU (See Regulatory Actions) without shifting profits between periods, as these clauses provide for recovery of costs on a dollar-for-dollar basis.

         New Accounting Pronouncements - See detailed discussions concerning New Accounting Pronouncements and their impact on SJG in Note 1 to the condensed financial statements.

         Temperature Adjustment Clause - A Board of Public Utilities approved Temperature Adjustment Clause (TAC) increased(decreased) SJG's net income by $0.2 million and $(2.4) million for the nine months ended September 30, 2004 and 2003, respectively. The clause is designed to mitigate the effect of variations in heating season temperatures from historical norms. While we record the revenue and income impacts of TAC adjustments as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next clause year. Each TAC year begins October 1.

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

         Also in August 2002, SJG filed a petition with the BPU to transfer its appliance service business from the regulated utility into a newly created unregulated company. On July 23, 2004, the BPU approved SJG's petition and related agreements to transfer its appliance service business from the regulated utility. In anticipation of this transfer, SJI had formed South Jersey Energy Service Plus, LLC (SJESP), to perform appliance repair services after BPU approval of the transfer. SJESP purchased certain assets and assumed certain liabilities required to perform such repair services from SJG for the net book value of $1.2 million on September 1, 2004. The agreements also called for SJESP to pay an additional $1.5 million to SJG. This $1.5 million was credited to customers through the RAC and had no earnings impact on SJG. It is anticipated that SJESP will have the flexibility to be more responsive to competition and customer needs by expanding and modifying its service offerings in an unregulated environment. Furthermore, the transfer has no effect on the provision of safety-related or emergency-related services to the public since the services transferred include only non-safety related, competitive appliance services.

         In September 2002, SJG filed with the BPU to maintain its current Basic Gas Supply Service (BGSS) rate through October 2003. However, due to price increases in the wholesale market, in February 2003, SJG filed an amendment to the September 2002 filing. In April 2003, the BPU approved a $16.6 million increase to SJG's annual gas cost revenues.

                                     SJG-19

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

         In July 2003, SJG made its annual BGSS filing, as amended, with the BPU. Due to further price increases in the wholesale market, SJG filed for a $24.0 million increase to its annual gas cost revenues. In August 2003, the BPU approved SJG's price increase on a provisional basis, subject to refund with interest, effective September 1, 2003. In October 2004, the provisional rate increase was made final.

         In August 2003, the BPU approved SJG's previously filed petition for the recovery of a $5.7 million Temperature Adjustment Clause (TAC) deficiency, effective September 1, 2003. As of September 30, 2004, the deferred TAC deficiency has been reduced to $1.2 million.

         Also in August 2003, SJG filed a base rate case with the BPU to increase its base rate to obtain a certain level of return on its investment of capital. We had not sought a base rate increase from the BPU since the implementation of its base rate case approval in January 1997. On July 7, 2004, the BPU approved an increase to SJG's base rates totaling $20.0 million, which was predicated in part upon a 7.97% rate of return on rate base that included a 10.0% return on common equity. The increase was effective July 8, 2004 and SJG expects the settlement of the case to provide an incremental $8.5 million on an annualized basis to net income. SJG was also permitted recovery of regulatory assets contained in its petition and a reduction in its composite depreciation rate from 2.9% to 2.4%.

         Included in the base rate increase was a change to the sharing of pre-tax margins on interruptible and off-system sales and transportation. SJG now recovers through its base rates $7.8 million that it previously had recovered through the sharing of pre-tax margins. As a result, the sharing of pre-tax margins begins from dollar one, with SJG retaining 20% as it has historically. Moreover, SJG now shares pre-tax margins from on-system capacity release sales, in addition to the interruptible and off-system sales and transportation. Effective July 1, 2006, the 20% retained by SJG will decrease to 15% of such margins.

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

                                     SJG-20

         As part of the overall settlement effective July 8, 2004, SJG provided customers with an offsetting $38.9 million rate reduction. These reductions were provided to customers through the Company's various clauses and did not negatively impact the Company's net income. Under those clauses, costs incurred by SJG were billed to customers on a dollar for dollar basis.

         In February 2004, SJG filed notice with the BPU to reduce its gas cost revenues by approximately $5.0 million, via a rate reduction, in addition to providing for a $21.8 million bill credit to customers. Both the rate reduction and bill credit were approved and implemented in March 2004. In June 2004, SJG made its annual BGSS filing with the BPU requesting a $4.9 million increase in gas cost recoveries. In October 2004, the requested increase was approved on a provisional basis.

         Pending Audits - The BPU has issued an order under which it will perform a competitive services audit and a management audit that includes a focused review of SJG's gas supply and purchasing practices. The audits, which commenced in October 2004, are mandated by statute to be conducted at predetermined intervals. Management does not currently anticipate the outcome of these audits to have a material effect on SJG's financial position, results of operations or liquidity.

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

         We believe that all costs incurred net of insurance recoveries relating to the MGP sites will be recovered through rates under SJG's Remediation Adjustment Clause (RAC). The RAC currently permits SJG to recover incurred costs in equal installments over 7-year periods with carrying costs. As of September 30, 2004, SJG had $4.4 million of remediation costs not yet recovered through rates.

         Other matters are discussed in detail in Note 5 to the condensed financial statements included as part of this report.

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

                                     SJG-21

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

         Customer Choice Legislation -All residential natural gas customers in New Jersey can choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of 1999. As of September 30, 2004, 103,121 SJG residential customers chose a natural gas commodity supplier other than the utility. This number increased from 98,149 at September 30, 2003 as marketers were able to offer natural gas at prices competitive with those available under regulated utility tariffs. Customers purchasing natural gas from providers other than SJG are charged for gas costs by the marketer, not SJG. The resulting decrease in SJG's revenues is offset by a corresponding decrease in SJG's gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the Basic Gas Supply Service clause as well as other costs of service including deferred costs, through tariffs.

         Results of Operations

         Operating Revenues - Revenues increased $13.7 million during the third quarter compared with the same period in 2003. The increase was due to several factors. First, revenue from a major customer increased by $3.1 million as their consumption more than doubled in comparison with the third quarter of 2003. It should be noted that a corresponding increase in margin would not result from such increased sales based on SJG's tariff. Second, gas cost recoveries under the BGSS increased significantly due to the BGSS increase effective September 1, 2003. Gas costs charged to the BGSS rose by $7.5 million when compared to the same quarter last year. As a result of the increased level of recoveries, SJG recognized previously deferred overcollections (revenue) in an amount equal to the increase in gas costs. This process, as previously described under the caption "Revenue Recognition," resulted in a significant shift in revenue into the third quarter of 2004 without a corresponding impact on the Company's profitability. Third, SJG's recovery of previously deferred costs under its New Jersey Clean Energy Program increased revenues by $0.9 million. As there is a corresponding increase in expense (see discussion of Operations), there is no resulting impact on SJG's net income. Finally, the addition of 8,596 customers also contributed to the revenue increase (See Regulatory Actions).

         Revenues decreased $27.6 million for the nine months ended September 30, 2004 compared with the same period last year. The year-to-date decrease was primarily due to three factors. First, OSS revenues decreased $25.9 million as a direct result of lower sales volume and lower prices for natural gas in this market in 2004 compared with the same period in 2003. Second, weather was 9.8% warmer than last year resulting in lower utility sales. Finally, there was an increase in the number of residential customers purchasing their gas from a source other than SJG. The decline in customers who purchased their natural gas from SJG directly impacted utility revenues. However, since gas costs are passed

                                     SJG-22

on directly to customers without any profit margin added by SJG, the increased customer usage of gas marketers did not impact SJG's profitability. Partially offsetting these negative factors were the impacts of 8,596 additional customers and higher rates in effect over a majority of the past 12 months.

         As a result of SJG's Temperature Adjustment Clause (TAC), revenues from utility ratepayers are closely tied to 20-year normal temperatures calculated under the clause and not actual temperatures. While the clause significantly reduces fluctuations in revenues related to temperature, as a general rule, revenues continue to be positively impacted by colder weather and negatively impacted by warmer weather. Weather during the third quarter of any year generally has little impact on revenues during the period. Weather during the first nine months of 2004 was 9.8% warmer than in 2003 and 0.6% warmer than the 20-year TAC average.

         The following is a comparison of operating revenue and throughput for the three and nine months ended September 30, 2004 vs. the same periods ended September 30, 2003:

                                                                Three Months Ended         Nine Months Ended
                                                                  September 30,             September 30,
                                                               2004          2003         2004           2003
                                                             ---------      ---------  -------------------------
Operating Revenues (thousands):
Firm
     Residential                                            $    23,052  $    16,523  $   122,160  $   131,529
     Commercial                                                   7,331        5,595       36,311       40,311
     Industrial                                                     787          662        3,819        4,002
     Cogeneration & Electric Generation                           5,503        2,384        7,926        5,675
     Firm Transportation                                         10,921        8,933       57,331       50,135
                                                            -----------  -----------  -----------  -----------

         Total Firm Operating Revenues                           47,594       34,097      227,547      231,652
                                                            -----------  -----------  -----------  -----------

Interruptible                                                       421          268        1,178        1,317
Interruptible Transportation                                        369          252          933          747
Off-System                                                       20,934       21,532      107,310      133,247
Capacity Release & Storage                                        2,184        1,559        6,848        4,372
Other                                                               729          783        2,529        2,638
                                                            -----------  -----------  -----------  -----------

         Total Operating Revenues                           $    72,231  $    58,491  $   346,345  $   373,973
                                                            ===========  ===========  ===========  ===========

Throughput (MMcf):
Firm
     Residential                                                  1,051          912       10,340       11,416
     Commercial                                                     429          395        3,447        3,917
     Industrial                                                      15           13          131          161
     Cogeneration & Electric Generation                             701          341          944          689
     Firm Transportation                                          5,794        5,541       24,568       23,031
                                                            -----------  -----------  -----------  -----------

         Total Firm Throughput                                    7,990        7,202       39,430       39,214
                                                            -----------  -----------  -----------  -----------
                                     SJG-23


Interruptible                                                        40           38          128          170
Interruptible Transportation                                        581          511        1,746        1,469
Off-System                                                        3,349        3,945       15,971       19,419
Capacity Release & Storage                                       14,462       12,613       39,657       29,008
                                                            -----------  -----------  -----------  -----------

         Total Throughput                                        26,422       24,309       96,932       89,280
                                                            ===========  ===========  ===========  ===========

         Gas Purchased for Resale - Gas purchased for resale increased $9.7 million in the third quarter of 2004 compared with the same period in 2003. This primarily resulted from the increased sales volume to a major customer and a significant increase in gas costs during the three-month period ended September 30, 2004 compared with the same period in 2003 as discussed under "Operating Revenues." In addition, customer growth has contributed toward the increased consumption in firm sales to both the residential and commercial markets.

         Gas purchased for resale decreased $35.8 million for the nine months ended September 30, 2004 compared with 2003 due principally to a significant decrease in sales volumes and lower gas costs for Off-System Sales (OSS). Gas Costs associated with Off-System Sales decreased by $23.6 million as compared with the same period last year. Unlike gas costs associated with OSS, changes in the unit cost of gas sold to utility ratepayers do not always directly affect cost of gas sold. We defer fluctuations in gas costs to ratepayers not reflected in current rates to future periods under a BPU-approved Basic Gas Supply Service
(BGSS) price structure, formerly known as the Levelized Gas Adjustment Clause. SJG also experienced a decrease in gas costs as a result of the continued migration of customers from sales to transportation services as previously discussed. As a result of this migration and the impact of warmer weather, firm sales volume in the residential and commercial markets decreased by 10.1% for the nine months ended September 30, 2004 compared to the same period last year.

         Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its sales customers. We do not anticipate any difficulty renewing or replacing expiring contracts under substantially similar terms and conditions.

         Operations - A summary of net changes in operations (in thousands):

                                                    Increase (Decrease)
                                       Three Months Ended      Nine Months Ended
                                         September 30,           September 30,
                                         2004 vs. 2003          2004 vs. 2003
                                         -------------          -------------

   Other Production Expense              $       (29)            $       (34)
   Transmission                                    -                      35
   Distribution                                   67                    (161)
   Customer Accounts and Services                (67)                  3,895
   Sales                                         (23)                    (74)
   Administration and General                    499                    (174)
                                         ------------             ------------

            Total Operations             $       447             $     3,487
                                         ============             ============

                                     SJG-24

         Customer Accounts and Services expense increased significantly in 2004 as a result of the BPU-approved increase in SJG's Societal Benefits Clause (SBC) in August 2003 (See Regulatory Actions). With this approval, recoveries and a corresponding charge to expense for previously deferred costs under SJG's New Jersey Clean Energy Programs (NJCEP) increased by $0.9 million in the third quarter and $5.3 million for the nine months ended September 30, 2004 when compared with the respective periods in 2003. The BPU-approved SBC clause allows for full recovery of these deferred costs including carrying costs and, as a result, the increase in expense has no impact on SJG's net income. Lower bad debt expense during 2004 completely offset the previously noted increase for the quarter, and partially offset the year-to-date NJCEP increase. A March 2004 BGSS refund improved SJG's accounts receivable aging significantly during the year (See Regulatory Actions). As a result, SJG benefited from lower uncollectible account write-offs coupled with the ability to reduce its reserve for future doubtful accounts.

         Administrative and General (A&G) expenses increased in the three months ended September 30, 2004 compared with the same period of 2003 primarily as a result of deferred cost amortizations approved as part of SJG's July 2004 rate case settlement. The resulting amortizations of approximately $0.2 million for the three months ended September 30, 2004 were included in rate recovery from its customers and have no impact on SJG's net income. In addition, SJG has incurred significant expense during the third quarter to improve controls to ensure compliance with both SEC and New Jersey Board of Public Utility rules and regulations. Partially offsetting these increases during the quarter and throughout 2004 is the continued reduction in pension expense as a result of SJG making a $9.1 million pension contribution in December 2003.

         Other Operating Expenses - A summary of principal changes in other operating expenses (in thousands):

                                            Increase (Decrease)
                           Three Months Ended               Nine Months Ended
                             September 30,                    September 30,
                             2004 vs. 2003                   2004 vs. 2003
                             -------------                   -------------

Maintenance                  $        74                      $       (82)
Depreciation                        (679)                             130
Energy and Other Taxes               304                             (144)

         Depreciation decreased significantly during the third quarter of 2004 as a result of lower depreciation rates approved by the BPU as part of its recent rate case settlement. SJG's composite depreciation rate was reduced from 2.9% to 2.4% effective July 8, 2004. Year-to-date results reflect a net increase due to SJG's increased investment in property, plant and equipment. The increase in Energy and Other Taxes during the quarter relates primarily to higher revenue-based taxes and increases in taxable volumes of gas sold and transported by SJG (See table under the caption, "Operating Revenues").

                                     SJG-25

         Other Income and Expense - Other income and expense was higher during the nine months ended September 30, 2004 compared with 2003 due to a pre-tax gain of $686,000 on SJG's postretirement healthcare plan trust. The movement of plan assets to a new investment manager triggered the recognition of gains on investments.

         Interest Charges - Interest charges decreased in both the three and nine month periods ended September 30, 2004 compared with the respective periods of the prior year due to reductions in short-term rates on line of credit borrowings, the refunding of higher priced, fixed rate, long-term debt with lower cost debt, and a lower total debt level. These refundings occurred primarily during the second half of 2003 and were financed with long-term debt issuances under our Medium Term Note program at significantly lower interest rates compared with the previous long-term interest rates. We have incurred debt primarily to expand and upgrade SJG's gas transmission and distribution system, and to support seasonal working capital needs related to gas inventories and customer receivables.

         Income Taxes - SJG's total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory federal and state income tax rates to pre-tax income as a result of various deferred tax items. The account of Income Taxes - Flowthrough Depreciation, as shown on the condensed balance sheets, is amortized at a rate of $245,000 per quarter and is the primary cause of these differences. Due to the seasonal nature of our operations, these tax variances may appear larger relative to the pre-tax income during the second and third quarters when operating results are historically lower.

         Net (Loss) Income Applicable to Common Stock - During the third quarter of 2004, SJG's net loss decreased $2.7 million, or 71%, to $(1.1) million as compared with $(3.8) million in the same period of 2003. For the nine months ended September 30, 2004, net income increased $4.1 million, or 25%, to $20.4 million compared with $16.3 million last year. Reasons for the increase in net income in 2004 are discussed in detail above.

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

         Bank credit available to SJG totaled $176.0 million at September 30, 2004, of which $42.9 million was used. Those bank facilities consist of a $100.0 million revolving credit facility that expires in August 2006 and $76.0 million of uncommitted bank lines. The revolving credit facility was established in August 2003 with a syndicate of banks to enhance the liquidity position of SJG.

                                     SJG-26

The revolving credit contains certain financial covenants measured on a quarterly basis. SJG was in compliance with these covenants as of September 30, 2004. Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our business' future liquidity needs.

         SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of assets as the First Mortgage Bonds, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. Under a $150.0 million MTN program established in December 2002, SJG issued $85.5 million of long-term debt in July 2003. In September 2003, SJG issued an additional $24.5 million of MTNs. SJG issued the remaining $40.0 million of notes under the MTN program in August 2004 at an average interest rate of 5.66% and an average maturity of 17 years. All proceeds of the issues were used to refinance short-term debt outstanding to commercial banks and for the redemption of certain high-rate Securities. Maturities of long-term debt in 2004 have totaled $6.8 million. In addition, SJG redeemed $15.0 million of its 7.7% Medium Term Notes in July 2004. No additional maturities are scheduled or redemptions are anticipated for the remainder of 2004. Maturities of long-term debt over the next five calendar years are $5.3 million per year in 2005 through 2007, $1.5 million in 2008 and $0 in 2009.

         SJG's capital structure was as follows:
                                                As of              As of
                                           September 30,        December 31,
                                       2004           2003           2003
                                      ------         ------         ------

Common and Preferred Stock Equity        48%            38%           43%
Long-Term Debt                           45%            56%           43%
Short-Term Debt                           7%             6%           14%
                                         ---          -----          ----

         Total                          100%           100%          100%
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

         Capital Expenditures, Commitments and Contingencies

         Capital Expenditures - SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and

                                     SJG-27

for environmental remediation costs. Net construction and remediation expenditures for the first nine months of 2004 amounted to $48.3 million. We estimate the net costs for 2004, 2005 and 2006 at approximately $74.9 million, $54.9 million and $50.5 million, respectively.

         Commitments and Contingencies - SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of September 30, 2004 averaged $44.7 million annually and totaled $221.7 million over the contracts' lives, with expirations ranging from one to 13 years. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

         SJG's long-term, senior secured debt is rated "A" and "Baa1" by Standard & Poor's and Moody's Investor Services, respectively. These ratings have not changed in the past five years.

         The following table summarizes our contractual cash obligations and their applicable payment due dates (in thousands):

                                                                   Up to         Years        Years      More than
         Contractual Obligations                        Total     1 Year         2 & 3        4 & 5        5 Years
         -----------------------                        -----     ------         -----        -----        -------

Long-Term Debt                                     $   287,281   $    5,273  $    10,543  $     1,500   $   269,965
Operating Leases                                           701          373          262           47            19
Construction Obligations                                10,700       10,700            -            -             -
Commodity Supply
   Purchase Obligations                                221,686       43,174       80,340       66,092        32,080
Other Purchase Obligations                               4,297        3,594          703            -             -
                                                   -----------  -----------  -----------  -----------   -----------

Total Contractual Cash Obligations                 $   524,665  $    63,114  $    91,848  $    67,639   $   302,064
                                                   ===========  ===========  ===========  ===========   ===========

         Expected environmental remediation costs are not included in the table above due to the subjective nature of such costs and time of anticipated payments.

         SJG is evaluating the impact of making contributions to its pension plan and expects to contribute approximately $3.6 million in equal quarterly installments to its other postretirement benefit plans in 2004.

         SJG is subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to claims when we can determine the amount or range of amounts of likely settlement costs for those claims. Among other actions, SJG was named in a breach of contract claim with a vendor and a class action suit regarding the proximity of gas meters to driveways. Management does not currently anticipate the disposition of any known claims to have a material adverse effect on SJG's financial position, results of operations or liquidity.

                                     SJG-28

Ratio of Earnings to Fixed Charges - The Company's ratio of earnings to fixed charges for each of the periods indicated is as follows:

  Twelve Months
      Ended                          Year Ended December 31,
  September 30,       ----------------------------------------------
      2004            2003      2002       2001      2000       1999
      ----            ----      ----       ----      ----       ----
      3.8x            3.3x      2.9x       2.6x      2.6x       2.5x

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

         Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable rate borrowings. Our short-term, variable rate debt outstanding at September 30, 2004 was $42.9 million and averaged $35.0 million for the first nine months of 2004. A hypothetical 100 basis point (b.p.), or 1%, increase in interest rates on our average variable rate debt outstanding would result in a $207,000 increase in our annual interest expense, net of tax. We chose the 100 basis point increase for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2003 - 31 b.p. decrease; 2002 - 74 b.p. decrease; 2001 - 383 b.p. decrease; 2000 - 83 b.p. increase; and 1999 - 81 b.p. increase. For September 2004, our average interest rate on variable rate debt was 2.17%.

         SJG primarily issues long-term debt at fixed rates and, consequently, interest expense on existing debt is not significantly impacted by changes in market interest rates. SJG redeemed, at par, $1.5 million of 8.6% debenture notes in February 2004 and $15.0 million of 7.7% Medium Term Notes in July 2004.

                                     SJG-29

                         Item 4. Controls and Procedures

         SJG management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.
         No change in SJG's internal control over financial reporting occurred during SJG's third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                          PART II -- OTHER INFORMATION

                            Item l. Legal Proceedings

         Information required by this Item is incorporated by reference to Part I, Item 1, Note 5, beginning on page 15.

                                      Item 6.   Exhibits

         (a)      Exhibits

                  Exhibit No.                                 Description


                  10.1          First Amendment to Three-Year Revolving
                                Credit Agreement.

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

                                     SJG-30

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SOUTH JERSEY GAS COMPANY
                                  (Registrant)



  Dated:  November 15, 2004       By:  /s/ Edward J. Graham
                                      -----------------------------------------
                                      Edward J. Graham
                                      President & Chief Executive Officer



  Dated:  November 15, 2004       By:  /s/ David A. Kindlick
                                     ------------------------------------------
                                      David A. Kindlick
                                      Executive Vice President &
                                        Chief Financial Officer


                                     SJG-31