Form 10-K
period 2004-12-31
SOUTH JERSEY GAS CO/NEW
filed 2005-03-10
CIK 1035216

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

     [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ____________to ______________.

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

The registrant meets all of the conditions set forth in General Instruction I 1(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.
Documents Incorporated by Reference:    None
================================================================================
                                   Cover Page


                                     PART I

                                Item 1. Business

General

         The registrant, South Jersey Gas Company (SJG), a New Jersey corporation, is an operating public utility. All of the common equity securities of SJG are owned by South Jersey Industries, Inc. (SJI), its parent company, which is itself a 1934 Act reporting company.

         Information regarding SJG can be found at SJI's internet address, www.sjindustries.com. We make available free of charge on or through our website SJG's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The SEC maintains an Internet site that contains these reports at http://www.sec.gov. The content on any web site referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

Financial Information About Industry Segments

         Not applicable.

Description of Business

         SJG is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers by some of its customers.

         SJG's service territory covers approximately 2,500 square miles in the southern part of New Jersey. It includes 112 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1.2 million. SJG benefits from its proximity to Philadelphia and Wilmington on the western side of its service territory and Atlantic City and the burgeoning shore communities on the eastern side. Economic development and housing growth had long been driven by the development of the Philadelphia metropolitan area. In recent years, however, housing growth in the eastern portion of the service territory has increased substantially and now accounts for approximately half of SJG's annual customer growth. The foundation for growth in Atlantic City and the surrounding region rests primarily with new gaming and non-gaming investments that emphasize destination style attractions. The casino industry is expected to remain a significant source of regional economic development going forward. The ripple effect from Atlantic City continues to produce new housing, commercial and industrial construction. Combining with the gaming industry catalyst is the ongoing conversion of southern New Jersey's oceanfront communities from seasonal resorts to year round economies. New and expanded hospitals, schools, and large scale retail developments throughout the service territory have contributed to SJG's growth. Presently, SJG serves approximately 58% of households within its territory with natural gas. SJG also serves southern New Jersey's diversified industrial base that includes processors of petroleum and agricultural products; chemical, glass and consumer goods manufacturers; and high technology industrial parks.

         SJG serves 313,579 residential, commercial and industrial customers (at December 31, 2004) in southern New Jersey. Gas sales, transportation and capacity release for 2004 amounted to 132,847 MMcf (million cubic feet), of which 54,333 MMcf was firm sales and transportation, 2,635 MMcf was

                                     SJG-2

interruptible sales and transportation and 75,879 MMcf was off-system sales and capacity release. The breakdown of firm sales includes 27.1% residential, 9.6% commercial, 2.0% cogeneration and electric generation, .3% industrial and 61.0% transportation. At year-end 2004, SJG served 292,185 residential customers, 20,939 commercial customers and 455 industrial customers. This includes 2004 net additions of 8,463 residential customers, 534 commercial customers and 20 industrial customers.

         Under an agreement with Conectiv Inc., an electric utility serving southern New Jersey, SJG supplies natural gas to several electric generation facilities. This gas service is provided under the terms of a firm electric service tariff approved by the New Jersey Board of Public Utilities (BPU) on a demand/commodity basis. In 2004, 1.38 Bcf (billion cubic feet) was delivered under this agreement.

         SJG serviced 6 cogeneration facilities in 2004. Combined sales and transportation of natural gas to such customers amounted to approximately 3.6 Bcf in 2004.

         SJG makes wholesale gas sales for resale to gas marketers for ultimate delivery to end users. These "off-system" sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and
636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed SJG to deliver gas at delivery points on the interstate pipeline system other than its own city gate stations and release excess pipeline capacity to third parties. During 2004, off-system sales amounted to 21.3 Bcf. Also in 2004, capacity release and storage throughput amounted to 54.6 Bcf.

         Supplies of natural gas available to SJG that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term "interruptible" is used in the sense that deliveries of natural gas may be terminated by SJG at any time if this action is necessary to meet the needs of higher priority customers as described in SJG's tariffs. Usage by interruptible customers, excluding off-system customers, in 2004 amounted to approximately 2.6 Bcf, approximately 2.0% of the total throughput.

         No material part of SJG's business is dependent upon a single customer or a few customers.

         In 2004, SJG made no public announcement of, or otherwise made public information about, a new product or industry segment that would require the investment of a material amount of the assets of SJG or which otherwise was material.

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

         Retail sales by SJG are made under rate schedules within a tariff filed with and subject to the jurisdiction of the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. The tariff allows for the adjustment of revenues when temperatures are higher or lower than normal, thereby stabilizing SJG's income. In years which are warmer or colder than normal, SJG increases or decreases its revenue, respectively, to a level equivalent with that of normal temperature. The tariff also contains provisions permitting the recovery of environmental remediation costs associated with

                                     SJG-3

former manufactured gas plant sites, energy efficiency and renewable energy program costs, consumer education program costs and low income program costs. These costs are recovered through SJG's Societal Benefits Clause. In addition, the tariff contains provisions permitting SJG to pass on to customers increases and decreases in the cost of purchased gas supplies. The cost of gas purchased from the utility by consumers is set annually by the BPU through a Basic Gas Supply Service ("BGSS") within SJG's tariff. When actual gas costs experienced by SJG are less than those charged to customers under BGSS, customer bills in the subsequent BGSS period(s) are reduced by returning the overrecovery with interest. When actual gas costs are more than is recovered through rates, SJG is permitted to charge customers more for gas in future periods for the underrecovery.

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

         In December 2002, the BPU approved the BGSS price structure. BGSS is the gas supply service being provided by the natural gas utility. Upon implementation of BGSS in 2003, customers have the ability to make more informed decisions regarding their choices of an alternate supplier by having a utility price structure that is more consistent with market conditions. Further, BGSS provides SJG with more pricing flexibility, through automatic rate changes, conceptually resulting in the reduction of over/under-recoveries. Although the BGSS price structure replaced the pricing structure in the previous rate clause, all other mechanisms from the previous clause, such as, but not limited to, deferred accounting treatment and the allowance for full recovery of natural gas costs, remain in place under BGSS

         In July 2004, the BPU approved SJG's August 2002 petition and related agreements to transfer its appliance service business from the regulated utility. SJI had previously formed South Jersey Energy Service Plus (SJESP) to accommodate the transfer. SJESP purchased certain assets and assumed certain liabilities of the appliance service business for the net book value of $1.2 million. SJESP paid an additional $1.5 million for certain intangible assets and that amount was credited by SJG to its customers through the Remediation Adjustment Clause.

         In January 1997, the BPU granted SJG rate relief, which was predicated in part upon a 9.62% rate of return on rate base that included an 11.25% return on common equity. This rate relief provided cost-of-service recovery, including deferred costs, through base rates. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation had increased. As a result of this case, SJG kept 100% of pre-tax margins up to the threshold level of $7.8 million. The next $750,000 was credited to customers through the BGSS clause. Thereafter, SJG kept 20% of the pre-tax margins as it had historically.

         On July 7, 2004, the BPU granted SJG a base rate increase of $20.0 million, which was predicated in part upon a 7.97% rate of return on rate base that included a 10.0% return on common equity. The increase was effective July 8, 2004 and designed to provide an incremental $8.5 million on an annualized basis to net income. SJG was also permitted recovery of regulatory assets contained in its petition and a reduction in its composite depreciation rate from 2.9% to 2.4%.

         Included in the base rate increase was a change to the sharing of pre-tax margins on interruptible and off-system sales and transportation. SJG now recovers through its base rates the $7.8 million that it had previously recovered through the sharing of pre-tax margins. As a result, the sharing of pre-tax margins now begins from dollar one, with SJG retaining 20%. Moreover, SJG now shares pre-tax margins from on-system capacity release sales, in addition to the interruptible and off-system sales and transportation. Effective July 1, 2006, the 20% retained by SJG will decrease to 15% of such margins.

                                     SJG-4

         As part of the overall settlement effective July 8, 2004, SJG reduced rates in several rate clauses that were no longer needed by SJG to recover costs. SJG was either no longer incurring or had already recovered the specific costs that these clauses were designed to recover. Since revenues raised under these clauses were for cost recovery only and had no profit margin built in, their elimination has no impact on SJG's net income. However, SJG's customers' bills are estimated to decline by $38.9 million annually due to the elimination of these clauses, more than offsetting the base rate increase awarded.

         Additional information on regulatory affairs is incorporated by reference to Notes 1, 2, 6, 11 and 13 of SJG's financial statements for the year ended December 31, 2004. See Item 8.

Raw Materials

         Transportation Contracts and Storage

         SJG has direct connections to two interstate pipeline companies, Transcontinental Gas Pipeline Corporation (Transco) and Columbia Gas Transmission Corporation (Columbia). During 2004, SJG purchased and had delivered approximately 43.2 Bcf of natural gas for distribution to both on-system and off-system customers. Of this total, 31.5 Bcf was transported on the Transco pipeline system and 11.7 Bcf was transported on the Columbia pipeline system. SJG also secures firm transportation and other long term services from three additional pipelines upstream of the Transco and Columbia systems. They include: Columbia Gulf Transmission Company (Columbia Gulf), Texas Gas Transmission Corporation (Texas Gas) and Dominion Transmission Inc. (Dominion). Services provided by these upstream pipelines are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above mentioned pipelines are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).

         Transco:

         Transco is SJG's largest supplier of long-term gas transmission services. These services include five year-round and one seasonal firm transportation (FT) service arrangements. When combined, these services enable SJG to purchase from third parties and have delivered to its city gate stations by Transco a total of 169,589 Thousand Cubic Feet of gas per day ("Mcf/d"). The terms of the year-round agreements extend for various periods from 2005 to 2010 while the term of the seasonal agreement extends to 2011.

         SJG also has seven long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 10.1 Bcf. Through these services, SJG can inject gas into market area storage during periods of low demand and withdraw gas at a rate of up to 86,973 Mcf per day during periods of high demand. The terms of the storage service agreements extend for various periods from 2005 to 2017.

         Dominion:

         SJG has a storage service with Dominion which provides a maximum withdrawal capacity of 9,662 Mcf per day during the period between November 16 and March 31 of winter season with 408,696 Mcf of storage capacity. Gas is delivered through both the Dominion and Transco pipeline systems.

         Columbia:

         SJG has two firm transportation agreements with Columbia which, when combined, provide for 43,500 Mcf/d of firm deliverability.

         SJG also subscribes to a firm storage service from Columbia, to March 31, 2009, which provides a maximum withdrawal quantity of 51,102 Mcf/d during the winter season with an associated 3,355,557 Mcf of storage capacity.

                                     SJG-5

         Gas Supplies

         SJG has two long-term gas supply agreements with a single producer and marketer that expires in 2006. Under these agreements, SJG can purchase up to 6,798,628 Mcf of natural gas per year. When advantageous, SJG can purchase spot supplies of natural gas in place of or in addition to those volumes reserved under long-term agreements. In recent years, SJG has replaced long-term gas supply contracts with short-term agreements. The short-term agreements are typically for several months in duration.

         Supplemental Gas Supplies

         During 2004 SJG entered into a Liquified Natural Gas (LNG) liquefaction service agreement with a third party provider which extends through March 31, 2005. SJG's contract quantity under the agreement is 232,744 Mcf. LNG supplied by this vendor is transported to SJG's New Jersey LNG storage facility by truck.

         SJG operates peaking facilities which can store and vaporize LNG for injection into its distribution system. SJG's LNG facility has a storage capacity equivalent to 404,000 Mcf of natural gas and has an installed capacity to vaporize up to 90,000 Mcf of LNG per day for injection into its distribution system.

         SJG also operates a high pressure pipe storage field at its New Jersey LNG facility which is capable of storing 12,000 Mcf of gas and injecting up to 10,000 Mcf/d of gas per day into SJG's distribution system.

         Peak-Day Supply

         SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees F. Gas demand on such a design day was estimated for the 2004-2005 winter season to be 511,363 Mcf. SJG projects that it has adequate supplies and interstate pipeline entitlements to meet its design requirements. On January 10, 2004, SJG experienced its highest peak-day demand for the year of 407,207 Mcf with an average temperature of 11.51 degrees F.

         Natural Gas Prices

         SJG's average cost of natural gas purchased and delivered in 2004, 2003 and 2002, including demand charges, was $7.39 per Mcf, $6.74 per Mcf and $4.46 per Mcf, respectively.

Patents and Franchises

         SJG holds nonexclusive franchises granted by municipalities in the seven-county area of southern New Jersey that it serves. No other natural gas public utility presently serves the territory covered by SJG's franchises. Otherwise, patents, trademarks, licenses, franchises and concessions are not material to the business of SJG.

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

                                     SJG-6

Working Capital Practices

         Reference is made to "Liquidity and Capital Resources" included in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.

Customers

         No material part of SJG's business is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on any such business. See Item 1, "Description of Business."

Backlog

         Backlog is not material to an understanding of SJG's business.

Government Contracts

         No material portion of SJG's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government.

Competition

         SJG's franchises are non-exclusive, however, no other utility provides natural gas service within its territory. SJG does not expect any other utilities to do so in the foreseeable future because of the extensive investment required for utility plant and related costs. SJG competes with oil, propane and electricity suppliers for residential, commercial and industrial users. SJG competes with alternative fuel source providers based upon price, convenience and environmental factors. The market for natural gas commodity sales is subject to competition as a result of deregulation. Through its tariff, SJG has promoted competition while maintaining its margins. Substantially all of SJG's profits are from the transportation, rather than the sale, of the commodity. SJG has maintained its focus on being a low-cost provider of natural gas. SJG also competes with other marketers/brokers in the selling of wholesale natural gas services.

Research

         During the last three fiscal years, SJG did not engage in research activities to any material extent.

Environmental Matters

         Information on environmental matters is incorporated by reference to
Note 13 to SJG's financial statements for the year ended December 31, 2004. See
Item 8.

Employees

         SJG had a total of 509 employees as of December 31, 2004. Of that total, 314 employees are unionized. Employees totaling 276 and 38 are covered under collective bargaining agreements that expire in January 2009 and January 2008, respectively. We consider relations with employees to be good.

Financial Information About Foreign and Domestic Operations and Export Sales

         SJG has no foreign operations and export sales are not a part of its business.

                                     SJG-7

                               Item 2. Properties

         The principal property of SJG consists of its gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG's distribution systems for delivery to customers. As of December 31, 2004, there were approximately 92 miles of mains in the transmission systems and 5,478 miles of mains in the distribution systems.

         SJG owns office and service buildings, including its corporate headquarters, at seven locations in the territory. There is also a liquefied natural gas storage and vaporization facility at one of those locations.

         As of December 31, 2004, SJG's utility plant had a gross book value of $957.3 million and a net book value, after accumulated depreciation, of $732.8 million. In 2004, $68.6 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $5.9 million. Construction and remediation expenditures for 2005 are currently expected to approximate $67.1 million.

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


                            Item 3. Legal Proceedings

         SJG is subject to claims which arise in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can determine the amount or range of amounts of likely settlement costs for these claims. Management does not currently anticipate the disposition of any known claims to have a material adverse affect on SJG's financial position, results of operations or liquidity.


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

         SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the New Jersey Board of Public Utilities in July 2004, that granted SJG an increase in base rates. Per the order, SJG is required to maintain Total Common Equity of no less than $289 million. SJG's Total Common Equity balance was $307 million at December 31, 2004.

         SJG is also restricted under its First Mortgage Indenture, as supplemented, as to the amount of cash dividends or other distributions that may be paid on its common stock. As of December 31, 2004, these restrictions did not affect the amount that may be distributed from SJG's retained earnings. Dividends of $9.1 million were declared on SJG's common stock in 2004 and no dividends were declared in 2003.

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

                                     SJG-9

                         Item 6. Selected Financial Data

         The following financial data has been obtained from SJG's audited financial statements:

                                 (In Thousands)

                                                                   Year Ended December 31,
                                                -----------------------------------------------------------------
                                                      2004         2003         2002         2001        2000
                                                -----------------------------------------------------------------
Operating Revenues (1)                           $   508,827  $   536,442  $   424,027  $   481,449  $   450,272
                                                =================================================================

Operating Income                                 $    71,451  $    65,420  $    60,874  $    60,462  $    62,619
                                                =================================================================

Income before Preferred Dividend
 Requirement and Discontinued Operations         $    31,597  $    26,743  $    23,357  $    21,666  $    22,006

Preferred Dividend Requirements                         (135)        (135)        (135)        (139)        (151)
                                                -----------------------------------------------------------------

Income from Continuing Operations                     31,462       26,608       23,222       21,527       21,855

Loss from Discontinued Operations                          0            0          (29)        (207)         (76)
                                                -----------------------------------------------------------------

Net Income Applicable to Common Stock            $    31,462  $    26,608  $    23,193  $    21,320  $    21,779
                                                =================================================================

Average Shares of Common Stock Outstanding         2,339,139    2,339,139    2,339,139    2,339,139    2,339,139

Ratio of Earnings to Fixed Charges (2)                   3.9x         3.3x         2.9x         2.6x         2.6x


                                                                     As of December 31,
                                                -----------------------------------------------------------------

                                                    2004        2003        2002         2001        2000
                                                -----------------------------------------------------------------

Property, Plant and Equipment, Net               $   732,781  $   684,823  $   651,486  $   622,115  $   592,250
                                                =================================================================

Total Assets (3)                                 $ 1,007,586  $   956,537  $   926,318  $   898,604  $   878,146
                                                =================================================================

Capitalization:
  Common Equity (4)                              $   306,748  $   269,800  $   214,224  $   205,982  $   197,101
  Preferred Stock                                      1,690        1,690        1,690        1,690        1,804
  Long-Term Debt                                     282,008      263,781      235,098      266,329      241,063
                                                -----------------------------------------------------------------

      Total                                      $   590,446  $   535,271  $   451,012  $   474,001  $   439,968
                                                =================================================================


(1) Prior year amounts have been adjusted for certain reclassifications. See "Reclassifications" in Note 1 to the fiancial statements.

(2) The ratio of earnings to fixed charges represents, on a pre-tax basis, the number of times earnings cover fixed charges. Earnings consist of net income, to which has been added fixed charges and taxes based on income of the company before discontinued operations. Fixed charges consist of interest charges and preferred securities dividend requirements.

(3) Prior years have been restated. See "Restatements" in Note 1 to the financial statements.

(4) Included are cash contributions to capital as follows: 2004 - $15.0 million; 2003 - $20.0 million; 2002 - $2.5 million; 2001 - $7.0 million;
     2000 - $8.0 million.

                                     SJG-10



           SOUTH JERSEY GAS COMPANY COMPARATIVE OPERATING STATISTICS

Comparative statistical data related to revenues and gas throughput is as follows:


                                              2004          2003           2002          2001          2000
                                           ------------  ------------  -------------  ------------  ------------
Operating Revenues (Thousands):
 Firm
   Residential                               $ 182,826     $ 193,725      $ 174,252     $ 201,531     $ 172,418
   Commercial                                   57,826        58,749         52,300        76,416        49,669
   Industrial                                    5,223         5,635          4,512         4,250         5,265
   Cogeneration & Electric Generation            9,496         6,513          9,363         7,405        11,016
   Firm Transportation                          80,572        74,080         49,436        29,565        38,213
                                           ------------  ------------  -------------  ------------  ------------

      Total Firm                               335,943       338,702        289,863       319,167       276,581
                                           ------------  ------------  -------------  ------------  ------------

 Interruptible                                   1,641         1,682          1,142         1,485         1,695
 Interruptible Transportation                    1,462         1,121          1,567         1,268         1,531
 Off-System                                    151,161       176,555        115,714       145,530       160,208
 Capacity Release & Storage                     10,157         6,686          5,365         5,596         4,411
 Appliance Service                               6,362         9,596          8,386         6,136         5,002
 Other                                           2,101         2,100          1,990         2,268           844
                                           ------------  ------------  -------------  ------------  ------------

      Total Operating Revenues               $ 508,827     $ 536,442      $ 424,027     $ 481,450     $ 450,272
                                           ============  ============  =============  ============  ============

Throughput (MMcf):
 Firm
   Residential                                  14,723        15,843         15,519        17,390        19,124
   Commercial                                    5,198         5,351          5,273         7,544         6,191
   Industrial                                      187           212            202           248           282
   Cogeneration & Electric Generation            1,095           777          1,986         1,519         2,046
   Firm Transportation                          33,130        32,214         26,470        22,085        26,114
                                           ------------  ------------  -------------  ------------  ------------

      Total Firm Throughput                     54,333        54,397         49,450        48,786        53,757
                                           ------------  ------------  -------------  ------------  ------------

 Interruptible                                     172           220            198           207           207
 Interruptible Transportation                    2,463         2,247          3,189         2,638         3,022
 Off-System                                     21,294        27,041         29,980        30,117        38,097
 Capacity Release & Storage                     54,585        41,119         38,048        27,187        37,445
                                           ------------  ------------  -------------  ------------  ------------

      Total Throughput                         132,847       125,024        120,865       108,935       132,528
                                           ============  ============  =============  ============  ============

Number of Customers at Year End:
   Residential                                 292,185       283,722        275,979       268,046       261,621
   Commercial                                   20,939        20,405         19,966        19,542        19,319
   Industrial                                      455           435            429           420           410
                                           ------------  ------------  -------------  ------------  ------------

      Total Customers                          313,579       304,562        296,374       288,008       281,350
                                           ============  ============  =============  ============  ============

Maximum Daily Sendout (MMcf)                       428           422            344           326           375
                                           ============  ============  =============  ============  ============

Annual Degree Days *                             4,641         4,929          4,380         4,495         4,942
                                           ============  ============  =============  ============  ============


* Average degree days recorded in SJG's service territory during the 20-year period ended June 30, 1996, as approved in its Temperature Adjustment Clause, are 4,688.

                                     SJG-11


           Item 7. Management's Discussion and Analysis of Results of
                       Operations and Financial Condition

 Overview

         South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributed natural gas in the seven southernmost counties of New Jersey to 313,579 customers at December 31, 2004, compared with 304,562 customers at December 31, 2003. SJG also:

        o sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system;

        o transports natural gas purchased directly from producers or suppliers for its own sales and for some of its customers; and

        o serviced appliances via the sale of appliance service programs, as well as, on a time and materials basis through September 1, 2004, at which time the business line was transferred out of SJG and into an affiliate by common ownership, South Jersey Energy Service Plus, LLC.

         SJG's primary goal is to provide safe, reliable natural gas service at the lowest cost possible. Other goals include: 1) promoting natural gas as the fuel of choice for a variety of energy needs, ranging from home heating, to cooking (both residential and commercial), to recreational uses (such as gas fireplaces and grills); and 2) maintaining annual customer growth above the national average of 1.8% through a combination of new customer additions and customer conversions from other fuels.

         Business Model - SJG is the primary focus of its parent, SJI, and will continue to account for the majority of SJI's net income by maximizing the growth potential of its service territory.

         Customer Growth - The vibrancy of the economic development in and adjacent to southern New Jersey, our primary area of operations, and related strong demand for new housing has enabled our utility to grow its customer count at an average rate of 2.75% over the past five years. That growth rate increased to 3.0% in 2004. Housing growth significantly benefits utility performance.

         Regulatory Environment - SJG is primarily regulated by the New Jersey Board of Public Utilities (BPU). The BPU sets the rates that we can charge our rate-regulated customers for services provided and establishes the terms of service under which we operate. We expect the BPU to continue to set rates and establish terms of service that will enable us to obtain a fair and reasonable return on capital invested. The BPU approved a change in base rates in July 2004 that will provide a significant earnings benefit in 2005 compared with 2004.

         Weather Conditions - SJG's earnings are largely protected from fluctuations in temperatures by a BPU approved Temperature Adjustment Clause. This clause has a stabilizing effect on utility income as SJG recognizes and records earnings based upon an average of temperatures over a 20-year period, and not actual temperatures experienced during a given year. However, our earnings are not protected from changes in the natural gas usage patterns of our customers. Usage patterns can be affected by a number of factors, such as wind, precipitation and temperature extremes.

         Changes in Natural Gas Prices - In recent years, prices for natural gas have become increasingly volatile. Gas costs are passed on directly to customers without any profit margin added. The price charged to customers is set annually, with a regulatory mechanism in place to make limited adjustments to that price during the course of a year. High prices can make it more difficult for our customers to pay their bills and may result in elevated levels of bad-debt expense.

         Changes in Interest Rates - SJG has operated in a relatively low interest rate environment over the past several years. Rising interest rates

                                     SJG-12

would raise the expense associated with existing variable rate debt and all issuances of new debt. We have sought to mitigate the impact of a potential rising rate environment by fixing the costs on all long-term debt, either by directly issuing fixed rate debt or by entering into derivative transactions to hedge against rising interest rates.

         Labor and Benefit Costs - Labor and benefit costs have a significant impact on SJG's profitability. Benefit costs, especially those related to health care, have been rising in recent years. We sought to manage these costs by revising health care plans offered to existing employees, capping post-retirement health care benefits and changing health care and pension packages offered to new hires. Our workforce totaled 509 employees at the end of 2004, with 62% of that total being unionized. During 2004, we agreed to new contracts with all of our bargaining units that encompass the changes mentioned above. The contracts run through at least January 2008, with the largest bargaining units signed through January 2009. We expect cost benefits from these changes to gradually increase as new hires replace retiring employees.

         Balance Sheet Strength - In 2003 and 2004, SJG took significant steps to enhance the quality of its balance sheet. Through the receipt of capital contributions from its parent and strong earnings performance, SJG's equity to capitalization ratio, inclusive of short-term debt, improved from 43% at the end of 2003 to 48% at the end of 2004. A strong balance sheet permits us to maintain the financial flexibility necessary to address volatile economic and commodity markets while maintaining a low-risk financial profile.

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

Critical Accounting Policies

Estimates and Assumptions:

         As described in the footnotes to our financial statements, management must make estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, energy derivatives, environmental remediation costs, pension and other postretirement employee benefit costs, and revenue recognition.

           Regulatory Accounting - SJG maintains its accounts in accordance with the Uniform System of Accounts as prescribed by the New Jersey Board of Public Utilities (BPU). As a result of the ratemaking process, we are required to follow Financial Accounting Standards Board (FASB) Statement No. 71, "Accounting

                                     SJG-13

for the Effects of Certain Types of Regulation" and, consequently, the accounting principles applied by SJG differ in certain respects from those applied by its businesses not regulated by the BPU. We are required under Statement No. 71 to recognize the impact of regulatory decisions on our financial statements. SJG is required under its Basic Gas Supply Service (BGSS) to forecast its natural gas costs in setting its rates and provides the ability, subject to BPU approval, to recover or refund the difference between gas cost recoveries and the actual costs of gas through a BGSS charge to customers. Any underrecovery or overrecovery is recorded as a Regulatory Asset or Liability on the Balance Sheets and reflected in the BGSS in subsequent years. We also enter into derivatives that are used to hedge natural gas purchases, and the offset to the resulting derivative assets or liabilities is recorded as a Regulatory Asset or Liability on the Balance Sheets.

         In addition to the BGSS, other regulatory assets consist primarily of remediation costs associated with manufactured gas plant sites, which are discussed below under Environmental Remediation Costs, and several other assets as detailed in Note 1 to the Financial Statements. If there are changes in future regulatory positions that indicate the recovery of such regulatory assets is not probable, the related cost would be charged to income. However, currently there are no such anticipated changes at the BPU.

         Energy Derivatives - SJG recognizes assets or liabilities for the energy-related contracts that qualify as derivatives when contracts are executed. We record contracts at their fair value in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. We occasionally enter into derivatives to hedge against forward price risk. The costs of these contracts are recoverable through our BGSS, subject to BPU approval (See Regulatory Actions). We adjust the fair value of the contracts each reporting period for changes in the market. We derive the fair value for most of the energy-related contracts from markets where the contracts are actively traded and quoted. For other contracts, SJG uses published market surveys and, in certain cases, independent parties to obtain quotes concerning the contracts' current value. Market quotes tend to be more plentiful for contracts maturing in two years or less (See Commodity Market
Risk).

         Environmental Remediation Costs - An outside consulting firm assists us in estimating future costs for environmental remediation activities. We estimate future costs based on projected investigation and work plans using existing technologies. The estimated future costs range from $51.0 million to $192.8 million. In preparing financial statements, we record liabilities for future costs range from using the lower end of the range because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. We update estimates each year to take into account past efforts, changes in work plans and remediation technologies (See Section under Environmental Remediation later in this discussion).

         Pension and Other Postretirement Benefit Costs - The costs of providing pension and other postretirement employee benefits are impacted by actual plan experience as well as assumptions of future experience. Employee demographics, plan contributions, investment performance, and assumptions concerning return on plan assets, discount rates and health care cost trends all have a significant impact on determining our projected benefit obligations. We evaluate these assumptions annually with the assistance of our investment manager and actuary and we adjust them accordingly. These adjustments could result in significant changes to the net periodic benefit costs of providing such benefits and the related liabilities recognized by SJG.

         Revenue Recognition - Gas revenues are recognized in the period the commodity is delivered. SJG bills customers monthly. A majority of SJG's customers have their meters read on a cycle basis throughout the month. As a result, recognized revenues include estimates. For customers that are not billed at the end of each month, we record an estimate to recognize unbilled revenues for gas delivered from the date of the last meter reading to the end of the month. SJG's unbilled revenue is estimated each month based on natural gas delivered monthly into the system; unaccounted for natural gas based on historical results; customer specific use factors, when available; actual temperatures during the period; and applicable customer rates. We bill our customers at rates approved by the BPU.

                                     SJG-14

         We deferred and recognized revenues related to SJG's appliance service contracts seasonably over the full 12-month term of the contract as earned. This practice ceased upon the transfer of SJG's appliance repair operations to an affiliate on September 1, 2004.
         The BPU allows us to recover gas costs in rates through the Basic Gas Supply Service (BGSS) price structure. We defer over/underrecoveries of gas costs and include them in subsequent adjustments to the BGSS rate or other similar rate recovery mechanism. These adjustments result in over/underrecoveries of gas costs being included in rates during future periods. As a result of these deferrals, utility revenue recognition does not directly translate to profitability. While we realize profits on gas sales during the month of providing the utility service, significant shifts in revenue recognition may result from the various recovery clauses approved by the BPU without shifting profits between periods, as these clauses provide for recovery of costs on a dollar-for-dollar basis (See Regulatory Actions).

New Accounting Pronouncements

         See detailed discussions concerning New Accounting Pronouncements and their impact on SJG in Note 1 to the Financial Statements.

Temperature Adjustment Clause

         A BPU-approved Temperature Adjustment Clause (TAC) increased (decreased) SJG's net income by $0.2 million, $(1.7) million and $2.3 million in 2004, 2003 and 2002, respectively. The clause is designed to mitigate the effect of variations in heating season temperatures from historical norms. While we record the revenue and income impacts of TAC adjustments as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next clause year. Each TAC year begins October 1.

Recent Regulatory Actions

         Base Rates - In January 1997, the BPU granted SJG rate relief, which was predicated in part upon a 9.62% rate of return on rate base that included an 11.25% return on common equity. This rate relief provided for cost-of-service recovery, including deferred costs, through base rates. Additionally, SJG's threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation had increased. As a result of this case, SJG kept 100% of pre-tax margins up to the threshold level of $7.8 million. The next $750,000 was credited to customers through the Basic Gas Supply Service (BGSS) clause. Thereafter, SJG kept 20% of the pre-tax margins as it had historically.

         On July 7, 2004, the BPU granted SJG a base rate increase of $20.0 million, which was predicated in part upon a 7.97% rate of return on rate base that included a 10.0% return on common equity. The increase was effective July 8, 2004 and designed to provide an incremental $8.5 million on an annualized basis to net income. SJG was also permitted recovery of regulatory assets contained in its petition and a reduction in its composite depreciation rate from 2.9% to 2.4%.

         Included in the base rate increase was a change to the sharing of pre-tax margins on interruptible and off-system sales and transportation. SJG now recovers through its base rates the $7.8 million that it had previously recovered through the sharing of pre-tax margins. As a result, the sharing of pre-tax margins now begins from dollar one, with SJG retaining 20%. Moreover, SJG now shares pre-tax margins from on-system capacity release sales, in addition to the interruptible and off-system sales and transportation. Effective July 1, 2006, the 20% retained by SJG will decrease to 15% of such margins.

      As part of the overall settlement effective July 8, 2004, SJG reduced rates in several rate clauses that were no longer needed by SJG to recover costs. SJG was either no longer incurring or had already recovered the specific costs that these clauses were designed to recover. Since revenues raised under these clauses were for cost recovery only and had no profit margin built in, their elimination has no impact on SJG's net income. However, SJG's customers' bills are estimated to decline by $38.9 million annually due to the elimination of these clauses, more than offsetting the base rate increase awarded.

                                     SJG-15

         Pending Audits - The BPU issued an order under which it will perform a competitive services audit and a management audit that includes a focused review of SJG's gas supply and purchasing practices. The audits, which commenced in October 2004, are mandated by statute to be conducted at predetermined intervals. Management does not currently anticipate the outcome of these audits to have a material effect on SJG's financial position, results of operations or liquidity.

         Appliance Service Business - On July 23, 2004, the BPU approved SJG's petition and related agreements to transfer its appliance service business from the regulated utility. In anticipation of this transfer, SJI had formed South Jersey Energy Service Plus, LLC (SJESP) to perform appliance repair services after BPU approval of the transfer. SJESP purchased certain assets and assumed certain liabilities required to perform such repair services from SJG for the net book value of $1.2 million on September 1, 2004. The agreements also called for SJESP to pay an additional $1.5 million to SJG. This $1.5 million was credited by SJG to customers through the Remediation Adjustment Clause (RAC) and had no earnings impact on SJG. Furthermore, the transfer has had no effect on the provision of safety-related or emergency-related services to the public since the transferred services include only non-safety related, competitive appliance services.

         Other Regulatory Matters - Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas commodity supplier. As of December 31, 2004, 87,645 of SJG's residential customers were purchasing their gas commodity from someone other than us. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in our revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect our net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that SJG still recovers cost of service, including deferred costs, through base rates.

         In December 2001, the BPU approved recovery of SJG's October 31, 2001 underrecovered gas cost balance of $48.9 million plus accrued interest since April 1, 2001 at a rate of 5.75%. The recovery of this balance was completed upon the settlement of SJG's base rate case in July 2004.

         In August 2002, SJG filed for a Societal Benefits Clause (SBC) rate increase. The SBC recovers costs related to BPU-mandated programs, including environmental remediation costs that are recovered through SJG's RAC; energy efficiency and renewable energy program costs that are recovered through SJG's New Jersey Clean Energy Programs; consumer education program costs; and low income program costs that are recovered through the Universal Service Fund. In August 2003, the BPU approved a $6.7 million increase to SJG's SBC, effective September 1, 2003. In September 2004, SJG filed for a $2.6 million reduction to its current SBC annual recovery level of $17.5 million.

         In September 2002, we filed for an $8.6 million rate increase to recover the cash related to a Temperature Adjustment Clause (TAC) deficiency resulting from warmer-than-normal weather for the 2001-2002 winter. As a result of the colder-than-normal 2002-2003 winter, the cumulative TAC deficiency decreased to $5.7 million. In August 2003, the BPU approved the recovery of the $5.7 million TAC deficiency, effective September 1, 2003. SJG has fully recovered the $5.7 million. In September 2004, we filed for a $1.2 million increase to recover the cash related to the TAC deficiency resulting from the 2003-2004 winter, which was warmer than normal.

         Also in September 2002, we filed with the BPU to maintain its current BGSS rate through October 2003. However, due to price increases in the wholesale market, in February 2003, SJG filed an amendment to the September 2002 filing. In April 2003, the BPU approved a $16.6 million increase to our annual gas costs recoveries.

         In March 2003, the BPU approved a statewide Universal Service Fund
(USF) program on a permanent basis. In June 2003, the BPU established a statewide program through which funds for the USF and Lifeline Credit and Tenants Assistance (Lifeline) Programs would be collected from customers of all electric and gas utilities in the state. The BPU ordered that utility rates be set to recover a total statewide USF budget of $33.0 million, and a total

                                     SJG-16

Lifeline budget of $72.0 million. Recovery rates for both programs were implemented in August 2003. In April 2004, SJG made its annual USF filing, along with the state's other electric and gas utilities, proposing a statewide USF budget of $105.5 million. The proposed statewide budget was updated to $113.0 million and filed with the BPU in May 2004. In June 2004, the BPU approved the statewide budget of $113.0 million and the increased rates were implemented effective July 1, 2004, resulting in a $3.9 million increase to our annual USF recoveries.

         In July 2003, SJG made its annual BGSS filing, as amended, with the BPU. Due to further price increases in the wholesale market, SJG filed for a $24.0 million increase to its annual gas cost revenues. In August 2003, the BPU approved our price increase on a provisional basis, subject to refund with interest, effective September 1, 2003. In October 2004, the provisional rate increase was made final with no refund required.

         In February 2004, SJG filed notice with the BPU to reduce its gas cost revenues by approximately $5.0 million, via a rate reduction, in addition to providing for a $20.8 million bill credit to customers. Both the rate reduction and bill credit were approved and implemented in March 2004.

         In June 2004, SJG made its annual BGSS filing with the BPU requesting a $4.9 million increase in gas cost recoveries. In October 2004, the requested increase was approved on a provisional basis.

         Filings and petitions described above are still pending unless otherwise indicated.

Environmental Remediation:

         We incurred and recorded costs for environmental clean up of 12 sites where SJG or its predecessors operated manufactured gas plants (MGP). SJG stopped manufacturing gas in the 1950s. We successfully entered into settlements with all of SJG's historic comprehensive general liability carriers regarding environmental remediation expenditures at former MGP sites. As part of these settlements, SJG purchased an insurance policy that caps its remediation expenditures at 11 of these sites. The insurance policy is in force until 2024 at 10 sites and until 2029 at one site.

         We believe that all costs incurred net of insurance recoveries relating to the MGP sites will be recovered through rates under SJG's Remediation Adjustment Clause (RAC). The RAC currently permits us to recover incurred costs in equal installments over 7-year periods with carrying costs. As of December 31, 2004, we have $5.3 million of remediation costs not yet recovered through rates.

         Other matters are discussed in Note 13 to the Financial Statements included as part of this report.

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

Customer Choice Legislation

         All residential natural gas customers in New Jersey can choose their gas supplier under the terms of the "Electric Discount and Energy Competition Act of 1999." As of December 31, 2004, 87,645 SJG residential customers chose a natural gas commodity supplier other than SJG. This number fell from 102,563 at

                                     SJG-17

December 31, 2003 as marketers were unable to offer natural gas at prices competitive with those available under regulated utility tariffs. Customers purchasing natural gas from providers other than SJG are charged for gas costs by the marketer, not SJG. The resulting decrease in SJG's revenues is offset by a corresponding decrease in SJG's gas costs. While customer choice can reduce utility revenues, it does not negatively affect our net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the Basic Gas Supply Service clause as well as other costs of service including deferred costs, through tariffs.

Results of Operations

Operating Revenues:

         Revenues decreased $27.6 million compared with prior year. The decrease was primarily due to lower Off-System Sales (OSS) revenues. OSS revenues decreased $25.3 million compared to 2003 as a direct result of lower sales volume and lower prices for natural gas in this market in 2004 compared with 2003. Additionally, weather was 5.8% warmer than last year resulting in lower utility sales. Offsetting these factors were the addition of 9,017 customers and a $5.7 million increase in recoveries for previously deferred costs under the New Jersey Clean Energy Program (See discussion under Operations Expense).

         Revenues increased $112.4 million in 2003 compared with 2002. This increase was primarily due to four factors. First, weather was 12.5% colder in 2003 than in 2002. Second, Off-System Sales revenues increased $60.8 million from 2002; this was a direct result of higher prices for natural gas sold in 2003 than in 2002. Third, we added 8,188 customers in 2003. Finally, the BPU approved two increases in SJG's Basic Gas Supply Service clause to address the recovery of the increasing prices of natural gas sold in 2003 and an increase in SJG's Societal Benefits Clause recoveries to fund State sponsored programs (See Regulatory Actions). Partially offsetting the effect of these factors was a 16.3% increase in the number of residential customers purchasing their gas from a source other than SJG. The decline in customers who purchased their natural gas from SJG directly impacted utility revenues. However, since gas costs are passed on directly to customers without any profit margin added by SJG, the increased customer usage of gas marketers did not impact SJG's profitability.

         As a result of SJG's Temperature Adjustment Clause (TAC), revenues from utility ratepayers are closely tied to 20-year normal temperatures calculated under the clause and not actual temperatures. While the clause significantly reduces fluctuations in revenues related to temperature, as a general rule, revenues continue to be positively impacted by colder weather and negatively impacted by warmer weather. Weather in 2004 was 5.8% warmer than in 2003, and 1.0% warmer than the 20-year TAC average. Weather in 2003 was 12.5% colder than 2002, and 5.1% colder for the year than the 20-year TAC average.

         Total gas throughput increased 6.3% to 132.8 billion cubic feet (Bcf) in 2004. The higher throughput was primarily due to a significant increase in capacity release activity during the year. While revenues from such activities are not as high as those including the actual sale of commodity, contributions to margins are still comparable. Total gas throughput increased 3.4% to 125.0 Bcf from 2002 to 2003. The higher throughput was primarily due to the addition of 8,188 customers and colder weather experienced in 2003

 Cost of Sales:

         SJG's cost of sales decreased $35.0 million in 2004 compared with 2003 due principally to a significant decrease in sales volumes, primarily in the Off-System Sales market. Unlike gas costs associated with Off-System Sales, changes in the unit cost of gas sold to utility ratepayers do not always directly affect cost of sales. We defer fluctuations in gas costs to rate payers not reflected in current rates to future periods under a BPU-approved Basic Gas Supply Service (BGSS) price structure. Primarily as a result of the impact of warmer weather, firm sales volume in the residential and commercial markets decreased by 6.0% for the year 2004 compared with last year.

                                     SJG-18

         Cost of Sales increased $98.6 million in 2003 compared with 2002 due principally to a significant increase in costs for both local distribution and Off-System Sales. SJG's gas cost during 2003 averaged $6.74 per decatherm (dt) compared with $4.46 per dt in 2002. Additionally, as described under Regulatory Actions, the BPU approved two increases to SJG's BGSS clause during 2003 resulting in higher cost of sales and related revenue.

         Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its sales customers. We do not anticipate any difficulty renewing or replacing expiring contracts under substantially similar terms and conditions.

Operating Expenses:

         A summary of principal changes in other operating expenses (in thousands):

                                  2004 vs. 2003               2003 vs. 2002
                                  -------------               -------------

Operations                         $   2,097                    $   7,213
Maintenance                               94                         (423)
Depreciation                            (615)                       1,313
Energy and Other Taxes                  (267)                       1,150

         Operations expense increased in 2004 primarily as a result of the BPU-approved increase in SJG's Societal Benefits Clause (SBC) in August 2003 (See Regulatory Actions). With this approval, recoveries and a corresponding charge to expense for previously deferred costs under SJG's New Jersey Clean Energy Programs (NJCEP) increased by $5.7 million for the year 2004 when compared with 2003. The BPU-approved SBC clause allows for full recovery of these deferred costs including carrying costs and, as a result, the increase in expense has no impact on SJG's net income. Our administrative and general (A&G) expenses also increased in 2004 compared with 2003 primarily as a result of deferred cost amortizations approved as part of the July 2004 rate case settlement. The resulting amortizations of approximately $0.5 million in 2004 were included in rate recovery from its customers and had no impact on net income. In addition, we incurred significant expense during the year to improve controls to ensure compliance with both SEC and New Jersey Board of Public Utility rules and regulations. Lower bad debt expense during 2004 significantly offset the previously noted increases for the year. A March 2004 BGSS refund improved our accounts receivable aging significantly in 2004. As a result, we benefited from lower uncollectible account write-offs during 2004. In addition, operating expenses related to the appliance service operations decreased $1.9 million as a result of the September 1, 2004 transfer of this function out of the utility (See Regulatory Actions).

         Utility Operations expense increased significantly in 2003 as a result of the BPU-approved increase in SJG's SBC in August 2003, as previously discussed. With this approval, recoveries and a corresponding charge to expense for previously deferred costs under the NJCEP increased by $1.8 million in 2003 when compared with 2002. In addition, A&G expenses increased in 2003 compared with 2002 primarily because of increasing health care and pension costs, higher insurance expense, higher stock compensation expense and bank fees. Health care and pension costs increased as the cost of providing such benefits continued to increase. Additionally, declines in long-term interest rates resulted in an unfavorable movement in actuarially determined benefit costs (See Note 11 to the Financial Statements). Insurance expense was reduced by $0.9 million in 2002 by lowering SJG's reserve for outstanding claims following a period of favorable settlements. SJG also incurred a higher annual expense for executive compensation awards (See Note 1 to the Financial Statements) and additional expense related to the establishment of committed bank facilities in 2003 (See Liquidity and Capital Resources). Finally, the SJG appliance service operations expense increased as its operations grew compared with the prior year.

         Maintenance expense decreased in 2003 compared with 2002 primarily due to lower levels of Remediation Adjustment Clause (RAC) amortization. RAC-related expenses do not affect earnings as we recognize an offsetting amount in revenues. Depreciation decreased due to lower depreciation rates approved by the

                                     SJG-19

BPU as part of our recent rate case settlement. The composite depreciation rate was reduced from 2.9% to 2.4% effective July 2004. Depreciation was higher in 2003 compared with 2002 due to SJG's increased investment in property, plant and equipment. The increase in Energy & Other Taxes relates primarily to increases in volumes of gas sold and transported by SJG as reflected under the caption, "Operating Revenues."

Other Income and Expense:

         Other income and expense was higher in 2004 compared with 2003 due to a pre-tax gain of $686,000 on SJG's post-retirement healthcare plan trust. The movement of plan assets to a new investment manager triggered the recognition of gains on investments.

Interest Charges:

         Interest charges decreased in both 2004 and 2003 compared with the prior year due primarily to the refunding of higher priced, fixed rate, long-term debt with lower cost debt. These refundings occurred primarily during 2003, with smaller portions occurring in 2004, and were accomplished with long-term, fixed rate debt issuances under our Medium Term Note program. We also benefited in 2004 from lower levels of short-term bank debt outstanding as compared with 2003. These benefits were partially offset by higher average short-term interest rates experienced on bank debt during 2004. Interest charges decreased in 2003 compared with 2002 due to lower interest rates incurred on short-term borrowings in 2003 and the refunding of high-rate, long-term debt described previously. We have incurred debt primarily to expand and upgrade SJG's gas transmission and distribution system, and to support seasonal working capital needs related to gas inventories and customer receivables.

Discontinued Operations:

         In 2001, we formally discontinued the merchandising segment of our operations, which consisted of retail sales of natural gas appliances. Losses in 2002 were the result of reevaluating the reserve for future cost necessary to complete the exit of this segment of operations and recognizing that additional future costs will be incurred.

Net Income Applicable to Common Stock:

         Net income increased $4.9 million, or 18.2%, to $31.5 million in 2004 as compared with $26.6 million in 2003. Net income in 2003 increased $3.4 million, or 14.7%, as compared with $23.2 million in 2002. Reasons for the increases in net income in 2004 and 2003 are discussed in detail above.

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

         We first seek to meet liquidity needs with net cash provided by operating activities. Net cash provided by operating activities totaled $76.9 million, $78.4 million and $71.4 million in 2004, 2003 and 2002, respectively. Net cash provided by operating activities varies from year to year primarily due to the impact of weather on customer demand and related gas purchases, inventory utilization and gas cost recoveries. We use short-term borrowings under lines of credit from commercial banks to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, we refinance short-term debt incurred to finance capital expenditures with long-term debt.

         Bank credit available to SJG totaled $176.0 million at December 31, 2004, of which $53.0 million was used. Those bank facilities consist of a $100.0 million, 3-year revolving credit facility that expires in August 2006 and $76.0

                                     SJG-20

million of uncommitted bank lines. The revolving credit was established in August 2003 with a syndicate of banks to enhance the liquidity position of SJG. The revolving credit facility contains certain financial covenants measured on a quarterly basis. SJG was in compliance with these covenants as of December 31, 2004. Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our future liquidity needs.

         SJG supplements its operating cash flow and credit lines with both debt and capital contributions from its parent, SJI. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. Under a $150.0 million MTN program established in December 2002, SJG issued $110.0 million of long-term debt in 2003. SJG issued the remaining $40.0 million of notes under the MTN program in August 2004 at an average interest rate of 5.66% and an average maturity of 17 years. We used the proceeds of all of the issues to refinance short-term debt outstanding to commercial banks and for the redemption of certain high interest bearing securities. During 2004, maturities of long-term debt totaled $6.8 million. In addition, SJG redeemed $15.0 million of its 7.7% MTN in July 2004. We anticipate establishing a new MTN program during the first half of 2005.

         SJI contributed $15.0 million, $20.0 million and $2.5 million of capital to SJG during 2004, 2003 and 2002, respectively. Contributions of capital are credited to Other Paid-in Capital and Premium on Common Stock.

         SJG's capital structure, excluding preferred stock which is immaterial, was as follows:

                                         As of December 31,
                                   2004                      2003
                                  -------------------------------

Common Equity                      48%                       43%
Long-Term Debt                     44%                       43%
Short-Term Debt                     8%                       14%
                                  -------------------------------

         Total                    100%                      100%
                                  ===============================

         SJG's long-term, senior secured debt is rated "A" and "Baa1" by Standard & Poor's and Moody's Investor Services, respectively. These ratings have not changed in the past five years.

Capital Expenditures, Commitments and Contingencies

Capital Expenditures:

         SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for 2004 amounted to $71.3 million. We estimate the net costs for 2005, 2006 and 2007 at approximately $67.1 million, $42.1 million and $43.8 million, respectively.

Commitments and Contingencies:

         SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of December 31, 2004 average $44.5 million annually and total $209.7 million over the contracts' lives. Approximately 30% of the financial commitment under these contracts expires during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

         The following table summarizes our contractual cash obligations and their applicable payment due dates (in thousands):

                                     SJG-21



                                                                   Up to        Years         Years     More than
         Contractual Obligations                        Total     1 Year         2 & 3        4 & 5       5 Years
         -----------------------                        -----     ------         -----        -----       -------

Long-Term Debt                                     $   287,281    $   5,273  $    10,543   $    1,500   $   269,965
Interest on Long-Term Debt                             247,872       17,628       33,926       32,842       163,476
Operating Leases                                           741          255          420           50            16
Construction Obligations                                 5,133        5,133            -            -             -
Commodity Supply
   Purchase Obligations                                209,673       42,331       78,870       63,431        25,041
Other  Purchase Obligations                              3,509        3,446           63            -             -
                                                   -----------  -----------  -----------  -----------   -----------

Total Contractual Cash Obligations                 $   754,209  $    74,066  $   123,822   $   97,823   $   458,498
                                                   ===========  ===========  ===========   ==========   ===========

          Expected environmental remediation costs are not included in the table above due to the subjective nature of such costs and time of anticipated payments. Our regulatory obligation to contribute $3.6 million annually to SJG's postretirement benefit plans, less costs incurred directly, is not included as the duration is indefinite. As a result, the total obligation cannot be calculated. SJG does not expect to make a pension contribution in 2005 and future contributions cannot be determined at this time (See Note 10 to the Financial Statements).

Off-Balance Sheet Arrangements:

         SJG has no off-balance sheet financing arrangements.

Pending Litigation:

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

Contract Modifications:

         On October 1, 2004, SJG and a large utility customer executed an agreement for the buy-out of the customer's long-term energy contract. This settlement contributed approximately $1.6 million to net income in the fourth quarter of 2004.

         On November 5, 2004, our largest bargaining unit voted to ratify a new, 4-year contract. The contract will cover the period from the expiration of the old contract on January 15, 2005 through January 14, 2009. Terms of the deal include wage increases ranging from 3% to 3.5% over the life of the contract, health care plan redesign, the establishment of caps on payments for post-retirement medical benefits, and the implementation of separate wage and benefit packages for new hires. With this agreement, all unionized personnel, which represent 62% of our workforce at December 31, 2004, are operating under agreements that run through at least January 2008.

Market Risks

Commodity Market Risks:

         SJG primarily transacts commodities on a physical basis. As part of its gas purchasing strategy, SJG occasionally uses financial derivative contracts to hedge against forward price risk. These contracts are recoverable through SJG's BGSS, subject to BPU approval. The fair value and maturity of these energy trading contracts determined under the mark-to-market method as of December 31, 2004 is as follows (in thousands):

                                     SJG-22


Assets                                                  Maturity     Maturity      Beyond
                            Source of Fair Value        < 1 Year    1 - 3 Years    3 Years      Total
                                                        --------    -----------    -------      -----
Prices Actively Quoted            NYMEX               $    1,204   $        -    $       -    $    1,204
Other External Sources            Basis                       68            -            -            68
                                                      --------------------------------------------------
Total                                                 $    1,272   $        -    $       -    $    1,272
                                                      ==================================================

Liabilities                                             Maturity     Maturity      Beyond
                           Source of Fair Value         < 1 Year    1 - 3 Years    3 Years      Total
                                                        --------    -----------    -------      -----

Prices Actively Quoted            NYMEX               $    1,411   $        -    $       -    $    1,411
Other External Sources            Basis                      389            -            -           389
                                                      --------------------------------------------------
Total                                                 $    1,800   $        -    $       -    $    1,800
                                                      ==================================================

      NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location.

      A reconciliation of SJG's estimated net fair value of energy-related derivatives, including energy trading and hedging contracts, follows (in thousands):

     Net Derivatives -- Energy Related Assets,
      January 1, 2004                                        $     1,810
     Contracts Settled During 2004, Net                           (2,857)
     Other Changes in Fair Value from Continuing
       and New Contracts, Net                                        519
                                                              -----------
     Net Derivatives -- Energy Related Liability,
      December 31, 2004                                      $      (528)
                                                             ============

Interest Rate Risk:

         Our exposure to interest rate risk relates primarily to short-term, variable rate borrowings. Our short-term, variable rate debt outstanding at December 31, 2004, was $53.0 million and averaged $36.2 million during 2004. The months where outstanding variable rate debt was at its highest and lowest points were January at $87.2 million and May at $-0-. A hypothetical 100 basis point (1%) increase in interest rates on our average variable rate debt outstanding would result in a $214,000 increase in our annual interest expense, net of tax. We chose the 100 basis point increase for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2004 - 115 b.p. increase; 2003 - 31 b.p. decrease; 2002 - 74 b.p. decrease; 2001 - 383 b.p. decrease; and 2000 - 83 b.p. increase. For December 2004, our average interest rate on variable rate debt was 2.89%.

         SJG primarily issues long-term debt at fixed rates and, consequently, interest expense on existing debt is not significantly impacted by changes in market interest rates. SJG redeemed, at par, $4.5 million of 8.6% debenture notes in February 2004 and $15.0 million of 7.7% Medium Term Notes in July 2004. In November 2004, SJG entered into a derivative transaction known as a "Treasury Lock" to hedge against the impact of possible interest rate increases on a $10.0 million, 30-year debt issuance planned for July 2005.

Ratio of Earnings to Fixed Charges

         The company's ratio of earnings to fixed charges for each of the periods indicated is as follows:
                       Year Ended December 31,
 -------------------------------------------------------------------------
 2004           2003             2002              2001             2000
 ----           ----             ----              ----             ----
 3.9x           3.3x             2.9x              2.6x             2.6x

                                     SJG-23

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


               Item 8. Financial Statements and Supplementary Data




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Shareholder and Board of Directors of South Jersey Gas Company:

We have audited the accompanying balance sheets of South Jersey Gas Company (the "Company") as of December 31, 2004 and 2003, and the related statements of income, changes in common equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of South Jersey Gas Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1, the accompanying 2003 balance sheet has been restated.



DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 2, 2005

                                     SJG-24

                            SOUTH JERSEY GAS COMPANY

                              STATEMENTS OF INCOME
--------------------------------------------------------------------------------
                                 (In Thousands)

                                                  Year Ended December 31,
                                           -------------------------------------
                                             2004           2003          2002
--------------------------------------------------------------------------------

Operating Revenues (Notes 1, 2 & 3)      $  508,827    $  536,442    $  424,027
                                        ------------  ------------  ------------

Operating Expenses:
    Cost of Sales (Note 1)                  340,860       375,815       277,199
    Operations                               56,238        54,141        46,928
    Maintenance                               5,772         5,678         6,101
    Depreciation (Note 1)                    23,048        23,663        22,350
    Energy and Other Taxes (Notes 1 & 6)     11,458        11,725        10,575
                                        ------------  ------------  ------------

       Total Operating Expenses             437,376       471,022       363,153
                                        ------------  ------------  ------------

Operating Income                             71,451        65,420        60,874

Other Income and Expense                        886           111           333

Interest Charges                             17,906        19,304        20,613
                                        ------------  ------------  ------------

Income Before Income Taxes                   54,431        46,227        40,594

Income Taxes (Notes 1, 5 & 6)                22,969        19,619        17,372
                                        ------------  ------------  ------------

Income from Continuing Operations            31,462        26,608        23,222

Loss from Discontinued
  Operations - Net (Note 12)                      -             -           (29)
                                        ------------  ------------  ------------

Net Income Applicable to Common Stock    $   31,462    $   26,608    $   23,193
                                        ============  ============  ============



The accompanying footnotes are an integral part of the financial statements.

                                     SJG-25

                            SOUTH JERSEY GAS COMPANY

                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                 (In Thousands)

                                                     Year Ended December 31,
                                                 -------------------------------
                                             2004           2003         2002
--------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net Income Applicable to Common Stock   $   31,462  $    26,608  $     23,193
  Adjustments to Reconcile Net Income
   to Cash Flows
    Provided by Operating Activities:
    Depreciation and Amortization             25,831       26,627        24,730
    Provision for Losses on
     Accounts Receivable                         816        3,084         3,664
    Revenues and Fuel Costs Deferred - Net    14,582       29,874         6,788
    Deferred and Noncurrent
     Income Taxes and Credits - Net           13,982        1,225        11,096
    Environmental Remediation Costs - Net     (2,634)       2,323         6,361
    Additional Pension Contributions          (8,028)      (5,200)      (15,851)
    Gas Plant Cost of Removal                 (1,107)        (925)       (1,147)
    Changes in:
      Accounts Receivable                      7,871        6,854       (20,569)
      Inventories                             (7,713)     (18,065)       18,670
      Other Prepayments and Current Assets      (311)       1,118          (636)
      Prepaid and Accrued Taxes - Net        (11,536)       4,888         3,518
      Accounts Payable and Other
       Accrued Liabilities                    12,435          515        11,977
      Other - Assets                             423          480        (1,390)
      Other - Liabilities                        811       (1,011)        1,009
                                          -----------  -----------  ------------
        Net Cash Provided by
         Operating Activities                 76,884       78,395        71,413
                                          -----------  -----------  ------------

Cash Flows from Investing Activities:
  Return of Investment in Affiliate                -        1,082             -
  Capital Expenditures                       (68,632)     (53,175)      (49,530)
  Purchase of Available-for-Sale
   Securities                                   (338)        (339)         (693)
  Proceeds from Sale of Appliance
   Service Operations                          2,668            -             -

                                          -----------  -----------  ------------
        Net Cash Used in Investing
         Activities                          (66,302)     (52,432)      (50,223)
                                          -----------  -----------  ------------

Cash Flows from Financing Activities:
  Net (Repayments of) Borrowing from
   Lines of Credit                           (34,200)     (66,700)       18,400
  Proceeds from Issuance of
   Long-Term Debt                             40,000      110,000             -
  Principal Repayments of Long-Term Debt     (21,773)     (86,740)      (30,268)
  Premium for Early Retirement of Debt             -       (1,048)         (617)
  Dividends on Common Stock                   (9,123)           -       (10,700)
  Payments for Issuance of Long-Term Debt       (386)      (1,845)         (201)
  Additional Investment by Shareholder        15,000       20,000         2,500
                                          ------------  ----------  ------------
        Net Cash Used in Financing
         Activities                          (10,482)     (26,333)      (20,886)
                                          ------------  ----------  ------------

Net Increase (Decrease) in Cash and
 Cash Equivalents                                100         (370)          304
Cash and Cash Equivalents at
 Beginning of Period                           3,210        3,580         3,276
                                          ------------  ----------  ------------

Cash and Cash Equivalents at
  End of Period                           $    3,310   $    3,210   $     3,580
                                          ===========  ==========   ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest (Net of Amounts Applicable to Gas Cost
      Overcollections and Amounts
       Capitalized)                       $   17,467  $    19,805   $    23,710
    Income Taxes (Net of Refunds)         $   14,594  $    14,060   $     4,779

The accompanying footnotes are an integral part of the financial statements.

                                     SJG-26

                            SOUTH JERSEY GAS COMPANY

                                 BALANCE SHEETS
--------------------------------------------------------------------------------
                                (In Thousands)
                                                               December 31,
                                                      --------------------------
                                                      2004              2003 (1)
--------------------------------------------------------------------------------
ASSETS

Property, Plant and Equipment: (Notes 1, 3 & 7)
  Utility Plant, at original cost                  $   957,287      $   894,654
  Accumulated Depreciation                            (224,506)        (209,831)
                                                  -------------    -------------

    Property, Plant and Equipment - Net                732,781          684,823
                                                  -------------    -------------
Investments:
  Available-for-Sale Securities (Note 1)                 5,296            4,497
                                                  -------------    -------------

Current Assets:
  Cash and Cash Equivalents (Notes 1 & 9)                3,310            3,210
  Accounts Receivable (Notes 1, 2 & 3)                  39,916           58,012
  Unbilled Revenues (Note 1)                            34,861           31,070
  Provision for Uncollectibles (Note 1)                 (2,871)          (3,263)
  Natural Gas in Storage, average cost                  65,691           59,432
  Prepaid Taxes                                          6,104            2,661
  Derivatives - Energy Related Assets (Note 1)           1,273            2,375
  Other Prepayments and Current Assets                   2,078            2,317
                                                  -------------    -------------

     Total Current Assets                              154,915          159,373
                                                  -------------    -------------


Regulatory Assets: (Note 1)
  Environmental Remediation Costs: (Notes 2 & 13)
     Expended - Net                                      5,281            4,147
     Liability for Future Expenditures                  51,046           50,983
  Gross Receipts and Franchise Taxes (Note 6)              924            1,367
  Income Taxes - Flowthrough Depreciation (Note 6)       6,641            7,619
  Deferred Postretirement Benefit Costs (Note 11)        3,024            3,402
  Societal Benefit Costs (Note 2)                        4,562            7,529
  Other Regulatory Assets                                1,157              732
                                                  ---------------  -------------
       Total Regulatory Assets                          72,635           75,779
                                                  ---------------  -------------

Other Noncurrent Assets:
  Unamortized Debt Discount and Expense (Note 7)         7,957            8,122
  Prepaid Pension    (Notes 1 & 11)                     24,812           18,206
  Accounts Receivable - Merchandise                      7,101            4,671
  Other                                                  2,089            1,066
                                                  ---------------  -------------

       Total Other Noncurrent Assets                    41,959           32,065
                                                  ---------------  -------------

         Total Assets                              $ 1,007,586      $   956,537
                                                  ===============  =============

(1)  Restated - See Note 1.


The accompanying footnotes are an integral part of the financial statements.

                                     SJG-27

                            SOUTH JERSEY GAS COMPANY

                                 BALANCE SHEETS
--------------------------------------------------------------------------------
                                 (In Thousands)
                                                           December 31,
                                                      --------------------------
                                                      2004              2003 (1)
--------------------------------------------------------------------------------

Capitalization and Liabilities

Common Equity: (Note 10)
  Common Stock, Par Value $2.50 per share:
    Authorized - 4,000,000 shares
    Outstanding - 2,339,139 shares                  $    5,848      $     5,848
  Other Paid-In Capital and Premium
   on Common Stock                                     170,317          155,317
  Accumulated Other Comprehensive
   (Loss) Income                                          (112)             279
  Retained Earnings                                    130,695          108,356
                                                  ---------------  -------------

        Total Common Equity                            306,748          269,800
                                                  ---------------  -------------

Preferred Stock: (Note 4)
  Redeemable Cumulative Preferred 8% Series  -
   Par Value $100 per share,
    Authorized 41,966 shares,
     Outstanding 16,904 shares                           1,690            1,690
                                                  --------------  --------------

Long-Term Debt  (Notes 7 & 8)                          282,008          263,781
                                                  --------------  --------------

        Total Capitalization                           590,446          535,271
                                                  --------------  --------------


Current Liabilities:
  Notes Payable (Note 9)                                53,000           87,200
  Current Maturities of Long-Term Debt
   (Note 7)                                              5,273            5,273
  Accounts Payable (Notes 1 & 3)                        59,026           50,554
  Derivatives - Energy Related Liabilities
   (Note 1)                                              1,800              565
  Derivatives - Other (Note 1)                             344                7
  Deferred Income Taxes - Net (Note 5)                   2,627            6,694
  Customer Deposits                                      8,846            7,957
  Environmental Remediation Costs (Note 13)             13,531            7,630
  Taxes Accrued (Note 5)                                 1,228            9,321
  Interest Accrued and Other
   Current Liabilities                                  12,386            9,414
                                                  ---------------  -------------

       Total Current Liabilities                       158,061          184,615
                                                  ---------------  -------------

Deferred Credits and Other Noncurrent Liabilities:
  Deferred Income Taxes - Net (Note 5)                 138,208          118,894
  Environmental Remediation Costs (Note 13)             37,515           43,353
  Regulatory Liabilities (Note 1)                       63,836           49,970
  Pension and Other Postretirement Benefits
   (Note 11)                                            11,039           11,336
  Investment Tax Credits (Note 6)                        3,129            3,471
  Other                                                  5,352            9,627
                                                  ---------------  -------------

        Total Deferred Credits and
         Other Noncurrent Liabilities                  259,079          236,651
                                                  ---------------  -------------

         Total Capitalization and Liabilities     $  1,007,586      $   956,537
                                                  ===============  =============



(1)  Restated - See Note 1.


The accompanying footnotes are an integral part of the financial statements.

                                     SJG-28

                            SOUTH JERSEY GAS COMPANY

     STATEMENTS OF CHANGES IN COMMON EQUITY AND COMPREHENSIVE INCOME
-----------------------------------------------------------------------------------------------------------------------------------
                                 (In Thousands)


                                                                     Other Paid-in        Accumulated
                                                                       Capital &             Other
                                                      Common          Premium on        Comprehensive       Retained
                                                       Stock         Common Stock       (Loss) Income       Earnings        Total
----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                           5,848              132,817             (1,939)         69,255      205,981
Net Income Applicable to Common Stock                                                                         23,193       23,193
Other Comprehensive Loss, Net of Tax:*
   Minimum Pension Liability Adjustment                                                       (6,517)                      (6,517)
   Unrealized Loss on Equity Investments                                                        (149)                        (149)
   Unrealized Loss on Derivatives                                                                (84)                         (84)
                                                                                                                       -----------
Comprehensive Income                                                                                                       16,443
Additional Investment by Shareholder                                        2,500                                           2,500
Cash Dividends Declared - Common Stock                                                                       (10,700)     (10,700)
----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002                           5,848              135,317             (8,689)         81,748      214,224
Net Income Applicable to Common Stock                                                                         26,608       26,608
Other Comprehensive Income, Net of Tax:*
   Minimum Pension Liability Adjustment                                                        8,456                        8,456
   Unrealized Gain on Equity Investments                                                         432                          432
   Unrealized Gain on Derivatives                                                                 80                           80
                                                                                                                     -------------
Comprehensive Income                                                                                                       35,576
Additional Investment by Shareholder                                       20,000                                          20,000
Cash Dividends Declared - Common Stock                                                                             -            -
----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2003                           5,848              155,317                279         108,356      269,800
Net Income Applicable to Common Stock                                                                         31,462       31,462
Other Comprehensive Income, Net of Tax:*
   Unrealized Loss on Equity Investments                                                        (192)                        (192)
   Unrealized Loss on Derivatives                                                               (199)                        (199)
                                                                                                                        ----------
Comprehensive Income                                                                                                       31,071
Additional Investment by Shareholder                                       15,000                                          15,000
Cash Dividends Declared - Common Stock                                                                        (9,123)      (9,123)
----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2004                         $ 5,848            $ 170,317             $ (112)      $ 130,695    $ 306,748
----------------------------------------------------------------------------------------------------------------------------------

Disclosure of Accumulated Other Comprehensive (Loss) Income Balances*
(In Thousands)
                                                                      Minimum        Unrealized                        Accumulated
                                                                      Pension        (Loss) Gain     Unrealized Gain       Other
                                                                     Liability       on Equity        (Loss) on       Comprehensive
                                                                    Adjustment       Investments      Derivatives     (Loss) Income

------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                                          $ (1,939)        $       -         $     -      $  (1,939)
   Changes During Year                                                  (6,517)             (149)            (84)        (6,750)
                                                               ------------------------------------------------------------------
Balance at December 31, 2002                                            (8,456)             (149)            (84)        (8,689)
   Changes During Year                                                   8,456               432              80          8,968
                                                               ------------------------------------------------------------------
Balance at December 31, 2003                                                 -               283              (4)           279
   Changes During Year                                                       -              (192)           (199)          (391)
                                                               ------------------------------------------------------------------
Balance at December 31, 2004                                          $      -         $      91        $   (203)     $    (112)

*Determined using a combined statutory tax rate of 40.85%.

                                     SJG-29

                            SOUTH JERSEY GAS COMPANY
                          NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                  The Entity - South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of South Jersey Gas Company (SJG).

                  Restatements - Subsequent to the issuance of the December 31, 2003 balance sheet, SJG determined that it had certain misclassifications, improper netting and omissions from last year's balance sheet. The restatements to the December 31, 2003 balance sheet as presented were required to correct the misclassification of prepaid pension assets; the improper netting of certain accounts receivables and accounts payables to third-party gas marketers (See Note 3); and the omission of gas supply derivative contracts that are subject to regulatory recovery.

                  A summary of the restatements of the December 31, 2003 balance sheet is presented in the table below:

                                                          Thousands of Dollars
                                                  As Previously        As
                                                    Recorded         Restated

Current Assets:
     Accounts Receivable                           $  48,412        $  58,012
     Prepaid Pension                                  18,206               --
     Derivatives - Energy Related Assets                  --            2,375

Regulatory Assets:
     Deferred Fuel Costs - Net                         1,720               --

Other Noncurrent Assets:
     Prepaid Pension                                      --           18,206

Current Liabilities:
     Accounts Payable                                 40,954           50,554
     Derivatives - Energy Related Liabilities             --              565

Deferred Credits and Other Noncurrent Liabilities:
     Regulatory Liabilities                           49,880           49,970

                  The restatements had no impact on common equity or the statements of income. Furthermore, there was no impact on net cash flows provided by operating activities for the years ended December 31, 2003 and 2002.

                  Equity Investments - We classify equity investments purchased as long-term investments as Available-for-Sale Securities on our balance sheets and carry them at their fair value with any unrealized gains or losses included in Accumulated Other Comprehensive Income.

                  Estimates and Assumptions - We prepare our financial statements to conform with generally accepted accounting principles. Management makes estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Therefore, actual results could differ from those estimates. Significant estimates include amounts related to regulatory accounting, energy derivatives, environmental remediation costs, pension and other postretirement benefit costs, and revenue recognition.

                                     SJG-30

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

                  Operating Revenues - We bill customers monthly for gas deliveries. For retail customers not billed at the end of each month, we record an estimate to recognize unbilled revenues from the date of the last meter reading to the end of the month. We deferred and recognized revenues related to our appliance service contracts seasonally over the full 12-month term of the contract prior to transferring that business to South Jersey Energy Service Plus (SJESP). SJESP is an affiliate by common ownership.

                  The BPU allows us to recover gas costs through the Basic Gas Supply Service (BGSS) clause. We collect these costs on a forecasted basis upon BPU order. SJG defers over/under-recoveries of gas costs and includes them in the following year's BGSS or other similar recovery mechanism. We pay interest on overcollected BGSS balances at the rate of return on rate base utilized by the BPU to set rates in its last base rate proceeding (See Note 2).

                  Our tariff also includes a Temperature Adjustment Clause
         (TAC), a Remediation Adjustment Clause (RAC), a New Jersey Clean Energy Program (NJCEP) and a Universal Service Fund (USF) program. Our TAC reduces the impact of temperature fluctuations on the Company and our customers. The RAC recovers environmental remediation costs of former gas manufacturing plants and the NJCEP recovers costs associated with our energy efficiency and renewable energy programs. The USF is a statewide customer assistance program that utilizes utilities as a collection agent. TAC adjustments affect revenue, income and cash flows since colder-than-normal weather can generate credits to customers, while warmer-than-normal weather can result in additional billings. RAC adjustments do not directly affect earnings because we defer and recover these costs through rates over 7-year amortization periods (See Notes 2 & 13). NJCEP and USF adjustments are also deferred and do not affect earnings, as related costs and customer credits are recovered through rates on an ongoing basis (See Note 2).

                  Accounts Receivable and Provision for Uncollectible Accounts - Accounts receivable are carried at the amount owed by customers. A provision for uncollectible accounts has been established based on our collection experience and an assessment of the collectibility of specific accounts.

                  Property, Plant & Equipment - For regulatory purposes, utility plant is stated at original cost, which may be different than SJG's cost if the assets were acquired from another regulated entity. The cost of adding, replacing and renewing property is charged to the appropriate plant account. The Utility Plant balances as of December 31, 2004 and 2003 were comprised of the following:

                                                    Thousands of Dollars
                                                    2004            2003
                                                   ------          ------
         Utility Plant:
         Production Plant                      $        302      $       302
         Storage Plant                               11,049           11,013
         Transmission Plant                         113,691          105,173
         Distribution Plant                         784,267          741,441
         General Plant                               33,775           30,977
         Intangible Plant                             1,855            1,856
                                                ----------------------------

         Utility Plant in Service                   944,939          890,762
         Construction Work in Progress               12,348            3,892
                                                ----------------------------
              Total Utility Plant              $    957,287      $   894,654
                                               ==============================

                                     SJG-31

                  Depreciation - We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.9% in both 2003 and 2002. As a result of our recent rate case settlement, our composite depreciation rate was reduced from 2.9% to 2.4%, effective July 8, 2004 (See Note 2). Except for extraordinary retirements, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage (See Asset Retirement Costs).

                  Capitalized Interest - SJG capitalizes interest on construction at the rate of return on rate base utilized by the BPU to set rates in the last base rate proceeding (See Note 2). SJG capitalized interest of $0.7 million in 2004, $0.6 million in 2003 and $0.4 million in 2002 which are included in Utility Plant on the balance sheets. All capitalized interest is reflected on the statements of income as a reduction of Interest Charges.

                  Impairment of Long-Lived Assets - We review the carrying amount of an asset for possible impairment whenever events or changes in circumstances indicate that such amount may not be recoverable. For the years ended 2004, 2003 and 2002, no significant circumstances were identified.

                  Derivative Instruments - SJG accounts for derivative instruments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement establishes accounting and reporting standards for derivative instruments, including those embedded in other contracts, and for hedging activities. It requires that all derivatives, whether designated as hedging relationships or not, must be recorded on the balance sheet at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. If the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. If the derivative is designated as a cash flow hedge, we record the effective portion of changes in the fair value of the derivative in Accumulated Other Comprehensive Income (Loss) and recognize it in the income statement when the hedged item affects earnings. We recognize ineffective portions of changes in the fair value of cash flow hedges in earnings. We currently have no fair value hedges.

                  As part of its gas purchasing strategy, SJG occasionally uses financial contracts to hedge against forward price risk. The costs of these short-term contracts are recoverable through our BGSS, subject to BPU approval. As of December 31, 2004 and 2003, SJG has $0.5 million and $(1.8) million of cost (cost reductions), respectively, included in its BGSS related to these contracts (See Caption Regulatory Assets & Regulatory Liabilities).

                  The vast majority of our contracts related to physical transactions that qualify as derivatives. Management believes, however, based on its interpretation of guidance issued, that as these derivative contracts relate to the purchase and sale of natural gas, they qualify for the normal purchase and sale exception. Therefore, we are not required to mark these contracts to market.

                  In May 2003, we entered into an interest rate swap contract that effectively fixed the interest rate at 2.24% through May 20, 2004 on $20.0 million of our debt outstanding under bank lines.

                  In November 2004, we entered into a derivative transaction known as a "Treasury Lock" to hedge against the impact of possible interest rate increases on a $10.0 million, 30-year debt issuance planned for July 2005.

                  We enter into interest rate derivative agreements to hedge the exposure to increasing rates with respect to our variable rate debt. The differential to be paid or received as a result of these agreements

                                     SJG-32

         is accrued as interest rates change and is recognized as an adjustment to interest expense. Interest rate derivatives are accounted for as cash flow hedges. As of December 31, 2004 and 2003, the market value of these contracts was $(344,000) and $(7,000), respectively, which represents the amount we would have to pay the counterparty to terminate the contracts as of those dates. We included these balances on the balance sheets under the caption Derivatives - Other. As of December 31, 2004 and 2003, we calculated the derivatives to be highly effective; therefore, we recorded the change in fair value of the contracts, net of taxes, in Accumulated Other Comprehensive Income
         (Loss).

                  We determined the fair value of interest rate derivative agreements using quotations from independent parties.

                  Asset Retirement Costs - In January 2003, SJG adopted FASB Statement No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting and reporting standards for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We have certain easements and right-of-way agreements that qualify as legal obligations under Statement No. 143. However, it is our intent to maintain these agreements in perpetuity; therefore, no change in our current accounting practices is required related to these agreements.

                  SJG recovers certain asset retirement costs through rates charged to customers. As of December 31, 2004 and 2003, we had accrued amounts in excess of actual removal costs incurred totaling $47.3 and $45.2 million, respectively, which in accordance with Statement No. 143, are recorded as Regulatory Liabilities on the balance sheets. The adoption of this statement did not materially affect our financial condition or results of operations.

                  Stock Compensation - Officers of SJG participate in the Stock Option, Stock Appreciation Rights and Restricted Stock Awards Plan of SJI. Under the SJI plan, no more than 306,000 shares of SJI common stock in the aggregate may be issued to officers of SJI and SJG, or other key employees. No options or stock appreciation rights may be granted under the plan after November 22, 2006. No options were granted or outstanding during the three years ended December 31, 2004, 2003 and 2002. No stock appreciation rights have been issued under the plan. In 2004, 2003 and 2003, SJI granted 21,899, 30,810 and 26,034 restricted shares, respectively. Of these amounts, 14,601, 24,296 and 21,083 restricted shares were issued to SJG officers in 2004, 2003 and 2002, respectively. These restricted shares vest over a 3-year period and are subject to SJI achieving certain performance targets. SJG's annual expense associated with these awards was approximately $1.3 million, $0.8 million and $0.4 million in 2004, 2003 and 2002, respectively.

                   Prior to 2003, SJI valued stock options to employees using the intrinsic value method. Effective in 2003, SJI adopted the policy of accounting for this compensation using the fair value based method on a prospective basis.

                  New Accounting Pronouncements - In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which was effective for SJG's 2002 annual financial statements. As previously discussed, SJG participates in the stock compensation plans of SJI. Effective in 2003, SJI adopted the policy of accounting for this compensation using the fair value based method on a prospective basis. This method calls for expensing the estimated fair value of a stock option. The provisions of this statement currently have no impact on either SJG's or SJI's financial statements. In addition, the FASB issued Statement No. 123(R), "Share-Based Payment," in December 2004. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. While this statement is not effective until reporting periods beginning after June 15, 2005, management has completed its assessment of Statement No. 123(R) and has determined that it does not have any impact on either SJG's or SJI's accounting for share-based payments.

                                     SJG-33

                  In December 2003, the FASB revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This interpretation provides guidance on the identification and consolidation of variable interest entities (VIEs), whereby consolidation is achieved through means other than through control. We have completed our assessment of FIN 46R and have determined that we do not have any interest in VIEs.

                  Also in December 2003, the FASB revised Statement No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pension and other post-retirement benefit plans, including new interim reporting requirements. We have adopted and complied with new disclosure requirements.

                  In November 2004, the FASB issued Statement No. 151, "Inventory Costs." This statement requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be charged to income as a current period expense rather than capitalized as inventory costs. The effective date of this statement is January 1, 2006; however, it is not expected to have any impact on SJG based on its current lines of business.

                  In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29, Accounting for Nonmonetary Transactions." This statement redefines the types of nonmonetary exchanges that require fair value measurement. Statement No. 153 is effective for nonmonetary transactions entered into on and after July 1, 2005. Management is currently evaluating the effect of this standard, but it does not anticipate the adoption of this statement to have a material effect on our consolidated financial statements.

                  Income Taxes - Deferred income taxes are provided for all significant temporary differences between book and taxable basis of assets and liabilities (See Notes 5 & 6).

                  Regulatory Assets & Regulatory Liabilities - All significant regulatory assets are separately identified on the balance sheets under the caption Regulatory Assets. Each item that is separately identified is being recovered through utility rate charges. SJG is currently permitted to recover interest on its Environmental Remediation and Societal Benefit costs while the other assets are being recovered without a return on investments over the following periods (See Note
         2):
                                                             Years Remaining
              Regulatory Asset                           As of December 31, 2004
              ----------------                           -----------------------

    Environmental Remediation Costs:
    (Notes 2 & 13)
      Expended - Net                                             Various
      Liability for Future Expenditures                      Not Applicable
    Gross Receipts and Franchise Taxes (Note 6)                     2
    Income Taxes - Flowthrough Depreciation (Note 6)                7
    Deferred Postretirement Benefit Costs (Note 11)                 8
    Societal Benefit Costs (Note 2)                              Various

                  Most of the assets reflected under the caption Other Regulatory Assets are currently being recovered from ratepayers as approved by the BPU (See Note 2). Management believes that all deferred costs are probable of recovery from ratepayers through future utility rates.
                  Regulatory Liabilities at December 31, 2004 and 2003 consisted of the following items:

                                     SJG-34

                                                      Thousands of Dollars
                                                     2004              2003
                                                   --------      ------------

         Deferred Gas Revenues - Net (Note 2)      $    12,334    $        90
         Excess Plant Removal Costs                     47,345         45,241
         Overcollected State Taxes                       3,871          4,353
         Other                                             286            286
                                                   --------------------------

              Total Regulatory Liabilities         $    63,836    $    49,970
                                                   ==========================

                  Deferred Gas Revenues - Net represent SJG's net overcollected gas costs and are monitored through SJG's BGSS mechanism. As of December 31, 2003, we carried an offsetting underrecovery of gas costs in the amount of $16.1 million representing the remaining balance of a $38.9 million underrecovery originating in 2001. This 2001 underrecovery was collected from customers over a 3-year period. The remaining balance was collected during 2004 (See previous discussion of Revenues and Note 9).

                  Derivatives used to hedge our natural gas purchases are recoverable through its BGSS, subject to BPU approval. The offset to the change in fair value of these contracts is recorded as a Regulatory Asset or Regulatory Liability accordingly.

                  Excess Plant Removal Costs represent amounts accrued in excess of actual utility plant removal costs incurred to date (See Asset Retirement Costs). All other amounts are subject to being returned to ratepayers in future rate proceedings.

                  Cash and Cash Equivalents - For purposes of reporting cash flows, highly liquid investments with original maturities of three months or less are considered cash equivalents.

                  Reclassifications - SJG reclassified some previously reported amounts to conform with current year classifications. Such reclassifications include the move of $8.4 million and $6.8 million of certain operating expenses previously included in Revenue to Cost of Sales and Operations Expense for 2003 and 2002, respectively. These amounts are considered immaterial to the overall presentation of SJG's financial statements.

2. REGULATORY ACTIONS:

                  Base Rates - In January 1997, the BPU granted SJG rate relief, which was predicated in part upon a 9.62% rate of return on rate base that included an 11.25% return on common equity. This rate relief provided for cost-of-service recovery, including deferred costs, through base rates. Additionally, our threshold for sharing pre-tax margins generated by interruptible and off-system sales and transportation had increased. As a result of this case, SJG kept 100% of pre-tax margins up to the threshold level of $7.8 million. The next $750,000 was credited to customers through the Basic Gas Supply Service
         (BGSS) clause. Thereafter, SJG kept 20% of the pre-tax margins as it had historically.

                  On July 7, 2004, the BPU granted SJG a base rate increase of $20.0 million, which was predicated in part upon a 7.97% rate of return on rate base that included a 10.0% return on common equity. The increase was effective July 8, 2004 and designed to provide an incremental $8.5 million on an annualized basis to net income. SJG was also permitted recovery of regulatory assets contained in its petition and a reduction in its composite depreciation rate from 2.9% to 2.4%.

                  Included in the base rate increase was a change to the sharing of pre-tax margins on interruptible and off-system sales and transportation. SJG now recovers through its base rates $7.8 million that it had previously recovered through the sharing of pre-tax margins. As a result, the sharing of pre-tax margins now begins from dollar one, with SJG retaining 20%. Moreover, SJG now shares pre-tax

                                     SJG-35

         margins from on-system capacity release sales, in addition to the interruptible and off-system sales and transportation. Effective July 1, 2006, the 20% retained by SJG will decrease to 15% of such margins.

                  As part of the overall settlement effective July 8, 2004, SJG reduced rates in several rate clauses that were no longer needed by SJG to recover costs. SJG was either no longer incurring or had already recovered the specific costs that these clauses were designed to recover. Since revenues raised under these clauses were for cost recovery only and had no profit margin built in, their elimination has no impact on SJG's net income. However, SJG's customers' bills are estimated to decline by $38.9 million annually due to the elimination of these clauses, more than offsetting the base rate increase awarded.

                  Pending Audits - The BPU issued an order under which it will perform a competitive services audit and a management audit that includes a focused review of SJG's gas supply and purchasing practices. The audits, which commenced in October 2004, are mandated by statute to be conducted at predetermined intervals. Management does not currently anticipate the outcome of these audits to have a material effect on SJG's financial position, results of operations or liquidity.

                  Appliance Service Business - On July 23, 2004, the BPU approved SJG's petition and related agreements to transfer its appliance service business from the regulated utility. In anticipation of this transfer, SJI had formed South Jersey Energy Service Plus, LLC (SJESP) to perform appliance repair services after BPU approval of the transfer. SJESP purchased certain assets and assumed certain liabilities required to perform such repair services from SJG for the net book value of $1.2 million on September 1, 2004. The agreements also called for SJESP to pay an additional $1.5 million to SJG. This $1.5 million was credited by SJG to customers through the Remediation Adjustment Clause (RAC) and had no earnings impact on SJG. The transfer has no effect on the provision of safety-related or emergency-related services to the public since the transferred services include only non-safety related, competitive appliance services.

                  Other Regulatory Matters - Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas commodity supplier. As of December 31, 2004, 87,645 of SJG's residential customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that SJG still recovers cost of service, including deferred costs, through base rates.

                  In December 2001, the BPU approved recovery of SJG's October 31, 2001 underrecovered gas cost balance of $48.9 million plus accrued interest since April 1, 2001 at a rate of 5.75%. The recovery of this balance was completed upon the settlement of SJG's base rate case in July 2004.

                  In August 2002, SJG filed for a Societal Benefits Clause (SBC) rate increase. The SBC recovers costs related to BPU-mandated programs, including environmental remediation costs that are recovered through SJG's RAC; energy efficiency and renewable energy program costs that are recovered through SJG's New Jersey Clean Energy Programs; consumer education program costs; and low income program costs that are recovered through the Universal Service Fund. In August 2003, the BPU approved a $6.7 million increase to SJG's SBC, effective September 1, 2003. In September 2004, SJG filed for a $2.6 million reduction to its current SBC annual recovery level of $17.5 million.

                  In September 2002, SJG filed for an $8.6 million rate increase to recover the cash related to a Temperature Adjustment Clause (TAC)

                                     SJG-36

         deficiency resulting from warmer-than-normal weather for the 2001-2002 winter. As a result of the colder-than-normal 2002-2003 winter, the cumulative TAC deficiency decreased to $5.7 million. In August 2003, the BPU approved the recovery of the $5.7 million TAC deficiency, effective September 1, 2003. SJG has fully recovered the $5.7 million. In September 2004, SJG filed for a $1.2 million increase to recover the cash related to the TAC deficiency resulting from the 2003-2004 winter, which was warmer than normal.

                  Also, in September 2002, SJG filed with the BPU to maintain its current BGSS rate through October 2003. However, due to price increases in the wholesale market, in February 2003, SJG filed an amendment to the September 2002 filing. In April 2003, the BPU approved a $16.6 million increase to SJG's annual gas costs recoveries.

                  In March 2003, the BPU approved a statewide Universal Service Fund (USF) program on a permanent basis. In June 2003, the BPU established a statewide program through which funds for the USF and Lifeline Credit and Tenants Assistance (Lifeline) Programs would be collected from customers of all electric and gas utilities in the state. The BPU ordered that utility rates be set to recover a total statewide USF budget of $33.0 million, and a total Lifeline budget of $72.0 million. Recovery rates for both programs were implemented on August 1, 2003. In April 2004, SJG made its annual USF filing, along with the state's other electric and gas utilities, proposing a statewide USF budget of $105.5 million. The proposed statewide budget was updated to $113.0 million and filed with the BPU in May 2004. In June 2004, the BPU approved the statewide budget of $113.0 million and the increased rates were implemented effective July 1, 2004, resulting in a $3.9 million increase to SJG's annual USF recoveries.

                  In July 2003, SJG made its annual BGSS filing, as amended, with the BPU. Due to further price increases in the wholesale market, SJG filed for a $24.0 million increase to their annual gas cost revenues. In August 2003, the BPU approved SJG's price increase on a provisional basis, subject to refund with interest, effective September 1, 2003. In October 2004, the provisional rate increase was made final with no refund required.

                  In February 2004, SJG filed notice with the BPU to reduce its gas cost revenues by approximately $5.0 million, via a rate reduction, in addition to providing for a $20.8 million bill credit to customers. Both the rate reduction and bill credit were approved and implemented in March 2004.

                  In June 2004, SJG made its annual BGSS filing with the BPU requesting a $4.9 million increase in gas cost recoveries. In October 2004, the requested increase was approved on a provisional basis.

                  Filings and petitions described above are still pending unless otherwise indicated.

3.       RELATED PARTY TRANSACTIONS:

                  SJG sells natural gas for resale to South Jersey Energy Company (SJE) and South Jersey Resources Group, LLC (SJRG), SJI's wholly owned subsidiaries. These sales comply with Section 284.402 of the Regulations of the Federal Energy Regulatory Commission (FERC). Sales to SJE were approximately $7.6 million, $25.9 million, and $14.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The amounts due from SJE relating to these sales were $ -0- and $0.8 million at December 31, 2004 and 2003, respectively. Sales to SJRG were approximately $5.1 million, $12.8 million and $17.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The amounts due from SJRG relating to these sales were $0.6 million and $ -0- at December 31, 2004 and 2003, respectively.

                  We also meet some of our gas purchasing requirements by purchasing natural gas for resale from SJRG. Such purchases were approximately $22.1 million, $20.5 million and $11.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. Additionally, we purchased gas storage services from SJRG totaling

                                     SJG-37

         approximately $ -0-, $0.2 million and $0.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. There were no amounts due to SJRG relating to gas purchases and storage services at December 31, 2004 or 2003.

                  SJG also provides transportation services to Marina Energy, LLC, an affiliate by common ownership. Sales for these services were $171,200 and $71,000 for the years ended December 31, 2004 and 2003. The amount due relating to such services was $18,000 and $48,000 at December 31, 2004 and 2003, respectively.

                  SJG provides billing services for third-party energy marketers supplying natural gas to customers within SJG's territory. For commercial and industrial customers, SJG provides this service for a fixed fee per customer. For residential customers, SJG purchases the accounts receivable at book value from the marketer and assumes all risk associated with the collection of such amounts. The fee paid by third-party energy marketers for the purchase of the residential accounts receivables includes a factor for potential uncollectible accounts. The largest marketer in SJG's territory is SJE. Fees charged for the billing service and the purchase of SJE's customer accounts receivable totaled $0.5 million, $0.3 million and $0.1 million for the years ended 2004, 2003 and 2002, respectively. The amounts due to SJE for account collections and the purchase of the residential accounts receivables were $6.5 million and $8.2 million at December 31, 2004 and 2003, respectively.

                  SJG also provides billing services for South Jersey Energy Service Plus, LLC (SJESP), an affiliate by common ownership, and receives a fee for the provision of this service. Since the transfer of SJG's appliance service operations on September 1, 2004 (See Note 2), fees for providing such services totaled $22,800 for the four months ended December 31, 2004. The amount due to SJESP relating to these collections was $1.8 million at December 31, 2004.

                  SJI and Conectiv Solution, LLC formed Millennium Account Services, LLC (Millennium) to provide meter reading services in southern New Jersey. SJG uses the services of Millennium to read utility customers' meters on a monthly basis for a fee. The fees incurred by SJG related to such services were approximately $2.4 million in each of the three years ended December 31, 2004, 2003, and 2002. The amounts due to Millennium for meter reading services were $0.4 million and $0.2 million at December 31, 2004 and 2003, respectively.

4. PREFERRED STOCK:

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

5. INCOME TAXES:

                  SJG is included in the consolidated Federal income tax return filed by SJI. The actual taxes, including credits, are allocated by SJI to its subsidiaries, generally on a separate return basis. Total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory Federal Income Tax rate to pre-tax income for the following reasons:

                                                    Thousands of Dollars

                                             2004        2003         2002
                                           ------------------------------------

Tax at Statutory Rate                     $   19,051    $   16,319    $  14,208
Increase (Decrease) Resulting from:
     State Income Taxes                        3,738         3,137        2,847
     Amortization of Investment
         Tax Credit (Note 6)                    (342)         (347)        (347)
     Amortization of Flowthrough
         Depreciation (Note 6)                   664           664          664

                                     SJG-38

     Other - Net                                (142)         (154)           -
                                          --------------------------------------

Income Taxes:
     Continuing Operations                    22,969        19,619       17,372
     Discontinued Operations                       -             -          (21)
                                          --------------------------------------

Net Income Taxes                          $   22,969   $    19,619   $   17,351
                                          ======================================

     The provision for Income Taxes is comprised of the following:

                                                   Thousands of Dollars

                                             2004          2003           2002
                                          -------------------------------------

Current:
     Federal                              $    4,078   $    12,143   $    3,152
     State                                     4,632         6,251        3,124
                                          --------------------------------------

         Total Current                         8,710        18,394        6,276
                                          --------------------------------------

Deferred:
     Federal:
         Excess of Tax Depreciation
          Over Book Depreciation - Net        14,781        10,752        9,609
         Deferred Fuel Costs - Net            (3,548)      (10,446)      (3,728)
         Environmental Costs - Net               826          (184)      (1,494)
         Alternative Minimum Tax                   -         1,332          (66)
         Prepaid Pension                       2,515         1,496        5,343
         Deferred Regulatory Costs              (883)          750        1,543
         Other - Net                            (209)         (703)      (1,021)
     State                                     1,119        (1,425)       1,257
                                          --------------------------------------

         Total Deferred                       14,601         1,572       11,443

Investment Tax Credit                           (342)         (347)        (347)
                                          --------------------------------------
Income Taxes:
     Continuing Operations                    22,969        19,619       17,372
     Discontinued Operations                       -             -          (21)
                                          --------------------------------------

Net Income Taxes                          $   22,969   $    19,619   $   17,351
                                          ======================================

                  The net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in the following deferred tax liabilities at December 31:

                                                      Thousands of Dollars

                                                       2004           2003
                                                     -------------------------
Current:
     Deferred Fuel Costs - Net                     $     2,774    $     7,236
     Other                                                (147)          (542)
                                                   ---------------------------

         Current Deferred Tax Liability - Net            2,627          6,694
                                                   ---------------------------

Noncurrent:
     Book Versus Tax Basis of Property                 124,630        110,994
     Prepaid Pension                                    11,570          7,138
     Environmental                                       2,680          1,642
     Deferred Regulatory Costs                           3,241          4,687
     Deferred State Tax                                 (2,711)        (2,146)
     Investment Tax Credit Basis Gross-Up               (1,612)        (1,891)

                                     SJG-39

     Other                                                 410         (1,530)
                                                   ---------------------------
         Noncurrent Deferred Tax Liability - Net       138,208        118,894
                                                   ---------------------------

                                                   $   140,835    $   125,588
                                                   ===========================

                  As of December 31, 2004 and 2003, income taxes (due from) due to SJI were approximately $(0.2) million and $2.8 million, respectively.

6. FEDERAL AND OTHER REGULATORY TAX ASSETS AND DEFERRED CREDITS:

                  The primary asset created by adopting FASB Statement No. 109, "Accounting for Income Taxes," was Income Taxes - Flowthrough Depreciation in the amount of $17.6 million as of January 1, 1993. This amount represented excess tax depreciation over book depreciation on utility plant because of temporary differences for which, prior to Statement No. 109, deferred taxes previously were not provided. We previously passed these tax benefits through to ratepayers. We are recovering the amortization of the regulatory asset through rates over 18 years which began in December 1994 (See Notes 1 & 5).

                  The Investment Tax Credit was deferred and continues to be amortized at the annual rate of 3%, which approximates the life of related assets (See Note 5).

                  We deferred $11.8 million resulting from a change in the basis for accruing the Gross Receipts & Franchise Tax in 1978, and are amortizing it on a straight-line basis to operations over 30 years beginning that same year. We accelerated this amortization slightly as a result of a subsequent rate making proceeding (See Note 1).

7. LONG-TERM DEBT: (A)
                                                        Principal Outstanding
                                                             December 31,
                                                           (In Thousands)
                                                        2004           2003
                                                       ---------------------
First Mortgage Bonds:  (B)
     8.19%  Series due 2007                        $     6,816    $     9,089
     6.12%  Series due 2010                             10,000         10,000
     6.74%  Series due 2011                             10,000         10,000
     6.57%  Series due 2011                             15,000         15,000
     4.46%  Series due 2013                             10,500         10,500
    5.027%  Series due 2013                             14,500         14,500
     4.52%  Series due 2014                             11,000         11,000
    5.115%  Series due 2014                             10,000         10,000
      7.7%  Series due 2015 (C)                              -         15,000
     6.50%  Series due 2016                              9,965          9,965
     4.60%  Series due 2016                             17,000         17,000
    4.657%  Series due 2017                             15,000         15,000
     7.97%  Series due 2018                             10,000         10,000
    7.125%  Series due 2018                             20,000         20,000
      7.7%  Series due 2027                             35,000         35,000
      7.9%  Series due 2030                             10,000         10,000
     5.55%  Series due 2033                             32,000         32,000
    5.387%  Series due 2015 (D)                         10,000              -
    5.437%  Series due 2016 (D)                         10,000              -
    5.587%  Series due 2019 (D)                         10,000              -
    6.213%  Series due 2034 (D)                         10,000              -

Unsecured Notes:
   Debenture Notes, 8.6% due 2010                       10,500         15,000
                                                     --------------------------

                                     SJG-40

     Total Long-Term Debt Outstanding                  287,281        269,054

     Less Current Maturities                             5,273          5,273
                                                     --------------------------

         Long-Term Debt                            $   282,008    $   263,781
                                                   ============================

         (A) Long-term debt maturities and sinking fund requirements for the succeeding five years are as follows (in thousands): 2005, $5,273; 2006, $5,273; 2007, $5,270; 2008, $1,500; and 2009, $ -0-.
         (B) SJG's First Mortgage dated October 1, 1947, as supplemented, securing the First Mortgage Bonds (FMB) constitutes a direct first mortgage lien on substantially all utility plant.
         (C) On July 15, 2004, SJG redeemed its 7.7% Series due 2015 at par.
         (D) On August 4, 2004, we issued $40.0 million of debt under our Medium Term Note program established in 2002.

8. FINANCIAL INSTRUMENTS:

                  Long-Term Debt - We estimate the fair values of our long-term debt, including current maturities, as of December 31, 2004 and 2003, to be $303.3 and $293.6 million, respectively. Carrying amounts are $287.3 and $269.1 million, respectively. We base the estimates on interest rates available to us at the end of each year for debt with similar terms and maturities. We retire debt when it is cost effective as permitted by the debt agreements.

                  Other Financial Instruments - The carrying amounts of our other financial instruments approximate their fair values at December 31, 2004 and 2003.

9. UNUSED LINES OF CREDIT AND COMPENSATING BALANCES:

                  Unused lines of credit available at December 31, 2004 were $123.0 million. Borrowings under these lines of credit are at market rates. The weighted borrowing cost, which changes daily, was 3.00% and 1.81% at December 31, 2004 and 2003, respectively. We maintain demand deposits with lending banks on an informal basis and they do not constitute compensating balances.

10. RETAINED EARNINGS:

                  Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on our common stock. As of December 31, 2004, these restrictions did not affect the amount that may be distributed from SJG's retained earnings.

                  SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the New Jersey Board of Public Utilities in July 2004, that granted SJG an increase in base rates. Per the order, SJG is required to maintain Total Common Equity of no less than $289.0 million. SJG's Total Common Equity balance was $306.7 million at December 31, 2004.

                  We received equity infusions of $15.0 million, $20.0 million and $2.5 million from SJI during 2004, 2003 and 2002, respectively. Contributions of capital are credited to Other Paid-In Capital and Premium on Common Stock. Future equity contributions will occur on an as needed basis.

11. EMPLOYEE BENEFIT PLANS:

                  Pensions & Other Postretirement Benefit Plans - We participate in the defined benefit pension plans and other postretirement benefit plans of SJI. The pension plans provide annuity payments to the majority of full-time, regular employees upon retirement. Newly hired

                                     SJG-41

         employees in certain classifications and companies do not qualify for participation in the defined benefit pension plans. The other postretirement benefit plans provide health care and life insurance benefits to some retirees.

                  The BPU authorized SJG to recover costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." We deferred amounts accrued prior to that authorization and are amortizing them as allowed by the BPU. The unamortized balance of $3.0 million at December 31, 2004 is recoverable in rates. We are amortizing this amount over 15 years which started January 1998.

                  On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act (the "Act") of 2003. In accordance with FASB Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," issued in December 2003, management elected to defer any financial impact resulting from the Act pending the availability of more information. In 2004, with the assistance of SJI's actuary, management has determined that the Act has no impact on the postretirement benefits plans of SJI.

                  Net periodic benefit cost related to the pension and other postretirement benefit plans consisted of the following components:

                                                                     Thousands of Dollars
                                                                                            Other
                                                        Pension Benefits            Postretirement Benefits
                                                  2004       2003      2002       2004       2003       2002
                                               --------------------------------------------------------------

         Service Cost                          $  2,443   $  2,375   $  2,079   $  1,160  $   1,421  $   1,095
         Interest Cost                            4,665      4,848      4,597      2,173      2,448      2,285
         Expected Return on
              Plan Assets                        (5,793)    (4,996)    (4,157)    (1,302)    (1,078)    (1,046)
         Amortization of
                      Transition Obligation           -         87         87        592        756        756
         Amortization of Loss
              and Other                           1,432      1,563        722        130        373         72
                                               ---------------------------------------------------------------

         Net Periodic
              Benefit Cost                        2,747      3,877      3,328      2,753      3,920      3,162
              ERIP Cost                             711          -          -        134          -          -
                                               ---------------------------------------------------------------

         Total Net Periodic
              Benefit Cost                     $  3,458   $  3,877   $  3,328   $  2,887  $   3,920  $   3,162
                                               ===============================================================

                  The table above includes benefit costs capitalized by SJG related to its construction program. Capitalized pension benefit costs totaled $1.0 million, $1.3 million and $1.1 million in 2004, 2003 and 2002, respectively. Capitalized other postretirement benefit costs totaled $1.0 million, $1.3 million and $1.0 million in 2004, 2003 and 2002, respectively.

                  The ERIP costs reflected in the table above relate to an early retirement plan offered during 2004. Additional monetary incentives not reflected in the table above totaled $367,500, which will be funded outside of the retirement plans.

                  A reconciliation of the plans' benefit obligations, fair value of plan assets, funded status and amounts recognized in our balance sheets follows:

                                     SJG-42



                                                                            Thousands of Dollars

                                                                      Pension                      Other
                                                                     Benefits           Postretirement Benefits
                                                                2004         2003          2004          2003
                                                            --------------------------------------------------

         Change in Benefit Obligations:
         Benefit Obligation at Beginning of Year              $    84,099  $    75,004  $    43,109  $    30,025
              Transferred to Affiliate (Note 2)                    (4,024)           -       (2,804)           -
              Service Cost                                          2,443        2,375        1,160        1,421
              Interest Cost                                         4,665        4,848        2,172        2,448
              Plan Amendments                                         434            -       (8,643)           -
              Actuarial Loss and Other                              9,966        5,437        1,723       10,556
              Benefits Paid                                        (3,559)      (3,565)      (1,751)      (1,341)
                                                              --------------------------------------------------

         Benefit Obligation at End of Year                    $    94,024  $    84,099  $    34,966  $    43,109
                                                              ==================================================

         Change in Plan Assets:
         Fair Value of Plan Assets at
            Beginning of Year                                 $    76,626  $    58,204  $    19,096  $    13,835
              Transferred to Affiliate (Note 2)                    (3,585)           -       (1,392)           -
              Actual Return on Plan Assets                          7,643       12,911        1,533        3,336
              Employer Contributions                               10,762        9,076        3,225        3,266
              Benefits Paid                                        (3,559)      (3,565)      (1,751)      (1,341)
                                                              --------------------------------------------------

         Fair Value of Plan Assets at End of Year             $    87,887  $    76,626  $    20,711  $    19,096
                                                              ==================================================

         Funded Status:                                       $    (6,137) $    (7,473) $   (14,255) $   (24,014)
              Unrecognized Prior Service Cost                       2,612        2,485       (3,260)           -
              Unrecognized Net Obligation
                  Assets from Transition                                -            -            -        6,801
              Unrecognized Net Loss and Other                      28,337       23,194       11,368       10,268
                                                              --------------------------------------------------
         Prepaid (Accrued) Net Benefit Cost at
              End of Year                                     $    24,812  $    18,206  $    (6,147) $    (6,945)
                                                              ==================================================


                  The accumulated benefit obligation of our pension plans at December 31, 2004 and 2003 was $82.2 million and $70.0 million, respectively. In 2003, SJG had a decrease in its minimum pension liability included in Accumulated Other Comprehensive Income amounting to $8.5 million. As of December 31, 2004, no minimum pension liability adjustment was required.

                  As of November 2004, we implemented caps on the amount of the premium we pay for all employees eligible for postretirement health care. Employees are responsible for those costs which exceed the premium caps. Subsequently, we were able to reduce our 2004 postretirement benefit costs other than pension by a total of $325,200 for the months of November and December 2004. On an ongoing basis, we will experience reduced postretirement benefit costs other than pension due to this plan change.

                  We also have unqualified pension plans provided to certain officers and outside directors which are unfunded. The aggregate accrued net benefit obligation of such plans as of December 31, 2004 and 2003 was $4.7 million and $4.2 million, respectively.

                  The weighted-average assumptions used to determine benefit obligations at December 31 were:

                                     SJG-43


                                                                                             Other
                                                               Pension Benefits        Postretirement Benefits
                                                             2004         2003             2004        2003
                                                          -------------------------------------------------

         Discount Rate                                       5.75%        6.25%          5.75%         6.25%
         Rate of Compensation Increase                       3.60%        3.60%             -            -

                  The weighted-average assumptions used to determine net periodic benefit cost foryears ended December 31 were:

                                                                                                         Other
                                                                Pension Benefits                Postretirement Benefits
                                                             2004      2003      2002           2004      2003     2002
                                                            --------------------------------------------------------------

         Discount Rate                                       6.25%     6.75%    7.25%           6.25%    6.75%    7.25%
         Expected Long-Term Return
              on Plan Assets                                 8.75%     9.00%    9.00%           7.25%    7.50%    7.50%
         Rate of Compensation Increase                       3.60%     3.60%    4.10%              -        -        -

                  The expected long-term return on plan assets was based on return projections prepared by our investment manager using SJI's current investment mix as described under Plan Assets below.

                  The assumed health care cost trend rates at December 31 were:

                                                                   2004     2003
                                                                 ---------------

 Post-65 Medical Care Cost Trend Rate Assumed for Next Year        6.5%     7.0%
 Pre-65 Medical Care Cost Trend Rate Assumed for Next Year        11.0%    11.5%
 Dental Care Cost Trend Rate Assumed for Next Year                 6.5%     7.0%
 Rate to which Cost Trend Rates are Assumed to Decline
   (the Ultimate Trend Rate)                                       5.0%     5.0%
 Year that the Rate Reaches the Ultimate Trend Rate                2016     2016

                  Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                         Thousands of Dollars
                                                1-Percentage-      1-Percentage-
                                               Point Increase     Point Decrease

  Effect on the Total of Service
   and Interest Cost                               $      84           $    (71)
  Effect on Postretirement
   Benefit Obligation                                  1,121             (1,076)

                    Plan Assets - SJG's weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

                                     SJG-44


                                                                                              Other
                                                              Pension Benefits        Postretirement Benefits
                                                            2004          2003            2004        2003
                                                            -------------------------------------------------

         Asset Category
         U.S. Equity Securities                               52%          47%             48%          47%
         International Equity Securities                      16           13              16           13
         Fixed Income                                         32           40              36           40
                                                            ------------------------------------------------
              Total                                          100%         100%            100%         100%
                                                            ================================================

                  Based on the investment objectives and risk tolerances stated in SJI's current pension and other postretirement benefit plans' investment policy and guidelines, the long-term asset mix target considered appropriate is within the range of 58 to 68% equity and 32 to 42% fixed-income investments. Historical performance results and future expectations suggest that equities will provide higher total investment returns than fixed-income securities over a long-term investment horizon.

                  The policy recognizes that risk and volatility are present to some degree with all types of investments. We seek to avoid high levels of risk at the total fund level through diversification by asset class, style of manager, and sector and industry limits. Specifically prohibited investments include, but are not limited to, venture capital, margin trading, commodities and securities of companies with less than $250.0 million capitalization (except in the small-cap portion of the fund where capitalization levels as low as $50.0 million are permissible).

                  Future Benefit Payments - The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years:

                                         Thousands of Dollars
                                                              Other
                            Pension Benefits         Postretirement Benefits

         2005                  $   3,823                    $  1,461
         2006                      3,987                       1,651
         2007                      4,189                       1,854
         2008                      4,420                       2,036
         2009                      4,694                       2,207
         2010-2014                29,188                      12,606

                  Contributions - SJG expects to make no contributions to its pension plan and contribute approximately $3.0 million to its other postretirement benefit plan in 2005.

                  Defined Contribution Plan - The company also offers an Employees' Retirement Savings Plan (Savings Plan) to eligible employees. We match 50% of participants' contributions up to 6% of base compensation. For newly hired employees who are not eligible for participation in SJI's defined benefit plan, we match 50% of participants' contributions up to 8% of base compensation. We also make a year-end contribution of $500 for employees with fewer than 10 years of service and $1,000 for employees with 10 years or more of service.

                  The amount expensed and contributed for the matching provision of the Savings Plan was approximately $0.8 million in each of the years 2004, 2003 and 2002.

12. DISCONTINUED OPERATIONS:

                  We operated retail stores which sold natural gas appliances. The stores were intended to provide gas customers with access to and choice among natural gas appliances. In 2001, we formally discontinued this merchandising segment of our operations as such appliances are

                                     SJG-45

         readily available from other retailers. In 2002, SJG incurred a loss of $29,000 related to these operations. No additional impact on earnings was recognized in either 2004 or 2003.

13. COMMITMENTS AND CONTINGENCIES:

                  The following table summarizes our contractual cash obligations and their applicable payment due dates (in thousands):



                                                                   Up to        1 - 3         3 - 5     More than
              Contractual Obligations                   Total     1 Year         Years        Years       5 Years
              -----------------------              ----------------------------------------------------------------

         Long-Term Debt                            $   287,281  $     5,273  $    10,543  $     1,500   $   269,965
         Interest on Long-Term Debt                    247,872       17,628       33,926       32,842       163,476
         Operating Leases                                  741          255          420           50            16
         Construction Obligations                        5,133        5,133            -            -             -
         Commodity Supply
                 Purchase Obligations                  209,673       42,331       78,870       63,431        25,041
         Other Purchase Obligations                      3,509        3,446           63            -             -
                                                   ----------------------------------------------------------------

         Total Contractual
              Cash Obligations                     $   754,209  $    74,066  $   123,822  $    97,823      $458,498
                                                   ================================================================

                  Expected environmental remediation costs are not included in the table above due to the subjective nature of such costs and time of anticipated payments. SJG's regulatory obligation to contribute $3.6 million annually to its postretirement benefit plans, less costs incurred directly, is not included as the duration is indefinite. As a result, the total obligation cannot be calculated. SJG does not expect to make a pension contribution in 2005 and future contributions cannot be determined at this time (See Note 11).

                  Construction and Environmental Commitments - Our estimated net cost of construction and environmental remediation programs for 2005 totals $67.1 million. Commitments were made regarding some of these programs.

                  Gas Supply Contracts - SJG, in the normal course of conducting business, has entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest that any of these contracts expires is 2005. The transportation and storage service agreements between us and our interstate pipeline suppliers were made under Federal Energy Regulatory Commission approved tariffs. Our cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $4.5 million per month, recovered on a current basis through the BGSS.

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

                  Environmental Remediation Costs - We incurred and recorded costs for environmental cleanup of 12 sites where the Company or its predecessors operated manufactured gas plants (MGP). We stopped manufacturing gas in the 1950s.

                  We successfully entered into settlements with all of our historic comprehensive general liability carriers regarding the environmental remediation expenditures at our sites. Also, we have purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that we will be required to make at 11 of our

                                     SJG-46

         sites. This Policy will be in force until 2024 at 10 sites and until 2029 at one site. The following minimum future cost estimates were not reduced by projected insurance recoveries from the Cleanup Cost Cap Insurance Policy.

                  Since the early 1980s, we accrued environmental remediation costs of $142.8 million, of which $91.8 million has been spent as of December 31, 2004. With the assistance of a consulting firm, we estimate that undiscounted future costs to clean up our sites will range from $51.0 million to $192.8 million. We recorded the lower end of this range as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. It is reflected on the 2004 consolidated balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities (See Note 1). Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

                  We have two regulatory assets associated with environmental costs (See Note 1). The first asset, Environmental Remediation Cost:
         Expended - Net, represents what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB Statement No. 71. The BPU allows us to recover expenditures through the RAC (See Note 2).

                  The other asset, Environmental Remediation Cost: Liability for Future Expenditures, relates to estimated future expenditures determined under the guidance of FASB Statement No. 5, "Accounting for Contingencies." We recorded this amount, which relates to former manufactured gas plant sites, as a regulatory asset under Statement No. 71 with the corresponding amount reflected on the balance sheets under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The BPU's intent, evidenced by current practice, is to allow us to recover the deferred costs after they are spent over 7-year periods.

                  As of December 31, 2004, we reflected the unamortized remediation costs of $5.3 million on the balance sheet under the caption Regulatory Assets. Since implementing the RAC in 1992, we have recovered $43.9 million through rates (See Note 2).

                                     SJG-47

14.      QUARTERLY RESULTS OF OPERATIONS - UNAUDITED:

                  The summarized quarterly results of SJG's operations, in thousands:



                              SOUTH JERSEY GAS COMPANY QUARTERLY FINANCIAL DATA (Unaudited)


Summarized quarterly results of SJG's operations, in thousands except for per share amounts:


                            ------------------------------------------------
                                          2004 Quarter Ended                              2003 Quarter Ended
                            ------------------------------------------------  --------------------------------------------

                              March 31    June 30    Sept. 30    Dec. 31      March 31    June 30   Sept. 30     Dec. 31
                              ---------  ----------  ---------  ----------    ---------  ---------- ----------  ----------


Operating Revenues            $202,260    $ 75,970   $ 73,480    $157,117     $241,956    $ 77,405   $ 60,389    $156,692
                              ---------  ----------  ---------  ----------    ---------  ---------- ----------  ----------

Expenses:
  Cost of Sales                137,096      47,066     50,184     106,514      179,694      49,919     40,762     105,440
  Operation and Maintenance
    Including Fixed Charges     25,614      25,260     23,314      28,776       23,711      23,955     24,508      30,566
  Income Taxes (Benefit)        14,683         830       (519)      7,975       13,971         753     (2,420)      7,315
  Energy and Other Taxes         4,728       1,983      1,653       3,094        5,028       2,131      1,349       3,217
                              ---------  ----------  ---------  ----------    ---------  ---------- ----------  ----------

     Total Expenses            182,121      75,139     74,632     146,359      222,404      76,758     64,199     146,538
                              ---------  ----------  ---------  ----------    ---------  ---------- ----------  ----------

Other Income and Expense           567          (8)        72         255         (118)         22          6         155
                              ---------  ----------  ---------  ----------    ---------  ---------- ----------  ----------

Net Income (Loss) Applicable
  to Common Stock             $ 20,706       $ 823   $ (1,080)   $ 11,013     $ 19,434       $ 669   $ (3,804)   $ 10,309
                              =========  ==========  =========  ==========    =========  ========== ==========  ==========

                            ------------------------------------------------


NOTE: Because of the seasonal nature of the business, statements for the 3-month periods are not indicative of the results for a full year.

                                     SJG-48

            Item 9. Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure

                                      None


                        Item 9A. Controls and Procedures

         Evaluation of Disclosure Controls and Procedures - Management has established controls and procedures to ensure that material information relating to SJG is made known to the officers who certify its financial reports and to other members of senior management and the Board of Directors.

         Based upon their evaluation as of December 31, 2004, the principal executive officer and the principal financial officer of SJG have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) employed at SJG are effective to ensure that the information required to be disclosed by SJG in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

         No change in SJG's internal control over financial reporting occurred during SJG's fourth fiscal quarter.

                           Item 9B. Other Information

                                      None.

                                     SJG-49

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


             Item 13. Certain Relationships and Related Transactions

                                 Not applicable.


                 Item 14. Principal Accounting Fees and Services


Fees Paid to Auditors

         Deloitte & Touche LLP served as the auditors of SJG and its parent, SJI, during 2004. During 2004, the audit services performed by that firm for SJG consisted of the audits of the financial statements of the Company and the preparation of various reports based on those audits and services related to filings with the Securities Exchange Commission and New York Stock Exchange.

Audit Fees
         The aggregate fees billed for the audit of SJG's financial statements by Deloitte & Touche totaled $119,000 and $115,000 in fiscal years 2004 and 2003, respectively.

Audit-Related Fees
         The aggregate bills for audit-related services for fiscal years 2004 and 2003 were $13,000 and $35,000, respectively.

Tax Fees
         None.

All Other Fees
         None.

                                     SJG-50

                                     PART IV

    Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) Listed below are all financial statements and schedules filed as part of this report:

         1 - The financial statements and notes to financial statements together with the report thereon of Deloitte & Touche LLP, dated March 2, 2005.
See Item 8.

         2 - Supplementary Financial Information

         Supplemental Schedules as of December 31, 2004, 2003 and 2002 and for the three years ended December 31, 2004, 2003, and 2002:

         The Independent Registered Public Accounting Firm's Consent of Deloitte & Touche LLP, Auditors of the Company. See Item 8.

         Schedule II   - Valuation and Qualifying Accounts.  See page 58.

         All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

(b) Reports on Form 8-K - None

(c) List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in
Item 601 of Regulation S-K).


     Exhibit                         Description                                       Reference
     Number

(3)(a)              Certificate of Incorporation of South Jersey     Incorporated by reference from Exhibit (3)(a)
                    Gas Company.                                     of Form 10-K filed March 7, 1997.

(3)(b)              Bylaws of South Jersey Gas Company, as           Incorporated by reference from Exhibit
                    amended and restated through November 21,        (3)(b) of Form 10-K of SJI filed for 2003.
                    2003.

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

                                     SJG-51

Exhibit                              Description                                       Reference
Number

(4)(b)(xx)          Twenty-Second Supplemental Indenture dated as    Incorporated by reference from Exhibit
                    of October 1, 1998.                              (4)(b)(ix) of Form S-3 (333-62019).

(4)(b)(xxi)         Twenty-Third Supplemental Indenture dated as     Incorporated by reference from Exhibit
                    of September 1, 2002.                            (4)(b)(x) of Form S-3 (333-98411)

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
                    1974.

(10)(d)             Gas storage agreement (WSS) between South        Incorporated by reference from Exhibit
                    Jersey Gas Company and Transco dated August      (10)(h) of Form 10-K of  SJI for 1991
                    1, 1991.                                          (1-6364).

(10)(e)(i)          Gas storage agreement (LSS) between South        Incorporated by reference from Exhibit
                    Jersey Gas Company and Transco dated October     (10)(i) of Form 10-K of  SJI for 1993
                    1, 1993.                                         (1-6364).

(10)(e)(ii)         Gas storage agreement (SS-1) between South       Incorporated by reference from Exhibit
                    Jersey Gas Company and Transco dated May 10,     (10)(i)(a) of Form 10-K of SJI for 1988
                    1987 (effective April 1, 1988).                  (1-6364).

(10)(e)(iv)         Gas transportation service agreement between     Incorporated by reference from Exhibit
                    South Jersey Gas Company and Transco dated       (10)(i)(c) of Form 10-K of SJI for 1989
                    April 1, 1986.                                   (1-6364).


 (10)(e)(vi)        Service agreement (FT) between South Jersey      Incorporated by reference from Exhibit
                    Gas Company and Transco dated February 1,        (10)(i)(f) of Form 10-K of SJI for 1991
                    1992.                                            (1-6364).

                                     SJG-52

Exhibit                              Description                                       Reference
Number

(10)(e)(viii)       Gas storage agreement (SS-2) between South       Incorporated by reference from Exhibit
                    Jersey Gas Company and Transco dated July 25,    (10)(i)(i) of Form 10-K of SJI for 1991
                    1990.                                            (1-6364).

(10)(e)(ix)         Gas transportation service agreement between     Incorporated by reference from Exhibit
                    South Jersey Gas Company and Transco dated       (10)(i)(j) of Form 10-K of SJI for 1993
                    December 20, 1991.                               (1-6364).

 (10)(e)(x)         Amendment to gas transportation agreement        Incorporated by reference from Exhibit
                    dated December 20, 1991 between South Jersey     (10)(i)(k) of Form 10-K of SJI for 1993
                    Gas Company and Transco dated October 5, 1993.   (1-6364).

(10)(g)(i)          Gas transportation service agreement (TF)        Incorporated by reference from Exhibit
                    between South Jersey Gas Company and CNG         (10)(k)(h) of Form 10-K of  SJI for 1993
                    Transmission Corporation dated October 1,        (1-6364).
                    1993.

(10)(g)(iii)        Gas transportation service agreement (FTS-1)     Incorporated by reference from Exhibit
                    between South Jersey Gas Company and Columbia    (10)(k)(k) of Form 10-K of SJI for 1993
                    Gulf Transmission Company dated November 1,      (1-6364).
                    1993.

(10)(g)(iv)         Assignment agreement capacity and service        Incorporated by reference from Exhibit
                    rights (FTS-2) between South Jersey Gas          (10)(k)(i) of Form 10-K of SJI for 1993
                    Company and Columbia Gulf Transmission           (1-6364).
                    Company dated November 1, 1993.

(10)(g)(v)          FTS Service Agreement No. 39556 between South    Incorporated by reference from Exhibit
                    Jersey Gas Company and Columbia Gas              (10)(k)(m) of Form 10-K of  SJI for 1993
                    Transmission Corporation dated November 1,        (1-6364).
                    1993.

(10)(g)(vi)         FTS Service Agreement No. 38099 between South    Incorporated by reference from Exhibit
                    Jersey Gas Company and Columbia Gas              (10)(k)(n) of Form 10-K of SJI for 1993
                    Transmission Corporation dated November 1,       (1-6364).
                    1993.

(10)(g)(vii)        NTS Service Agreement No. 39305 between South    Incorporated by reference from Exhibit
                    Jersey Gas Company and Columbia Gas              (10)(k)(o) of Form 10-K of SJI for 1993
                    Transmission Corporation dated November 1,       (1-6364).
                    1993.

(10)(g)(viii)       FSS Service Agreement No. 38130 between South    Incorporated by reference from Exhibit
                    Jersey Gas Company and Columbia Gas              (10)(k)(p) of Form 10-K of SJI for 1993
                    Transmission Corporation dated November 1,       (1-6364).
                    1993.

(10)(g)(ix)         SST Service Agreement No. 38086 between South    Incorporated by reference from Exhibit
                    Jersey Gas Company and Columbia Gas              (10)(k)(q) of Form 10-K of SJI for 1993
                    Transmission Corporation dated November 1,       (1-6364).
                    1993.

                                     SJG-53

Exhibit                              Description                                       Reference
Number


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

(10)(h)(vi)*        Schedule of Officer Employment Agreements.       Incorporated by reference from Exhibit
                                                                     (10)(h)(vi) of Form 10-K of SJI for 2003.
                    Officer Severance Benefit Program for all
(10)(h)(vii)*       officers.                                        Incorporated by reference from Exhibit
                                                                     (10)(l)(g) of Form 10-K of SJI for 1985
                                                                      (1-6364).

(10)(h)(viii)*      Discretionary Incentive Bonus Program for all    Incorporated by reference from Exhibit
                    officers and management employees.               (10)(l)(h) of Form 10-K of  SJI for 1985
                                                                     (1-6364).

(10)(i)(i)          Three-year Revolving Credit Agreement for SJG    Incorporated by reference from Exhibit 10 of
                                                                     Form 10-Q of SJG as filed on November 14,
                                                                     2003 (000-22211).

(10)(i)(ii)         First Amendment to Three-Year Revolving Credit   Incorporated by reference from Exhibit 10.1 of
                    Agreement                                        Form 10-Q of SJG as filed on November 15, 2004
                                                                     (000-22211).

(12)                Calculation of Ratio of Earnings to Fixed
                    Charges (Before Federal Income Taxes) (filed herewith).

(18)                Preferability Letter from Independent            Incorporated by reference from Exhibit 18 of
                    Auditors'  Re:  Pension Measurement Date.        Form 10-K of SJG for 2002 (000-22211).

                                     SJG-54

Exhibit                                                                                Reference
Number                               Description

(21)                Subsidiaries of the Registrant (filed herewith).

(23)                Independent Registered Public Accounting Firm's Consent
                    (filed herewith).

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

                                     SJG-55

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

                     Date:  March 7, 2005
                           -----------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                                 Title                                    Date




/s/ Edward J. Graham              President, Chief Executive Officer, &              March 7, 2005
------------------------------     Director
(Edward J. Graham)                (Principal Executive Officer)


 /s/ David A. Kindlick            Executive Vice President & Chief                   March 7, 2005
------------------------------     Financial Officer
(David A. Kindlick)               (Principal Financial and Accounting Officer)


/s/ Richard H. Walker, Jr.        Sr. Vice President, Corporate Counsel, &           March 7, 2005
------------------------------     Corporate Secretary
Richard H. Walker, Jr.)



/s/ Charles Biscieglia            Chairman of the Board                              March 7, 2005
-----------------------------
(Charles Biscieglia)



 /s/ Shirli M. Billings           Director                                           March 7, 2005
-----------------------------
(Shirli M. Billings)

                                     SJG-56


          Signature                             Title                                   Date




/s/ Sheila Hartnett-Devlin        Director                                           March 7, 2005
-----------------------------
(Sheila Hartnett-Devlin)



/s/ William J. Hughes             Director                                           March 7, 2005
-----------------------------
(William J. Hughes)



/s/ Frederick R. Raring           Director                                           March 7, 2005
-----------------------------
(Frederick R. Raring)

                                     SJG-57

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
---------------------------------------------------------------------------------------------------------------------------

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2004                                $3,263           $816               $1,716         $2,924          $2,871


Provision for Uncollectible
Accounts for the Year Ended
December 31, 2003                                $3,258         $3,084                 $806         $3,885          $3,263


Provision for Uncollectible
Accounts for the Year Ended
December 31, 2002                                $2,180         $3,664                 $658         $3,244          $3,258


(a)  Recoveries of accounts previously written off and minor adjustments.

(b)  Uncollectible accounts written off.

                                     SJG-58