Form 10-K/A
period 2004-12-31
SOUTH JERSEY GAS CO/NEW
filed 2005-03-31
CIK 1035216

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K/A
                                (Amendment No. 1)

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

Documents Incorporated by Reference:    None
===============================================================================

                                EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, originally filed on March 10, 2005 (the "Original Filing"). The registrant hereby amends and restates Item 8 of Part II to include a line item on the balance sheet entitled "Materials and Supplies, average cost" that was inadvertently omitted from the financial statements included therein during the EDGARization process. In addition, in connection with the filing of this Amendment and prusuant to the rules of the Securities and Exchange Commission, the registrant is including with this Amendment under Item 15 certain currently dated certifications. Except as described above, no other changes have been made to the Original Filing.

===============================================================================

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


                            SOUTH JERSEY GAS COMPANY

                                 BALANCE SHEETS
--------------------------------------------------------------------------------
                                (In Thousands)
                                                               December 31,
                                                      --------------------------
                                                      2004              2003 (1)
--------------------------------------------------------------------------------
ASSETS

Property, Plant and Equipment: (Notes 1, 3 & 7)
  Utility Plant, at original cost                  $   957,287      $   894,654
  Accumulated Depreciation                            (224,506)        (209,831)
                                                  -------------    -------------

    Property, Plant and Equipment - Net                732,781          684,823
                                                  -------------    -------------
Investments:
  Available-for-Sale Securities (Note 1)                 5,296            4,497
                                                  -------------    -------------

Current Assets:
  Cash and Cash Equivalents (Notes 1 & 9)                3,310            3,210
  Accounts Receivable (Notes 1, 2 & 3)                  39,916           58,012
  Unbilled Revenues (Note 1)                            34,861           31,070
  Provision for Uncollectibles (Note 1)                 (2,871)          (3,263)
  Natural Gas in Storage, average cost                  65,691           59,432
  Materials and Supplies, average cost                   4,553            3,559
  Prepaid Taxes                                          6,104            2,661
  Derivatives - Energy Related Assets (Note 1)           1,273            2,375
  Other Prepayments and Current Assets                   2,078            2,317
                                                  -------------    -------------

     Total Current Assets                              154,915          159,373
                                                  -------------    -------------


Regulatory Assets:               (Note 1)
  Environmental Remediation Costs: (Notes 2 & 13)
     Expended - Net                                      5,281            4,147
     Liability for Future Expenditures                  51,046           50,983
  Gross Receipts and Franchise Taxes (Note 6)              924            1,367
  Income Taxes - Flowthrough Depreciation (Note 6)       6,641            7,619
  Deferred Postretirement Benefit Costs (Note 11)        3,024            3,402
  Societal Benefit Costs (Note 2)                        4,562            7,529
  Other Regulatory Assets                                1,157              732
                                                  ---------------  -------------
       Total Regulatory Assets                          72,635           75,779
                                                  ---------------  -------------

Other Noncurrent Assets:
  Unamortized Debt Discount and Expense (Note 7)         7,957            8,122
  Prepaid Pension    (Notes 1 & 11)                     24,812           18,206
  Accounts Receivable - Merchandise                      7,101            4,671
  Other                                                  2,089            1,066
                                                  ---------------  -------------

       Total Other Noncurrent Assets                    41,959           32,065
                                                  ---------------  -------------

         Total Assets                              $ 1,007,586      $   956,537
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


Item 15. Exhibits and financial statement schedules.

Exhibit                   Description
Number

  23                Independent Registered Public Accounting Firm's Consent

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

                            SOUTH JERSEY GAS COMPANY



                     BY:   /s/ David A. Kindlick
                           ---------------------------------------------
                           David A. Kindlick, Executive Vice President &
                             Chief Financial Officer

                     Date:  March 31, 2005
                           -----------------

                                 EXHIBIT INDEX

Exhibit                   Description
Number

  23                Independent Registered Public Accounting Firm's Consent

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