Form 10-Q
period 2005-03-31
SOUTH JERSEY GAS CO/NEW
filed 2005-05-10
CIK 1035216

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

         For the quarterly period ended March 31, 2005

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

As of May 9, 2005 there were 2,339,139 shares of the registrant's common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

================================================================================
                                     SJG-1


                         PART I -- FINANCIAL INFORMATION



             Item 1. Financial Statements -- See Pages 3 through 19

                                     SJG-2

                            SOUTH JERSEY GAS COMPANY

                     CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                 (In Thousands)

                                                 Three Months Ended
                                                     March 31,
                                         -----------------------------------
                                                 2005               2004
                                         -----------------------------------


Operating Revenues                             $ 214,537          $ 202,260
                                         ----------------    ---------------

Operating Expenses:
   Cost of Sales                                 144,345            137,096
   Operations                                     15,289             13,786
   Maintenance                                     1,493              1,345
   Depreciation                                    5,358              6,163
   Energy and Other Taxes                          4,893              4,728
                                         ----------------    ---------------

      Total Operating Expenses                   171,378            163,118
                                         ----------------    ---------------

Operating Income                                  43,159             39,142

Other Income and Expense                             (30)               567

Interest Charges                                   4,440              4,320
                                         ----------------    ---------------

Income Before Income Taxes                        38,689             35,389

Income Taxes                                      16,125             14,683
                                         ----------------    ---------------

Net Income                                      $ 22,564           $ 20,706
                                         ================    ===============



The accompanying footnotes are an integral part of the financial statements.

                                     SJG-3

                        SOUTH JERSEY GAS COMPANY

            CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                           (In Thousands)

                                                      Three Months Ended
                                                           March 31,
                                               --------------------------------
                                                  2005                2004
                                               ------------        ------------



Net Income                                        $ 22,564            $ 20,706
                                               ------------        ------------

Other Comprehensive Loss, Net of Tax:*

  Change in Fair Value of Investments                  (44)               (275)
  Change in Fair Value of Derivatives                 (103)                  -
                                               ------------        ------------

     Other Comprehensive Loss - Net of Tax*           (147)               (275)
                                               ------------        ------------

Comprehensive Income                              $ 22,417            $ 20,431
                                               ============        ============



* Determined using a combined statutory tax rate of 40.85%.

The accompanying footnotes are an integral part of the financial statements.

                                     SJG-4


                            SOUTH JERSEY GAS COMPANY

                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In Thousands)

                                                                      Three Months Ended
                                                                          March 31,
                                                                 -----------------------------
                                                                     2005             2004
                                                                 ------------     ------------


Cash Flows from Operating Activities:
  Net Income                                                        $ 22,564          $ 20,706
  Adjustments to Reconcile Net Income to Cash Flows
   Provided by Operating Activities:
    Depreciation and Amortization                                      6,069             6,783
    Provision for Losses on Accounts Receivable                        1,212               335
    Revenues and Fuel Costs Deferred - Net                               442            10,837
    Deferred and Non-Current Income Taxes and Credits - Net            4,197             3,906
    Environmental Remediation Costs - Net                               (363)             (215)
    Gas Plant Cost of Removal                                           (165)             (178)
    Changes in:
      Accounts Receivable                                            (40,223)          (17,172)
      Inventories                                                     58,888            43,765
      Prepayments and Other Current Assets                              (388)              375
      Prepaid and Accrued Taxes - Net                                 20,984            16,562
      Accounts Payable and Other Accrued Liabilities                   1,294            (4,184)
      Other Assets                                                     3,371             3,465
      Other Liabilities                                               (1,132)             (956)
                                                                 ------------     -------------

        Net Cash Provided by Operating Activities                     76,750            84,029
                                                                 ------------     -------------

Cash Flows from Investing Activities:
  Capital Expenditures                                               (12,102)          (11,060)
                                                                 ------------     -------------

        Net Cash Used in Investing Activities                        (12,102)          (11,060)
                                                                 ------------     -------------

Cash Flows from Financing Activities:
  Net Repayments of Lines of Credit                                  (43,000)          (67,200)
  Principal Repayments of Long-Term Debt                             (10,500)           (4,500)
  Payments for Issuance of Long-Term Debt                                (51)              (43)
  Premium for Early Retirement of Debt                                  (184)                -
  Additional Investment by Shareholder                                     -            15,000
                                                                 ------------     -------------

        Net Cash Used in Financing Activities                        (53,735)          (56,743)
                                                                 ------------     -------------

Net Increase in Cash and Cash Equivalents                             10,913            16,226
Cash and Cash Equivalents at Beginning of Period                       3,310             3,210
                                                                 ------------     -------------

Cash and Cash Equivalents at End of Period                          $ 14,223          $ 19,436
                                                                 ============     =============

The accompanying footnotes are an integral part of the financial statements.

                                     SJG-5

                            SOUTH JERSEY GAS COMPANY

                            CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                                 (Unaudited)
                                                  March 31       December 31,
                                                --------------  ---------------
                                                    2005             2004
                                                --------------  ---------------

Assets

Property, Plant and Equipment:
   Utility Plant, at original cost                  $ 967,469        $ 957,287
     Accumulated Depreciation                        (227,870)        (224,506)
                                                --------------  ---------------

          Property, Plant and Equipment - Net         739,599          732,781
                                                --------------  ---------------
Investments:
   Available-for-Sale Securities                        5,222            5,296
                                                --------------  ---------------

Current Assets:
   Cash and Cash Equivalents                           14,223            3,310
   Accounts Receivable                                 87,505           39,916
   Unbilled Revenues                                   26,947           34,861
   Provision for Uncollectibles                        (3,535)          (2,871)
   Natural Gas in Storage, average cost                 6,790           65,691
   Materials and Supplies, average cost                 4,566            4,553
   Prepaid Taxes                                          217            6,104
   Derivatives - Energy Related Assets                  4,940            1,273
   Other Prepayments and Current Assets                 2,465            2,078
                                                --------------  ---------------

          Total Current Assets                        144,118          154,915
                                                --------------  ---------------

Regulatory Assets:
   Gross Receipts and Franchise Taxes                     813              924
   Environmental Remediation Costs:
     Expended - Net                                     5,644            5,281
     Liability for Future Expenditures                 52,473           51,046
   Income Taxes - Flowthrough Depreciation              6,397            6,641
   Deferred Postretirement Benefit Costs                2,929            3,024
   Societal Benefit Costs                               2,084            4,562
   Other Regulatory Assets                              1,450            1,157
                                                --------------  ---------------

          Total Regulatory Assets                      71,790           72,635
                                                --------------  ---------------

Other Noncurrent Assets:
   Unamortized Debt Discount and Expense                8,034            7,957
   Prepaid Pension                                     24,006           24,812
   Accounts Receivable - Merchandise                    6,707            7,101
   Other                                                2,279            2,089
                                                --------------  ---------------

          Total Other Noncurrent Assets                41,026           41,959
                                                --------------  ---------------

               Total Assets                       $ 1,001,755      $ 1,007,586
                                                ==============  ===============

The accompanying footnotes are an integral part of the financial statements.

                                     SJG-6

                            SOUTH JERSEY GAS COMPANY

                            CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                 (Unaudited)
                                                  March 31,       December 31,
                                                --------------  ---------------
                                                    2005             2004
                                                --------------  ---------------

Capitalization and Liabilities

Common Equity:
   Common Stock, Par Value $2.50 per share:
      Authorized - 4,000,000 shares
      Outstanding - 2,339,139 shares                  $ 5,848          $ 5,848
   Other Paid-In Capital and Premium
    on Common Stock                                   170,317          170,317
   Accumulated Other Comprehensive Loss                  (259)            (112)
   Retained Earnings                                  147,634          130,695
                                                --------------  ---------------

          Total Common Equity                         323,540          306,748
                                                --------------  ---------------

Preferred Stock:
   Redeemable Cumulative Preferred 8% Series -
    Par Value $100 per share; Authorized
    41,966 shares; Outstanding 16,904 shares            1,690            1,690
                                                --------------  ---------------

Long-Term Debt                                        274,508          282,008
                                                --------------  ---------------

          Total Capitalization                        599,738          590,446
                                                --------------  ---------------

Current Liabilities:
   Notes Payable                                       10,000           53,000
   Current Maturities of Long-Term Debt                 2,273            5,273
   Accounts Payable                                    59,766           59,026
   Derivatives - Energy Related Liabilities                 9            1,800
   Derivatives - Other                                    518              344
   Deferred Income Taxes - Net                          4,494            2,627
   Customer Deposits                                    9,128            8,846
   Environmental Remediation Costs                     16,329           13,531
   Taxes Accrued                                       16,325            1,228
   Dividends Declared                                   5,659                -
   Interest Accrued and
    Other Current Liabilities                          12,624           12,386
                                                --------------  ---------------
          Total Current Liabilities                   137,125          158,061
                                                --------------  ---------------
Deferred Credits and
 Other Noncurrent Liabilities:
   Deferred Income Taxes - Net                        140,318          138,208
   Environmental Remediation Costs                     36,144           37,515
   Regulatory Liabilities                              70,259           63,836
   Pension and Other Postretirement Benefits           10,811           11,039
   Investment Tax Credits                               3,046            3,129
   Other                                                4,314            5,352
                                                --------------  ---------------

            Total Deferred Credits and
             Other Noncurrent Liabilities             264,892          259,079
                                                --------------  ---------------

               Total Capitalization and
                Liabilities                       $ 1,001,755      $ 1,007,586
                                                ==============  ===============

The accompanying footnotes are an integral part of the financial statements.

                                     SJG-7

               Notes to Condensed Financial Statements (Unaudited)

Note 1.  Summary of Significant Accounting Policies:

         The Entity - South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of South Jersey Gas Company (SJG). In our opinion, the condensed financial statements reflect all adjustments needed to fairly present SJG's financial position and operating results at the dates and for the periods presented. Our business is subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year's operating results. These financial statements should be read in conjunction with SJG's 2004 Form 10-K.

         Equity Investments - We classify equity investments purchased as long-term investments as Available-for-Sale Securities on our balance sheets and carry them at their fair value with any unrealized gains or losses included in Accumulated Other Comprehensive Loss.

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

         Regulation - SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). We maintain our accounts according to the BPU's prescribed Uniform System of Accounts. SJG follows the accounting for regulated enterprises prescribed by the Financial Accounting Standards Board
(FASB) Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." In general, Statement No. 71 allows deferral of certain costs and creation of certain obligations when it is probable that such items will be recovered from or refunded to customers in future periods.

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

         The BPU allows us to recover all prudently incurred gas costs through the Basic Gas Supply Service (BGSS) clause. We collect these costs on a forecasted basis upon BPU order. SJG defers over/under-recoveries of gas costs and includes them in the following year's BGSS or other similar recovery mechanism. We pay interest on overcollected BGSS balances at the rate of return on rate base utilized by the BPU to set rates in its last base rate proceeding.

         Our tariff also includes a Temperature Adjustment Clause (TAC), a Remediation Adjustment Clause (RAC), a New Jersey Clean Energy Program (NJCEP)

                                     SJG-8

and a Universal Service Fund (USF) program. Our TAC reduces the impact of temperature fluctuations on the Company and our customers. The RAC recovers environmental remediation costs of former gas manufacturing plants and the NJCEP recovers costs associated with our energy efficiency and renewable energy programs. The USF is a statewide customer assistance program that utilizes utilities as a collection agent. TAC adjustments affect revenue, income and cash flows since colder-than-normal weather can generate credits to customers, while warmer-than-normal weather can result in additional billings. RAC adjustments do not directly affect earnings because we defer and recover these costs through rates over 7-year amortization periods. NJCEP and USF adjustments are also deferred and do not affect earnings, as related costs and customer credits are recovered through rates on an ongoing basis.

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

         Depreciation - We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. As a result of our recent rate case settlement, our composite depreciation rate was reduced from 2.9% to 2.4%, effective July 8, 2004. Except for extraordinary retirements, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage.

         Capitalized Interest - SJG capitalizes interest on construction at the rate of return on rate base utilized by the BPU to set rates in the last base rate proceeding. SJG capitalized interest of $289,000 and $158,400 in the three months ended March 31, 2005 and 2004, respectively, which are included in Utility Plant on the balance sheets. All capitalized interest is reflected on the statements of income as a reduction of Interest Charges.

         Impairment of Long-Lived Assets - We review the carrying amount of an asset for possible impairment whenever events or changes in circumstances indicate that such amount may not be recoverable. For the three months ended March 31, 2005 and the year ended December 31, 2004, no significant circumstances were identified.

         Derivative Instruments - SJG accounts for derivative instruments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. We record all derivatives, whether designated as hedging relationships or not, on the balance sheets at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. If the derivative is designated as a fair value hedge, we recognize

                                     SJG-9

the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. We currently have no fair value hedges. If the derivative is designated as a cash flow hedge, we record the effective portion of the hedge in Accumulated Other Comprehensive Loss and recognize it in the income statement when the hedged item affects earnings. We recognize ineffective portions of changes in the fair value of cash flow hedges in earnings.

         From time to time we enter into interest rate derivative agreements to hedge the exposure to increasing rates with respect to our variable rate debt. The differential to be paid or received as a result of these agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. Interest rate derivatives are accounted for as cash flow hedges. In November 2004, we entered into a derivative transaction known as a "Treasury Lock" to hedge against the impact of possible interest rate increases on a $10.0 million, 30-year debt issuance planned for July 2005. As of March 31, 2005 and December 31, 2004, the market value of this contract was $(518,365) and $(344,000), respectively, which represents the amount we would have to pay the counterparty to terminate the contracts as of those dates. We included these balances on the balance sheets under the caption Derivatives - Other. As of March 31, 2005 and December 31, 2004, we calculated the derivatives to be highly effective, as defined under Statement No. 133; therefore, we recorded the change in fair value of the contract, net of taxes, in Accumulated Other Comprehensive Loss.

         We determine the fair value of interest rate derivative agreements using quotations from independent parties.

         As part of its gas purchasing strategy, SJG occasionally uses financial contracts to hedge against forward price risk. The costs or benefits of these short-term contracts are recoverable through our BGSS, subject to BPU approval. As of March 31, 2005 and December 31, 2004, SJG had $(4.9) million and $0.5 million of (benefits) costs, respectively, included in its BGSS related to open financial contracts (See Caption Regulatory Assets & Regulatory Liabilities).

         The vast majority of our contracts relate to physical transactions that qualify for the normal purchase and sale exception. Therefore, we are not required to mark these contracts to market.

         Asset Retirement Costs -We have certain easements and right-of-way agreements that qualify as legal obligations under FASB Statement No. 143, "Accounting for Asset Retirement Obligations." However, as it is our intent to maintain these agreements in perpetuity, we have not recorded any liabilities associated with these agreements. SJG recovers certain asset retirement costs through rates charged to customers. As of March 31, 2005 and December 31, 2004, we had accrued amounts in excess of actual removal costs incurred totaling $47.5 and $47.3 million, respectively, which are recorded as Regulatory Liabilities on the balance sheets in accordance with Statement No. 143.

         New Accounting Pronouncements - Effective in 2003, SJI adopted the policy of accounting for stock-based compensation using the fair value based method on a prospective basis. This method calls for expensing the estimated fair value of a stock option. In December 2004, the FASB issued Statement No. 123(R), "Share-Based Payment" which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. While this statement is not effective until reporting periods

                                     SJG-10

beginning after January 1, 2006, management has completed its assessment of Statement No. 123(R) and has determined that it does not have any impact on either SJG's or SJI's accounting for share-based payments.

         In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29, Accounting for Nonmonetary Transactions." This statement redefines the types of nonmonetary exchanges that require fair value measurement. Statement No. 153 is effective for nonmonetary transactions entered into on and after July 1, 2005; however, we do not expect it to have any impact on our financial statements.

         In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." This interpretation clarifies the term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," and is effective for fiscal years ending after December 15, 2005. Management is currently evaluating the effect of this standard, but does not anticipate the adoption of this interpretation to have a material effect on our financial statements.

         Regulatory Assets & Regulatory Liabilities - All significant regulatory assets are separately identified on the balance sheets under the caption Regulatory Assets. Each item that is separately identified is being recovered through utility rate charges. SJG is currently permitted to recover interest on its Environmental Remediation and Societal Benefit costs while the other assets are being recovered without a return on investments over the following periods:

                                                       Years Remaining
             Regulatory Asset                       As of March 31, 2005
             ----------------                       --------------------

   Environmental Remediation Costs:
     Expended - Net                                        Various
     Liability for Future Expenditures                 Not Applicable
   Gross Receipts and Franchise Taxes                         2
   Income Taxes - Flowthrough Depreciation                    6
   Deferred Postretirement Benefit Costs                      8
   Societal Benefit Costs                                  Various

         Some of the assets reflected under the caption Other Regulatory Assets are currently being recovered from ratepayers as approved by the BPU. Management believes that the remaining deferred costs are probable of recovery from ratepayers through future utility rates, based on experience with previous BPU orders.

         Regulatory Liabilities at March 31, 2005 and December 31, 2004 consisted of the following items (in thousands):

                                     SJG-11
                                                   March 31,        December 31,
                                                    2005                2004
                                                  -----------      -------------

Deferred Gas Revenues - Net                       $   18,235       $    12,334
Excess Plant Removal Costs                            47,542            47,345
Overcollected State Taxes                              3,910             3,871
Other                                                    572               286
                                                  -----------------------------

         Total Regulatory Liabilities             $   70,259       $    63,836
                                                  =============================

         Deferred Gas Revenues - Net represent SJG's net overcollected gas costs and are monitored through SJG's BGSS mechanism. Derivatives used to hedge our natural gas purchases are recoverable through the BGSS, subject to BPU approval. The offset to the change in fair value of these contracts is recorded as a Regulatory Asset or Regulatory Liability accordingly.

         Excess Plant Removal Costs represent amounts accrued in excess of actual utility plant removal costs incurred to date. All other amounts are subject to being returned to ratepayers in future rate proceedings.

         Cash and Cash Equivalents - For purposes of reporting cash flows, highly liquid investments with original maturities of three months or less are considered cash equivalents.

         Reclassifications - SJG reclassified some previously reported amounts to conform with current year classifications. Such reclassifications include the move of $2.1 million of certain operating expenses previously included in Revenue to Cost of Sales and Operations Expense for the three months ended March 31, 2004. These amounts are considered immaterial to the overall presentation of SJG's financial statements.

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

                                     SJG-12

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

         Pending Audits - The BPU issued an order under which it will perform a competitive services audit and a management audit that includes a focused review of SJG's gas supply and purchasing practices. The audits, which commenced in October 2004, are mandated by statute to be conducted at predetermined intervals. Management does not currently anticipate the outcome of these audits, which are nearing completion, to have a material effect on SJG's financial position, results of operations or liquidity.

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

         Other Regulatory Matters - Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas commodity supplier. As of March 31, 2005, 85,207 of SJG's residential customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. Unbundling did not change the fact that SJG still recovers cost of service, including deferred costs, through base rates.

         In December 2001, the BPU approved recovery of SJG's October 31, 2001 underrecovered gas cost balance of $48.9 million plus accrued interest since April 1, 2001 at a rate of 5.75%. The recovery of this balance was completed upon the settlement of SJG's base rate case in July 2004.

                                     SJG-13

         In March 2003, the BPU approved a statewide Universal Service Fund
(USF) program through which funds for the USF and Lifeline Credit and Tenants Assistance (Lifeline) Programs would be collected from customers of all electric and gas utilities in the state. In April 2004, SJG made its annual USF filing, along with the state's other electric and gas utilities, proposing a statewide USF budget of $105.5 million, which was later updated to $113.0 million. In June 2004, the BPU approved the statewide budget of $113.0 million and the increased rates were implemented effective July 1, 2004, resulting in a $3.9 million increase to SJG's annual USF recoveries. In April 2005, SJG made its annual USF filing, along with the state's other electric and gas utilities, proposing a statewide USF budget of $129.0 million.

         In February 2004, SJG filed notice with the BPU to reduce its gas cost revenues collected under the BGSS by approximately $5.0 million, via a rate reduction, in addition to providing for a $20.8 million bill credit to customers. Both the rate reduction and bill credit were approved and implemented in March 2004.

         In June 2004, SJG made its annual BGSS filing with the BPU requesting a $4.9 million increase in gas cost recoveries. In October 2004, the requested increase was approved on a provisional basis. In February 2005, SJG filed notice with the BPU to provide for an $11.4 million bill credit to customers. The bill credit was implemented in March 2005.

         In September 2004, SJG filed for a $2.6 million reduction to its annual Societal Benefits Clause (SBC) recovery level. The SBC recovers costs related to BPU-mandated programs, including environmental remediation costs that are recovered through SJG's RAC; energy efficiency and renewable energy program costs that are recovered through SJG's New Jersey Clean Energy Programs; consumer education program costs; and low income program costs that are recovered through the Universal Service Fund.

         In December 2004, the BPU approved the statewide funding of the New Jersey Clean Energy Programs of $745.0 million for the years 2005 through 2008. Of this amount, SJG will be responsible for approximately $25.4 million over the four-year period. Amounts not yet expended have been included in SJG's Contractual Obligations table included in Note 8.

         Filings and petitions described above are still pending unless otherwise indicated.

Note 3.  Related Party Transactions:

         SJG sells natural gas for resale to South Jersey Energy Company (SJE) and South Jersey Resources Group, LLC (SJRG), SJI's wholly owned subsidiaries. These sales comply with Section 284.402 of the Regulations of the Federal Energy Regulatory Commission (FERC). Sales to SJE were approximately $1.2 million for the three months ended March 31, 2004. SJG had no sales to SJE for the three months ended March 31, 2005. The amount due from SJE relating to these sales was $0.3 million at March 31, 2004. Sales to SJRG were approximately $2.3 million and $3.6 million for the three months ended March 31, 2005 and 2004, respectively. The amounts due from SJRG relating to these sales were $1.3 million and $0.9 million at March 31, 2005 and 2004, respectively.

                                     SJG-14

         We also meet some of our gas purchasing requirements by purchasing natural gas for resale from SJRG. Such purchases were approximately $1.6 million and $0.2 million for the three months ended March 31, 2005 and 2004, respectively. The amounts due to SJRG relating to gas purchases were $1.3 million and $83,200 at March 31, 2005 and 2004, respectively.

         SJG also provides transportation services to Marina Energy, LLC, an affiliate by common ownership. Sales for these services were $63,700 and $40,400 for the three months ended March 31, 2005 and 2004. The amount due relating to such services was $37,000 and $13,400 at March 31, 2005 and 2004, respectively.

         SJG provides billing services for third-party energy marketers supplying natural gas to customers within SJG's territory. For commercial and industrial customers, SJG provides this service for a fixed fee per customer. For residential customers, SJG purchases the accounts receivable at book value from the marketer and assumes all risk associated with the collection of such amounts. The fee paid by third-party energy marketers for the purchase of the residential accounts receivables includes a factor for potential uncollectible accounts. The largest marketer in SJG's territory is SJE. Fees charged for the billing service and the purchase of SJE's customer accounts receivable totaled $130,600 and $128,700 for the three months ended March 31, 2005 and 2004, respectively. The amounts due to SJE for account collections and the purchase of the residential accounts receivables were $10.6 million and $9.3 million at March 31, 2005 and 2004, respectively.

         SJG also provides billing services for South Jersey Energy Service Plus, LLC (SJESP), an affiliate by common ownership, and receives a fee for the provision of this service. Since the transfer of SJG's appliance service operations on September 1, 2004, fees for providing such services totaled $17,400 for the three months ended March 31, 2005. The amount due to SJESP relating to these collections was $1.0 million at March 31, 2005. SJG also provides information system and data management support to SJESP. Fees for providing such services totaled $58,900 for the three months ended March 31, 2005. The amount due to SJG related to these services was $22,200 at March 31, 2005.

         SJI and Conectiv Solutions, LLC formed Millennium Account Services, LLC (Millennium) to provide meter reading services in southern New Jersey. SJG uses the services of Millennium to read utility customers' meters on a monthly basis for a fee. The fees incurred by SJG related to such services were approximately $628,500 and $631,800 for the three months ended March 31, 2005 and 2004. The amounts due to Millennium for meter reading services were $0.2 million at March 31, 2005 and 2004.

Note 4.  Long-Term Debt:

         On February 1, 2005, SJG retired the remaining $7.5 million of its 8.6% Unsecured Debenture Notes due 2010 for a call premium of $184,500.

                                     SJG-15

Note 5.  Preferred Stock:

         On March 30, 2005, we provided notice of our intent to redeem our Redeemable Cumulative Preferred 8% Series of preferred stock. The total amount outstanding as of the May 1, 2005 redemption date was $1.69 million.

Note 6.  Retained Earnings:

         Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on our common stock. As of March 31, 2005 and December 31, 2004, these restrictions did not affect the amount that may be distributed from SJG's retained earnings.

         SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the New Jersey Board of Public Utilities in July 2004, that granted SJG an increase in base rates. Per the order, SJG is required to maintain Total Common Equity of no less than $289.0 million. SJG's Total Common Equity balance was $323.5 million at March 31, 2005.

         We received an equity infusion of $15.0 million from SJI during 2004. Contributions of capital are credited to Other Paid-In Capital and Premium on Common Stock. Future equity contributions will occur on an as needed basis.

Note 7.  Pensions & Other Postretirement Benefit Plans:

         We participate in the defined benefit pension plans and other postretirement benefit plans of SJI. The pension plans provide annuity payments to the majority of full-time, regular employees upon retirement. Newly hired employees do not qualify for participation in the defined benefit pension plans. New hires are eligible to receive an enhanced version of the company's defined contribution plan (401K). The other postretirement benefit plans provide health care and life insurance benefits to some retirees.

         Net periodic benefit cost for the three months ended March 31, 2005 and 2004 related to the pension and other postretirement benefit plans consisted of the following components (in thousands):
                                                         Other Postretirement
                                  Pension Benefits              Benefits
                                2005          2004         2005           2004
                            ----------------------------------------------------
Service Cost                $     880     $     672     $     347     $     341
Interest Cost                   1,721         1,274           597           603
Expected Return on
   Plan Assets                 (2,416)       (1,580)         (347)         (351)
Amortization of
   Transition Obligation            -             -             -           189
Amortization of Loss
   and Other                      620           388            33            37
                            ----------------------------------------------------
                                     SJG-16

Net Periodic
   Benefit Cost             $     805     $     754     $     630     $     819
                            ====================================================

         The table above includes benefit costs capitalized by SJG related to its construction program. Capitalized pension benefit costs totaled $386,300 and $275,500 during the three months ended March 31, 2005 and 2004, respectively. Capitalized other postretirement benefit costs totaled $247,900 and $258,300 during the three months ended March 31, 2005 and 2004, respectively.

         As of November 2004, we implemented caps on the amount of the premium we pay for all employees eligible for postretirement health care. Employees are responsible for those costs which exceed the premium caps. As a result of these caps, we were able to reduce our postretirement benefit costs other than pension.

         Future Benefit Payments - The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

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

         Contributions - SJG expects to make no contributions to its pension plan in 2005; however, unfavorable changes in investment performance and the discount rate during the year may result in a contribution at the end of the year. SJG also has a regulatory obligation to contribute $3.6 million annually to its other postretirement benefit plans, less costs incurred directly by the company.

Note 8.  Commitments and Contingencies:

         Contractual Cash Obligations - The following table summarizes our contractual cash obligations and their applicable payment due dates as of March 31, 2005 (in thousands):

                                                            Up to        2 - 3        4 - 5     More than
 Contractual Obligations                      Total       1 Year         Years        Years       5 Years
 -----------------------                 ----------------------------------------------------------------

Long-Term Debt                            $   276,781  $     2,273  $     4,543  $         -   $   269,965
Interest on Long-Term Debt                    246,259       16,854       33,152       32,777       163,476
Operating Leases                                  573          267          248           42            16
Construction Obligations                        4,516        4,516            -            -             -
Commodity Supply
       Purchase Obligations                   200,888       33,419       79,674       63,428        24,367
New Jersey Clean Energy
       Program Funding (Note 2)                22,971        4,573       12,649        5,749             -
Other Purchase Obligations                      3,213        3,150           63            -             -
                                          ----------------------------------------------------------------
                                     SJG-17

Total Contractual Cash Obligations        $   755,201  $    65,052  $   130,329  $   101,996   $   457,824
                                          ================================================================

         Expected environmental remediation costs are not included in the table above due to the subjective nature of such costs and time of anticipated payments. SJG's regulatory obligation to contribute $3.6 million annually to its postretirement benefit plans other than pensions, less costs incurred directly by the company, is not included as the duration is indefinite. As a result, the total obligation cannot be calculated. As discussed in Note 7 - Contributions, SJG does not currently expect to make a pension contribution in 2005. Furthermore, future pension contributions cannot be determined at this time.

         Construction and Environmental Commitments - Our estimated net cost of construction and environmental remediation programs for 2005 totals $67.1 million. Commitments were made regarding some of these programs.

         Gas Supply Contracts - SJG, in the normal course of conducting business, has entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest that any of these contracts expires is March 2006. The transportation and storage service agreements between us and our interstate pipeline suppliers were made under Federal Energy Regulatory Commission approved tariffs. Our cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $4.1 million per month, recovered on a current basis through the BGSS.

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

         We successfully entered into settlements with all of our historic comprehensive general liability carriers regarding the environmental remediation expenditures at our sites. Also, we have purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that we will be required to make at 11 of our sites. This Policy will be in force until 2024 at 10 sites and until 2029 at one site. The future cost estimates discussed hereafter are not reduced by projected insurance recoveries from the Cleanup Cost Cap Insurance Policy.

         Since the early 1980s, we accrued environmental remediation costs of $145.2 million, of which $92.8 million has been spent as of March 31, 2005. With the assistance of a consulting firm, we estimate that undiscounted future costs to clean up our sites will range from $51.9 million to $191.4 million. We

                                     SJG-18

recorded the lower end of this range as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. It is reflected on the March 31, 2005 balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

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

         As of March 31, 2005, we reflected the unamortized remediation costs of $5.6 million on the balance sheet under the caption Regulatory Assets. Since implementing the RAC in 1992, we have recovered $44.5 million through rates.

                                     SJG-19

            Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Unaudited)


         Overview

         South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributed natural gas in the seven southernmost counties of New Jersey to 316,094 customers at March 31, 2005, compared with 307,044 customers at March 31, 2004. SJG also:

        o sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system;

        o transports natural gas purchased directly from producers or suppliers for its own sales and for some of its customers; and

        o serviced appliances via the sale of appliance service programs, as well as on a time and materials basis through September 1, 2004, at which time the business line was transferred out of SJG and into an affiliate by common ownership, South Jersey Energy Service Plus, LLC.

Forward-Looking Statement and Risk Factors

         Certain statements contained in this Quarterly Report on Form 10-Q may qualify as "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report should be considered forward-looking statements made in good faith by the Company and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of the Company's documents or oral presentations, words such as "anticipate", "believe", "expect", "estimate", "forecast", "goal", "intend", "objective", "plan", "project", "seek", "strategy" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include, but are not limited to, the following: general economic conditions on an international, national, state and local level; weather conditions in our marketing areas; changes in commodity costs; changes in the availability of natural gas; regulatory and court decisions; competition; the availability and cost of capital; costs and effects of legal proceedings and environmental liabilities; the failure of customers or suppliers to fulfill their contractual obligations; and changes in business strategies.

         A discussion of these and other risks and uncertainties may be found in the Company's Form 10-K for the year ended December 31, 2004. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Quarterly Report on Form 10-Q or, in any document incorporated by reference, the date of such document. While the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, the Company undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.

Critical Accounting Policies

         Estimates and Assumptions - As described in the notes to our financial statements, management must make estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results could differ from those estimates. SJG's Form 10-K for the year ended December 31, 2004 describes five critical accounting policies within the section Management's Discussion and Analysis that require a significant amount of judgment and estimation. These relate to regulatory accounting, energy derivatives, environmental remediation costs, pension and other postretirement employee benefit costs, and revenue recognition.

         New Accounting Pronouncements - See detailed discussions concerning New Accounting Pronouncements and their impact on SJG in Note 1 to the condensed financial statements.

                                     SJG-20

         Temperature Adjustment Clause New Accounting Pronouncements - A BPU-approved Temperature Adjustment Clause (TAC) decreased SJG's net income by $0.9 million and $0.7 million for the three months ended March 31, 2005 and 2004, respectively, due to lower than normal temperatures. The clause is designed to mitigate the effect of variations in heating season temperatures from historical norms. While we record the revenue and income impacts of TAC adjustments as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next clause year. Each TAC year begins October 1.

         Recent Regulatory Actions - See detailed discussions concerning Recent Regulatory Actions in Note 2 to the condensed financial statements.

         Environmental Remediation - We incurred and recorded costs for environmental clean up of 12 sites where SJG or its predecessors operated manufactured gas plants (MGP). SJG stopped manufacturing gas in the 1950s. We successfully entered into settlements with all of SJG's historic comprehensive general liability carriers regarding environmental remediation expenditures at former MGP sites. As part of these settlements, SJG purchased an insurance policy that caps its remediation expenditures at 11 of these sites. The insurance policy is in force until 2024 at 10 sites and until 2029 at one site.

         We believe that all costs incurred net of insurance recoveries relating to the MGP sites will be recovered through rates under SJG's Remediation Adjustment Clause (RAC). The RAC currently permits us to recover incurred costs in equal installments over 7-year periods with carrying costs. As of March 31, 2005, we have $5.6 million of remediation costs not yet recovered through rates.

         Other matters are discussed in Note 8 to the condensed financial statements included as part of this report.

Results of Operations

         Operating Revenues - Revenues increased $12.3 million during the first quarter of 2005 compared with the same period last year primarily due to two factors. First, SJG added 9,050 customers during the 12-month period ended March 31, 2005, which represents a 2.9% increase in total customers. Second, 20% of the residential customers purchasing their gas from a source other than SJG migrated back to utility sales service. The number of residential transportation customers decreased from 106,620 at March 31, 2004, to 85,207 at March 31, 2005 as third party marketers are finding it difficult to compete with the utility under current market conditions. This migration of customers from transportation service back to sales service has a direct impact on utility revenues as charges for gas costs are included in sales revenues and not in transportation revenues. However, since gas costs are passed on directly to customers without any profit margin added by SJG, the change in customer utilization of gas marketers did not impact SJG's profitability.

                                     SJG-21

         Partially offsetting these factors were lower customer utilization rates combined with 1.5% warmer weather in the first quarter of 2005 compared with the same period in 2004, a $6.4 million decrease in Off-System Sales (OSS) revenues, and the impact of the July 2004 rate case settlement on revenues. The decrease in the OSS revenues was the direct impact of lower sales volume. This was partially offset by an increase in capacity release activity during the period. Capacity release allows SJG to sell any unused capacity for a profit, but the revenues from such activities are much lower than those from OSS since no commodity is included in the sale. Finally, SJG's revenues were lower due to the impact of the July 2004 settlement of several matters before the BPU. This settlement increased SJG's base rates and at the same time reduced rates in several clauses that were no longer needed to recover costs. SJG was either no longer incurring or had already recovered the specific costs that these clauses were designed to recover. Since revenues raised under these clauses were for cost recovery only and had no profit margin built in, their elimination has no impact on SJG's net income.

         The base rate increase discussed above and in greater detail in Note 2 to the condensed financial statements, had the impact of increasing utility margins (revenues less gas costs and associated energy taxes) by approximately $3.9 million during the first quarter of 2005 compared with the same period last year.

         As a result of SJG's Temperature Adjustment Clause (TAC), revenues from utility ratepayers are closely tied to 20-year normal temperatures calculated under the clause and not actual temperatures. While the clause significantly reduces fluctuations in revenues related to temperature, as a general rule, revenues continue to be positively impacted by colder weather and negatively impacted by warmer weather. Weather during the first three months of 2005 was 1.5% warmer than the same period in 2004, and 5.9% colder than the 20-year TAC average.


         Total gas throughput increased 10.9% to 47.0 billion cubic feet
(Bcf) from March 31, 2004 to March 31, 2005. The higher throughput was primarily due to a significant increase in capacity release activity during the first quarter of 2005. While revenues from such activities are not as high as those including the actual sale of commodity, contributions to margins are still comparable.

         The following is a comparison of operating revenue and throughput for the three months ended March 31:

                                                    2005             2004
                                                   ------           ------
Operating Revenues (thousands):
Firm
     Residential                               $      97,171     $      81,141
     Commercial                                       35,204            23,966
     Industrial                                        2,055             2,317
     Cogeneration & Electric Generation                  849               419
     Firm Transportation                              24,757            32,869
                                               -------------     -------------

         Total Firm Operating Revenues               160,036           140,712
                                               -------------     -------------

Interruptible                                            415               288
Interruptible Transportation                             599               295
Off-System                                            48,905            55,352
Capacity Release & Storage                             4,192             2,727
Appliance Service                                          -             2,136
Other                                                    390               750
                                               -------------     -------------

                                     SJG-22

         Total Operating Revenues                 $  214,537     $     202,260
                                               =============     =============

Throughput (MMcf):
Firm
     Residential                                       8,304             7,488
     Commercial                                        3,353             2,431
     Industrial                                          100                92
     Cogeneration & Electric Generation                   65                25
     Firm Transportation                              10,233            12,212
                                               -------------     -------------

         Total Firm Throughput                        22,055            22,248
                                               -------------     -------------

Interruptible                                             38                34
Interruptible Transportation                             855               576
Off-System                                             6,663             7,833
Capacity Release & Storage                            17,354            11,662
                                               -------------     -------------

         Total Throughput                             46,965            42,353
                                               =============     =============

         Cost of Sales - SJG's cost of sales increased $7.2 million during the first quarter of 2005 compared with the same period in 2004 due principally to the increase in SJG's total customer base and the impact of the migration of customers from transportation service back to sales service as discussed in detail under Operating Revenues. This increase was partially offset by lower Off-System Sales volume. While changes in gas costs associated with OSS directly impact cost of sales, changes in the unit cost of gas sold to utility ratepayers do not always directly affect cost of sales. We defer fluctuations in gas costs to ratepayers not reflected in current rates to future periods under a BPU-approved Basic Gas Supply Service (BGSS) price structure.

         Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its sales customers. We do not anticipate any difficulty renewing or replacing expiring contracts under substantially similar terms and conditions.

         Operating Expenses - A summary of principal changes in other operating expenses for the three months ended March 31 (in thousands):
                                              2005 vs. 2004

         Operations                             $   1,503
         Maintenance                                  148
         Depreciation                                (805)
         Energy and Other Taxes                       165

                                     SJG-23

         Operations expense increased $1.5 million during the first quarter of 2005 compared to the same period in 2004 primarily as a result of higher bad debt expense which increased by $0.9 million. During the first quarter of 2005, SJG increased its reserve for uncollectible accounts by $0.7 million to address the increase in the accounts receivable balances at March 31, 2005 compared with March 31, 2004. During the first quarter of 2004, the BPU approved a BGSS refund of $20.8 million which improved our accounts receivable aging significantly, resulting in a reduction in SJG's reserve of approximately $0.1 million in that period. SJG provided customers with an additional BGSS refund in March 2005 in the amount of $11.3 million. While this refund also improved the accounts receivable aging at March 31, 2005, it was significantly less than the prior year refund. In addition, the month of March 2005 was 24% colder than March 2004. As collection on March sales is recovered on a cycle basis, a large portion is not recovered until April; therefore, the increase in billed sales in March 2005 directly impacts the amount outstanding as of the end of the quarter.

         The remaining increase in operations expense primarily resulted from higher administrative and general expenses (A&G). A&G increased as a result of higher employee benefit costs; increased regulatory expenses resulting from amortizations approved in the July 2004 rate case settlement; and a 2004 reduction of SJG's reserve for outstanding claims in the amount of $0.3 million following a period of favorable claims settlements. It should be noted that the amortizations of approximately $0.1 million resulting from the rate case settlement were included in rate recovery from its customers and had no impact on net income.

         Depreciation decreased for the three months ended March 31, 2005 compared with the three months ended March 31, 2004 due mainly to lower depreciation rates approved by the BPU as part of SJG's recent rate case settlement. SJG's composite depreciation rate was reduced from 2.9% to 2.4% effective July 2004.

         Other Income and Expense - Other income and expense was higher during the first quarter of 2004 compared with 2005 due to a pre-tax gain of $686,000 on SJG's post-retirement healthcare plan trust. The movement of plan assets to a new investment manager triggered the recognition of gains on investments in 2004.

         Interest Charges - Interest charges increased $120,000 in the first quarter of 2005 compared with the same period last year primarily due to higher levels of fixed rate, long-term debt outstanding, partially offset by lower levels of short-term debt outstanding.

         Net Income - Net income increased $1.9 million, or 7.2%, to $22.6 million in the first quarter of 2005 as compared with $20.7 million in the same period of 2004. Reasons for the increase in net income in 2005 are discussed in detail above.

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

                                     SJG-24

         We first seek to meet liquidity needs with net cash provided by operating activities. Net cash provided by operating activities totaled $76.7 million and $84.0 million for the three months ended March 31, 2005 and 2004, respectively. Net cash provided by operating activities varies from year to year primarily due to the impact of weather on customer demand and related gas purchases, inventory utilization and gas cost recoveries.

         In addition to annual fluctuations, SJG's operations are also subject to seasonal fluctuations. Significant changes in the balances of current assets and current liabilities can occur from the end of one reporting period to another as evidenced by the changes on the condensed balance sheets. Cash inflows generally increase during the first quarter as a result of collections on winter season accounts receivable and the increased use of gas in storage to serve customers. Much of this cash is used to pay down short-term notes payable to banks and cover dividend requirements. SJG also ends each calendar year in a prepaid tax position due to mandatory prepayment requirements on all state taxes. Such prepayments are credited against amounts otherwise due during the first quarter; thus, further improving first quarter liquidity.

         Sales during the first quarter historically exceed any other quarter during the year. As a result, accounts receivable is generally at its highest as of March 31st as compared to any other quarter end. Unlike billed sales, customer receivables associated with unbilled revenue will track temperatures during the last month of the reporting period. As such, unbilled revenues will generally be highest at the end of the fourth quarter as weather is colder in the month of December compared with March, June and September.

          We use short-term borrowings under lines of credit from commercial banks to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, we refinance short-term debt incurred to finance capital expenditures with long-term debt. Bank credit available to SJG totaled $176.0 million at March 31, 2005, of which $10.0 million was used. Those bank facilities consist of a $100.0 million, 3-year revolving credit facility that expires in August 2006 and $76.0 million of uncommitted bank lines. The revolving credit was established in August 2003 with a syndicate of banks to enhance the liquidity position of SJG. The revolving credit facility contains certain financial covenants measured on a quarterly basis. SJG was in compliance with these covenants as of March 31, 2005. Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our future liquidity needs.

         SJG supplements its operating cash flow and credit lines with both debt and capital contributions from its parent, SJI. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance its

                                     SJG-25

long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. Under a $150.0 million MTN program established in December 2002, SJG issued $110.0 million of long-term debt in 2003. SJG issued the remaining $40.0 million of notes under the MTN program in August 2004 at an average interest rate of 5.66% and an average maturity of 17 years. We used the proceeds of all of the issues to refinance short-term debt outstanding to commercial banks and for the redemption of certain high interest bearing securities. In addition, SJG redeemed $15.0 million of its 7.7% MTN in July 2004. We anticipate establishing a new MTN program by mid-2005.

         On March 30, 2005, we provided notice of our intent to redeem our Redeemable Cumulative Preferred 8% Series of preferred stock. The total amount outstanding as of the May 1, 2005 redemption date was $1.69 million.

          SJI contributed $15.0 million of capital to SJG during 2004. Contributions of capital are credited to Other Paid-in Capital and Premium on Common Stock.

          SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the New Jersey Board of Public Utilities in July 2004, that granted SJG an increase in base rates. Per the order, SJG is required to maintain Total Common Equity of no less than $289.0 million. SJG's Total Common Equity balance was $323.5 million at March 31, 2005.

         SJG's capital structure, excluding preferred stock which is immaterial, was as follows:

                                   March 31,               December 31,
                                     2005                      2004
                                ---------------------------------------

Common Equity                        53%                       48%
Long-Term Debt                       45%                       44%
Short-Term Debt                       2%                        8%
                                  ----------------------------------

         Total                      100%                      100%
                                  ==================================

         SJG's long-term, senior secured debt is rated "A" and "Baa1" by Standard & Poor's and Moody's Investor Services, respectively. These ratings have not changed in the past five years.

Capital Expenditures, Commitments and Contingencies

         Capital Expenditures - SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net construction and remediation expenditures for the three months ended March 31, 2005 amounted to $12.5 million. We estimate the net costs for 2005, 2006 and 2007 at approximately $67.1 million, $42.1 million and $43.8 million, respectively.

         Commitments and Contingencies - SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of March 31, 2005 average $43.9 million annually and total $200.9 million over the contracts' lives. Approximately 24% of the financial commitment under these contracts expires during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

                                     SJG-26

         Off-Balance Sheet Arrangements - SJG has no off-balance sheet financing arrangements.

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


             Item 3. Quantitative and Qualitative Disclosures About
                     Market Risks of the Company (Unaudited)

Market Risks

         Commodity Market Risks - SJG primarily transacts commodities on a physical basis. As part of its gas purchasing strategy, SJG occasionally uses financial derivative contracts to hedge against forward price risk. These contracts are recoverable through SJG's BGSS, subject to BPU approval. The fair value and maturity of these energy trading contracts determined under the mark-to-market method as of March 31, 2005 is as follows (in thousands):

Assets                                                  Maturity     Maturity      Beyond
      Source of Fair Value                              < 1 Year    1 - 3 Years    3 Years      Total
                                                        --------    -----------    -------      -----


Prices Actively Quoted                  NYMEX         $    4,940   $        -    $       -    $    4,940
Other External Sources                  Basis                  -            -            -             -
                                                      --------------------------------------------------
Total                                                 $    4,940   $        -    $       -    $    4,490
                                                      ==================================================

Liabilities                                             Maturity     Maturity      Beyond
      Source of Fair Value                              < 1 Year    1 - 3 Years    3 Years      Total
                                                        --------    -----------    -------      -----

Prices Actively Quoted                  NYMEX         $        9   $        -    $       -    $        9
Other External Sources                  Basis                  -            -            -             -
                                                      --------------------------------------------------
Total                                                 $        9   $        -    $       -    $        9
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

      A reconciliation of SJG's estimated net fair value of energy-related derivatives, including energy trading and hedging contracts, follows (in thousands):

     Net Derivatives -- Energy Related Liability, January 1, 2005     $    (528)
     Contracts Settled During Quarter Ended March 31, 2005                  243
     Other Changes in Fair Value from Continuing
       and New Contracts, Net                                             5,216
                                                                       ---------
     Net Derivatives -- Energy Related Asset, March 31, 2005          $   4,931
                                                                      ==========
                                     SJG-27

         Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable rate borrowings. Our short-term, variable rate debt outstanding at March 31, 2005, was $10.0 million and averaged $32.8 million during the first quarter of 2005. A hypothetical 100 basis point (1%) increase in interest rates on our average variable rate debt outstanding would result in a $194,000 increase in our annual interest expense, net of tax. We chose the 100 basis point increase for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2004 - 115 b.p. increase; 2003 - 31 b.p. decrease; 2002 - 74 b.p.
decrease; 2001 - 383 b.p. decrease; and 2000 - 83 b.p. increase. For December 2004, our average interest rate on variable rate debt was 2.89%.

         SJG primarily issues long-term debt at fixed rates and, consequently, interest expense on existing debt is not significantly impacted by changes in market interest rates. SJG redeemed, at par, $7.5 million of 8.6% debenture notes in February 2005. In November 2004, SJG entered into a derivative transaction known as a "Treasury Lock" to hedge against the impact of possible interest rate increases on a $10.0 million, 30-year debt issuance planned for July 2005.

         Ratio of Earnings to Fixed Charges - The company's ratio of earnings to fixed charges for each of the periods indicated is as follows:

   Twelve Months
       Ended
     March 31,                          Year Ended December 31,
     ---------         ---------------------------------------------------------
       2005            2004        2003         2002         2001         2000
       ----            ----        ----         ----         ----         ----
       4.0x            3.9x        3.3x         2.9x         2.6x         2.6x

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


                         Item 4. Controls and Procedures

         SJG management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

         No change in SJG's internal control over financial reporting occurred during SJG's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     SJG-28

                          PART II -- OTHER INFORMATION

                            Item l. Legal Proceedings

         Information required by this Item is incorporated by reference to Part I, Item 1, Note 8, beginning on page 17.

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

                            SOUTH JERSEY GAS COMPANY
                                  (Registrant)



  Dated:  May 10, 2005    By:  /s/ Edward J. Graham
                              ----------------------------------------
                              Edward J. Graham
                              Chairman, President & Chief Executive Officer



  Dated:  May 10, 2005    By: /s/ David A. Kindlick
                              ----------------------------------------
                              David A. Kindlick
                              Executive Vice President & Chief Financial Officer


                                     SJG-30