Form 10-Q
period 2005-06-30
SOUTH JERSEY GAS CO/NEW
filed 2005-08-09
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 5, 2005 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements — See Pages 3 through 22

SJG - 2

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2005	2004

Operating Revenues	$86,083	$75,970

Operating Expenses:
Cost of Sales	55,111	47,066
Operations	11,939	13,170
Maintenance	1,511	1,439
Depreciation	5,437	6,303
Energy and Other Taxes	1,952	1,983

Total Operating Expenses	75,950	69,961

Operating Income	10,133	6,009

Other Income and Expense	(9)	(8)

Interest Charges	4,193	4,348

Income Before Income Taxes	5,931	1,653

Income Taxes	2,577	830

Net Income	$3,354	$823

The accompanying footnotes are an integral part of the financial statements.

SJG - 3

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2005	2004

Operating Revenues	$300,620	$278,230

Operating Expenses:
Cost of Sales	199,455	184,162
Operations	27,228	26,956
Maintenance	3,004	2,784
Depreciation	10,795	12,466
Energy and Other Taxes	6,846	6,711

Total Operating Expenses	247,328	233,079

Operating Income	53,292	45,151

Other Income and Expense	(38)	559

Interest Charges	8,633	8,668

Income Before Income Taxes	44,621	37,042

Income Taxes	18,702	15,513

Net Income	$25,919	$21,529

The accompanying footnotes are an integral part of the financial statements.

SJG - 4

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2005	2004

Net Income	$3,354	$823

Other Comprehensive Income (Loss), Net of Tax:*

Change in Fair Value of Investments	121	(26)
Change in Fair Value of Derivatives	(615)	4

Other Comprehensive Loss - Net of Tax*	(494)	(22)

Comprehensive Income	$2,860	$801

	Six Months Ended
	June 30,
	2005	2004

Net Income	$25,919	$21,529

Other Comprehensive Income (Loss), Net of Tax:*

Change in Fair Value of Investments	78	(301)
Change in Fair Value of Derivatives	(718)	4

Other Comprehensive Loss - Net of Tax*	(640)	(297)

Comprehensive Income	$25,279	$21,232

* Determined using a combined statutory tax rate of 40.85%.

The accompanying footnotes are an integral part of the financial statements.

SJG - 5

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2005	2004

Cash Flows from Operating Activities:
Net Income	$25,919	$21,529
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	12,238	13,632
Provision for Losses on Accounts Receivable	838	461
Revenues and Fuel Costs Deferred - Net	(4,943)	12,784
Deferred and Non-Current Income Taxes and Credits - Net	5,526	6,326
Environmental Remediation Costs - Net	(797)	(1,216)
Gas Plant Cost of Removal	(443)	(400)
Changes in:
Accounts Receivable	16,512	25,515
Inventories	16,049	9,317
Prepayments and Other Current Assets	(1,678)	(755)
Prepaid and Accrued Taxes - Net	(2,233)	(15,423)
Accounts Payable and Other Accrued Liabilities	(5,890)	9,326
Other Assets	5,808	3,382
Other Liabilities	(1,586)	(1,010)

Net Cash Provided by Operating Activities	65,320	83,468

Cash Flows from Investing Activities:
Capital Expenditures	(30,295)	(32,055)

Net Cash Used in Investing Activities	(30,295)	(32,055)

Cash Flows from Financing Activities:
Net Repayments of Lines of Credit	(15,500)	(59,500)
Principal Repayments of Long-Term Debt	(12,773)	(6,773)
Redemption of Preferred Stock	(1,690)	-
Dividends on Common Stock	(5,626)	-
Premium for Early Retirement of Debt	(184)	-
Payments for Issuance of Long-Term Debt	(100)	(42)
Additional Investment by Shareholder	-	15,000

Net Cash Used in Financing Activities	(35,873)	(51,315)

Net (Decrease) Increase in Cash and Cash Equivalents	(848)	98
Cash and Cash Equivalents at Beginning of Period	3,310	3,210

Cash and Cash Equivalents at End of Period	$2,462	$3,308

The accompanying footnotes are an integral part of the financial statements.

SJG - 6

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30,	December 31,
	2005	2004

Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$984,100	$957,287
Accumulated Depreciation	(231,588)	(224,506)

Property, Plant and Equipment - Net	752,512	732,781

Investments:
Available-for-Sale Securities	5,326	5,296

Current Assets:
Cash and Cash Equivalents	2,462	3,310
Accounts Receivable	52,882	39,916
Unbilled Revenues	4,835	34,861
Provision for Uncollectibles	(3,161)	(2,871)
Natural Gas in Storage, average cost	49,369	65,691
Materials and Supplies, average cost	4,826	4,553
Prepaid Taxes	12,556	6,104
Derivatives - Energy Related Assets	2,717	1,273
Other Prepayments and Current Assets	3,756	2,078

Total Current Assets	130,242	154,915

Regulatory Assets:
Gross Receipts and Franchise Taxes	702	924
Environmental Remediation Costs:
Expended - Net	6,077	5,281
Liability for Future Expenditures	52,701	51,046
Income Taxes - Flowthrough Depreciation	6,152	6,641
Deferred Postretirement Benefit Costs	2,835	3,024
Societal Benefit Costs	790	4,562
Other Regulatory Assets	1,306	1,157

Total Regulatory Assets	70,563	72,635

Other Noncurrent Assets:
Unamortized Debt Discount and Expense	7,931	7,957
Prepaid Pension	23,558	24,812
Accounts Receivable - Merchandise	6,704	7,101
Other	1,727	2,089

Total Other Noncurrent Assets	39,920	41,959

Total Assets	$998,563	$1,007,586

The accompanying footnotes are an integral part of the financial statements.

SJG - 7

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30,	December 31,
	2005	2004

Capitalization and Liabilities

Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	170,317	170,317
Accumulated Other Comprehensive Loss	(753)	(112)
Retained Earnings	145,363	130,695

Total Common Equity	320,775	306,748

Preferred Stock:
Redeemable Cumulative Preferred 8% Series - Par Value $100
per share; Authorized 41,966 shares; 0 and 16,904 shares outstanding
at June 30, 2005 and December 31, 2004, respectively	-	1,690

Long-Term Debt	272,235	282,008

Total Capitalization	593,010	590,446

Current Liabilities:
Notes Payable	37,500	53,000
Current Maturities of Long-Term Debt	2,273	5,273
Accounts Payable	54,779	59,026
Derivatives - Energy Related Liabilities	259	1,800
Derivatives - Other	1,558	344
Deferred Income Taxes - Net	4,734	2,627
Customer Deposits	9,006	8,846
Environmental Remediation Costs	18,792	13,531
Taxes Accrued	5,447	1,228
Dividends Declared	5,626	-
Interest Accrued and Other Current Liabilities	10,582	12,386

Total Current Liabilities	150,556	158,061

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	140,949	138,208
Environmental Remediation Costs	33,908	37,515
Regulatory Liabilities	62,813	63,836
Pension and Other Postretirement Benefits	10,282	11,039
Investment Tax Credits	2,962	3,129
Other	4,083	5,352

Total Deferred Credits and Other Noncurrent Liabilities	254,997	259,079

Total Capitalization and Liabilities	$998,563	$1,007,586

The accompanying footnotes are an integral part of the financial statements.

SJG - 8

Notes to Condensed Financial Statements (Unaudited)

Note 1.  Summary of Significant Accounting Policies:

The Entity - South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of South Jersey Gas Company (SJG). In our opinion, the condensed financial statements reflect all adjustments needed to fairly present SJG’s financial position and operating results at the dates and for the periods presented. Our business is subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. These financial statements should be read in conjunction with SJG’s 2004 Form 10-K.

Equity Investments - We classify equity investments purchased as long-term investments as Available-for-Sale Securities on our condensed balance sheets and carry them at their fair value with any unrealized gains or losses included in Accumulated Other Comprehensive Loss.

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

Regulation - SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). We maintain our accounts according to the BPU’s prescribed Uniform System of Accounts. SJG follows the accounting for regulated enterprises prescribed by the Financial Accounting Standards Board (FASB) Statement No. 71, “Accounting for the Effects of Certain Types of Regulation.” In general, Statement No. 71 allows deferral of certain costs and creation of certain obligations when it is probable that these items will be recovered from or refunded to customers in future periods.

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

SJG - 9

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

Property, Plant & Equipment - For regulatory purposes, utility plant is stated at original cost, which may be different than SJG’s cost if the assets were acquired from another regulated entity. The cost of adding, replacing and renewing property is charged to the appropriate plant account.

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

Capitalized Interest - SJG capitalizes interest on construction at the rate of return on rate base utilized by the BPU to set rates in the last base rate proceeding. Capitalized interest is included in Utility Plant on the condensed balance sheets and is reflected on the condensed statements of income as a reduction of Interest Charges. For the periods ended June 30, SJG capitalized interest as follows:

	June 30, 2005	June 30, 2004

Quarter ended	$253,000	$172,800
Six months ended	542,500	331,100

SJG - 10

Impairment of Long-Lived Assets - We review the carrying amount of an asset for possible impairment whenever events or changes in circumstances indicate that such amount may not be recoverable. For the six months ended June 30, 2005 and the year ended December 31, 2004, we did not identify any significant impairments.

Derivative Instruments - SJG accounts for derivative instruments in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We record all derivatives, whether designated as hedging relationships or not, on the condensed balance sheets at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. If the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. We currently have no fair value hedges. If the derivative is designated as a cash flow hedge, we record the effective portion of the hedge in Accumulated Other Comprehensive Loss and recognize it in the condensed income statement when the hedged item affects earnings. We recognize ineffective portions of changes in the fair value of cash flow hedges in earnings.

As part of its gas purchasing strategy, SJG occasionally uses financial contracts to hedge against forward price risk. The costs or benefits of these short-term contracts are recoverable through our BGSS, subject to BPU approval. As of June 30, 2005 and December 31, 2004, SJG had $(2.9) million and $0.5 million of (benefits) costs, respectively, included in its BGSS related to open financial contracts (See Caption Regulatory Assets & Regulatory Liabilities).

The vast majority of our contracts relate to physical transactions that qualify for the normal purchase and sale exception. Therefore, we are not required to mark these contracts to market.

From time to time we enter into interest rate derivative agreements to hedge exposure to increasing rates with respect to our variable rate debt. The differential to be paid or received as a result of these agreements is accrued as interest rates change and is recognized as an adjustment to Interest Charges. We account for these interest rate derivatives as cash flow hedges. In November 2004, we entered into a derivative transaction known as a “Treasury Lock” to hedge against the impact of possible interest rate increases on a $10.0 million, 30-year debt issuance originally planned for July 2005. SJG terminated that Treasury Lock on its July 15, 2005 expiration date at a cost of $1.2 million. Because SJG anticipates issuing replacement debt within 60 days of July 15, 2005, that cost was deferred and will be amortized over the life of that debt. As of June 30, 2005 and December 31, 2004, the market value of this contract was $(1,558,200) and $(344,000), respectively, which represents the amount we would have to pay the counterparty to terminate the contracts as of those dates. We included these balances on the condensed balance sheets under Derivatives - Other. As of June 30, 2005 and December 31, 2004, we calculated the derivatives to be highly effective as defined under Statement No. 133; therefore, we recorded the change in fair value of the contracts, net of taxes, in Accumulated Other Comprehensive Loss (See Note 9 - Subsequent Events).

We determine the fair value of interest rate derivative agreements using quotations from independent parties.

SJG - 11

Asset Retirement Costs -We have certain easements and right-of-way agreements that qualify as legal obligations under FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” However, as it is our intent to maintain these agreements in perpetuity, we have not recorded any liabilities associated with these agreements. SJG recovers certain asset retirement costs through rates charged to customers. As of June 30, 2005 and December 31, 2004, we had accrued amounts in excess of actual removal costs incurred totaling $47.7 and $47.3 million, respectively, which are recorded as Regulatory Liabilities on the condensed balance sheets in accordance with Statement No. 143.

New Accounting Pronouncements - Effective in 2003, SJI adopted the policy of accounting for stock-based compensation using the fair value based method on a prospective basis. This method calls for expensing the estimated fair value of a stock option. In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. While this statement is not effective until reporting periods beginning after January 1, 2006, management has completed its assessment of Statement No. 123(R) and has determined that it does not have any impact on either SJG’s or SJI’s accounting for share-based payments.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29, Accounting for Nonmonetary Transactions.” This statement redefines the types of nonmonetary exchanges that require fair value measurement. Statement No. 153 is effective for nonmonetary transactions entered into on and after July 1, 2005; however, we do not expect it to have any impact on our financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” and is effective for fiscal years ending after December 15, 2005. Management is currently evaluating the effect of this standard, but does not anticipate the adoption of this interpretation to have a material effect on our financial statements.

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

SJG - 12

Years Remaining
Regulatory Asset	As of June 30, 2005
Gross Receipts and Franchise Taxes	2
Environmental Remediation Costs:
Expended - Net	Various
Liability for Future Expenditures	Not Applicable
Income Taxes - Flowthrough Depreciation	6
Deferred Postretirement Benefit Costs	8
Societal Benefit Costs	Various

Some of the assets reflected under the caption Other Regulatory Assets are currently being recovered from ratepayers as approved by the BPU. Management believes that the remaining deferred costs are probable of recovery from ratepayers through future utility rates, based on experience with previous BPU orders.

Regulatory Liabilities at June 30, 2005 and December 31, 2004 consisted of the following items (in thousands):

	June 30,	December 31,
	2005	2004

Deferred Gas Revenues - Net	$10,377	$12,334
Excess Plant Removal Costs	47,652	47,345
Overcollected State Taxes	3,948	3,871
Other	836	286
Total Regulatory Liabilities	$62,813	$63,836

Deferred Gas Revenues - Net represent SJG’s net overcollected gas costs and are monitored through SJG’s BGSS mechanism. Derivatives used to hedge our natural gas purchases are recoverable through the BGSS, subject to BPU approval. The offset to the change in fair value of these contracts is recorded as a Regulatory Asset or Regulatory Liability accordingly.

Excess Plant Removal Costs represent amounts accrued in excess of actual utility plant removal costs incurred to date. All other regulatory liability amounts are subject to being returned to ratepayers in future rate proceedings.

Cash and Cash Equivalents - For purposes of reporting cash flows, highly liquid investments with original maturities of three months or less are considered cash equivalents.

SJG - 13

Reclassifications - SJG reclassified some previously reported amounts to conform with current year classifications. Such reclassifications include the move of $2.0 million and $4.1 million of certain operating expenses previously included in Revenue to Cost of Sales and Operations Expense, respectively, for the three and six months ended June 30, 2004. These amounts are considered immaterial to the overall presentation of SJG’s condensed statements of income.

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

Included in the base rate increase was a change to the sharing of pre-tax margins on interruptible and off-system sales and transportation. SJG now recovers through its base rates $7.8 million that it had previously recovered through the sharing of pre-tax margins. As a result, the sharing of pre-tax margins now begins from dollar one, with SJG retaining 20%. Moreover, SJG now shares pre-tax margins from on-system capacity release sales, in addition to the interruptible and off-system sales and interruptible transportation. Effective July 1, 2006, the 20% retained by SJG will decrease to 15% of such margins.

As part of the overall settlement effective July 8, 2004, SJG reduced rates in several rate clauses that were no longer needed by SJG to recover costs. SJG was either no longer incurring or had already recovered the specific costs that these clauses were designed to recover. Since revenues raised under these clauses were for cost recovery only and had no profit margin built in, their elimination has no impact on SJG’s net income. However, SJG’s customers’ bills declined by an estimated $38.9 million annually due to the elimination of these clauses, more than offsetting the base rate increase awarded.

Pending Audits - The BPU issued an order under which it will perform a competitive services audit and a management audit that includes a focused review of SJG’s gas supply and purchasing practices. The audits, which commenced in October 2004, are mandated by statute to be conducted at predetermined intervals. Management does not currently anticipate the outcome of these audits, which are nearing completion, to have a material effect on SJG’s financial position, results of operations or liquidity.

SJG - 14

Appliance Service Business - On July 23, 2004, the BPU approved SJG’s petition and related agreements to transfer its appliance service business from the regulated utility. In anticipation of this transfer, SJI had formed South Jersey Energy Service Plus, LLC (SJESP) to perform appliance repair services after BPU approval of the transfer. SJESP purchased certain assets and assumed certain liabilities required to perform such repair services from SJG for the net book value of $1.2 million on September 1, 2004. The agreements also called for SJESP to pay an additional $1.5 million to SJG. This $1.5 million was credited by SJG to customers through the Remediation Adjustment Clause (RAC) and had no earnings impact on SJG. The transfer has no effect on the provision of safety-related or emergency-related services to the public since the transferred services include only non-safety related, competitive appliance services.

Other Regulatory Matters - Effective January 10, 2000, the BPU approved full unbundling of SJG’s system. This allows all natural gas consumers to select their natural gas commodity supplier. As of June 30, 2005, 82,829 of SJG’s residential customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in SJG’s revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG’s net income or financial condition. Unbundling did not change the fact that SJG still recovers cost of service, including deferred costs, through base rates.

In December 2001, the BPU approved recovery of SJG’s October 31, 2001 underrecovered gas cost balance of $48.9 million plus accrued interest since April 1, 2001 at a rate of 5.75%. The recovery of this balance was completed upon the settlement of SJG’s base rate case in July 2004.

In March 2003, the BPU approved a statewide Universal Service Fund (USF) program through which funds for the USF and Lifeline Credit and Tenants Assistance (Lifeline) Programs would be collected from customers of all New Jersey electric and gas utilities. In April 2004, SJG made its annual USF filing, along with the state’s other electric and gas utilities, proposing a statewide USF budget of $105.5 million, which was later updated to $113.0 million. In June 2004, the BPU approved the statewide budget of $113.0 million and the increased rates were implemented effective July 1, 2004, resulting in a $3.9 million increase to SJG’s annual USF recoveries. In April 2005, SJG made its annual USF filing, along with the state’s other electric and gas utilities, proposing no rate change to the statewide program. This rate proposal was approved by the BPU in June 2005.

In February 2004, SJG filed notice with the BPU to reduce its gas cost revenues collected under the BGSS by approximately $5.0 million, via a rate reduction, in addition to providing for a $20.8 million bill credit to customers. Both the rate reduction and bill credit were approved and implemented in March 2004.

SJG - 15

In June 2004, SJG made its annual BGSS filing with the BPU requesting a $4.9 million increase in gas cost recoveries. In October 2004, the requested increase was approved on a provisional basis. In February 2005, SJG filed notice with the BPU to provide for an $11.4 million bill credit to customers. The bill credit was implemented in March 2005. In June 2005, SJG made its annual BGSS filing with the BPU requesting a $17.1 million, or 6.3%, increase in gas cost recoveries in response to increasing wholesale gas costs.

In September 2004, SJG filed for a $2.6 million reduction to its annual Societal Benefits Clause (SBC) recovery level. The SBC recovers costs related to BPU-mandated programs, including environmental remediation costs that are recovered through SJG’s RAC; energy efficiency and renewable energy program costs that are recovered through SJG’s New Jersey Clean Energy Programs; consumer education program costs; and low income program costs that are recovered through the Universal Service Fund.

In December 2004, the BPU approved the statewide funding of the New Jersey Clean Energy Programs of $745.0 million for the years 2005 through 2008. Of this amount, SJG will be responsible for approximately $25.4 million over the four-year period. Amounts not yet expended have been included in SJG’s Contractual Obligations table included in Note 8.

Filings and petitions described above are still pending unless otherwise indicated.

Note 3.  Related Party Transactions:

SJG conducts business with its parent, SJI, and several of SJI’s other wholly owned subsidiaries. A description of each of these affiliates is as follows:

•	South Jersey Energy Company (SJE) - a third party energy marketer supplying natural gas to customers within our territory.

•
South Jersey Resources Group (SJRG) - a wholesale gas and risk management business that supplies natural gas to retail marketers, utility businesses and electricity generators in the mid-Atlantic and southern regions.

•	Marina Energy, LLC (Marina) - an owner and operator of production facilities for the commercial and industrial markets.

•	South Jersey Energy Service Plus (SJESP) - an appliance service and installation company.

SJG sells natural gas for resale to both SJE and SJRG. These sales comply with Section 284.02 of the Regulations of the Federal Energy Regulatory Commission (FERC). Additionally, we meet some of our gas purchasing requirements by purchasing natural gas for resale from SJRG. For SJE and SJESP, we also provide billing services. For SJE’s residential customers and all of SJESP’s customers for which we perform billing services, we purchase the related accounts receivable at book value plus a factor for potential uncollectible accounts and assume all risk associated with the collection of such amounts. Finally, we provide natural gas transportation services to Marina under BPU-approved utility tariffs.

SJG - 16

In addition to the above, SJG provides various administrative and professional services for SJI, SJE, SJRG, SJESP and Marina. These services include administrative support, information system and data management support, and office space rental. Likewise, SJI provides substantial administrative services on our behalf including such items as public and governmental relations, cash management and consulting services.

A summary of these related party transactions were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Sales and Services Provided to:	2005	2004	2005	2004

SJI	$172	$207	$739	$420
SJE	194	3,568	396	4,964
SJRG	1,303	560	3,622	4,184
Marina	54	59	151	107
SJESP	109	-	225	-

Sales and Services Received from:
SJRG	$1,101	$9,984	$2,727	$10,140
SJI	2,527	1,957	3,428	2,983

	As of June 30,	As of December 31,
Amounts due to:	2005	2004
SJI	$307	$741
SJE	3,288	622
SJRG	17	0
SJESP	1,033	1,808

Amounts due from:
SJI	61	49
SJE	65	79
SJRG	117	6
Marina	14	24
SJESP	64	83

SJG - 17

       For certain types of transactions, SJG and SJI serve as central processing agents for the related parties discussed above. Amounts due to and due from these related parties for pass-through items are not considered material to the financial statements takes as a whole and are not included in the amounts disclosed above.

Lastly SJG purchases meter reading services from Millennium Account Services, LLC (Millennium), a partnership between SJI and Conectiv Solutions, LLC. Millennium reads our utility customers’ meters on a monthly basis for a fee. Fees incurred by SJG, related to such services and amounts due were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Meter Reading Service	668	656	1,296	1,288

	As of June 30,	As of December 31,
	2005	2004
Amounts due to Millennium	225	440

Note 4.  Long-Term Debt:

On February 1, 2005, SJG retired the remaining $7.5 million of its 8.6% Unsecured Debenture Notes due 2010 with a call premium of $184,500.

Note 5.  Preferred Stock:

On May 2, 2005, we redeemed all of our Redeemable Cumulative Preferred 8% Series of preferred stock at par. The total amount redeemed was $1.69 million.

Note 6.  Retained Earnings:

Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on our common stock. As of June 30, 2005 and December 31, 2004, these restrictions did not affect the amount that may be distributed from SJG’s retained earnings.

We received an equity infusion of $15.0 million from SJI during 2004. Contributions of capital are credited to Other Paid-In Capital and Premium on Common Stock. Future equity contributions will occur on an as needed basis.

SJG - 18

Note 7.   Pensions & Other Postretirement Benefit Plans:

We participate in the defined benefit pension plans and other postretirement benefit plans of SJI. The pension plans provide annuity payments to the majority of full-time, regular employees upon retirement. Newly hired employees do not qualify for participation in the defined benefit pension plans. New hires are eligible to receive an enhanced version of the company’s defined contribution plan (401K). The other postretirement benefit plans provide health care and life insurance benefits to some retirees.

Net periodic benefit cost for the three and six months ended June 30, 2005 and 2004 related to the pension and other postretirement benefit plans consisted of the following components (in thousands):

		Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Service Cost	$497	$672	$1,377	$1,344
Interest Cost	943	1,274	2,664	2,548
Expected Return on Plan Assets	(1,323)	(1,580)	(3,739)	(3,160)
Amortization of Loss and Other	332	388	952	776
Net Periodic Benefit Cost	449	754	1,254	1,508
Capitalized Benefit Costs	(157)	(226)	(439)	(452)
Net Periodic Benefit Expense	$292	$528	$815	$1,056

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Service Cost	$19	$341	$366	$682
Interest Cost	385	603	982	1,206
Expected Return on Plan Assets	(394)	(351)	(741)	(702)
Amortization of Transition Obligation	-	189	-	378
Amortization of Loss and Other	71	37	104	74
Net Periodic Benefit Cost	81	819	711	1,638
Capitalized Benefit Costs	(28)	(246)	(249)	(491)
Net Periodic Benefit Expense	$53	$573	$462	$1,147

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

The decrease in pensions costs is primarily related to the expected returns on the $10.8 million pension contribution made in December 2004.

SJG - 19

As of November 2004, we implemented caps on the amount of the premium we pay for all employees eligible for postretirement health care. Employees are responsible for those costs which exceed the premium caps. As a result of these caps, we were able to reduce our postretirement benefit costs other than pension.

In addition, both pension and other postretirement benefit costs were reduced as a result of an early retirement plan offered in 2004.

Future Benefit Payments - The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

		Other
	Pension Benefits	Postretirement Benefits

2005	$3,823	$1,461
2006	3,987	1,651
2007	4,189	1,854
2008	4,420	2,036
2009	4,694	2,207
2010-2014	29,188	12,606

Contributions - We currently expect our 2005 pension contribution to range from $2.0 to $4.3 million depending on changes in investment performance and the discount rate for the year. SJG also has a regulatory obligation to contribute $3.6 million annually to its other postretirement benefit plans, less costs incurred directly by the company.

Note 8.  Commitments and Contingencies:

Contractual Cash Obligations - The following table summarizes our contractual cash obligations and their applicable payment due dates as of June 30, 2005 (in thousands):

		Up to	2 - 3	4 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt	$274,508	$2,273	$2,270	$-	$269,965
Interest on Long-Term Debt	237,786	16,761	32,966	32,777	155,282
Operating Leases	486	180	248	42	16
Construction Obligations	5,526	5,462	64	-	-
Commodity Supply Purchase Obligations	263,427	22,618	87,119	70,600	83,090
New Jersey Clean Energy
Program (Note 2)	22,141	4,341	13,800	4,000	-
Other Purchase Obligations	5,505	2,355	1,800	1,350	-

Total Contractual Cash Obligations	$809,379	$53,990	$138,267	$108,769	$508,353

SJG - 20

Expected environmental remediation costs are not included in the table above due to the subjective nature of such costs and timing of anticipated payments. SJG’s regulatory obligation to contribute $3.6 million annually to its postretirement benefit plans other than pensions, less costs incurred directly by the company, is not included as the duration is indefinite. As a result, the total obligation cannot be calculated. As discussed in Note 7, we currently expect our 2005 pension contribution to range from $2.0 to $4.3 million depending on changes in investment performance and the discount rate for the year. Furthermore, future pension contributions beyond 2005 cannot be determined at this time.

Construction and Environmental Commitments - Our estimated net cost of construction and environmental remediation programs for 2005 totals $67.1 million. Commitments were made regarding some of these programs.

Gas Supply Contracts - SJG, in the normal course of conducting business, has entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest that any of these contracts expires is March 2006. The transportation and storage service agreements between us and our interstate pipeline suppliers were made under Federal Energy Regulatory Commission approved tariffs. Our cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $4.4 million per month, recovered on a current basis through the BGSS.

Pending Litigation - We are subject to claims arising from the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can determine the amount or range of amounts of likely settlement costs for those claims. Management does not currently anticipate the disposition of any known claims to have a material adverse effect on SJG’s financial position, results of operations or liquidity.

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

SJG - 21

Since the early 1980s, we accrued environmental remediation costs of $146.7 million, of which $94.0 million has been spent as of June 30, 2005. With the assistance of a consulting firm, we estimate that undiscounted future costs to clean up our sites will range from $52.7 million to $186.2 million. We recorded the lower end of this range as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. It is reflected on the June 30, 2005 condensed balance sheet under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements.

We have two regulatory assets associated with environmental costs. The first asset, Environmental Remediation Cost: Expended - Net, represents what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB Statement No. 71. The BPU allows us to recover expenditures through the RAC.

The other asset, Environmental Remediation Cost: Liability for Future Expenditures, relates to estimated future expenditures determined under the guidance of FASB Statement No. 5, "Accounting for Contingencies." We recorded this amount, which relates to former manufactured gas plant sites, as a regulatory asset under Statement No. 71 with the corresponding amount reflected on the condensed balance sheets under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities. The BPU's intent, evidenced by current practice, is to allow us to recover the deferred costs after they are spent over 7-year periods.

As of June 30, 2005, we reflected the unamortized remediation costs of $6.1 million on the condensed balance sheet under the caption Regulatory Assets. Since implementing the RAC in 1992, we have recovered $44.9 million through rates.

Note 9.  Subsequent Events:

On July 15, 2005, we redeemed our $10 million 7.9% medium term note at par. Also on July 15, 2005, we terminated a derivative transaction, known as a Treasury Lock, on its expiration date by paying $1.2 million to the counterparty (See Note 1 - Derivative Instruments). We entered into the Treasury Lock last November to hedge against an increase in long-term interest rates in anticipation of refinancing the 7.9% medium term note. Because we anticipate issuing replacement debt within 60 days of July 15, 2005, we deferred that cost with the expectation that it will be amortized over the life of that debt.

On July 22, 2005, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (SEC) to establish a $150 million Medium Term Note program. The SEC was reviewing the filing as of the date of this report. This program will replace a similar program which was completed in 2004.

SJG - 22

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations (Unaudited)

Overview

South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributed natural gas in the seven southernmost counties of New Jersey to 316,426 customers at June 30, 2005, compared with 306,953 customers at June 30, 2004. SJG also:

•	sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system;

•	transports natural gas purchased directly from producers or suppliers for its own sales and for some of its customers; and

•
serviced appliances via the sale of appliance service programs, as well as on a time and materials basis through September 1, 2004, at which time the business line was transferred out of SJG and into an affiliate by common ownership, South Jersey Energy Service Plus, LLC.

Forward-Looking Statement and Risk Factors

Certain statements contained in this Quarterly Report on Form 10-Q may qualify as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report should be considered forward-looking statements made in good faith by the Company and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of the Company’s documents or oral presentations, words such as “anticipate”, “believe”, “expect”, “estimate”, “forecast”, “goal”, “intend”, “objective”, “plan”, “project”, “seek”, “strategy” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include, but are not limited to, the following: general economic conditions on an international, national, state and local level; weather conditions in our marketing areas; changes in commodity costs; changes in the availability of natural gas; regulatory and court decisions; competition; the availability and cost of capital; costs and effects of legal proceedings and environmental liabilities; the failure of customers or suppliers to fulfill their contractual obligations; and changes in business strategies.

SJG - 23

A discussion of these and other risks and uncertainties may be found in the Company’s Form 10-K for the year ended December 31, 2004. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Quarterly Report on Form 10-Q or, in any document incorporated by reference, the date of such document. While the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, the Company undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.

Critical Accounting Policies

Estimates and Assumptions - As described in the notes to our financial statements, management must make estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results could differ from those estimates. SJG’s Form 10-K for the year ended December 31, 2004 describes five critical accounting policies within Management’s Discussion and Analysis that require a significant amount of judgment and estimation. These relate to regulatory accounting, energy derivatives, environmental remediation costs, pension and other postretirement employee benefit costs, and revenue recognition.

New Accounting Pronouncements - See detailed discussions concerning New Accounting Pronouncements and their impact on SJG in Note 1 to the condensed financial statements.

Temperature Adjustment Clause - A BPU-approved Temperature Adjustment Clause (TAC) increased (decreased) SJG’s net income by $0.7 million and $0.9 million for the three months ended and $(0.1) million and $0.2 million for the six months ended June 30, 2005 and 2004, respectively. The clause is designed to mitigate the effect of variations in heating season temperatures from historical norms. While we record the revenue and income impacts of TAC adjustments as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next clause year. Each TAC year begins October 1.

Recent Regulatory Actions - See detailed discussions concerning Recent Regulatory Actions in Note 2 to the condensed financial statements.

Environmental Remediation - We incurred and recorded costs for environmental clean up of 12 sites where SJG or its predecessors operated manufactured gas plants (MGP). SJG stopped manufacturing gas in the 1950s. We successfully entered into settlements with all of SJG’s historic comprehensive general liability carriers regarding environmental remediation expenditures at former MGP sites. As part of these settlements, SJG purchased an insurance policy that caps its remediation expenditures at 11 of these sites. The insurance policy is in force until 2024 at 10 sites and until 2029 at one site.

SJG - 24

We believe that all costs incurred net of insurance recoveries relating to the MGP sites will be recovered through rates under SJG’s Remediation Adjustment Clause (RAC). The RAC currently permits us to recover incurred costs in equal installments over 7-year periods with carrying costs. As of June 30, 2005, we have $6.1 million of remediation costs not yet recovered through rates.

Other matters are discussed in Note 8 to the condensed financial statements included as part of this report.

Customer Choice - All residential natural gas customers in New Jersey can choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of 1999. Customers purchasing natural gas from providers other than SJG are charged for gas costs by the marketer, not SJG. While customer choice can affect utility revenues and gas costs, it does not affect SJG’s net income or financial condition. For a period of several years, marketers had successfully attracted gas commodity customers by offering natural gas at prices competitive with those available under regulated utility tariffs. More recently, marketers have found it increasingly difficult to compete with the utility under changing market conditions, see caption Operating Revenues. As they expect these difficult market conditions to continue, SJG was recently notified by its affiliate, South Jersey Energy Company, of their plan to return all of their approximately 69,000 residential gas customers to the utility after their September billing.

Results of Operations

Operating Revenues - Revenues increased $10.1 million and $22.4 million for the three and six month periods ended June 30, 2005, respectively, compared with the same periods last year primarily due to two factors. First, SJG added nearly 9,500 customers during the 12-month period ended June 30, 2005, which represents a 3.1% increase in total customers. Second, 22% of the residential customers and 65% of the commercial customers purchasing their gas from a source other than SJG migrated back to utility sales service. The total number of transportation customers decreased from 111,678 at June 30, 2004, to 84,768 at June 30, 2005 as third party marketers are finding it difficult to compete with the utility under current market conditions. This trend is currently expected to continue as marketers are notifying SJG of their intent to return transportation customers back to the utility over the next several months. As previously mentioned under “Customer Choice,” SJG’s largest marketer, South Jersey Energy Company, has expressed its intent to return approximately 69,000 residential customers back to utility sales service at the end of the third quarter of 2005. The migration of customers from transportation service back to sales service has a direct impact on utility revenues as charges for gas costs are included in sales revenues and not in transportation revenues. However, since gas costs are passed on directly to customers without any profit margin added by SJG, the change in customer utilization of gas marketers did not impact SJG’s profitability.

Partially offsetting these factors were lower customer utilization rates experienced during 2005 compared with the same periods in 2004, a significant decrease in Off-System Sales (OSS) revenues (refer to the table that follows), the impact of the July 2004 rate case settlement on revenues, and the transfer of the appliance service business from the utility (refer to the table that follows). The decrease in the OSS revenues was the direct impact of lower sales volume. This was partially offset by an increase in capacity release activity in 2005. Capacity release allows SJG to sell any unused capacity for a profit, but the revenues from such activities are much lower than those from OSS since no commodity is included in the sale. In addition, SJG’s revenues were reduced by the impact of the July 2004 settlement of several matters before the BPU. This settlement increased SJG’s base rates but, at the same time, reduced rates in several clauses that were no longer needed to recover costs. SJG was either no longer incurring or had already recovered the specific costs that these clauses were designed to recover. Since revenues raised under these clauses were for cost recovery only and had no profit margin built in, their elimination has no impact on SJG’s net income.

SJG - 25

The base rate increase discussed above and in greater detail in Note 2 to the condensed financial statements, had the impact of increasing utility margins (revenues less gas costs and associated energy taxes) by approximately $1.9 million during the second quarter and $6.3 million during the six months ended June 30, 2005 compared with the same periods last year.

Total gas throughput increased 24.2% to 34.5 billion cubic feet (Bcf) for the three months ended June 30, 2005 compared with the same period in 2004. For the six months ended, gas throughput increased 16.2% to 81.9 Bcf. The higher throughput was primarily due to a significant increase in capacity release activity during 2005. While revenues from such activities are not as high as when we sell the commodity, contributions to margins are still comparable.

The following is a comparison of operating revenue and throughput for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating Revenues (thousands):
Firm
Residential	$29,943	$17,967	$127,114	$99,108
Commercial	10,234	5,014	45,438	28,980
Industrial	566	715	2,144	3,032
Cogeneration & Electric Generation	3,813	2,004	5,139	2,423
Firm Transportation	11,259	13,540	36,016	46,409

Total Firm Operating Revenues	55,815	39,240	215,851	179,952

Interruptible	424	469	839	757
Interruptible Transportation	516	269	1,115	564
Off-System	26,334	31,024	75,239	86,376
Capacity Release & Storage	2,414	1,937	6,606	4,664
Appliance Service	-	2,773	-	4,909
Other	580	258	970	1,008

Total Operating Revenues	$86,083	$75,970	$300,620	$278,230

SJG - 26

Throughput (MMcf):
Firm
Residential	2,287	1,801	10,591	9,289
Commercial	907	587	4,260	3,018
Industrial	26	24	126	116
Cogeneration & Electric Generation	422	218	487	243
Firm Transportation	5,920	6,562	16,153	18,774

Total Firm Throughput	9,562	9,192	31,617	31,440

Interruptible	41	54	79	88
Interruptible Transportation	741	589	1,596	1,165
Off-System	3,467	4,789	10,130	12,622
Capacity Release & Storage	21,150	13,533	38,504	25,195

Total Throughput	34,961	28,157	81,926	70,510

Cost of Sales - SJG’s cost of sales increased $8.0 million and $15.3 million for the three and six month periods ended June 30, 2005 compared with the same periods in 2004 due principally to the increase in SJG’s total customer base and the impact of the migration of customers from transportation service back to sales service as discussed in detail under Operating Revenues. This increase was partially offset by lower Off-System Sales volume. While changes in gas costs associated with OSS directly impact cost of sales, changes in the unit cost of gas sold to utility ratepayers do not always directly affect cost of sales. We defer fluctuations in gas costs to ratepayers not reflected in current rates to future periods under a BPU-approved Basic Gas Supply Service (BGSS) price structure. Finally, cost of sales experienced a decrease from the transfer of the appliance service business out of the utility effective September 1, 2004. Cost of sales related to the appliance service business totaled $0.6 million and $1.5 million for the three and six months ended June 30, 2004, respectively.

Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its sales customers. We do not anticipate any difficulty renewing or replacing expiring contracts under substantially similar terms and conditions.

Operating Expenses - A summary of principal changes in other operating expenses for the three and six months ended June 30 is as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2005 vs. 2004	2005 vs. 2004

Operations	$(1,231)	$272
Maintenance	72	220
Depreciation	(866)	(1,671)
Energy and Other Taxes	(31)	135

SJG - 27

       Operations expense decreased $1.2 million during the second quarter of 2005 compared to the same period in 2004 primarily as a result of the transfer of the appliance service business on September 1, 2004. Operating expenses in the second quarter of 2004 included $1.3 million directly related to the appliance service business.

For the six months ended June 30, 2004, appliance service related operating expenses totaled $2.6 million. A corresponding decrease in operating expense is not evident in the table above due to several offsetting increases in 2005. This includes a $0.4 million increase in uncollectible expense relating to an increase in the company’s reserve for uncollectibles to address higher balances in accounts receivable. Higher payroll and collection agency costs were experienced in the customer service function. Expenses related to our mandatory involvement in the New Jersey Clean Energy Program increased by $0.6 million to comply with the new State spending requirement (See Contractual Obligations table in Note 8). As the BPU allows for full recovery of these costs through the Societal Benefits Clause, the increase in expense is offset by an increase in revenues and has no impact on SJG’s net income. Transmission and distribution expenses also increased approximately $0.2 million as a result of a shift in work from capital related projects to expense related projects. Finally, administrative and general expense increased during the six months ended June 30, 2005 as a result of increased regulatory expenses resulting from amortizations approved in the July 2004 rate case settlement; a $0.5 million increase in accrued compensation tied to corporate performance; and a 2004 reduction of SJG’s reserve for outstanding claims in the amount of $0.3 million following a period of favorable claims settlements. It should be noted that the amortizations of approximately $0.3 million resulting from the rate case settlement were included in rate recovery from its customers and had no impact on net income.

Depreciation decreased for the three and six months ended June 30, 2005 compared with 2004 mainly due to lower depreciation rates approved by the BPU as part of SJG’s recent rate case settlement. SJG’s composite depreciation rate was reduced from 2.9% to 2.4% effective July 2004.

Other Income and Expense - Other income and expense was higher for the six months ended June 30, 2004 compared with 2005 due to a pre-tax gain of $686,000 on SJG’s post-retirement healthcare plan trust. The movement of plan assets to a new investment manager triggered the recognition of gains on investments in 2004.

Interest Charges - Interest charges decreased $155,000 in the second quarter and $35,000 for the first half of 2005 compared with the respective periods last year. For both the quarter and the year-to-date, the decline in interest expense was primarily due to lower levels of interest payable to rate payers on overcollected gas costs. During the second quarter of 2004, these costs approximated $180,000 compared to $ -0- in 2005. Otherwise, higher long-term debt levels and higher interest rates on short-term borrowings were offset by lower interest rates on long-term debt and lower short-term debt levels.

SJG - 28

Income Taxes - SJG’s total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory federal and state income tax rates to pre-tax income as a result of various deferred tax items. The account of Income Taxes - Flowthrough Depreciation, as shown on the condensed balance sheets, is amortized at a rate of $245,000 per quarter and is the primary cause of these differences. Due to the seasonal nature of our operations, these tax variances may appear larger relative to the pre-tax income during the second and third quarters when operating results are historically lower.

Net Income -Reasons for the increase in net income in 2005 are discussed in detail above.

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

We first seek to meet liquidity needs with net cash provided by operating activities. Net cash provided by operating activities totaled $65.3 million and $83.5 million for the six months ended June 30, 2005 and 2004, respectively. Net cash provided by operating activities varies from year to year primarily due to the impact of weather on customer demand and related gas purchases, inventory utilization and gas cost recoveries.

In addition to annual fluctuations, SJG’s operations are also subject to seasonal fluctuations. Significant changes in the balances of current assets and current liabilities can occur from the end of one reporting period to another as evidenced by the changes on the condensed balance sheets. Cash inflows generally increase during the first and second quarters as a result of collections on winter season accounts receivable and the increased use of gas in storage to serve customers. Much of this cash is used to pay down short-term notes payable to banks and cover dividend requirements. SJG also ends each calendar year in a prepaid tax position due to mandatory prepayment requirements on all state taxes. Such prepayments are credited against amounts otherwise due during the first quarter; thus, further improving first quarter liquidity. During the second quarter, SJG is required to make its mandatory tax prepayments, thus resulting in a significant use of capital.

Sales during the first quarter historically exceed any other quarter during the year. As a result, accounts receivable is generally at its highest as of March 31st as compared to any other quarter end. Receivable levels typically decline considerably by the end of the second quarter as warmer weather reduces the heating needs of our customers. Unlike billed sales, customer receivables associated with unbilled revenue will track temperatures during the last month of the reporting period. As such, unbilled revenues will generally be highest at the end of the fourth quarter as weather is colder in the month of December compared with March, June and September.

SJG - 29

 We use short-term borrowings under lines of credit from commercial banks to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, we refinance short-term debt incurred to finance capital expenditures with long-term debt. Bank credit available to SJG totaled $176.0 million at June 30, 2005, of which $37.5 million was used. Those bank facilities consist of a $100.0 million, 3-year revolving credit facility that expires in August 2006 and $76.0 million of uncommitted bank lines. The revolving credit was established in August 2003 with a syndicate of banks to enhance the liquidity position of SJG. The revolving credit facility contains certain financial covenants measured on a quarterly basis. SJG was in compliance with these covenants as of June 30, 2005. Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our future liquidity needs.

SJG supplements its operating cash flow and credit lines with both debt and capital contributions from its parent, SJI. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. Under a $150.0 million MTN program established in December 2002, SJG issued $110.0 million of long-term debt in 2003 and the remaining $40.0 million of long-term debt in August 2004. We used the proceeds of all of the issues to refinance short-term debt outstanding to commercial banks and for the redemption of certain high interest bearing securities. In July 2005, we redeemed $10.0 million of our 7.9% MTN’s, at par. SJG also filed a registration statement on Form S-3 with the SEC on July 22, 2005 to establish a new $150.0 million MTN program. That filing is under review with the SEC as of the date of this report.

On May 2, 2005, we redeemed all of our Redeemable Cumulative Preferred 8% Series of preferred stock, at par. The total amount redeemed was $1.69 million.

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the New Jersey Board of Public Utilities in July 2004, that granted SJG an increase in base rates. Per the order, SJG is required to maintain Total Common Equity of no less than $289.0 million. SJG’s Total Common Equity balance was $320.8 million at June 30, 2005.

SJG’s capital structure, excluding an immaterial amount of preferred stock outstanding at the end of 2004, was as follows:

	June 30,	December 31,
	2005	2004

Common Equity	51%	48%
Long-Term Debt	43%	44%
Short-Term Debt	6%	8%

Total	100%	100%

SJG - 30

SJG’s long-term, senior secured debt is rated “A” and “Baa1” by Standard & Poor’s and Moody’s Investor Services, respectively. These ratings have not changed in the past five years.

Capital Expenditures, Commitments and Contingencies

Capital Expenditures - SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Construction and remediation expenditures for the six months ended June 30, 2005 amounted to $30.3 million and $.8 million, respectively. We estimate the net costs for 2005, 2006 and 2007 at approximately $67.1 million, $42.1 million and $43.8 million, respectively. Included in the 2005 construction total are two large special projects totaling $12.1 million for the installation of a 24-inch pipeline.

Commitments and Contingencies - SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of June 30, 2005 average $48.0 million annually and total $190.1 million over the contracts’ lives. Approximately 55% of the financial commitment under these contracts expires during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

The following table summarizes our contractual cash obligations and their applicable payment due dates (in thousands):

		Up to	2 - 3	4 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt	$274,508	$2,273	$2,270	$-	$269,965
Interest on Long-Term Debt	237,786	16,761	32,966	32,777	155,282
Operating Leases	486	180	248	42	16
Construction Obligations	5,526	5,462	64	-	-
Commodity Supply Purchase Obligations	263,427	22,618	87,119	70,600	83,090
New Jersey Clean Energy
Program (Note 2)	22,141	4,341	13,800	4,000	-
Other Purchase Obligations	5,505	2,355	1,800	1,350	-

Total Contractual Cash Obligations	$809,379	$53,990	$138,267	$108,769	$508,353

Expected environmental remediation costs are not included in the table above due to the subjective nature of such costs and timing of anticipated payments. SJG’s regulatory obligation to contribute $3.6 million annually to its postretirement benefit plans other than pensions, less costs incurred directly by the company, is not included as the duration is indefinite. As a result, the total obligation cannot be calculated. As discussed in Note 7, we currently expect our 2005 pension contribution to range from $2.0 to $4.3 million depending on changes in investment performance and the discount rate for the year. Furthermore, future pension contributions beyond 2005 cannot be determined at this time.

SJG - 31

       Off-Balance Sheet Arrangements - SJG has no off-balance sheet financing arrangements.

Pending Litigation - SJG is subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to claims when we can determine the amount or range of amounts of likely settlement costs for those claims. Management does not currently anticipate the disposition of any known claims to have a material adverse effect on SJG’s financial position, results of operations or liquidity.

SJG - 32

Item 3. Quantitative and Qualitative Disclosures About
Market Risks of the Company (Unaudited)

Market Risks

Commodity Market Risks - SJG primarily transacts commodities on a physical basis. As part of its gas purchasing strategy, SJG occasionally uses financial derivative contracts to hedge against forward price risk. These contracts are recoverable through SJG’s BGSS, subject to BPU approval. The fair value of these contracts determined under the mark-to-market method based on prices actively quoted on the NYMEX, which are all due within one year as of June 30, 2005 is as follows (in thousands):

Assets	$2,717
Liabilities	259
Net Derivatives	$2,458

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded.

A reconciliation of SJG's estimated net fair value of energy-related derivatives, including hedging contracts, follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2005	$(528)
Contracts Settled During Six Months Ended June 30, 2005	(499)
Other Changes in Fair Value from Continuing and New Contracts, Net	3,485
Net Derivatives — Energy Related Asset, June 30, 2005	$2,458

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable rate borrowings. Our short-term, variable rate debt outstanding at June 30, 2005, was $37.5 million and averaged $22.7 million during the first six months of 2005. A hypothetical 100 basis point (1%) increase in interest rates on our average variable rate debt outstanding would result in a $134,000 increase in our annual interest expense, net of tax. We chose the 100 basis point increase for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2004 - 115 b.p. increase; 2003 - 31 b.p. decrease; 2002 - 74 b.p. decrease; 2001 - 383 b.p. decrease; and 2000 - 83 b.p. increase. For June 2005, our average interest rate on variable rate debt was 3.51%. SJG primarily issues long-term debt at fixed rates and, consequently, interest expense on existing debt is not significantly impacted by changes in market interest rates. SJG redeemed, at par, $7.5 million of 8.6% debenture notes in February 2005. In November 2004, SJG entered into a derivative transaction known as a “Treasury Lock” to hedge against the impact of possible interest rate increases on a $10.0 million, 30-year debt issuance planned for July 2005. We terminated that Treasury Lock on its July 15, 2005 expiration date at a cost of $1.2 million. Because we anticipate issuing replacement debt within 60 days of July 15, 2005, we deferred that cost with the expectation that it will be amortized over the life of that debt.

SJG - 33

Ratio of Earnings to Fixed Charges - The company’s ratio of earnings to fixed charges for each of the periods indicated is as follows:

Twelve Months
Ended
June 30,	Year Ended December 31,
2005	2004	2003	2002	2001	2000
4.2x	3.9x	3.3x	2.9x	2.6x	2.6x

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
No change in SJG’s internal control over financial reporting occurred during SJG’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SJG - 34

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 1, Note 8, beginning on page 20.

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

SJG - 35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
(Registrant)

Dated: August 9, 2005	By: /s/ Edward J. Graham
Edward J. Graham
Chairman, President & Chief Executive Officer

Dated: August 9, 2005	By: /s/ David A. Kindlick
David A. Kindlick
Executive Vice President & Chief Financial Officer

SJG - 36