Form 10-Q
period 2005-09-30
SOUTH JERSEY GAS CO/NEW
filed 2005-11-09
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

As of November 8 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

SJG-1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements — See Pages 3 through 24

SJG-2

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	September 30,
	2005	2004

Operating Revenues	$89,702	$73,480

Operating Expenses:
Cost of Sales	67,076	50,183
Operations	10,474	12,069
Maintenance	1,456	1,465
Depreciation	5,512	5,282
Energy and Other Taxes	1,580	1,653

Total Operating Expenses	86,098	70,652

Operating Income	3,604	2,828

Other Income and (Expense), Net	11	72

Interest Charges	(4,720)	(4,499)

Loss Before Income Taxes	(1,105)	(1,599)

Income Tax Benefit	334	519

Net Loss	$(771)	$(1,080)

The accompanying notes are an integral part of the condensed financial statements.

SJG-3

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Nine Months Ended
	September 30,
	2005	2004

Operating Revenues	$390,322	$351,710

Operating Expenses:
Cost of Sales	266,532	234,344
Operations	37,702	39,026
Maintenance	4,460	4,249
Depreciation	16,307	17,748
Energy and Other Taxes	8,425	8,364

Total Operating Expenses	333,426	303,731

Operating Income	56,896	47,979

Other Income and (Expense), Net	(27)	631

Interest Charges	(13,353)	(13,167)

Income Before Income Taxes	43,516	35,443

Income Taxes	(18,368)	(14,994)

Net Income	$25,148	$20,449

The accompanying notes are an integral part of the condensed financial statements.

SJG-4

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	September 30,
	2005	2004

Net Loss	$(771)	$(1,080)

Other Comprehensive Income (Loss), Net of Tax:*

Change in Fair Value of Investments	100	(54)
Change in Fair Value of Derivatives	100	-
Amortization of Realized Loss on Treasury Lock
Related to Long-Term Debt Refinance	2	-

Other Comprehensive Income (Loss) - Net of Tax*	202	(54)

Comprehensive Loss	$(569)	$(1,134)

	Nine Months Ended
	September 30,
	2005	2004

Net Income	$25,148	$20,449

Other Comprehensive Loss, Net of Tax:*

Change in Fair Value of Investments	178	(354)
Change in Fair Value of Derivatives	(618)	4
Amortization of Realized Loss on Treasury Lock
Related to Long-Term Debt Refinance	2	-

Other Comprehensive Loss - Net of Tax*	(438)	(350)

Comprehensive Income	$24,710	$20,099

* Determined using a combined statutory tax rate of 40.85%.

The accompanying notes are an integral part of the condensed financial statements.

SJG-5

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended
	September 30,
	2005	2004

Cash Flows from Operating Activities:
Net Income	$25,148	$20,449
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	18,577	19,377
Provision for Losses on Accounts Receivable	167	(144)
Revenues and Fuel Costs Deferred - Net	(8,003)	8,048
Deferred and Non-Current Income Taxes and Credits - Net	19,555	10,086
Environmental Remediation Costs - Net	(2,117)	(1,745)
Gas Plant Cost of Removal	(679)	(679)
Changes in:
Accounts Receivable	41,127	49,445
Inventories	(32,894)	(25,194)
Prepayments and Other Current Assets	(1,357)	(652)
Prepaid and Accrued Taxes - Net	(13,472)	(20,705)
Accounts Payable and Other Accrued Liabilities	18,940	(5,626)
Other Assets	5,572	4,390
Other Liabilities	(2,317)	(1,177)

Net Cash Provided by Operating Activities	68,247	55,873

Cash Flows from Investing Activities:
Capital Expenditures	(51,860)	(45,385)
Purchase of Available-for-Sale Securities	-	(105)
Proceeds from Sale of Segment	-	2,668

Net Cash Used in Investing Activities	(51,860)	(42,822)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) of Lines of Credit	8,500	(44,300)
Proceeds from Issuance of Long-Term Debt	10,000	40,000
Principal Repayments of Long-Term Debt	(22,773)	(21,773)
Redemption of Preferred Stock	(1,690)	-
Dividends on Common Stock	(11,251)	-
Premium for Early Retirement of Debt	(184)	-
Payments for Issuance of Long-Term Debt	(289)	(359)
Additional Investment by Shareholder	-	15,000

Net Cash Used in Financing Activities	(17,687)	(11,432)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,300)	1,619
Cash and Cash Equivalents at Beginning of Period	3,310	3,210

Cash and Cash Equivalents at End of Period	$2,010	$4,829

The accompanying notes are an integral part of the condensed financial statements.

SJG-6

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30,	December 31,
	2005	2004

Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,004,515	$957,287
Accumulated Depreciation	(233,986)	(224,506)

Property, Plant and Equipment - Net	770,529	732,781

Investments:
Available-for-Sale Securities	5,517	5,296

Current Assets:
Cash and Cash Equivalents	2,010	3,310
Accounts Receivable	24,915	39,916
Unbilled Revenues	8,163	34,861
Provision for Uncollectibles	(2,466)	(2,871)
Natural Gas in Storage, average cost	99,049	65,691
Materials and Supplies, average cost	4,089	4,553
Prepaid Taxes	19,463	6,104
Derivatives - Energy Related Assets	15,572	1,273
Other Prepayments and Current Assets	3,435	2,078

Total Current Assets	174,230	154,915

Regulatory Assets:
Gross Receipts and Franchise Taxes	591	924
Environmental Remediation Costs:
Expended - Net	7,398	5,281
Liability for Future Expenditures	56,290	51,046
Income Taxes - Flowthrough Depreciation	5,908	6,641
Deferred Postretirement Benefit Costs	2,740	3,024
Societal Benefit Costs	2,107	4,562
Other Regulatory Assets	1,164	1,157

Total Regulatory Assets	76,198	72,635

Other Noncurrent Assets:
Unamortized Debt Discount and Expense	7,969	7,957
Prepaid Pension	22,924	24,812
Accounts Receivable - Merchandise	6,004	7,101
Derivatives - Energy Related Assets	780	-
Other	2,031	2,089

Total Other Noncurrent Assets	39,708	41,959

Total Assets	$1,066,182	$1,007,586

The accompanying notes are an integral part of the condensed financial statements.

SJG-7

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30,	December 31,
	2005	2004

Capitalization and Liabilities

Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	170,317	170,317
Accumulated Other Comprehensive Loss	(550)	(112)
Retained Earnings	138,967	130,695

Total Common Equity	314,582	306,748

Preferred Stock:
Redeemable Cumulative Preferred 8% Series - Par Value $100
per share; Authorized 41,966 shares; 0 and 16,904 shares outstanding
at September 30, 2005 and December 31, 2004, respectively	-	1,690

Long-Term Debt	272,235	282,008

Total Capitalization	586,817	590,446

Current Liabilities:
Notes Payable	61,500	53,000
Current Maturities of Long-Term Debt	2,273	5,273
Accounts Payable	82,761	59,026
Derivatives - Energy Related Liabilities	680	1,800
Derivatives - Other	-	344
Deferred Income Taxes - Net	18,295	2,627
Customer Deposits	8,994	8,846
Environmental Remediation Costs	16,553	13,531
Taxes Accrued	1,115	1,228
Dividends Declared	5,626	-
Interest Accrued and Other Current Liabilities	9,262	12,386

Total Current Liabilities	207,059	158,061

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	142,350	138,208
Environmental Remediation Costs	39,737	37,515
Regulatory Liabilities	73,433	63,836
Pension and Other Postretirement Benefits	9,946	11,039
Investment Tax Credits	2,878	3,129
Derivatives - Energy Related Liabilities	86	-
Other	3,876	5,352

Total Deferred Credits and Other Noncurrent Liabilities	272,306	259,079

Total Capitalization and Liabilities	$1,066,182	$1,007,586

The accompanying notes are an integral part of the condensed financial statements.

SJG-8

Notes to Condensed Financial Statements (Unaudited)

Note 1.  Summary of Significant Accounting Policies:

The Entity - South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of South Jersey Gas Company (SJG). In our opinion, the condensed financial statements reflect all adjustments needed to fairly present SJG’s financial position and operating results at the dates and for the periods presented. Our business is subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. These condensed financial statements should be read in conjunction with SJG’s 2004 Forms 10-K and 10-K/A.

Equity Investments - We classify equity investments purchased as long-term investments as Available-for-Sale Securities on our condensed balance sheets and carry them at their fair value with any unrealized gains or losses included in Accumulated Other Comprehensive Loss.

Estimates and Assumptions - We prepare our condensed financial statements to conform with accounting principles generally accepted in the United States of America. Management makes estimates and assumptions that affect the amounts reported in the condensed financial statements and related disclosures. Therefore, actual results could differ from those estimates. Significant estimates include amounts related to regulatory accounting, energy derivatives, environmental remediation costs, pension and other postretirement benefit costs, and revenue recognition.

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

SJG-9

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

Capitalized Interest - SJG capitalizes interest on construction at the rate of return on rate base utilized by the BPU to set rates in the last base rate proceeding. Capitalized interest is included in Utility Plant on the condensed balance sheets and is reflected on the condensed statements of income as a reduction of Interest Charges. For the periods ended September 30, SJG capitalized interest as follows (in thousands):

	September 30, 2005	September 30, 2004

Quarter ended	$258	$200
Nine months ended	800	531

SJG-10

Impairment of Long-Lived Assets - We review the carrying amount of an asset for possible impairment whenever events or changes in circumstances indicate that such amount may not be recoverable. For the nine months ended September 30, 2005 and the year ended December 31, 2004, we did not identify any significant impairments.

Derivative Instruments - SJG accounts for derivative instruments in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We record all derivatives, whether designated as hedging relationships or not, on the condensed balance sheets at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. If the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. We currently have no fair value hedges. If the derivative is designated as a cash flow hedge, we record the effective portion of the hedge in Accumulated Other Comprehensive Loss and recognize it in the condensed income statement when the hedged item affects earnings. We recognize ineffective portions of changes in the fair value of cash flow hedges immediately in earnings.

As part of its gas purchasing strategy, SJG occasionally uses financial contracts to hedge against forward price risk. The costs or benefits of these short-term contracts are recoverable through our BGSS, subject to BPU approval. As of September 30, 2005 and December 31, 2004, SJG had $(15.6) million and $0.5 million of (benefits) costs, respectively, included in its BGSS related to open financial contracts (See caption Regulatory Assets & Regulatory Liabilities).

The vast majority of our contracts relate to physical transactions that qualify for the normal purchase and sale exception. Therefore, we are not required to mark these contracts to market.

From time to time we enter into interest rate derivative agreements to hedge exposure to increasing rates with respect to our variable rate debt. We account for these interest rate derivatives as cash flow hedges. In November 2004, we entered into a derivative transaction known as a “Treasury Lock” to hedge against the impact of possible interest rate increases on a $10.0 million, 30-year debt issuance originally planned for July 2005 (See Note 4 - Long-Term Debt). SJG terminated that Treasury Lock on its July 15, 2005 expiration date at a cost of $1.2 million. Subsequently, we entered into a second Treasury Lock in August 2005, related to the same debt, that we terminated on its expiration date of September 13, 2005 at a cost of $0.2 million. Because the replacement debt was issued on September 13, 2005, within two months of the original Treasury Lock expiration date, the cost of both Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the thirty year life of the new debt issue. As of September 30, 2005, the after-tax unamortized cost of these treasury locks included in Accumulated Other Comprehensive Loss was $0.8 million. At December 31, 2004, the market value of the original Treasury Lock contract included in the condensed balance sheets under Derivatives - Other was $344,000, the after-tax amount included in Accumulated Other Comprehensive Loss was $203,400. We calculated the Treasury Locks to be highly effective as defined under Statement No. 133.

SJG-11

We determine the fair value of interest rate derivative agreements using quotations from independent parties.

Asset Retirement Costs -We have certain easements and right-of-way agreements that qualify as legal obligations under FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” However, as it is our intent to maintain these agreements in perpetuity, we have not recorded any liabilities associated with these agreements. SJG recovers certain asset retirement costs through rates charged to customers. As of September 30, 2005 and December 31, 2004, we had accrued amounts in excess of actual removal costs incurred totaling $47.9 and $47.3 million, respectively, which are recorded as Regulatory Liabilities on the condensed balance sheets in accordance with Statement No. 143.

New Accounting Pronouncements -In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement is not effective until reporting periods beginning after January 1, 2006. Since officers of SJG participate in the Stock Option, Stock Appreciation Rights and Restricted Stock Award Plan of SJI, changes in accounting for share-based awards at SJI would also impact SJG. Management is currently evaluating the effect of this Statement, but does not anticipate the adoption of this Statement to have a material effect on our financial statements.

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

SJG-12

Years Remaining As of September 30, 2005
Regulatory Asset
Gross Receipts and Franchise Taxes	1
Environmental Remediation Costs:
Expended - Net	Various
Liability for Future Expenditures	Not Applicable
Income Taxes - Flowthrough Depreciation	6
Deferred Postretirement Benefit Costs	7
Societal Benefit Costs	Various

Some of the assets reflected under the caption Other Regulatory Assets are currently being recovered from ratepayers as approved by the BPU. Management believes that the remaining deferred costs are probable of recovery from ratepayers through future utility rates, based on experience with previous BPU orders.

Regulatory Liabilities at September 30, 2005 and December 31, 2004 consisted of the following items (in thousands):
	September 30, 2005	December 31, 2004

Deferred Gas Revenues - Net	$20,447	$12,334
Excess Plant Removal Costs	47,886	47,345
Overcollected State Taxes	3,987	3,871
Other	1,113	286
Total Regulatory Liabilities	$73,433	$63,836

Deferred Gas Revenues - Net represent SJG’s net overcollected gas costs and are monitored through SJG’s BGSS mechanism. Derivative contracts used to hedge our natural gas purchases are recoverable through the BGSS, subject to BPU approval. The offset to the change in fair value of these contracts is recorded as a Regulatory Asset or Regulatory Liability, accordingly. As of September 30, 2005 and December 31, 2004, amounts related to these contracts represent $15.6 million and $(0.5) million, respectively, of the Deferred Gas Revenues - Net disclosed in the table above.

Excess Plant Removal Costs represent amounts accrued in excess of actual utility plant removal costs incurred to date. All other regulatory liability amounts are subject to being returned to ratepayers in future rate proceedings.

SJG-13

Cash and Cash Equivalents - For purposes of reporting cash flows, highly liquid investments with original maturities of three months or less are considered cash equivalents.

Reclassifications - SJG reclassified some previously reported amounts to conform with current year classifications. Such reclassifications include the move of $1.2 million and $5.4 million of certain operating expenses previously included in Revenue to Cost of Sales and Operations Expense, respectively, for the three and nine months ended September 30, 2004.

During the period ended September 30, 2005, the Company determined that acquisitions of property and equipment on account, which were previously reported as offsetting components of changes in operating liabilities and capital expenditures should not have been reported in the statements of cash flows. The condensed statement of cash flow for the nine months ended September 30, 2004 has been revised to reflect a decrease in cash flows provided by operating activities with a corresponding decrease in cash flows used in investing activities of approximately $2.7 million.

       The amounts noted above are considered immaterial to the overall presentation of SJG’s condensed financial statements.

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

SJG-14

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

Pending Audits - The BPU issued an order under which it is performing a competitive services audit and a management audit that includes a focused review of SJG’s gas supply and purchasing practices. The audits, which commenced in October 2004, are mandated by statute to be conducted at predetermined intervals. Management does not currently anticipate the outcome of these audits, for which the fieldwork has been completed, to have a material effect on SJG’s financial position, results of operations or liquidity.

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

Other Regulatory Matters - Effective January 10, 2000, the BPU approved full unbundling of SJG’s system. This allows all natural gas consumers to select their natural gas commodity supplier. As of September 30, 2005, 12,372 of SJG’s residential customers were purchasing their gas commodity from someone other than SJG. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer, not the utility. The resulting decrease in SJG’s revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG’s net income or financial condition. Unbundling did not change the fact that SJG still recovers cost of service, including deferred costs, through base rates.

SJG-15

In March 2003, the BPU approved a statewide Universal Service Fund (USF) program through which funds for the USF and Lifeline Credit and Tenants Assistance (Lifeline) Programs would be collected from customers of all New Jersey electric and gas utilities. In June 2004, the BPU approved the statewide budget of $113.0 million for all the state’s electric and gas utilities and the increased rates were implemented effective July 1, 2004, resulting in a $3.9 million increase to SJG’s annual USF recoveries. In April 2005, SJG made its annual USF filing, along with the state’s other electric and gas utilities, proposing no rate change to the statewide program. This rate proposal was approved by the BPU in June 2005.

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

In February 2005, SJG filed notice with the BPU to provide for an $11.4 million bill credit to customers. The bill credit was implemented in March 2005. In June 2005, SJG made its annual BGSS filing with the BPU requesting a $17.1 million, or 6.3%, increase in gas cost recoveries in response to increasing wholesale gas costs. In August 2005, the BPU approved SJG’s requested increase, effective September 1, 2005.

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

SJG-16

•	Marina Energy LLC (Marina) - an owner and operator of production facilities for the commercial and industrial markets.

•	South Jersey Energy Service Plus (SJESP) - an appliance service and installation company.

SJG sells natural gas for resale to both SJE and SJRG. These sales comply with Section 284.02 of the Regulations of the Federal Energy Regulatory Commission (FERC). Additionally, we meet some of our gas purchasing requirements by purchasing natural gas for resale from SJRG. For SJE and SJESP, we also provide billing services. For SJE’s residential customers for which we perform billing services, we purchase the related accounts receivable at book value plus a factor for potential uncollectible accounts and assume all risk associated with the collection of such amounts. Finally, we provide natural gas transportation services to Marina under BPU-approved utility tariffs.

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

A summary of these related party transactions were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Sales and Services Provided to:	2005	2004	2005	2004

SJI	$298	$201	$1,038	$621
SJE	184	2,203	581	7,167
SJRG	628	13	4,250	4,197
Marina	53	55	205	162
SJESP	198	92	582	92

Sales and Services Received from:
SJRG	$80	$8,507	$2,807	$18,647
SJI	1,020	1,014	4,449	3,997

SJG-17

Amounts due to related parties included in Accounts Payable and amounts due from related parties included in Accounts Receivable on the condensed financial statements are as follows:

	As of September 30,	As of December 31,
Amounts due to:	2005	2004

SJI	$348	$741
SJE	2,993	622
SJESP	1,169	1,808

Amounts due from:
SJI	$88	$49
SJE	53	79
SJRG	1,599	6
Marina	12	24
SJESP	58	83

For certain types of transactions, SJG and SJI serve as central processing agents for the related parties discussed above. Amounts due to and due from these related parties for pass-through items are not considered material to the financial statements as a whole and are not included in the amounts disclosed above.

Lastly SJG purchases meter reading services from Millennium Account Services, LLC (Millennium), a partnership between SJI and Conectiv Solutions, LLC. Millennium reads our utility customers’ meters on a monthly basis for a fee. Fees incurred by SJG, related to such services and amounts due included in Accounts Payable on the condensed financial statements were as follows (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Meter Reading Service Fees	$659	$653	$1,955	$1,941

	As of September 30,	As of December 31,
	2005	2004

Amounts due to Millennium	$221	$440

SJG-18

Note 4.  Long-Term Debt:

On July 15, 2005 we redeemed a $10 million 7.9% medium term note at par with the intention of replacing the note within sixty days. On July 22, 2005, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (SEC) to establish a $150 million Medium Term Note (MTN) program. The registration statement became effective on September 8, 2005 and on September 13, 2005 we subsequently issued a $10 million 5.45% medium term note with a maturity of thirty years to replace the one that had been redeemed in July 2005.

In anticipation of this debt replacement, we had previously entered into a derivative transaction known as a “Treasury Lock” in November, 2004, to hedge against an increase in long-term interest rates. When the 7.9% medium term note was redeemed, we terminated the Treasury Lock on its expiration date by paying $1.2 million to the counterparty. We subsequently entered into a second Treasury Lock in August, 2005, related to the same debt, which was terminated on its expiration date of September 13, 2005 by paying $0.2 million to the counterparty. (See Note 1 - Derivative Instruments.)

Note 5.  Unused Lines of Credit and Compensating Balances:

Bank credit available to SJG totaled $176.0 million at September 30, 2005, of which $61.5 million was used. Those bank facilities consist of a $100.0 million, 3-year revolving credit facility that expires in August 2006 and $76.0 million of uncommitted bank lines. The revolving credit was established in August 2003 with a syndicate of banks to enhance the liquidity position of SJG. The revolving credit facility contains certain financial covenants measured on a quarterly basis. SJG was in compliance with these covenants as of September 30, 2005.

Note 6.  Retained Earnings:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.0 million. SJG’s total common equity balance was $314.6 million at September 30, 2005.

Restrictions exist under various loan agreements regarding the amount of cash dividends or other distributions that we may pay on our common stock. As of September 30, 2005 and December 31, 2004, these restrictions did not affect the amount that may be distributed from SJG’s retained earnings.

We received an equity infusion of $15.0 million from SJI during 2004. Contributions of capital are credited to Other Paid-In Capital and Premium on Common Stock. Future equity contributions will occur on an as needed basis.

SJG-19

Note 7.   Pensions & Other Postretirement Benefit Plans:

We participate in the defined benefit pension plans and other postretirement benefit plans of SJI. The pension plans provide annuity payments to the majority of full-time, regular employees upon retirement. Newly hired employees do not qualify for participation in the defined benefit pension plans. New hires are eligible to receive an enhanced version of the Company’s defined contribution plan (401-K). The other postretirement benefit plans provide health care and life insurance benefits to some retirees.

Net periodic benefit cost for the three and nine months ended September 30, 2005 and 2004 related to the pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Service Cost	$689	$672	$2,066	$2,016
Interest Cost	1,332	1,274	3,996	3,822
Expected Return on Plan Assets	(1,869)	(1,580)	(5,608)	(4,740)
Amortization of Loss and Other	475	388	1,427	1,164
Net Periodic Benefit Cost	627	754	1,881	2,262
Capitalized Benefit Costs	(219)	(226)	(658)	(678)
Net Periodic Benefit Expense	$408	$528	$1,223	$1,584

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Service Cost	$183	$341	$549	$1,023
Interest Cost	491	603	1,473	1,809
Expected Return on Plan Assets	(371)	(351)	(1,112)	(1,053)
Amortization of Transition Obligation	-	189	-	567
Amortization of Loss and Other	52	37	156	111
Net Periodic Benefit Cost	355	819	1,066	2,457
Capitalized Benefit Costs	(124)	(246)	(373)	(737)
Net Periodic Benefit Expense	$231	$573	$693	$1,720

Capitalized benefit costs reflected in the table above relate to SJG’s construction program.

SJG-20

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

Contributions - We currently expect our 2005 pension contribution to range from $0.2 to $2.3 million depending on changes in investment performance and the discount rate for the year. SJG also has a regulatory obligation to contribute $3.6 million annually to its other postretirement benefit plans, less costs incurred directly by the company.

Note 8.  Commitments and Contingencies:

Contractual Cash Obligations - The following table summarizes our contractual cash obligations and their applicable payment due dates as of September 30, 2005 (in thousands):

		Up to	2 - 3	4 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt	$274,508	$2,273	$2,270	$10,000	$259,965
Interest on Long-Term Debt	228,917	15,605	32,476	32,287	148,549
Operating Leases	531	86	365	64	16
Construction Obligations	11,498	11,436	62	-	-
Commodity Supply Purchase Obligations	251,628	1,450	19,626	112,014	118,538

SJG-21

New Jersey Clean Energy
Program (Note 2)	21,394	4,994	14,400	2,000	-
Other Purchase Obligations	4,831	1,779	1,927	1,125	-

Total Contractual Cash Obligations	$793,307	$37,623	$71,126	$157,490	$527,068

Expected environmental remediation costs are not included in the table above due to the subjective nature of such costs and timing of anticipated payments. SJG’s regulatory obligation to contribute $3.6 million annually to its postretirement benefit plans other than pensions, less costs incurred directly by the company, is not included as the duration is indefinite. As a result, the total obligation cannot be calculated. As discussed in Note 7, we currently expect our 2005 pension contribution to range from $0.2 to $2.3 million depending on changes in investment performance and the discount rate for the year. Furthermore, future pension contributions beyond 2005 cannot be determined at this time.

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

We successfully entered into settlements with all of our historic comprehensive general liability carriers regarding the environmental remediation expenditures at our sites. Also, we have purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that we will be required to make at 11 of our sites. This Policy will be in force until 2024 at 10 sites and until 2029 at one site. The future cost estimates discussed hereafter are not reduced by projected insurance recoveries from the Cleanup Cost Cap Insurance Policy. The policy is limited to an aggregate payment amount of $50.0 million, of which we have recovered $7.5 million as of September 30, 2005.

SJG-22

Since the early 1980s, we accrued environmental remediation costs of $151.8 million, of which $95.5 million has been spent as of September 30, 2005. With the assistance of a consulting firm, we estimate that undiscounted future costs to clean up our sites will range from $56.3 million to $205.9 million. Four of our sites comprise a significant portion of these estimates, ranging from $33.1 million at the low end and $124.7 million at the high end. We recorded the lower end of the range, $56.3 million, as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of remedy selection, regulatory approval of selected remedy and remedial investigative findings.

The following table details the amounts expended and accrued for environmental remediation:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Beginning Balance	$52,700	$51,046
Accruals	5,160	8,994
Expenditures	(1,570)	(3,750)

Ending Balance	$56,290	$56,290

The balances are segregated between current and non-current on the September 30, 2005 condensed balance sheets under the captions Current Liabilities and Deferred Credits and Other Non-Current Liabilities.

The remediation efforts at our four most significant sites include the following:

Site 1 - The remedial selection process is underway for this site. Once complete, a remedial action work plan will be submitted to the New Jersey Department of Environmental Protection (NJDEP) for approval. Remaining steps to remediate include remedy selection, regulatory approval and remedy implementation for impacted soil, groundwater, and river sediments as well as acceptance of the selected remedy by affected property owners.

Site 2 - Various remedial investigation and action activities, such as completed and approved interim remedial measures and conceptual remedy selection, are ongoing at this site. Remaining steps to remediate include remedy selection, regulatory approval, and implementation for the remaining impacted soil, groundwater, and stream sediments.

SJG-23

Site 3 - Remedial investigative activities are ongoing at this site. Remaining steps to remediate include completing the remedial investigation of impacted soil and groundwater in preparation for selecting the appropriate action and implementation gaining regulatory and property owner approval of the selected remedy.

Site 4 - The NJDEP has approved the selected remedy to address impacted soil and groundwater at this site. Remaining steps to remediate include bidding, implementation, and ongoing operation and maintenance of the selected remedy.

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

As of September 30, 2005, we reflected the unamortized remediation costs of $7.4 million on the condensed balance sheet under the caption Regulatory Assets. Since implementing the RAC in 1992, we have recovered $45.2 million through rates.

Note 9.  Subsequent Events:

On October 21, 2005, SJG entered into two forward-starting interest rate swaps which effectively fixed the interest rate at 3.43% for 30 years on $25 million of tax-exempt debt which is expected to be issued in early 2006. The debt will be used to provide long-term financing for capital improvements made to SJG’s gas transmission and distribution system serving Atlantic and Cape May Counties in southern New Jersey.

SJG-24

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations (Unaudited)

Overview

South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributed natural gas in the seven southernmost counties of New Jersey to 317,273 customers at September 30, 2005, compared with 308,205 customers at September 30, 2004. SJG also:

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

Forward-Looking Statement and Risk Factors

Certain statements contained in this Quarterly Report on Form 10-Q may qualify as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report should be considered forward-looking statements made in good faith by the Company and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of the Company’s documents or oral presentations, words such as “anticipate”, “believe”, “expect”, “estimate”, “forecast”, “goal”, “intend”, “objective”, “plan”, “project”, “seek”, “strategy” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include, but are not limited to, the following: general economic conditions on an international, national, state and local level; weather conditions in our marketing areas; changes in commodity costs; changes in the availability of natural gas; regulatory, legislative and court decisions; competition; the availability and cost of capital; costs and effects of legal proceedings and environmental liabilities; the failure of customers or suppliers to fulfill their contractual obligations; and changes in business strategies.
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

SJG-25

Critical Accounting Policies
    Estimates and Assumptions - As described in the notes to our condensed financial statements, management must make estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results could differ from those estimates. SJG’s Form 10-K for the year ended December 31, 2004 describes five critical accounting policies within Management’s Discussion and Analysis that require a significant amount of judgment and estimation. These relate to regulatory accounting, energy derivatives, environmental remediation costs, pension and other postretirement employee benefit costs, and revenue recognition.

New Accounting Pronouncements - See detailed discussions concerning New Accounting Pronouncements and their impact on SJG in Note 1 to the condensed financial statements.

Temperature Adjustment Clause - A BPU-approved Temperature Adjustment Clause (TAC) decreased SJG’s net income by $0.2 million for the nine months ended September 30, 2005 and increased SJG’s net income by $0.2 million for the nine months ended September 30, 2004. The clause is designed to mitigate the effect of variations in heating season temperatures from historical norms. While we record the revenue and income impacts of TAC adjustments as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next clause year. Each TAC year begins October 1 and ends May 31 of the subsequent year.

Recent Regulatory Actions - See detailed discussions concerning Recent Regulatory Actions in Note 2 to the condensed financial statements.

Environmental Remediation - We incurred and recorded costs for environmental clean up of 12 sites where SJG or its predecessors operated manufactured gas plants (MGP). SJG stopped manufacturing gas in the 1950s. We successfully entered into settlements with all of SJG’s historic comprehensive general liability carriers regarding environmental remediation expenditures at former MGP sites. As part of these settlements, SJG purchased an insurance policy that caps its remediation expenditures at 11 of these sites. The insurance policy is in force until 2024 at 10 sites and until 2029 at one site. The policy is limited to an aggregate payment amount of $50.0 million, of which we have recovered $7.5 million as of September 30, 2005.

We believe that all costs incurred net of insurance recoveries relating to the MGP sites will be recovered through rates under SJG’s Remediation Adjustment Clause (RAC). The RAC currently permits us to recover incurred costs in equal installments over 7-year periods with carrying costs. As of September 30, 2005, we have $7.4 million of remediation costs not yet recovered through rates.

Other matters are discussed in Note 8 to the condensed financial statements included as part of this report.

SJG-26

Customer Choice - All residential natural gas customers in New Jersey can choose their gas supplier under the terms of the Electric Discount and Energy Competition Act of 1999. Customers purchasing natural gas from providers other than SJG are charged for gas costs by the marketer, not SJG. While customer choice can affect utility revenues and gas costs, it does not affect SJG’s net income or financial condition. For a period of several years, marketers had successfully attracted gas commodity customers by offering natural gas at prices competitive with those available under regulated utility tariffs. More recently, marketers have found it increasingly difficult to compete with the utility under changing market conditions, see caption Operating Revenues. As these difficult market conditions continue, SJG’s affiliate, South Jersey Energy Company, responded by returning approximately 69,000 residential gas customers to the utility during the third quarter. As of September 30, 2005, only 12,372 residential transportation customers remained, all of which were using marketers other than South Jersey Energy Company.

Results of Operations

Operating Revenues - Revenues increased $16.2 million and $38.6 million for the three and nine-month periods ended September 30, 2005, respectively, compared with the same periods last year primarily due to four factors. First, SJG added nearly 9,100 customers during the 12-month period ended September 30, 2005, which represents a 2.9% increase in total customers. Second, 88% of the residential customers and 65% of the commercial customers purchasing their gas from a source other than SJG migrated back to utility sales service. The total number of transportation customers decreased from 108,453 at September 30, 2004, to 14,263 at September 30, 2005 as third party marketers are finding it difficult to compete with the utility’s BGSS rates under current market conditions. The majority of this migration occurred during the third quarter of 2005 as the number of transportation customers totaled 84,768 at June 30, 2005. The migration of customers from transportation service back to sales service has a direct impact on utility revenues as charges for gas costs are included in sales revenues and not in transportation revenues. However, since gas costs are passed on directly to customers without any profit margin added by SJG, the change in customer utilization of gas marketers did not impact SJG’s profitability.

Third, SJG experienced an increase in revenues from Off-System Sales (OSS) as a direct result of the higher per unit cost of natural gas. This was coupled with an increase in capacity release activity in 2005. Capacity release allows SJG to sell any unused capacity, but the revenues from such activities are much lower than those from OSS since no commodity is included in the sale.

Finally, sales to an electric generation customer increased substantially as it experienced a high demand for electric during an unusually hot summer season in 2005.

SJG-27

Partially offsetting the positive factors noted above, were lower customer utilization rates experienced during 2005 compared with the same periods in 2004, the transfer of the appliance service business from the utility, and the impact of the July 2004 rate case settlement on year-to-date revenues (refer to the table that follows). SJG’s revenues for the nine months ended September 30, 2005 were reduced by the impact of the July 2004 settlement of several matters before the BPU. This settlement increased SJG’s base rates but, at the same time, reduced rates in several clauses that were no longer needed to recover costs. SJG was either no longer incurring or had already recovered the specific costs that these clauses were designed to recover. Since revenues raised under these clauses were for cost recovery only and had no profit margin built in, their elimination has no impact on SJG’s net income.

The base rate increase discussed above and in greater detail in Note 2 to the condensed financial statements, had the impact of increasing utility margins (revenues less gas costs and associated energy taxes) by approximately $6.3 million during the nine months ended September 30, 2005 compared with the same periods last year.

Total gas throughput increased 43.1% to 37.8 billion cubic feet (Bcf) for the three months ended September 30, 2005 compared with the same period in 2004. For the nine months ended, gas throughput increased 23.5% to 119.7 Bcf. The higher throughput was primarily due to a significant increase in capacity release activity during 2005. While revenues from such activities are not as high as when we sell the commodity, contributions to margins are still comparable.

The following is a comparison of operating revenue and throughput for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating Revenues (thousands):
Firm
Residential	$22,307	$23,052	$148,724	$122,160
Commercial	10,325	7,331	55,440	36,311
Industrial	1,279	787	3,383	3,819
Cogeneration & Electric Generation	10,901	5,503	16,040	7,926
Firm Transportation	8,258	10,921	45,335	57,331

Total Firm Operating Revenues	53,070	47,594	268,922	227,547

Interruptible	340	421	1,179	1,178
Interruptible Transportation	361	369	1,476	933
Off-System	32,909	20,934	108,148	107,310
Capacity Release & Storage	2,608	2,184	9,214	6,848
Appliance Service	-	1,451	-	6,360
Other	414	527	1,383	1,534

Total Operating Revenues	$89,702	$73,480	$390,322	$351,710

SJG-28

Throughput (MMcf):
Firm
Residential	1,176	1,051	11,767	10,340
Commercial	699	429	4,959	3,447
Industrial	12	15	138	131
Cogeneration & Electric Generation	1,114	701	1,601	944
Firm Transportation	5,304	5,794	21,457	24,568

Total Firm Throughput	8,305	7,990	39,922	39,430

Interruptible	16	40	95	128
Interruptible Transportation	523	581	2,119	1,746
Off-System	3,463	3,349	13,593	15,971
Capacity Release & Storage	25,512	14,462	64,016	39,657

Total Throughput	37,819	26,422	119,745	96,932

Cost of Sales - SJG’s cost of sales increased $16.9 million and $32.2 million for the three and nine month periods ended September 30, 2005 compared with the same periods in 2004 due to the increase in SJG’s total customer base, the impact of the migration of customers from transportation service back to sales service, and increased Off-System Sales volume and Electric Generation Sales volume as discussed in detail under Operating Revenues. While changes in gas costs associated with OSS directly impact cost of sales, changes in the unit cost of gas sold to utility ratepayers do not always directly affect cost of sales. We defer fluctuations in gas costs to ratepayers not reflected in current rates to future periods under a BPU-approved Basic Gas Supply Service (BGSS) price structure. Finally, cost of sales experienced a partially offsetting decrease from the transfer of the appliance service business out of the utility effective September 1, 2004. Cost of sales related to the appliance service business are included in the results of SJG through September 1, 2004. Such costs totaled $0.3 million and $1.8 million for the three and nine months ended September 30, 2004, respectively.

Gas supply sources include contract and open-market purchases. SJG secures and maintains its own gas supplies to serve its sales customers. We do not anticipate any difficulty renewing or replacing expiring contracts under substantially similar terms and conditions.

Operating Expenses - A summary of principal changes in other operating expenses for the three and nine months ended September 30 is as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005 vs. 2004	2005 vs. 2004

Operations	$(1,595)	$(1,324)
Maintenance	(9)	211
Depreciation	230	(1,441)
Energy and Other Taxes	(73)	61

SJG-29

Operations expense decreased $1.6 million during the third quarter of 2005 compared to the same period in 2004 primarily as a result of the transfer of the appliance service business on September 1, 2004. Operating expenses in the third quarter of 2004 included $0.9 million directly related to the appliance service business. SJG also experienced higher healthcare costs in the third quarter of 2004 resulting in a $0.2 million increase to expense last year. Finally, a cyclical decrease in accrued vacation reduced expenses by an additional $0.4 million during the quarter.

For the nine months ended September 30, 2004, appliance service related operating expenses totaled $3.5 million. A corresponding decrease in operating expense from the absence of such costs in 2005 is not evident in the table above due to several offsetting increases in 2005. This includes a $0.3 million increase in uncollectible expense relating to an increase in the company’s reserve for uncollectibles to address higher balances in accounts receivable. Higher payroll and collection agency costs were also experienced in the customer service function. Expenses related to our mandatory involvement in the New Jersey Clean Energy Program increased by $0.3 million to comply with the new State spending requirement (See Contractual Obligations table in Note 8). As the BPU allows for full recovery of these costs through the Societal Benefits Clause, the increase in expense is offset by an increase in revenues and has no impact on SJG’s net income. Transmission and distribution expenses also increased approximately $0.4 million as a result of a shift in work from capital related projects to expense-related projects. Finally, administrative and general expense increased during the nine months ended September 30, 2005 as a result of increased regulatory expenses resulting from amortizations approved in the July 2004 rate case settlement; a $0.7 million increase in accrued compensation tied to corporate performance; and a 2004 reduction of SJG’s reserve for outstanding claims in the amount of $0.3 million following a period of favorable claims settlements. It should be noted that the amortizations of approximately $0.4 million resulting from the rate case settlement were included in rate recovery from its customers and had no impact on net income.

Depreciation decreased for the nine months ended September 30, 2005 compared with 2004 mainly due to lower depreciation rates approved by the BPU as part of SJG’s recent rate case settlement. SJG’s composite depreciation rate was reduced from 2.9% to 2.4% effective July 2004. The increase for the three months ended September 30, 2005 compared with 2004 is due to SJG’s additional investment in utility plant, while depreciation rates were comparable during both those periods.

Other Income and Expense - Other income and expense was higher for the nine months ended September 30, 2004 compared with 2005 due to a pre-tax gain of $686,000 on SJG’s post-retirement healthcare plan trust. The movement of plan assets to a new investment manager triggered the recognition of gains on investments in 2004.

Interest Charges - Interest charges increased $221,000 in the third quarter and $186,000 for the nine months ended September 30, 2005 compared with the respective periods last year. For both the quarter and the year-to-date, the increase was primarily due to higher average long-term debt levels and higher interest rates on short-term borrowings, offset by lower interest rates on long-term debt. Otherwise, SJG experienced lower levels of interest payable to rate payers on overcollected gas costs. During the three and nine months ended September 30, 2004, these costs approximated $137,200 and $343,000, respectively, compared to $ -0- in 2005.

SJG-30

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

We first seek to meet liquidity needs with net cash provided by operating activities. Net cash provided by operating activities totaled $68.2 million and $55.9 million for the nine months ended September 30, 2005 and 2004, respectively. Net cash provided by operating activities varies from year to year primarily due to the impact of weather on customer demand and related gas purchases, inventory utilization and gas cost recoveries.

In addition to annual fluctuations, SJG’s operations are also subject to seasonal fluctuations. Significant changes in the balances of current assets and current liabilities can occur from the end of one reporting period to another as evidenced by the changes on the condensed balance sheets. Cash inflows generally increase during the first and second quarters as a result of collections on winter season accounts receivable and the increased use of gas in storage to serve customers. Some of this cash is used to pay down short-term notes payable to banks and cover dividend requirements. During the second and third quarters of 2005, SJG refilled its gas storages. Much of this injection activity was purchased on credit and at significantly higher prices than in the prior year. As a result, it appears as an increase in Accounts Payable and Other Accrued Liabilities on the statement of cash flows for the nine months ended September 30, 2005. SJG also ends each calendar year in a prepaid tax position due to mandatory prepayment requirements on all state taxes. Such prepayments are credited against amounts otherwise due during the first quarter; thus, further improving first quarter liquidity. During the second quarter, SJG is required to make its mandatory tax prepayments, thus resulting in a significant use of capital.

Sales during the first quarter historically exceed any other quarter during the year. As a result, accounts receivable is generally at its highest as of March 31st as compared to any other quarter end. Receivable levels typically are considerably lower at the end of the second and third quarters as warmer weather reduces the heating needs of our customers. Unlike billed sales, customer receivables associated with unbilled revenue will track temperatures during the last month of the reporting period. As such, unbilled revenues will generally be highest at the end of the fourth quarter as weather is colder in the month of December compared with March, June and September.

SJG-31

We use short-term borrowings under lines of credit from commercial banks to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, we refinance short-term debt incurred to finance capital expenditures with long-term debt. Bank credit available to SJG totaled $176.0 million at September 30, 2005, of which $61.5 million was used. Those bank facilities consist of a $100.0 million, 3-year revolving credit facility that expires in August 2006 and $76.0 million of uncommitted bank lines. The revolving credit was established in August 2003 with a syndicate of banks to enhance the liquidity position of SJG. The revolving credit facility contains certain financial covenants measured on a quarterly basis. SJG was in compliance with these covenants as of September 30, 2005. Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our future liquidity needs.

SJG supplements its operating cash flow and credit lines with both debt and capital contributions from its parent, SJI. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance its long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. Under a $150.0 million MTN program established in December 2002, SJG issued $110.0 million of long-term debt in 2003 and the remaining $40.0 million of long-term debt in August 2004. We used the proceeds of all of the issues to refinance short-term debt outstanding to commercial banks and for the redemption of certain high interest bearing securities. In July 2005, we redeemed $10.0 million of our 7.9% MTN’s, at par. SJG established a new $150.0 million MTN program that became effective September 8, 2005. On September 13, 2005, we issued a $10.0 million MTN under the new program with a coupon of 5.45% and a maturity of 30 years.

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the New Jersey Board of Public Utilities in July 2004, that granted SJG an increase in base rates. Per the order, SJG is required to maintain Total Common Equity of no less than $289.0 million. SJG’s Total Common Equity balance was $314.6 million at September 30, 2005.

SJG’s capital structure, excluding an immaterial amount of preferred stock outstanding at the end of 2004, was as follows:

	September 30,	December 31,
	2005	2004

Common Equity	48%	48%
Long-Term Debt	42%	44%
Short-Term Debt	10%	8%

Total	100%	100%

SJG’s long-term, senior secured debt is rated “A” and “Baa1” by Standard & Poor’s and Moody’s Investor Services, respectively. These ratings have not changed in the past five years.

SJG-32

Capital Expenditures, Commitments and Contingencies

Capital Expenditures - SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net cash outflows for construction and remediation projects for the nine months ended September 30, 2005 amounted to $53.7 million and $2.1 million, respectively. We estimate net cash outflows for the remainder of 2005 to be $17.2 million. For 2006 and 2007, we estimate the net cash outflows to be approximately $48.8 million and $47.5 million, respectively. Included in these estimates are two large special projects totaling $12.1 million for the installation of a 24-inch pipeline, of which $6.3 million and $5.8 million are expected to be paid in 2005 and 2006, respectively.

Commitments and Contingencies - SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of September 30, 2005 average $47.4 million annually and total $251.6 million over the contracts’ lives. Approximately 53% of the financial commitment under these contracts expires during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

The following table summarizes our contractual cash obligations and their applicable payment due dates (in thousands):

		Up to	2 - 3	4 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-Term Debt	$274,508	$2,273	$2,270	$10,000	$259,965
Interest on Long-Term Debt	228,917	15,605	32,476	32,287	148,549
Operating Leases	531	86	365	64	16
Construction Obligations	11,498	11,436	62	-	-
Commodity Supply Purchase Obligations	251,628	1,450	19,626	112,014	118,538
New Jersey Clean Energy
Program (Note2)	21,394	4,994	14,400	2,000	-
Other Purchase Obligations	4,831	1,779	1,927	1,125	-

Total Contractual Cash Obligations	$793,307	$37,623	$71,126	$157,490	$527,068

Expected environmental remediation costs are not included in the table above due to the subjective nature of such costs and timing of anticipated payments. SJG’s regulatory obligation to contribute $3.6 million annually to its postretirement benefit plans other than pensions, less costs incurred directly by the company, is not included as the duration is indefinite. As a result, the total obligation cannot be calculated. As discussed in Note 7, we currently expect our 2005 pension contribution to range from $0.2 to $2.3 million depending on changes in investment performance and the discount rate for the year. Furthermore, future pension contributions beyond 2005 cannot be determined at this time.

Off-Balance Sheet Arrangements - SJG has no off-balance sheet financing arrangements.

SJG-33

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

SJG-34

Item 3. Quantitative and Qualitative Disclosures About
Market Risks of the Company (Unaudited)

Market Risks

Commodity Market Risks - SJG primarily transacts commodities on a physical basis. As part of its gas purchasing strategy, SJG occasionally uses financial derivative contracts to hedge against forward price risk. These contracts are recoverable through SJG’s BGSS, subject to BPU approval. The fair value of these contracts determined under the mark-to-market method based on prices actively quoted on the NYMEX, which are all due within one year as of September 30, 2005 is as follows (in thousands):

Assets		Maturity	Maturity	Beyond
Source of Fair Value		< 1 Year	1 - 3 Years	3 Years	Total

Prices Actively Quoted	NYMEX	$15,275	$780	$-	$16,055
Other External Sources	Basis	297	-	-	297
Total		$15,572	$780	$-	$16,352

Liabilities		Maturity	Maturity	Beyond
Source of Fair Value		< 1 Year	1 - 3 Years	3 Years	Total

Prices Actively Quoted	NYMEX	$169	$86	$-	$255
Other External Sources	Basis	511	-	-	511
Total		$680	$86	$-	$766

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX and Basis contracts are 2.9 bcf with a weighted average settlement price of $7.22 per Mmbtu.

A reconciliation of SJG's estimated net fair value of energy-related derivatives, including energy trading and hedging contracts, follow (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2005	$(527)
Contracts Settled During Quarter Ended September 30, 2005	(2,534)
Other Changes in Fair Value from Continuing
and New Contracts, Net	18,647
Net Derivatives — Energy Related Asset, September 30, 2005	$15,586

SJG-35

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable rate borrowings. Our short-term, variable rate debt outstanding at September 30, 2005, was $61.5 million and averaged $34.3 million during the first nine months of 2005. A hypothetical 100 basis point (1%) increase in interest rates on our average variable rate debt outstanding would result in a $202,000 increase in our annual interest expense, net of tax. We chose the 100 basis point increase for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. The change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each of the last five fiscal years was as follows: 2004 - 115 b.p. increase; 2003 - 31 b.p. decrease; 2002 - 74 b.p. decrease; 2001 - 383 b.p. decrease; and 2000 - 83 b.p. increase. For September 2005, our average interest rate on variable rate debt was 4.26%. SJG primarily issues long-term debt at fixed rates and, consequently, interest expense on existing debt is not significantly impacted by changes in market interest rates. In November 2004, SJG entered into a derivative transaction known as a “Treasury Lock” to hedge against the impact of possible interest rate increases on a $10.0 million, thirty-year debt issuance planned for July 2005. We terminated that Treasury Lock on its July 15, 2005 expiration date at a cost of $1.2 million. In August, we entered into a new Treasury Lock in anticipation of the same debt issuance and terminated it on September 13, 2005 at a cost of $183,000. We issued a $10.0 million MTN with a thirty-year maturity on that same day. Because we issued the replacement debt within two months of the termination of both Treasury Locks, we deferred the costs of the Treasury Locks and will amortize them over the life of that debt.

On October 21, 2005, SJG entered into two forward-starting interest rate swaps which effectively fixed the interest rate at 3.43% for thirty years on $25 million of tax-exempt debt which is expected to be issued in early 2006. The debt will be used to provide long-term financing for capital improvements made to SJG’s gas transmission and distribution system serving Atlantic and Cape May Counties in southern New Jersey.

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

SJG-36

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

SJG-37

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 1, Note 8, beginning on page 21.

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

SJG-38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
(Registrant)

Dated: November 9, 2005	By: /s/ Edward J. Graham
Edward J. Graham
President & Chief Executive Officer

Dated: November 9, 2005	By: /s/ David A. Kindlick
David A. Kindlick
Executive Vice President & Chief Financial Officer

SJG-39