Form 10-Q
period 2006-06-30
SOUTH JERSEY GAS CO/NEW
filed 2006-08-09
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements — See Pages 2 through 21

SJG -1

SOUTH JERSEY GAS COMPANY

STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2006	2005

Operating Revenues	$105,006	$86,083

Operating Expenses:
Cost of Sales	76,040	55,111
Operations	10,520	11,939
Maintenance	1,365	1,511
Depreciation	5,848	5,437
Energy and Other Taxes	1,673	1,952

Total Operating Expenses	95,446	75,950

Operating Income	9,560	10,133

Other Income and Expense	158	(9)

Interest Charges	(5,181)	(4,193)

Income Before Income Taxes	4,537	5,931

Income Taxes	(1,938)	(2,577)

Net Income	$2,599	$3,354

The accompanying notes are an integral part of the financial statements.

SJG -2

SOUTH JERSEY GAS COMPANY

STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2006	2005

Operating Revenues	$382,087	$300,620

Operating Expenses:
Cost of Sales	284,661	199,455
Operations	24,351	27,228
Maintenance	2,770	3,004
Depreciation	11,606	10,795
Energy and Other Taxes	5,959	6,846

Total Operating Expenses	329,347	247,328

Operating Income	52,740	53,292

Other Income and Expense	138	(38)

Interest Charges	(10,333)	(8,633)

Income Before Income Taxes	42,545	44,621

Income Taxes	(17,468)	(18,702)

Net Income	$25,077	$25,919

The accompanying notes are an integral part of the financial statements.

SJG -3

SOUTH JERSEY GAS COMPANY

STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2006	2005

Net Income	$2,599	$3,354

Other Comprehensive Income (Loss), Net of Tax:

Change in Fair Value of Investments	(67)	121
Change in Fair Value of Derivatives	396	(615)

Other Comprehensive Income (Loss) - Net of Tax	329	(494)

Comprehensive Income	$2,928	$2,860

	Six Months Ended
	June 30,
	2006	2005

Net Income	$25,077	$25,919

Other Comprehensive Income (Loss), Net of Tax:

Change in Fair Value of Investments	90	78
Change in Fair Value of Derivatives	953	(718)

Other Comprehensive Income (Loss) - Net of Tax	1,043	(640)

Comprehensive Income	$26,120	$25,279

The accompanying notes are an integral part of the financial statements.

SJG -4

SOUTH JERSEY GAS COMPANY

STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2006	2005

Cash Flows from Operating Activities:
Net Income	$25,077	$25,919
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	12,524	12,238
Provision for Losses on Accounts Receivable	251	838
Revenues and Fuel Costs Deferred - Net	5,204	(4,943)
Deferred and Noncurrent Income Taxes and Credits - Net	(2,012)	5,526
Environmental Remediation Costs - Net	(3,510)	(797)
Gas Plant Cost of Removal	(670)	(443)
Changes in:
Accounts Receivable	29,414	16,512
Inventories	22,053	16,049
Other Prepayments and Current Assets	(550)	(1,678)
Prepaid and Accrued Taxes - Net	(4,234)	(2,233)
Accounts Payable and Other Accrued Liabilities	(54,542)	(6,673)
Other Assets	806	5,808
Other Liabilities	208	(1,586)

Net Cash Provided by Operating Activities	30,019	64,537

Cash Flows from Investing Activities:
Capital Expenditures	(34,062)	(29,512)
Purchase of Restricted Investments	(14,316)	-

Net Cash Used in Investing Activities	(48,378)	(29,512)

Cash Flows from Financing Activities:
Net Borrowings from (Repayments of) Lines of Credit	3,900	(15,500)
Proceeds from Issuance of Long-Term Debt	25,000	-
Principal Repayments of Long-Term Debt	(2,288)	(12,773)
Redemption of Preferred Stock	-	(1,690)
Dividends on Common Stock	(4,975)	(5,626)
Payments for Issuance of Long-Term Debt	(956)	(100)
Premium for Early Retirement of Debt	-	(184)

Net Cash Provided by (Used in) Financing Activities	20,681	(35,873)

Net Increase (Decrease) in Cash and Cash Equivalents	2,322	(848)
Cash and Cash Equivalents at Beginning of Period	2,551	3,310

Cash and Cash Equivalents at End of Period	4,873	2,462

Supplemental Disclosures of Noncash Investing Activities:
Capital property and equipment acquired on account but
not paid as of June 30	$4,178	$5,314

The accompanying notes are an integral part of the financial statements.

SJG -5

SOUTH JERSEY GAS COMPANY

BALANCE SHEETS
(In Thousands)
	(Unaudited)
	June 30,	December 31,
	2006	2005
Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,055,207	$1,030,029
Accumulated Depreciation	(248,236)	(241,242)

Property, Plant and Equipment - Net	806,971	788,787

Investments:
Available-for-Sale Securities	5,803	5,628
Restricted Investments	14,316	-

Total Investments	20,119	5,628

Current Assets:
Cash and Cash Equivalents	4,873	2,551
Accounts Receivable	55,115	42,043
Accounts Receivable - Related Parties	16,003	3,186
Unbilled Revenues	10,599	53,648
Provision for Uncollectibles	(2,902)	(3,461)
Natural Gas in Storage, average cost	69,767	89,957
Materials and Supplies, average cost	2,003	3,866
Prepaid Taxes	17,553	12,972
Derivatives - Energy Related Assets	2,999	6,496
Other Prepayments and Current Assets	3,408	2,858

Total Current Assets	179,418	214,116

Regulatory Assets:
Environmental Remediation Costs:
Expended - Net	12,860	9,350
Liability for Future Expenditures	52,863	56,717
Income Taxes - Flowthrough Depreciation	5,174	5,663
Deferred Asset Retirement Obligation Costs	20,498	19,986
Deferred Fuel Costs - Net	18,562	21,237
Deferred Postretirement Benefit Costs	2,457	2,646
Societal Benefit Costs	4,000	2,691
Premium for Early Retirement of Debt	1,613	1,694
Other Regulatory Assets	1,356	1,499

Total Regulatory Assets	119,383	121,483

Other Noncurrent Assets:
Unamortized Debt Issuance Costs	6,980	6,251
Prepaid Pension	23,861	26,202
Accounts Receivable - Merchandise	5,919	6,472
Derivatives - Energy Related Assets	74	271
Derivatives - Other	1,282	-
Other	1,885	1,765

Total Other Noncurrent Assets	40,001	40,961

Total Assets	$1,165,892	$1,170,975

The accompanying notes are an integral part of the financial statements.

SJG -6

SOUTH JERSEY GAS COMPANY

BALANCE SHEETS
(In Thousands, except per share amounts)
(Unaudited)
	June 30,	December 31,
	2006	2005

Capitalization and Liabilities

Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	200,317	200,317
Accumulated Other Comprehensive Loss	(3,294)	(4,337)
Retained Earnings	157,866	142,740

Total Common Equity	360,737	344,568

Long-Term Debt	294,950	272,235

Total Capitalization	655,687	616,803

Current Liabilities:
Notes Payable	90,900	87,000
Current Maturities of Long-Term Debt	2,270	2,273
Accounts Payable - Commodity	23,691	83,957
Accounts Payable - Other	11,383	17,236
Accounts Payable - Related Parties	10,366	7,879
Derivatives - Energy Related Liabilities	18,293	6,197
Deferred Income Taxes - Net	3,045	2,295
Customer Deposits and Credit Balances	19,464	12,145
Environmental Remediation Costs	24,140	17,873
Taxes Accrued	2,509	2,162
Dividends Payable	4,975	-
Interest Accrued	5,961	6,032
Other Current Liabilities	3,076	6,045

Total Current Liabilities	220,073	251,094

Deferred Credits and Other Noncurrent Liabilities:
Deferred Income Taxes - Net	160,065	162,542
Environmental Remediation Costs	28,723	38,844
Regulatory Liabilities	55,159	54,002
Asset Retirement Obligations	23,140	22,505
Pension and Other Postretirement Benefits	15,249	16,633
Investment Tax Credits	2,633	2,795
Derivatives - Energy Related Liabilities	1,154	84
Derivatives - Other	-	306
Other	4,009	5,367

Total Deferred Credits and Other Noncurrent Liabilities	290,132	303,078

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,165,892	$1,170,975

The accompanying notes are an integral part of the financial statements.

SJG -7

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Entity - South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of South Jersey Gas Company (SJG). In our opinion, the financial statements reflect all normal and recurring adjustments needed to fairly present our financial position and operating results at the dates and for the periods presented. Our business is subject to seasonal fluctuations and, accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. These financial statements should be read in conjunction with our 2005 Form 10-K.

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

The BPU allows us to recover all prudently incurred gas costs through the Basic Gas Supply Service clause (BGSS). We collect these costs on a forecasted basis upon BPU order. We defer over/under-recoveries of gas costs and include them in the following year's BGSS. We pay interest on the net overcollected BGSS balances at the rate of return on rate base utilized by the BPU to set rates in our last base rate proceeding.

Our tariff also includes a Temperature Adjustment Clause (TAC) and a Societal Benefits Clause (SBC). Within the SBC are a Remediation Adjustment Clause (RAC), a New Jersey Clean Energy Program (NJCEP), a Universal Service Fund (USF) program, and a Consumer Education Program (CEP), which was terminated in April 2006. The TAC provides stability to our earnings and our customers’ bills by normalizing the impact of extreme winter temperatures. The RAC recovers environmental remediation costs of former gas manufacturing plants and the NJCEP recovers costs associated with our energy efficiency and renewable energy programs. The USF is a statewide customer assistance program that utilizes utilities as a collection agent. The CEP recovered costs associated with providing education to the public concerning customer choice. TAC adjustments affect revenue, earnings and cash flows since colder-than-normal weather can generate credits to customers, while warmer-than-normal weather can result in additional billings.  RAC adjustments affect revenue and cash flows but do not directly affect earnings because we defer and recover related costs through rates over 7-year amortization periods. NJCEP, CEP and USF adjustments also affect revenue and cash flows but do not directly affect earnings, as related costs are deferred and customer credits are recovered through rates on an ongoing basis.

SJG -8

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

Depreciation - We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.4% in 2005 and 2.3% for the first six months of 2006. Except for retirements outside of the normal course of business, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage.

Capitalized Interest - We capitalize interest on construction at the rate of return on rate base utilized by the BPU to set rates in our last base rate proceeding. Capitalized interest is included in Utility Plant on the balance sheets. Interest Charges are presented net of capitalized interest on the statements of income. As of June 30, we capitalized interest as follows (in thousands):

	June 30, 2006	June 30, 2005

Quarter Ended	$109	$253
Six Months Ended	208	543

Impairment of Long-Lived Assets - We review the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the six months ended June 30, 2006 and for the year ended December 31, 2005, no significant impairments were identified.

Derivative Instruments - We account for derivative instruments in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We record all derivatives, whether designated in hedging relationships or not, on the balance sheets at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. In general, if the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. We currently have no fair value hedges. If the derivative is designated as a cash flow hedge, we record the effective portion of the hedge in Other Comprehensive Income (Loss) and recognize it in the income statement when the hedged item affects earnings. However, due to the application of regulatory accounting principles under FASB Statement No. 71, derivatives related to gas purchases are recorded through our BGSS rather than Other Comprehensive Income (Loss). We recognize ineffective portions of cash flow hedges immediately in earnings.

As part of our gas purchasing strategy, we use financial contracts to hedge against forward price risk. South Jersey Resources Group, LLC (SJRG), an affiliate by common ownership, enters into these contracts on our behalf. The costs or benefits of these contracts are included in our BGSS, subject to BPU approval. As of June 30, 2006 and December 31, 2005 we had $18.3 million and $(0.5) million of costs (benefits), respectively, included in our BGSS related to open financial contracts (See Regulatory Assets & Liabilities).

The vast majority of our contracts relate to physical transactions that qualify for the normal purchase and sale exception. Therefore, we are not required to mark these contracts to market.

SJG -9

From time to time we enter into interest rate derivatives and similar agreements to hedge exposure to increasing interest rates with respect to our variable-rate debt. On October 21, 2005, we entered into two long-term forward-starting interest rate swaps which effectively fixed the interest rate at 3.43%, commencing December 1, 2006 through January 2036, on $25 million of variable-rate, tax-exempt debt which was issued in April 2006. We have designated and account for these interest rate derivatives as cash flow hedges. Beginning December 1, 2006, the differential to be paid or received as a result of these swap agreements will be accrued as interest rates change and will be recognized as an adjustment to interest expense.

As of June 30, 2006, the market value of these agreements was $1.3 million and is included on the balance sheet under the caption Other Noncurrent Assets - Derivatives - Other. The recorded balance as of June 30, 2006 represents the amount we would have received from the counterparties if the contracts had been terminated on that date. As of December 31, 2005, the market value of these agreements was $(0.3) million and is included on the balance sheet under the caption Deferred Credits and Other Noncurrent Liabilities - Derivatives - Other. The recorded balance as of December 31, 2005 represents the amount we would have had to pay to the counterparties if the contracts had been terminated on that date. As of June 30, 2006 and December 31, 2005, we calculated the swaps to be highly effective; therefore, we recorded the change in fair value of the swaps along with the cumulative unamortized costs, net of taxes, in Accumulated Other Comprehensive Loss.

We determined the fair value of derivative instruments by reference to quoted market prices of listed contracts, published quotations or quotations from unrelated third parties.

Stock-Based Compensation Plans - On January 1, 2006, SJI adopted FASB Statement No. 123(R), “Share-Based Payment”, which revised FASB Statement No. 123, and superseded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. Since officers of SJG participate in the Stock Option, Stock Appreciation Rights and Restricted Stock Award Plan (“Plan”) of SJI, changes in accounting for share-based payments also impact SJG. Statement No. 123(R) requires SJI to measure and recognize stock-based compensation expense in its financial statements based on the fair value at the date of grant for its share-based awards, which currently include restricted stock awards containing market and service conditions. In accordance with Statement No. 123(R), SJI is recognizing compensation expense over the requisite service period for: (i) awards granted on, or after, January 1, 2006 and (ii) unvested awards previously granted and outstanding as of January 1, 2006. In addition, SJI is estimating forfeitures over the requisite service period when recognizing compensation expense. These estimates can be adjusted to the extent to which actual forfeitures differ, or are expected to materially differ, from such estimates.

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

SJG -10

 The following table summarizes the nonvested officers’ restricted stock awards outstanding at June 30, 2006 and the assumptions used to estimate the fair value of the awards (adjusted for a June 2005 two-for-one stock split):

Grant	Shares	Fair Value	Expected	Risk-Free
Date	Outstanding	Per Share	Volatility	Interest Rate

Jan. 2004	10,352	$ 20.105	16.4%	2.4%
Jan. 2005	8,342	$ 25.155	15.5%	3.4%
Jan. 2006	8,044	$ 27.950	16.9%	4.5%

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

For the six months ended June 30, 2006 and 2005, the cost of officers’ restricted stock awards was $99,650 and $685,200, respectively. Of these costs, $57,000 and $241,000, respectively, were capitalized to Utility Plant.

As of June 30, 2006, there was $0.3 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

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

The adoption of Statement No. 123(R) resulted in a reduction in stock-based compensation expense of $25,954 for the six months ended June 30, 2006. This decrease in expense would have had an immaterial impact on our cash flows for the period presented.

The following table summarizes information regarding restricted stock award activity during the six months ended June 30, 2006:

Officers *

Nonvested Shares Outstanding, January 1, 2006	49,816

Granted	10,991
Vested**	(27,924)
Cancelled/Forfeited	(6,145)

Nonvested Shares Outstanding, June 30, 2006	26,738

* excludes accrued dividend equivalents.

** actual shares awarded upon vesting, including dividend equivalents and adjustments for performance measures, totaled 44,575 shares.

SJG -11

During the six months ended June 30, 2006, SJG awarded 44,575 shares to its officers at a market value of $1.3 million. As a result of an SJI corporate restructuring, SJG was also obligated to settle a liability for services previously rendered by officers that are currently employed by affiliates totaling $1.0 million. During the six months ended June 30, 2005, SJG awarded 62,058 shares at a market value of $1.6 million. As discussed earlier, SJG has a policy of purchasing shares from SJI to satisfy its obligations under these plans. Cash payments for shares of SJI common stock during the six months ended June 30, 2006 and 2005 were approximately $2.1 million and $1.6 million, respectively. There were no awards granted during the three month periods ended June 30, 2006 and 2005. Additionally, a change in control could result in the nonvested shares becoming nonforefeitable or immediately payable in cash.

New Accounting Pronouncement - In July 2006, the FASB issued Interpretation No. 48 “Uncertainty in Income Taxes” (FIN 48). This Interpretation provides guidance on the recognition and measurement of uncertain tax positions in the financial statements. The effective date of FIN 48 is January 1, 2007; however, we do not anticipate its adoption to materially affect our financial statements.

Regulatory Assets & Liabilities - All significant regulatory assets are separately identified on the balance sheets. Each item that is separately identified is being recovered through utility rate charges. We are currently permitted to recover interest on our Environmental Remediation Costs and Societal Benefit Costs while the other assets are being recovered without a return on investment over the following periods:

Years Remaining
Regulatory Asset	As of June 30, 2006

Environmental Remediation Costs:
Expended - Net	Various
Liability for Future Expenditures	Not Applicable
Income Taxes - Flowthrough Depreciation	5
Deferred Asset Retirement Obligation Costs	Not Applicable
Deferred Fuel Costs - Net	Various
Deferred Postretirement Benefit Costs	7
Societal Benefit Costs	Various
Premium for Early Retirement of Debt	Various

Some of the assets reflected under the caption Other Regulatory Assets are currently being recovered from ratepayers as approved by the BPU. Management believes the remaining deferred costs are probable of recovery from ratepayers through future utility rates.

Over/under collections of gas costs are monitored through our BGSS mechanism. Net undercollected gas costs are classified as a Regulatory Asset and net overcollected gas costs are classified as a Regulatory Liability. Derivative contracts used to hedge our natural gas purchases are included in the BGSS, subject to BPU approval. The offset to the change in fair value of these contracts is recorded as a component of the regulatory asset, Deferred Fuel Costs - Net, if we are in a net undercollected position, or as a component of the regulatory liability, Deferred Gas Revenues - Net, if we are in a net overcollected position. As of June 30, 2006, costs related to derivative contracts increased Deferred Fuel Costs - Net by $18.3 million. As of December 31, 2005, benefits related to derivative contracts reduced Deferred Fuel Costs - Net by $0.5 million.

SJG -12

Regulatory Liabilities at June 30, 2006 and December 31, 2005 consisted of the following items (in thousands):

	June 30, 2006	December 31, 2005
Excess Plant Removal Costs	$48,271	$48,071
Overcollected State Taxes	4,111	4,025
Other	2,777	1,906

Total Regulatory Liabilities	$55,159	$54,002

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

Reclassifications - We determined that certain customer accounts receivable were in a credit position and accordingly, reclassified $2.8 million included in Accounts Receivable as of December 31, 2005 to Customer Deposits and Credit Balances in the Current Liability section of our balance sheet. We also determined that certain acquisitions of property and equipment made on account were reflected as cash capital expenditures in the statement of cash flows, and have reduced cash flows used in investing activities with a corresponding reduction in cash provided by operating activities of approximately $0.8 million for the six months ended June 30, 2005. These amounts are considered immaterial to the overall presentation of our financial statements.

2.     REGULATORY ACTIONS:

Base Rates - On July 7, 2004, the BPU granted us a base rate increase of $20.0 million effective July 8, 2004, which was predicated in part upon a 7.97% rate of return on rate base that included a 10.0% return on common equity. We were also permitted to recover regulatory assets contained in our petition and reduce our composite depreciation rate from 2.9% to 2.4%.

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

Other Regulatory Matters - In December 2004, the BPU approved the statewide funding of the NJCEP of $745.0 million for the years 2005 through 2008. Of this amount, we will be responsible for approximately $25.4 million over the 4-year period. Amounts not yet expended have been included in our Contractual Cash Obligations table included in Note 9.

In February 2005, we filed notice with the BPU to provide for an $11.4 million bill credit to customers. The bill credit was implemented in March 2005. In June 2005, we made our annual BGSS filing with the BPU requesting a $17.1 million, or 6.3% increase in gas cost recoveries in response to increasing wholesale gas costs. In August 2005, the BPU approved our requested increase, effective September 1, 2005, on an interim basis.

SJG -13

In October 2005, we, filed a petition with the BPU to implement a Pipeline Integrity Management Tracker (Tracker), along with the three other natural gas distribution companies in New Jersey. The purpose of the Tracker is to recover costs to be incurred by us as a result of new federal regulations, which are aimed at enhancing public safety and reliability. The regulations require that utilities use a comprehensive analysis to assess, evaluate, repair and validate the integrity of certain transmission lines . The New Jersey utilities are requesting approval of the Tracker since the new regulations will result in ongoing incremental costs. We anticipate that a large portion of the incremental cost is dependent upon overall assessment results, and therefore cannot be specifically predicted at this time.

In November 2005, we made our annual SBC filing, requesting a $6.1 million reduction in annual recoveries.

In November 2005, we filed a BGSS Motion for Emergent Rate Relief in conjunction with the other natural gas utilities in New Jersey. This filing was necessary due to substantial increases in wholesale natural gas prices across the country. In December 2005, the BPU approved an $85.7 million increase to our rates, effective December 15, 2005, on an interim basis.

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

In December 2005, we made a filing proposing to implement a Conservation and Usage Adjustment (CUA) Clause, on a 5-year pilot basis. The primary purpose of the CUA is to promote conservation and to base our profit margin on the number of customers rather than the amount of natural gas distributed to customers. This structure will allow us to aggressively promote conservation programs without negatively impacting our financial stability. The proposed CUA would replace our existing TAC, but would continue to protect customers and the Company from significant temperature variations from normal.

In March 2006, the BPU approved a global settlement, effective April 1, 2006, fully resolving our September 2004 SBC filing, 2003-2004 TAC, 2004-2005 BGSS filing and certain issues in the 2005-2006 BGSS filing. The net impact is a $4.4 million reduction to annual revenues; however, this reduction has no impact on net income as there will be a dollar-for-dollar reduction in expense. In addition, a pilot storage incentive program was approved. This program began during the second quarter of 2006 and will continue for three summer injection periods, through 2008. It is designed to provide us with the opportunity to achieve BGSS price reductions and additional price stability. It will also provide us with an opportunity to share in the storage-related gains and losses, with 20% being retained by the Company, and 80% being credited to customers.

In June 2006, we made our annual BGSS filing with the BPU requesting a $19.7 million, or 4.6%, decrease in gas cost recoveries in response to decreasing wholesale gas costs and an $11.5 million benefit derived from the release of a storage facility and the liquidation of its low-cost base gas made available during the second quarter. This represents a 4.6% rate reduction and is pending BPU approval for implementation on October 1, 2006.

In July 2006, we made our annual USF filing, along with the state’s other electric and gas utilities, proposing to increase annual statewide gas revenues to $115.3 million, an increase of $68.5 million. Under the proposal, SJG’s annual USF revenues will increase to $13.0 million, which represents a $7.7 million increase in annual USF revenues.

Filings and petitions described above are still pending unless otherwise indicated.

SJG -14

3.  RELATED PARTY TRANSACTIONS:

We conducted business with our parent, SJI, and several other related parties. A description of each of these affiliates and related transactions is as follows:

SJI Services, LLC (SJIS) - a wholly owned subsidiary of SJI established on January 1, 2006, that provides services to SJI and its other subsidiaries, including SJG, such as information technology, human resources, government relations, corporate communications, materials purchasing, fleet management and insurance.

South Jersey Energy Solutions, LLC (SJES) - a wholly owned subsidiary of SJI that serves as a holding company for all of SJI’s nonutility businesses:

•
South Jersey Energy Company (SJE) - a wholly owned subsidiary of SJI and a third party energy marketer supplying natural gas to customers within our territory. We sell natural gas for resale to SJE and also provide them with billing services. For SJE’s residential customers, for which we perform billing services, we purchase the related accounts receivable at book value less a factor for potential uncollectible accounts and assume all risk associated with collection.

•
South Jersey Resources Group (SJRG) - a wholly owned subsidiary of SJI and a wholesale gas and risk management business that supplies natural gas to retail marketers, utility businesses and electricity generators in the mid-Atlantic and southern regions. We sell natural gas for resale and capacity release to SJRG and also meet some of our gas purchasing requirements by purchasing natural gas from SJRG. Additionally, SJRG manages our market risk associated with price fluctuations in the cost of natural gas, by entering into financial derivative contracts on our behalf. The gain or loss associated with these derivative contracts is included in our BGSS and in the SJRG receivable and payable amounts shown below. In addition to our normal gas purchases and sales with SJRG, during the second quarter of 2006, we sold 1,710,903 decatherms of gas to SJRG for $13.1 million. This sale was conducted in compliance with all applicable regulatory requirements. The proceeds from the sale were credited to the BGSS clause and did not impact earnings during the quarter. The amount due from SJRG for this transaction is to be paid to us during the third and fourth quarters of 2006.

•
Marina Energy LLC (Marina) - a wholly owned subsidiary of SJI and an owner and operator of on-site energy production facilities for the commercial and industrial markets. We provide natural gas transportation services to Marina under BPU approved tariffs.

•
South Jersey Energy Service Plus (SJESP) - a wholly owned subsidiary of SJI and an appliance service and installation of heating and cooling systems company. We lease vehicles and also provide billing services to SJESP.

Millennium Account Services, LLC (Millennium) - a partnership between SJI and Conectiv Solutions, LLC. Millennium reads our utility customers’ meters on a monthly basis for a fee.

Measurement Solutions International - Northeast LLC (MSI) - a metering and measurement services company in which SJI holds a minority interest. MSI provides us with meter services including procurement, warehousing and maintenance.

Sales of gas to SJRG and SJE comply with Section 284.02 of the Regulations of the Federal Energy Regulatory Commission (FERC).

In addition to the above, we provide various administrative and professional services to SJI, SJE, SJRG, SJESP and Marina. Likewise, SJI provides substantial administrative services on our behalf. Beginning in January 2006, SJIS began to provide a majority of the aforementioned administrative services to SJI and its subsidiaries; therefore, administrative support from us to affiliates will generally decrease from 2005 to 2006. For certain types of transactions, we served as central processing agents for the related parties discussed above. Amounts due to and due from these related parties for pass-through items are not considered material to the financial statements as a whole.

SJG -15

A summary of these related party transactions, excluding pass-through items, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Sales and Services Provided to:
	2006	2005	2006	2005

SJIS	$91	$-	$181	$-
SJI	88	172	634	739
SJE Solutions	27	-	50	1
SJE	36	194	91	396
SJRG	22,926	1,303	29,991	3,622
Marina	46	54	120	151
SJESP	89	109	214	225

Sales and Services Received from:
SJRG	$10,853	$1,101	$29,027	$2,727
SJI	1,353	2,527	4,679	3,428
SJIS	1,261	-	2,719	-
Millenium	683	668	1,356	1,296

As of June 30, 2006 and December 31, 2005, amounts due to and from related parties, including pass-through items, were as follows (in thousands):

	June 30,	December 31,
	2006	2005
Amounts due to:		$-
SJIS	$562
SJI	1,077	1,470
SJE	2,429	1,691
SJRG	4,528	3,242
SJESP	1,102	993
Millenium	231	220
MSI	437	263
	$10,366	$7,879

Amounts due from:
SJIS	$172	$-
SJI	138	631
SJE Solutions	44	-
SJE	20	35
SJRG	15,371	2,184
SJESP	186	242
Marina	4	20
Millenium	68	74
	$16,003	$3,186

SJG -16

4.  LONG-TERM DEBT:

In April 20, 2006, we issued $25.0 million of secured tax-exempt, auction-rate debt through the New Jersey Economic Development Authority (NJEDA). The auction rate, which resets weekly, was set at 3.79% as of June 30, 2006. Of the proceeds from the issue, $14.3 million was invested in interest-bearing securities pending the incurrence of capital costs that qualify for tax-exempt financing. In anticipation of this transaction, we previously entered into forward-starting interest rate swap agreements that effectively fixed the interest rate on this debt at 3.43%, commencing December 1, 2006 through January 2036. The debt was issued under our medium-term note program. An additional $115.0 million of medium-term notes remains available for issuance under that program.

5.  RESTRICTED INVESTMENTS:

In accordance with the terms of the NJEDA loan agreements, we were required to escrow unused proceeds pending approved construction expenditures. As of June 30, 2006, the escrowed proceeds totaled $14.3 million and is presented as Restricted Investments on the balance sheet.

6.  UNUSED LINES OF CREDIT:

Bank credit available to us totaled $176.0 million at June 30, 2006, of which $90.9 million was used. Those bank facilities consist of a $100.0 million credit facility that expires in August 2006, and $76.0 million of uncommitted bank lines. On August 3, 2006, we replaced the expiring revolving credit with a new $100.0 million facility that expires in August 2011. The revolving credit facilities contain certain financial covenants measured on a quarterly basis. We were in compliance with these covenants as of June 30, 2006. Borrowings under these credit facilities are at market rates. The weighted-average borrowing cost, which changes daily, was 5.90% and 3.72% at June 30, 2006 and 2005, respectively. We maintain demand deposits with lending banks on an informal basis and they do not constitute compensating balances.

7.   RETAINED EARNINGS:

We are restricted as to the amount of cash dividends or other distributions that may be paid on our common stock by an order issued by the BPU in July 2004, that granted us an increase in base rates. Per the order, we are required to maintain total common equity of no less than $289.2 million. Our total common equity balance was $360.7 million at June 30, 2006.

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that we may pay on our common stock. As of June 30, 2006, these restrictions did not affect the amount that may be distributed from our retained earnings.

We received an equity infusion of $30.0 million from SJI during 2005. There was no equity infusion during the first half of 2006. Contributions of capital are credited to Other Paid-In Capital and Premium on Common Stock. Future equity contributions will occur on an as needed basis.

8.   PENSIONS & OTHER POSTRETIRMENT BENEFIT PLANS:

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

SJG -17

The BPU authorized us to recover costs related to postretirement benefits other than pensions under the accrual method of accounting consistent with FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." We deferred amounts accrued prior to that authorization and are amortizing them as allowed by the BPU. The unamortized balance of $2.5 million at June 30, 2006 is recoverable in rates. We are amortizing this amount over 15 years, which started January 1998.

Net periodic benefit cost for the three and six months ended June 30, 2006 and 2005 related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005
Service Cost	$471	$748	$1,149	$1,426
Interest Cost	1,524	1,517	2,940	2,933
Expected Return on Plan Assets	(1,964)	(1,944)	(3,759)	(3,739)
Amortization of Loss and Other	523	661	1,152	1,290
Net Periodic Benefit Cost	554	982	1,482	1,910
Capitalized Benefit Costs	(238)	(230)	(637)	(629)
Net Periodic Benefit Expense	$316	$752	$845	$1,281

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005
Service Cost	$129	$19	$258	$366
Interest Cost	307	385	614	982
Expected Return on Plan Assets	(228)	(394)	(456)	(741)
Amortization of Loss and Other	20	71	40	104
Net Periodic Benefit Cost	228	81	456	711
Capitalized Benefit Costs	(98)	(28)	(196)	(249)
Net Periodic Benefit Expense	$130	$53	$260	$462

 The reduction in service costs during 2006, in the tables above were the result of the transfer of employees from SJG to SJI Services, effective January 1, 2006. Capitalized benefit costs reflected in the table above relate to our construction program.

Future Benefit Payments - The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

		Other
	Pension Benefits	Postretirement Benefits

2006	$5,436	$2,147
2007	5,503	2,361
2008	5,561	2,474
2009	5,635	2,549
2010	5,707	2,688
2011-2015	31,384	13,318

SJG -18

Contributions - We expect to make no contributions to our pension plan in 2006; however, changes in future investment performance and discount rates may ultimately result in a contribution. We also have a regulatory obligation to contribute approximately $3.6 million annually to our other postretirement benefit plans’ trusts, less costs incurred directly by us.

9.   COMMITMENTS AND CONTINGENCIES:

The following table summarizes our contractual cash obligations and their applicable payment due dates as of June 30, 2006 (in thousands):

		Up to	Years	Years	More than
Contractual Cash Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Long-Term Debt	$297,220	$2,270	$-	$10,000	$284,950
Interest on Long-Term Debt	244,114	17,191	34,003	33,697	159,223
Operating Leases	281	91	149	41	-
Construction Obligations	106,842	37,013	69,829	-	-
Commodity Supply Purchase Obligations	223,610	24,987	87,176	45,231	66,216
New Jersey Clean Energy Program	16,770	5,270	11,500	-	-
Other Purchase Obligations	17,580	8,487	8,193	900	-

Total Contractual
Cash Obligations	$906,417	$95,309	$210,850	$89,869	$510,389

Expected environmental remediation costs and asset retirement obligations are not included in the table above due to the subjective nature of such costs and timing of anticipated payments. As a result, the total obligation cannot be calculated. Additionally, future pension contributions are not included in the table as contributions vary from year-to-year based on investment performance and discount rates. Our regulatory obligation to contribute to our postretirement benefit plans’ trust, as discussed in Note 8, is also not included as its duration is indefinite.

Gas Supply Contracts - In the normal course of conducting business, we have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest that any of these contracts expires is October 2007. The transportation and storage service agreements between us and our interstate pipeline suppliers were made under Federal Energy Regulatory Commission approved tariffs. Our cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $4.7 million per month which are recovered on a current basis through the BGSS.

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

Union Contract - Unionized personnel represent 70% of our workforce at June 30, 2006 and are operating under agreements that run through at least January 2008.

Environmental Remediation Costs - We incurred and recorded costs for environmental cleanup of 12 sites where we or our predecessors operated manufactured gas plants. We stopped manufacturing gas in the 1950s.

SJG -19

We successfully entered into settlements with all of our historic comprehensive general liability carriers regarding the environmental remediation expenditures at our sites. Also, we have purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that we will be required to make at 11 of our sites. This Policy will be in force until 2024 at 10 sites and until 2029 at one site. The future cost estimates discussed hereafter are not reduced by projected insurance recoveries from the Cleanup Cost Cap Insurance Policy. The policy is limited to an aggregate payment amount of $50.0 million, of which we have received $8.2 million through June 30, 2006.

Since the early 1980s, we accrued environmental remediation costs of $155.2 million, of which $102.3 million has been spent as of June 30, 2006. With the assistance of consulting firms, we estimate that undiscounted future costs to clean up our sites will range from $52.9 million to $200.4 million. Four of our sites comprise a significant portion of these estimates, ranging from a low of $32.7 million and a high of $124.2 million. We recorded the lower end of this range, $52.9 million, as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of remedy selection, regulatory approval of selected remedy and remedial investigative findings.

The following table details the amounts expended and accrued for environmental remediation
(in thousands):

	Six Months Ended	Year Ended
	June 30, 2006	December 31, 2005

Beginning Balance	$56,717	$51,046
Accruals and Adjustments	1,359	11,710
Expenditures	(4,524)	(6,039)
Insurance Recoveries	(689)	-

Ending Balance	$52,863	$56,717

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

SJG -20

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

We have two regulatory assets associated with environmental costs. The first asset, Environmental Remediation Cost: Expended - Net, represents what was actually spent to clean up former gas manufacturing plant sites. These costs meet the requirements of FASB Statement No. 71. The BPU allows us to recover expenditures through the RAC. The other asset, Environmental Remediation Cost: Liability for Future Expenditures, relates to estimated future expenditures determined under the guidance of FASB Statement No. 5, "Accounting for Contingencies." We recorded this amount, which relates to former manufactured gas plant sites, as a regulatory asset under Statement No. 71 with the corresponding amounts reflected on the balance sheets under the captions Current Liabilities and Deferred Credits and Other Noncurrent Liabilities. The BPU's intent, evidenced by current practice, is to allow us to recover the deferred costs over 7-year periods after they are spent.

As of June 30, 2006, we reflected the unamortized expended remediation costs of $12.9 million on the balance sheet under Regulatory Assets. Since implementing the RAC in 1992, we have recovered $45.8 million through rates.

SJG -21

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Unaudited)

Overview

South Jersey Gas Company (SJG) is a regulated natural gas utility, wholly owned by South Jersey Industries, Inc. (SJI). We distributed natural gas in the seven southernmost counties of New Jersey to 325,169 customers at June 30, 2006, compared with 316,426 customers at June 30, 2005. We also:

▪	sell natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system; and
▪	transport natural gas purchased directly from producers or suppliers for our own sales and for some of our customers.

Forward-Looking Statement & Risk Factors

Certain statements contained in this Quarterly Report may qualify as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report should be considered forward-looking statements made in good faith and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Words such as “anticipate”, “believe”, “expect”, “estimate”, “forecast”, “goal”, “intend”, “objective”, “plan”, “project”, “seek”, “strategy” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include, but are not limited to, the following: general economic conditions on an international, national, state and local level; weather conditions in our marketing areas; changes in commodity costs; changes in the availability of natural gas; "non-routine" or "extraordinary" disruptions in our distribution system; regulatory, legislative and court decisions; competition; the availability and cost of capital; costs and effects of legal proceedings and environmental liabilities; the failure of customers or suppliers to fulfill their contractual obligations; and changes in business strategies.

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

SJG -22

New Accounting Pronouncements - See detailed discussions concerning New Accounting Pronouncements and their impact in Note 1 to the financial statements.

Temperature Adjustment Clause -The BPU-approved Temperature Adjustment Clause (TAC) is designed to mitigate the effect of variations in heating season temperatures from historical norms. While we record the revenue and earnings impacts of TAC adjustments as incurred, cash inflows or outflows directly attributable to TAC adjustments generally do not begin until the next clause year. Each TAC year begins October 1 and ends May 31 of the subsequent year. The TAC increased (decreased) our net income by $1.3 million and $0.7 million for the three months ended and $4.9 million and $(0.1) million for the six months ended June 30, 2006 and 2005, respectively. Weather during the second quarter of 2006 was 31.6% warmer than the same period last year, and 27.0% warmer than the 20-year TAC average. Weather during the six months ended June 30, 2006 was 18.8% warmer than the same period last year, and 13.9% warmer than the 20-year TAC average. Due to significantly warmer weather during the 2005-2006 winter season, the deferred amount due from ratepayers as of June 30, 2006 for TAC adjustments was $9.1 million as compared to $1.1 million as of June 30, 2005.

Regulatory Actions - See detailed discussions concerning Regulatory Actions in Note 2 to the financial statements.

Environmental Remediation - See detailed discussion concerning Environmental Remediation in Note 9 to the financial statements.

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their gas supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” As of June 30, 2006, approximately 16,500 of our residential customers chose a natural gas commodity supplier other than us. The number of such customers fell from approximately 82,800 at June 30, 2005, as marketers were unable to offer natural gas at prices competitive with those available under regulated utility tariffs during the later part of 2005, due to unfavorable market conditions. However, during the first quarter of 2006, marketers began adding customers through new offers. Customers purchasing natural gas from providers other than us are charged for gas costs by the marketer. While customer choice can significantly affect utility revenues and gas costs, it does not affect our earnings or financial condition (See Results of Operations). The BPU continues to allow for full recovery of prudently incurred natural gas costs through the Basic Gas Supply Service (BGSS) Clause as well as other costs of service, including deferred costs, through tariffs.

Results of Operations

Operating Revenues:

Revenues increased $18.9 million and $81.5 million for the three and six months periods ended June 30, 2006, respectively, compared with the same periods last year primarily due to four factors. First, we added 8,743 customers during the 12-month period ended June 30, 2006, which represents a 2.8% increase in total customers. Second, 80% of the residential customers and 20% of the commercial customers purchasing their gas from sources other than us migrated back to utility sales service during the 12-month period ended June 30, 2006. The total number of transportation customers decreased from 82,829 at June 30, 2005, to only 16,475 at June 30, 2006, as third party marketers found it difficult to compete with our BGSS rates under current market conditions. The migration of customers from transportation service back to sales service has a direct impact on utility revenues as charges for gas costs are included in sales revenues and not in transportation revenues. However, since gas costs are passed on directly to customers without any profit margin added by us, the change in customer utilization of gas marketers did not impact our earnings.

SJG -23

Third, we were granted two BGSS rate increases as a result of substantial increases in wholesale natural gas prices across the country. The first increase in September 2005, resulted in a 4.4% increase in the average residential customer’s bill and 5.0% in the average commercial/industrial customer’s bill. The second was effective in December 2005, and resulted in a 24.3% increase in the average residential customer’s bill and 28.4% in the average commercial/industrial customer’s bill. However, as previously stated, since gas costs are passed on directly to customers without any profit margin added by us, the BGSS rate increases did not impact our profitability. Fourth, we experienced an increase in revenues from Off-System Sales (OSS) as a result of higher sales volume in the second quarter of 2006 as compared with the same period in 2005. The increase in volume was due primarily to market conditions which favored off-system sales as opposed to capacity release. An off-system sale requires the purchase and sale of natural gas, whereas a capacity release does not included the cost of the natural gas. As a result, off-system sales creates higher revenue than does capacity release.

Partially offsetting the positive factors noted above were lower customer utilization rates experienced during the three and six months ended June 30, 2006, compared with the same periods in 2005, primarily due to the impact of higher natural gas prices on customer usage.

Total gas throughput decreased 16.5% to 29.2 billion cubic feet (Bcf) for the three months ended June 30, 2006, compared with the same period in 2005. Total gas throughput decreased 17.2% to 67.9 Bcf for the six months ended June 30, 2006, compared with the same period in 2005. The lower throughput was primarily due to significantly warmer weather experienced during 2006, as previously discussed under the TAC.

The following table is a comparison of operating revenue and throughput for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating Revenues (thousands):
Firm Sales
Residential	$46,948	$29,943	$213,384	$127,114
Commercial	12,844	10,234	64,253	45,438
Industrial	948	566	2,962	2,144
Cogeneration & Electric Generation	2,303	3,813	3,360	5,139
Firm Transportation
Residential	781	5,440	2,143	20,926
Commercial	2,252	2,514	6,473	8,421
Industrial	2,992	3,245	6,262	6,564
Cogeneration & Electric Generation	11	60	11	105

Total Firm Revenues	69,079	55,815	298,848	215,851

Interruptible	370	424	769	839
Interruptible Transportation	358	516	992	1,115
Off-System	33,101	26,334	74,744	75,239
Capacity Release & Storage	1,699	2,414	6,001	6,606
Other	399	580	733	970

Total Operating Revenues	$105,006	$86,083	$382,087	$300,620

SJG -24

Throughput (MMcf):
Firm Sales -
Residential	2,439	2,287	12,213	10,591
Commercial	903	907	4,182	4,260
Industrial	28	26	128	126
Cogeneration & Electric Generation	215	422	244	487
Firm Transportation -
Residential	135	1,035	447	4,839
Commercial	745	888	2,339	3,167
Industrial	3,269	3,912	6,629	8,051
Cogeneration & Electric Generation	10	85	12	96

Total Firm Throughput	7,744	9,562	26,194	31,617

Interruptible	33	41	64	79
Interruptible Transportation	812	741	1,784	1,596
Off-System	4,518	3,467	8,636	10,130
Capacity Release & Storage	16,090	21,150	31,195	38,504

Total Throughput	29,197	34,961	67,873	81,926

Cost of Sales:

Cost of sales increased $20.9 million and $85.2 million for the three and six months periods ended June 30, 2006, respectively, compared with the same periods in 2005. This increase resulted from growth in our total customer base, the impact of the migration of customers from transportation service back to sales service and increased gas costs now being recovered through rates. Changes in the unit cost of gas sold to utility ratepayers do not always directly affect cost of sales. We defer fluctuations in gas costs to ratepayers not reflected in current rates to future periods under a BPU-approved Basic Gas Supply Service (BGSS) price structure. As a result of the two BGSS rate increases in 2005, discussed under Operating Revenues, we were able to recover and recognize some of the increase in gas costs experienced during the later part of 2005 and the first quarter of 2006.

Gas supply sources include contract and open-market purchases. We secure and maintain our own gas supplies to serve our sales customers. We do not anticipate any difficulty renewing or replacing expiring contracts under acceptable terms and conditions.

Operating Expenses:

A summary of changes in other operating expenses for the three and six months ended June 30 is as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2006 vs. 2005	2006 vs. 2005

Operations	$(1,419)	$(2,877)
Maintenance	(146)	(234)
Depreciation	411	811
Energy and Other Taxes	(279)	(888)

SJG -25

Operations expense decreased $1.4 million during the second quarter of 2006 and $2.9 million during the first half of 2006, compared with the same periods in 2005, primarily as a result of five factors. First, we experienced a $0.4 million reduction in our bad debt expense during the second quarter corresponding with a decrease in our accounts receivable as a result of warmer weather. Second, there were $0.3 million and $1.3 million decreases for the three and six month periods ended June 30, 2006, respectively, in our costs under the New Jersey Clean Energy Programs (NJCEP). Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced offsetting decreases in revenues during the periods. The BPU-approved NJCEP allows for full recovery of costs, including carrying costs when applicable. As a result, the decrease in expense had no impact on our net income. Third, our regulatory expenses decreased $0.3 million in the first half of 2006 primarily as a result of amortizations of previously deferred expense related to our 2004 base rate proceeding with the BPU. Such costs were fully amortized as of December 31, 2005. The amount previously amortized in 2005 was $128,000 per quarter. Fourth, insurance expense was offset by $0.1 million in the second quarter of 2006 due to a refund approved by our insurance carrier. Lastly, we also experienced lower pension and other postretirement benefit costs during 2006 as detailed in Note 8 to the financial statements. Such reductions were the result of earnings on additional contributions to both plans, the transfer of employees to SJI Services, LLC effective January 1, 2006, and savings resulting from the early retirement plan offered in 2004 and 2005.

Depreciation expense increased for the three and six months ended June 30, 2006, compared with the same periods last year due mainly to our continuing investment in utility plant.

Energy and Other Taxes decreased for the three and six month periods ended June 30, 2006, compared with the same periods in 2005, primarily due to lower energy-related taxes based on the decreased sales volumes in 2006. This was partially offset by a slight increase in SJG’s revenue-based taxes resulting from higher revenues, as discussed in detail under Operating Revenues.

Interest Charges:

Interest charges increased by $1.0 million and $1.7 million during the three and six months ended June 30, 2006, respectively, compared with the same periods in 2005, due primarily to higher levels of short-term debt and higher interest rates on short-term debt. Short-term debt levels rose to support our capital expenditures, which were not financed with long-term debt until April 2006, and to support higher gas costs incurred during the 2006 summer injection period. A steep rise in short-term interest rates was driven by a series of interest rate hikes enacted by the Federal Reserve Bank over the periods covered by this Report. Debt is incurred primarily to expand and upgrade our gas transmission and distribution system and to support seasonal working capital needs related to inventories and customer receivables.

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

Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $30.0 million and $64.5 million for the six months ended June 30, 2006 and 2005, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, inventory utilization and gas cost recoveries. Net cash provided by operating activities for the first half of 2006 was impacted by higher gas costs and warmer weather than experienced during the same period of 2005. The larger than normal change in Accounts Payable was the primary cause of the decrease in operating cash flow. High gas costs boosted payable levels at the end of 2005 and warm weather and lower customer utilization rates experienced during 2006 resulted in higher than normal levels of natural gas in storage that had been paid for as of June 30, 2006. Typically, we would be buying more gas during the second quarter to inject into storages that had been depleted during the winter season, causing payables to rise.

SJG -26

We use short-term borrowings under lines of credit from commercial banks to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, we refinance short-term debt incurred to finance capital expenditures with long-term debt.

Our operations are also subject to seasonal fluctuations. Significant changes in the balances of Current Assets and Current Liabilities can occur from the end of one reporting period to another, as evidenced by the changes on the balance sheets. The high level of gas inventory maintained as of June 30, 2006 is expected to result in reduced cash outflows during the next quarter. Additionally, during the next two quarters, we will collect $13.1 million from our affiliate, South Jersey Resources Group, LLC, for a gas sale that occurred in the second quarter.

Bank credit available to us totaled $176.0 million at June 30, 2006, of which $90.9 million was used. Those bank facilities consist of a $100.0 million revolving credit facility and $76.0 million of uncommitted bank lines. On August 3, 2006, we replaced the existing revolving credit with a new $100.0 million facility that expires August 2011. The revolving credit facilities contain certain financial covenants measured on a quarterly basis. We were in compliance with these covenants as of June 30, 2006. Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our business’ future liquidity needs.

We supplement our operating cash flow and credit lines with both debt and equity capital. Over the years, we have used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance our long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. In September 2005, we established a new $150.0 million MTN program. On April 20, 2006, we issued $25.0 million of secured tax-exempt, auction-rate debt through the New Jersey Economic Development Authority. The auction rate, which resets weekly, was 3.79% as of June 30, 2006. In anticipation of this transaction, we previously entered into forward-starting interest rate swap agreements that effectively fixed the interest rate on this debt at 3.43%, commencing December 1, 2006 through January 2036. The debt was issued under our medium-term note program. An additional $115.0 million of MTN’s remains available for issuance under that program.

SJI contributed $30.0 million of capital to SJG during 2005. There were no capital contributions during the first half of 2006. Contributions of capital are credited to Other Paid-in Capital and Premium on Common Stock.

Our capital structure was as follows:

	As of	As of
	June 30,	December 31,
	2006	2005

Common Equity	48.3%	49.0%
Long-Term Debt	39.5%	38.7%
Short-Term Debt	12.2%	12.4%

Total	100.0%	100.0%

Our long-term, senior secured debt is rated “A” and “Baa1” by Standard & Poor’s and Moody’s Investor Services, respectively. These ratings have not changed in the past five years.

We are restricted as to the amount of cash dividends or other distributions that may be paid on our common stock by an order issued by the BPU in July 2004, that granted us an increase in base rates. Per the order, we are required to maintain total common equity of no less than $289.2 million. Our total common equity balance was $360.7 million at June 30, 2006.

SJG -27

Capital Expenditures, Commitments and Contingencies

Capital Expenditures:

We have a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net cash outflows for construction and remediation projects for the six months ended June 30, 2006 amounted to $34.1 million and $3.5million, respectively. We estimate net cash outflows for construction and remediation projects for 2006, 2007 and 2008, to be approximately $50.7 million, $43.8 million and $44.2 million, respectively. Included in the 2006 estimate is $8.9 million in capital costs accrued but not paid as of December 31, 2005, primarily related to two large special projects totaling $12.1 million for pipeline installation.

Commitments and Contingencies:

We have certain commitments for both pipeline capacity and gas supply for which we pay fees regardless of usage. Those commitments as of June 30, 2006, average $49.8 million annually and total $223.6 million over the contracts’ lives. Approximately 54% of the financial commitment under these contracts expires during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. We recover all prudently incurred costs through rates via the Basic Gas Supply Service clause.

The following table summarizes our contractual cash obligations and their applicable payment due dates as of June 30, 2006 (in thousands):

		Up to	Years	Years	More than
Contractual Cash Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Long-Term Debt	$297,220	$2,270	$-	$10,000	$284,950
Interest on Long-Term Debt	244,114	17,191	34,003	33,697	159,223
Operating Leases	281	91	149	41	-
Construction Obligations	106,842	37,013	69,829	-	-
Commodity Supply Purchase Obligations	223,610	24,987	87,176	45,231	66,216
New Jersey Clean Energy Program	16,770	5,270	11,500	-	-
Other Purchase Obligations	17,580	8,487	8,193	900	-

Total Contractual
Cash Obligations	$906,417	$95,309	$210,850	$89,869	$510,389

Expected environmental remediation costs and asset retirement obligations are not included in the table above due to the subjective nature of these costs and timing of anticipated payments. As a result, the total obligation cannot be calculated. Additionally, future pension contributions are not included in the table as contributions vary from year-to-year based on investment performance and discount rates. Our regulatory obligation to contribute to our postretirement benefit plans’ trust, as discussed in Note 8, is also not included as its duration is indefinite.

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

SJG -28

Ratio of Earnings to Fixed Charges

Our ratio of earnings to fixed charges for each of the periods indicated is as follows:

Twelve Months Ended June 30,	Year Ended December 31,

2006	2005	2004	2003	2002	2001

3.7x	4.0x	3.9x	3.3x	2.9x	2.6x

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

We transact commodities on a physical basis and typically do not enter into financial derivative positions directly. South Jersey Resources Group, LLC, an affiliate by common ownership, manages our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. It is management’s policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. The majority of our contracts are typically less than 12-months long. The fair value and maturity of all these energy trading and hedging contracts determined using mark-to-market accounting as of June 30, 2006 is as follows (in thousands):

Assets		Maturity	Maturity
	Source of Fair Value	<1 Year	1 - 3 Years	Total

Prices Actively Quoted	NYMEX	$2,315	$74	$2,389
Other External Sources	Basis	684	-	684

Total		$2,999	$74	$3,073

Liabilities		Maturity	Maturity
	Source of Fair Value	<1 Year	1 - 3 Years	Total

Prices Actively Quoted	NYMEX	$17,817	$1,154	$18,971
Other External Sources	Basis	476	-	476

Total		$18,293	$1,154	$19,447

SJG -29

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts are 2.6 million decatherms with a weighted average settlement price of $8.25 per decatherm.

A reconciliation of our estimated net fair value of energy-related derivatives, including energy trading and hedging contracts, follows (in thousands):

Net Derivatives — Energy Related Asset, January 1, 2006	$486
Contracts Settled During The Six Months Ended June 30, 2006, Net	13,898
Other Changes in Fair Value from Continuing and New Contracts, Net	(33,831)

Net Derivatives — Energy Related Liability, June 30, 2006	$(19,447)

Interest Rate Risk:

Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at June 30, 2006 was $90.9 million and averaged $70.3 million during the first half of 2006. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $415,000 increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2005 - 191 b.p. increase; 2004 - 115 b.p. increase; 2003 - 31 b.p. decrease; 2002 - 74 b.p. decrease; and 2001 - 383 b.p. decrease. For June 2006, our weighted-average borrowing cost, which changes daily, was 5.68%.

We issue long-term debt either at fixed rates or use interest rate derivatives to fix interest rates on variable-rate, long-term debt. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates. In October 2005, in anticipation of issuing long-term, variable-rate, tax-exempt debt during 2006 under the MTN Program, we executed $25.0 million of forward-starting interest rate swaps that will result in an effective fixed rate of 3.43% for 30 years, commencing December 1, 2006. The debt, which was issued in April 2006, is being used to provide long-term financing for capital improvements to our gas transmission and distribution system serving Atlantic and Cape May Counties in southern New Jersey.

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

SJG -30

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 1, Note 9, beginning on page 19.

Item 1A. Risk Factors

        The following paragraph should be read in conjunction with the risk factors included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005:

        Non-routine or extraordinary disruptions to SJG’s natural gas distribution system could significantly affect its results of operations and financial position.

        Utility distribution systems are routinely disrupted for a variety of reasons that include leak repair, system upgrades and contractor damage. These disruptions are typically localized and result in relatively brief service disruptions that do not have a material impact on SJG’s financial condition. However, accidental or intentional damage to multiple key portions of our distribution system, particularly if that damage occurred at the same time and depending on the type of damage, could result in an extended disruption in gas deliveries.

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

SJG -31

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
(Registrant)

Dated: August 9, 2006	By: /s/ Edward J. Graham
Edward J. Graham
President & Chief Executive Officer

Dated: August 9, 2006	By: /s/ David A. Kindlick
David A. Kindlick
Senior Vice President & Chief Financial Officer

SJG -32