Form 10-K
period 2006-12-31
SOUTH JERSEY GAS CO/NEW
filed 2007-03-07
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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
Documents Incorporated by Reference: None

SJG - 2

Forward-Looking Statement - Certain statements contained in this Quarterly Report may qualify as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report should be considered forward-looking statements made in good faith and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Words such as “anticipate”, “believe”, “expect”, “estimate”, “forecast”, “goal”, “intend”, “objective”, “plan”, “project”, “seek”, “strategy” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include, but are not limited to, the following: general economic conditions on an international, national, state and local level; weather conditions in our marketing areas; changes in commodity costs; changes in the availability of natural gas; “non-routine” or “extraordinary” disruptions in our distribution system; regulatory, legislative and court decisions; competition; the availability and cost of capital; costs and effects of legal proceedings and environmental liabilities; the failure of customers or suppliers to fulfill their contractual obligations; and changes in business strategies.

Available Information - Information regarding South Jersey Gas Company (SJG) can be found at the South Jersey Industries, Inc. (SJI) internet address, www.sjindustries.com. We make available free of charge on or through our website SJG’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The SEC maintains an Internet site that contains these reports at http://www.sec.gov. The content on any web site referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

PART I

Item 1. Business

Units of Measurement

For Natural Gas:
1 dth	= decatherm
1 MMdth	= One million decatherms

Description of Business

South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas in the seven southernmost counties of New Jersey.

Additional information on the nature of our business is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Market Risk” and Note 2, “Rates and Regulatory Actions” on pages 12, 28 , and 43, respectively.

Financial Information About Industry Segments

Not applicable.

SJG - 3

Rates and Regulation

Information on our rates and regulatory affairs is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2, “Rates and Regulatory Actions” on pages 12 and 43, respectively.

Sources and Availability of Raw Materials

Transportation and Storage Agreements

SJG has direct connections to two interstate pipeline companies, Transcontinental Gas Pipeline Corporation (Transco) and Columbia Gas Transmission Corporation (Columbia). During 2006, SJG purchased and had delivered approximately 47.4 MMdth of natural gas for distribution to both on-system and off-system customers. Of this total, 34.9 MMdth was transported on the Transco pipeline system and 12.5 MMdth was transported on the Columbia pipeline system. SJG also secures firm transportation and other long term services from three additional pipelines upstream of the Transco and Columbia systems. They include Columbia Gulf Transmission Company (Columbia Gulf), Texas Gas Transmission Corporation (Texas Gas) and Dominion Transmission Inc. (Dominion). Services provided by these upstream pipelines are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above-mentioned pipelines are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).

Transco:

Transco is SJG’s largest supplier of long-term gas transmission services. These services include six year-round and one seasonal firm transportation (FT) service arrangements. When combined, these services enable SJG to purchase from third parties and have delivered to its city gate stations by Transco a total of 280,525 dth of gas per day (dth/d). The terms of the year-round agreements extend for various periods from 2007 to 2025 while the term of the seasonal agreement extends to 2011.

SJG also has six long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 6.0 MMdth. Through these services, SJG can inject gas into market area storage during periods of low demand and withdraw gas at a rate of up to 90,017 dth/d during periods of high demand. The terms of the storage service agreements extend for various periods from 2008 to 2013.

Effective May 1, 2006 SJG permanently released its Transco WSS Storage Service (with a storage capacity of 4,406,135 Dts and a maximum withdrawal quantity of 51,837 Dts) to SJRG resulting in significant savings in gas related costs. This action was taken in concert with SJG’s Conservation Incentive Program.

Dominion:

SJG has a storage service with Dominion which provides a maximum withdrawal capacity of 10,000 dth per day during the period between November 16 and March 31 of winter season with 423,000 dth of storage capacity. Gas is delivered through both the Dominion and Transco pipeline systems.

        Columbia:

SJG has two firm transportation agreements with Columbia which, when combined, provide for 45,022 dth/d of firm deliverability.

SJG also subscribes to a firm storage service from Columbia, to March 31, 2009, which provides a maximum withdrawal quantity of 52,891 dth/d during the winter season with an associated 3,473,022 dth of storage capacity.

SJG - 4

    Gas Supplies

SJG has two long-term gas supply agreements with a single producer and marketer that expire on October 31, 2007. Under these agreements, SJG can purchase a delivered quantity of up to 7,036,580 dth of natural gas per year. When advantageous, SJG can purchase spot supplies of natural gas in place of or in addition to those volumes reserved under long-term agreements. In recent years, SJG has replaced long-term gas supply contracts with short-term agreements. The short-term agreements are typically for several months in duration. The above contract will not be renewed.

    Supplemental Gas Supplies

During 2006 SJG entered into two separate Liquefied Natural Gas (LNG) sales agreements with third party suppliers. The term of one agreement extended through October 31, 2006, and had an associated contract quantity of 140,000 dth. The second agreement, which extends through July 1, 2007, replaced the first agreement and provides SJG with up to 216,000 dth of LNG.

SJG operates peaking facilities which can store and vaporize LNG for injection into its distribution system. SJG’s LNG facility has a storage capacity equivalent to 434,300 dth of natural gas and has an installed capacity to vaporize up to 96,750 dth of LNG per day for injection into its distribution system.

SJG also operates a high-pressure pipe storage field at its New Jersey LNG facility which is capable of storing 12,420 dth of gas and injecting up to 10,350 dth/d of gas per day into SJG’s distribution system.

    Peak-Day Supply

SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees F. Gas demand on such a design day was estimated for the 2006-2007 winter season to be 501,901 dth. SJG projects that it has adequate supplies and interstate pipeline entitlements to meet its design requirements. On February 18, 2006, SJG experienced its highest peak-day demand for the year of 355,919 dth with an average temperature of 23.68 degrees F.

    Natural Gas Prices

SJG’s average cost of natural gas purchased and delivered in 2006, 2005 and 2004, including demand charges, was $9.27 per dth, $9.36 per dth and $7.11 per dth, respectively.

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

SJG - 5

Customers

No material part of SJG’s business is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on SJG’s business. See Item 1, “Description of Business.”

Backlog

Backlog is not material to an understanding of SJG’s business.

Government Contracts

No material portion of SJG’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government.

Competition

Information on competition is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on page 19.

Research

During the last three fiscal years, SJG did not engage in research activities to any material extent.

Environmental Matters

Information on environmental matters is incorporated by reference to Note 12 to our financial statements for the year ended December 31, 2006. See Item 8.

Employees

SJG had a total of 412 employees as of December 31, 2006. Of that total, 284 employees are unionized. Employees totaling 245 and 39 are covered under collective bargaining agreements that expire in January 2009 and January 2008, respectively. We consider relations with employees to be good.

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

SJG - 6

      Changes in the regulatory environment or unfavorable rate regulation may have an unfavorable impact on SJG’s financial performance or condition.  SJG’s business is regulated by the New Jersey Board of Public Utilities which has authority over many of the activities of the business including, but not limited to, the rates it charges to its customers, the amount and type of securities it can issue, the nature of investments it can make, the nature and quality of services it provides, safety standards and other matters. The extent to which the actions of regulatory commissions restrict or delay SJG’s ability to earn a reasonable rate of return on invested capital and/or fully recover operating costs may adversely affect its results of operations, financial condition and cash flows.
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
      Warm weather, high commodity costs, or customer conservation initiatives could result in reduced demand for natural gas. While SJG currently has a conservation incentive program clause that protects its revenues and gross margin against usage that is lower than a set level, the clause is currently approved as a three-year pilot program. Should this clause expire without replacement, lower customer energy utilization levels would likely reduce SJG’s net income.
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
     Increasing interest rates will negatively impact the net income of SJG. SJG is capital intensive, resulting in the incurrence of significant amounts of debt financing. SJG has issued all long-term debt either at fixed rates or has utilized interest rate swaps to effectively fix rates. However, new issues of long-term debt and all variable rate short-term debt are exposed to the impact of rising interest rates.
      A downgrade in SJG’s credit rating could negatively affect its ability to access adequate and cost effective capital. SJG’s ability to obtain adequate and cost effective capital depends largely on its credit ratings, which are greatly influenced by financial condition and results of operations. If the rating agencies downgrade SJG’s credit ratings, particularly below investment grade, SJG’s borrowing costs would increase. In addition, SJG would likely be required to pay higher interest rates in future financings and potential funding sources would likely decrease.
       The inability to obtain natural gas would negatively impact the financial performance of SJG.  SJG’s business is based upon the ability to deliver natural gas to customers. Disruption in the production of natural gas or transportation of that gas to SJG from its suppliers, could prevent SJG from completing sales to its customers.
      Transporting and storing natural gas involves numerous risks that may result in accidents and other operating risks and costs. SJG’s gas distribution activities involve a variety of inherent hazards and operating risks, such as leaks, accidents and mechanical problems, which could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution and impairment of operations, which in turn could lead to substantial losses. In accordance with customary industry practice, SJG maintains insurance against some, but not all, of these risks and losses. The occurrence of any of these events not fully covered by insurance could adversely affect SJG’s financial position and results of operations.
      Adverse results in legal proceedings could be detrimental to the financial condition of SJG. Management does not expect the disposition of any known claims to have a material adverse effect on its financial position or income. However, the outcomes of legal proceedings can be unpredictable and can result in adverse judgments.

SJG - 7

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal property of SJG consists of its gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG’s distribution systems for delivery to customers. As of December 31, 2006, there were approximately 107.3 miles of mains in the transmission systems and 5,677 miles of mains in the distribution systems.

SJG owns office and service buildings, including its corporate headquarters, at seven locations in the territory. There is also a liquefied natural gas storage and vaporization facility at one of those locations.

As of December 31, 2006, SJG’s utility plant had a gross book value of $1,079.6 million and a net book value, after accumulated depreciation, of $821.8 million. In 2006, $56.0 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $6.6 million. Construction and remediation expenditures for 2007 are currently expected to approximate $61.4 million.

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

Item 4. Submission Of Matters To A Vote of Security Holders

Not applicable.

SJG - 8

PART II

Item 5. Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common equity securities of SJG, owned by its parent company, South Jersey Industries, Inc., are not traded on any stock exchange. SJG no longer has any preferred stock outstanding.

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the New Jersey Board of Public Utilities in July 2004, that granted SJG an increase in base rates. Per the order, SJG is required to maintain Total Common Equity of no less than $289.2 million. SJG’s Total Common Equity balance was $360.4 million at December 31, 2006.

SJG is also restricted under its First Mortgage Indenture, as supplemented, as to the amount of cash dividends or other distributions that may be paid on its common stock. As of December 31, 2006, these restrictions did not affect the amount that may be distributed from SJG’s retained earnings. Dividends of $19.9 million were declared on SJG’s common stock in 2006 and $22.5 million were declared in 2005.

SJG - 9

Item 6. Selected Financial Data

The following financial data has been obtained from SJG’s audited financial statements:

(In Thousands)

	Year Ended December 31,

	2006	2005	2004	2003	2002

Operating Revenues	$642,671	$587,212	$508,827	$536,442	$424,027

Operating Income	$81,209	$77,676	$71,451	$65,420	$60,874

Income before Preferred Dividend
Requirement and Discontinued Operations	$35,779	$34,592	$31,597	$26,743	$23,357

Preferred Dividend Requirements (3)	-	(45)	(135)	(135)	(135)

Income from Continuing Operations	35,779	34,547	31,462	26,608	23,222

Loss from Discontinued Operations	-	-	-	-	(29)

Net Income Applicable to Common Stock	$34,547	$34,547	$31,462	$26,608	$23,193

Average Shares of Common Stock Outstanding	2,339,139	2,339,139	2,339,139	2,339,139	2,339,139

Ratio of Earnings to Fixed Charges (1)	3.8x	4.0x	3.9x	3.3x	2.9x

	As of December 31,

	2006	2005	2004	2003	2002

Property, Plant and Equipment, Net	$821,833	$788,787	$732,781	$684,823	$651,486

Total Assets	$1,228,076	$1,170,975	$1,007,733	$956,537	$926,318

Capitalization:
Common Equity (2)	$360,353	$344,568	$302,827	$266,953	$212,621
Preferred Stock (3)	-	-	1,690	1,690	1,690
Long-Term Debt	294,893	272,235	282,008	263,781	235,098

Total	$655,246	$616,803	$586,525	$532,424	$449,409

(1) The ratio of earnings to fixed charges represents, on a pre-tax basis, the number of times earnings cover fixed charges. Earnings consist of net income, to which has been added fixed charges and taxes based on income of the company before discontinued operations. Fixed charges consist of interest charges and preferred securities dividend requirements.

(2) Included are cash contributions to capital as follows: 2006 - none; 2005 - $30.0 million; 2004 - $15.0 million; 2003 - $20.0 million; 2002 - $2.5 million.

(3) On May 2, 2005, we redeemed all of our 8% Redeemable Cumulative Preferred Stock.

SJG - 10

SOUTH JERSEY GAS COMPANY COMPARATIVE OPERATING STATISTICS

	2006	2005	2004	2003	2002

Operating Revenues (Thousands):
Firm Sales -
Residential	$334,201	$252,150	$182,826	$193,725	$174,252
Commercial	99,578	88,321	57,826	58,749	52,300
Industrial	6,590	4,428	5,223	5,635	4,512
Cogeneration & Electric Generation	10,746	17,916	9,496	6,513	9,363
Firm Transportation -
Residential	4,768	25,296	42,375	40,067	23,172
Commercial	12,621	14,043	22,142	22,464	15,958
Industrial	12,599	12,999	15,732	11,500	10,065
Cogeneration & Electric Generation	193	259	323	49	241

Total Firm Revenues	481,296	415,412	335,943	338,702	289,863

Interruptible	1,109	1,498	1,641	1,682	1,142
Interruptible Transportation	1,868	1,898	1,462	1,121	1,567
Off-System	147,180	153,637	151,161	176,555	115,714
Capacity Release & Storage	9,656	12,808	10,157	6,686	5,365
Appliance Service	-	-	6,362	9,596	8,386
Other	1,562	1,959	2,101	2,100	1,990

Total Operating Revenues	$642,671	$587,212	$508,827	$536,442	$424,027

Throughput (Thousands of dths):
Firm Sales -
Residential	19,830	19,464	15,312	16,477	16,140
Commercial	6,958	7,607	5,406	5,565	5,484
Industrial	296	204	194	220	210
Cogeneration & Electric Generation	1,103	1,743	1,139	808	2,065
Firm Transportation -
Residential	956	5,755	9,422	9,124	5,381
Commercial	4,536	5,267	7,690	7,945	6,081
Industrial	14,226	16,174	17,099	16,404	15,903
Cogeneration & Electric Generation	253	350	245	29	164

Total Firm Throughput	48,158	56,564	56,507	56,572	51,428

Interruptible	93	119	179	229	206
Interruptible Transportation	3,474	2,836	2,562	2,337	3,317
Off-System	18,221	15,045	22,146	28,123	31,179
Capacity Release & Storage	66,458	86,119	56,768	42,764	39,570

Total Throughput	136,404	160,683	138,162	130,025	125,700

Number of Customers at Year End:
Residential	307,919	300,652	292,185	283,722	275,979
Commercial	21,652	21,322	20,939	20,405	19,966
Industrial	478	450	455	435	429

Total Customers	330,049	322,424	313,579	304,562	296,374

Maximum Daily Sendout (Thousands of dths)	356	424	428	422	358

Annual Degree Days	3,943	4,777	4,641	4,929	4,380

SJG - 11

Item 7. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

OVERVIEW:

Organization - We are an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. We also sell natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transport natural gas purchased directly from producers or suppliers to their customers. Additionally, we serviced appliances via the sale of appliance service programs, as well as on a time and materials basis, through September 1, 2004, at which time the business line was transferred to an affiliate by common ownership, South Jersey Energy Service Plus, LLC.

Our service territory covers approximately 2,500 square miles in the southern part of New Jersey. It includes 112 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1.2 million. We benefit from our proximity to Philadelphia, PA and Wilmington, DE on the western side of our service territory and Atlantic City, NJ and the burgeoning shore communities on the eastern side. Economic development and housing growth have long been driven by the development of the Philadelphia metropolitan area. In recent years, housing growth in the eastern portion of our service territory has increased substantially and now accounts for approximately half of our annual customer growth. The foundation for growth in Atlantic City and the surrounding region rests primarily with new gaming and non-gaming investments that emphasize destination style attractions. The casino industry is expected to remain a significant source of regional economic development going forward. The ripple effect from Atlantic City continues to produce new housing and commercial and industrial construction. Combining with the gaming industry catalyst is the ongoing conversion of southern New Jersey’s oceanfront communities from seasonal resorts to year round economies. New and expanded hospitals, schools, and large scale retail developments throughout the service territory have contributed to our growth. Presently, we serve approximately 64% of households within our territory with natural gas. We also serve southern New Jersey’s diversified industrial base that includes processors of petroleum and agricultural products; chemical, glass and consumer goods manufacturers; and high technology industrial parks.

As of December 31, 2006, we served 330,049 residential, commercial and industrial customers in southern New Jersey, compared with 322,424 customers at December 31, 2005. No material part of our business is dependent upon a single customer or a few customers. Gas sales, transportation and capacity release for 2006 amounted to 136 MMDth (million decatherms), of which 48 MMDth were firm sales and transportation, 3 MMDth were interruptible sales and transportation and 85 MMDth were off-system sales and capacity release. The breakdown of firm sales and transportation includes 43.2% residential, 23.9% commercial, 30.2% industrial, and 2.7% cogeneration and electric generation. At year-end 2006, we served 307,919 residential customers, 21,652 commercial customers and 478 industrial customers.  This includes 2006 net additions of 7,267 residential customers and 358 commercial and industrial customers.

SJG - 12

We make wholesale gas sales for resale to gas marketers for ultimate delivery to end users. These “off-system” sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed us to deliver gas at delivery points on the interstate pipeline system other than our own city gate stations and release excess pipeline capacity to third parties. During 2006, off-system sales amounted to 18.2 MMDth. Also in 2006, capacity release and storage throughput amounted to 66.5 MMDth.

Supplies of natural gas available to us that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term “interruptible” is used in the sense that deliveries of natural gas may be terminated by us at any time if this action is necessary to meet the needs of higher priority customers as described in our tariffs. Usage by interruptible customers, excluding off-system customers, in 2006, amounted to 3.6 MMDth, approximately 2.6% of the total throughput.

Our primary goals are to: 1) provide safe, reliable natural gas service at the lowest cost possible; 2) promote natural gas as the fuel of choice for residential, commercial and industrial customers; and 3) aid our customers in becoming more energy efficient.

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

Regulatory Environment - We are primarily regulated by the New Jersey Board of Public Utilities (BPU). The BPU sets the rates that we charge our rate-regulated customers for services provided and establishes the terms of service under which we operate. We expect the BPU to continue to set rates and establish terms of service that will enable us to obtain a fair and reasonable return on capital invested. The BPU approved a change in base rates in July 2004, (discussed in greater detail in Note 2 to the financial statements) that significantly increased utility margins in 2005, compared with 2004. The BPU also approved a Conservation Incentive Program (CIP) effective October 1, 2006, discussed in greater detail under Results of Operations, that will protect our net income from reductions in gas used by our residential and commercial customers.

SJG - 13

Weather Conditions and Customer Usage Patterns - Usage patterns can be affected by a number of factors, such as wind, precipitation, temperature extremes and customer conservation. Our earnings are largely protected from fluctuations in temperatures by the Conservation Incentive Program (CIP), which superseded the Temperature Adjustment Clause (TAC), effective October 1, 2006. The CIP has a stabilizing effect on earnings as we adjust revenues where actual usage per customer experienced during an annual period varies from an established baseline usage per customer.

Changes in Natural Gas Prices - In recent years, prices for natural gas have become increasingly volatile. Gas costs are passed on directly to customers without any profit margin added. The price charged to our periodic customers is set annually, with a regulatory mechanism in place to make limited adjustments to that price during the course of a year. In the event that gas cost increases would justify customer price increases greater than those permitted under the regulatory mechanism, we can petition the BPU for an incremental rate increase. High prices can make it more difficult for our customers to pay their bills and may result in elevated levels of bad-debt expense.

Changes in Interest Rates - We have operated in a relatively low interest rate environment over the past several years. Rising interest rates would raise the expense associated with all issuances of new debt. We have sought to mitigate the impact of a potential rising rate environment by fixing the costs on all long-term debt, either by directly issuing fixed-rate debt, or by entering into derivative transactions to hedge against rising interest rates.

Labor and Benefit Costs - Labor and benefit costs have a significant impact on our profitability. Benefit costs, especially those related to health care, have risen in recent years. We sought to manage these costs by revising health care plans offered to existing employees, capping postretirement health care benefits, and changing health care and pension packages offered to new hires. Effective January 1, 2006, SJI created SJI Services, LLC (SJIS) and transferred SJG employees performing the following functions to the newly created company:

• Information technology
• Human resources
• Government relations
• Corporate communications
• Materials purchasing
• Fleet management
• Insurance

Although such services are now billed to us as they are to other SJI subsidiaries, the transfer of employees has resulted in a reduction of our labor and employee benefit costs.

SJG - 14

Our workforce totaled 412 employees at the end of 2006, with 69% of that total being unionized. During 2004, we agreed to new contracts with all of our bargaining units that encompass the changes mentioned above. The contracts run through at least January 2008, with the largest bargaining units signed through January 2009. We expect savings from these changes to gradually increase as new hires replace retiring employees. In an effort to accelerate the realization of those benefits, we offered an early retirement incentive program at the end of 2004 through 2005.

Balance Sheet Strength - Our goal is to maintain a strong balance sheet with an average annual equity-to-capitalization ratio of 46% to 50%. Our equity-to-capitalization ratio, inclusive of short-term debt, was 47.4% and 49.0% at the end of 2006 and 2005, respectively. A strong balance sheet permits us the financial flexibility necessary to address volatile economic and commodity markets while maintaining a low-risk platform.

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

Regulatory Accounting- We maintain our accounts according to the Uniform System of Accounts as prescribed by the New Jersey Board of Public Utilities (BPU). As a result of the ratemaking process, we are required to follow Financial Accounting Standards Board (FASB) Statement No. 71, “Accounting for the Effects of Certain Types of Regulation.” We are required under Statement No. 71 to recognize the impact of regulatory decisions on our financial statements. We are required under our Basic Gas Supply Service (BGSS) clause to forecast our natural gas costs and customer consumption in setting our rates. Subject to BPU approval, we are able to recover or return the difference between gas cost recoveries and the actual costs of gas through a BGSS charge to customers. We record any over/under recoveries as a regulatory asset or liability on the balance sheets and reflect it in the BGSS charge to customers in subsequent years. We also enter into derivatives that are used to hedge natural gas purchases. The offset of the resulting derivative assets or liabilities is also recorded as a regulatory asset or liability on the balance sheets.

In addition to the BGSS, other regulatory assets consist primarily of remediation costs associated with manufactured gas plant sites (discussed below under Environmental Remediation Costs), deferred pension and other postretirement benefit cost, and several other assets as detailed in Note 3 to the financial statements. If there are changes in future regulatory positions that indicate the recovery of such regulatory assets is not probable, we would charge the related cost to earnings. Currently, there are no such anticipated changes at the BPU.

SJG - 15

Energy Derivatives - We recognize assets or liabilities for energy-related contracts that qualify as derivatives when contracts are executed. We record contracts at their fair value in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We record changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges, net of tax, in Accumulated Other Comprehensive Loss and recognize such changes in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives not designated as hedges are recorded in earnings in the current period. We currently have no energy-related derivative instruments designated as cash flow hedges. Certain derivatives that result in the physical delivery of the commodity may meet the criteria to be accounted for as normal purchases and normal sales, if so designated, in which case the contract is not marked-to-market, but rather is accounted for when the commodity is delivered. Due to the application of regulatory accounting principles under FASB Statement No. 71, derivatives related to gas purchases that are marked-to-market are recorded through our BGSS. We occasionally enter into financial derivatives to hedge against forward price risk. These derivatives are recorded at fair value with an offset to regulatory assets and liabilities through our BGSS, subject to BPU approval (See Notes 2 and 3 to the financial statements). We adjust the fair value of the contracts each reporting period for changes in the market. We derive the fair value for most of the energy-related contracts from markets where the contracts are actively traded and quoted. For other contracts, we use published market surveys and, in certain cases, unrelated third parties to obtain quotes concerning the contracts’ current value. Market quotes tend to be more plentiful for contracts maturing in two years or less.

Environmental Remediation Costs - Outside consulting firms assist us in estimating future costs for environmental remediation activities. We estimate future costs based on projected investigation and work plans using existing technologies. We estimate the range of future costs from $67.8 million to $239.9 million. In preparing financial statements, we record liabilities for future costs using the lower end of the range because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. We update estimates each year to take into account past efforts, changes in work plans, remediation technologies, government regulations and site specific requirements (See Note 12 to the financial statements).

Pension and Other Postretirement Benefit Costs - The costs of providing pension and other postretirement employee benefits are impacted by actual plan experience as well as assumptions of future experience. Employee demographics, plan contributions, investment performance, and assumptions concerning mortality, return on plan assets, discount rates and health care cost trends all have a significant impact on determining our projected benefit obligations. We evaluate these assumptions annually with the assistance of our investment manager and actuary, and we adjust them accordingly. These adjustments could result in significant changes to the net periodic benefit costs of providing such benefits and the related liabilities recognized by us. While we expect that our change in mortality tables (to the RP-2000 table) will result in an increase in benefit costs, a 20 basis point increase in the discount rate and higher than expected returns on plan assets during 2006 are expected to offset this increase (See Note 11 to the financial statements.)

SJG - 16

Revenue Recognition - Gas revenues are recognized in the period the commodity is delivered to customers. We bill customers monthly at rates approved by the BPU. A majority of our customers have their meters read on a cycle basis throughout the month. As a result, recognized revenues include estimates. For customers that are not billed at the end of each month, we record an estimate to recognize unbilled revenues for gas delivered from the date of the last meter reading to the end of the month. Our unbilled revenue is estimated each month based on natural gas delivered monthly into the system; unaccounted for natural gas based on historical results; customer-specific use factors, when available; actual temperatures during the period; and applicable customer rates.

We deferred and recognized revenues related to our appliance service contracts seasonably over the full 12-month term of the contract. This practice ceased upon the transfer of our appliance repair operations to an affiliate on September 1, 2004.

The BPU allows us to recover gas costs in rates through the Basic Gas Supply Service (BGSS) price structure. We defer over/under recoveries of gas costs and include them in subsequent adjustments to the BGSS rate. These adjustments result in over/under recoveries of gas costs being included in rates during future periods. As a result of these deferrals, utility revenue recognition does not directly translate to profitability. While we realize profits on gas sales during the month of providing the utility service, significant shifts in revenue recognition may result from the various recovery clauses approved by the BPU. This revenue recognition process does not shift earnings between periods, as these clauses only provide for cost recovery on a dollar-for-dollar basis (See Notes 2 and 3 to the financial statements).

New Accounting Pronouncements - See detailed discussions concerning New Accounting Pronouncements and their impact in Notes 1 and 11 to the financial statements.

Rates and Regulation - As a public utility, we are subject to regulation by the New Jersey Board of Public Utilities (BPU). Additionally, the Natural Gas Policy Act, which was enacted in November 1978, contains provisions for Federal regulation of certain aspects of our business. We are affected by Federal regulation with respect to transportation and pricing policies applicable to pipeline capacity from Transcontinental Gas Pipeline Corporation (our major supplier), Columbia Gas Transmission Corporation, Columbia Gulf Transmission Company, Dominion Transmission, Inc., and Texas Gas Transmission Corporation, since such services are provided under rates and terms established under the jurisdiction of the FERC. Our retail sales are made under rate schedules within a tariff filed with, and subject to the jurisdiction of, the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. Our primary rate mechanisms include base rates, the Basic Gas Supply Service Clause, Temperature Adjustment Clause and Conservation Incentive Program.

SJG - 17

Basic Gas Supply Service Clause (BGSS) - In December 2002, the BPU approved the BGSS price structure which gave customers the ability to make more informed decisions regarding their choices of an alternate supplier by having a utility price structure that is more consistent with market conditions. The cost of gas purchased from the utility by our periodic consumers is set annually by the BPU through a BGSS clause within our tariff. When actual gas costs experienced are less than those charged to customers under the BGSS, customer bills in the subsequent BGSS period(s) are reduced by returning the overrecovery with interest. When actual gas costs are more than is recovered through rates, we are permitted to charge customers more for gas in future periods to recover the shortfall.

Temperature Adjustment Clause (TAC) - Through September 30, 2006, our tariff included a TAC to mitigate the effect of variations in heating season temperatures from historical norms. Each TAC year ran from November 1 through May 31 of the following year. Once the TAC year ended, the net earnings impact was filed with the BPU for future recovery. As a result, the cash inflows or outflows generally would not begin until the next TAC year. Because of the timing delay between the earnings impact and the recovery, the net result can be either a regulatory asset or liability. The effects of the TAC on our net income for the last three years and the associated weather comparisons were as follows:

	2006	2005	2004
Net Income Benefit/(Reduction)	$5.1 million	$(0.2) million	$0.2 million
Weather Compared to 20-Year TAC Average	15.0 % warmer	3.0 % colder	1.0 % warmer
Weather Compared to Prior Year	17.5 % warmer	2.9 % colder	5.8 % warmer

Conservation Incentive Program (CIP) - The CIP is a BPU approved three-year pilot program that began October 1, 2006, and is designed to eliminate the link between our profits and the quantity of natural gas we sell, and foster conservation efforts. With the CIP, our profits will be tied to the number of customers we serve and how efficiently we serve them, thus allowing us to focus on encouraging conservation and energy efficiency among our customers without negatively impacting our net income.  The CIP tracking mechanism adjusts earnings based on weather, as did the TAC, and also adjusts our earnings where actual usage per customer experienced during an annual period varies from an established baseline usage per customer.

Similar to the TAC, utility earnings are recognized during current periods based upon the application of the CIP. The cash impact of variations in customer usage will result in cash being collected from, or returned to, customers during the subsequent CIP year, which runs from October 1 to September 30.

SJG - 18

The CIP protected $4.6 million in earnings in 2006, which would have been lost due to warm weather and lower customer usage. Of that amount, $2.9 million was related to weather and $1.7 million was related to customer usage. For customer usage variations, the CIP is expected to contribute up to $4.6 million to earnings during the initial twelve months after implementation. The incremental earnings are derived from baseline usages per customer which have been set above the average utilization rate recently experienced by our customers.

As part of the CIP, we are required to implement additional conservation programs including customized customer communication and outreach efforts, targeted upgrade furnace efficiency packages, financing offers, and an outreach program to speak to local and state institutional constituents. We are also required to reduce gas supply and storage assets and their associated fees. Note that changes in fees associated with supply and storage assets have no effect on our net income as these costs are passed through directly to customers.

Earnings accrued and payments received under the CIP are limited to a level that will not cause our return on equity to exceed 10% (excluding earnings from off-system gas sales and certain other tariff clauses) and the annualized savings attained from reducing gas supply and storage assets.

Other Rate Mechanisms - Our tariff also contains provisions permitting the recovery of environmental remediation costs associated with former manufactured gas plant sites, energy efficiency and renewable energy program costs, consumer education program costs and low-income program costs. These costs are recovered from customers through our Societal Benefits Clause.

See additional detailed discussions on Rates and Regulatory Actions in Note 2 to the financial statements.

Environmental Remediation - See detailed discussion concerning Environment Remediation in Note 12 to the financial statements.

Competition - Our franchises are non-exclusive. Currently, no other utility provides retail gas distribution services within our territory. We do not expect any other utilities to do so in the foreseeable future because of the extensive investment required for utility plant and related costs. We compete with oil, propane and electricity suppliers for residential, commercial and industrial users, with alternative fuel source providers (wind, solar and fuel cells) based upon price, convenience and environmental factors, and with other marketers/brokers in the selling of wholesale natural gas services. The market for natural gas commodity sales is subject to competition due to deregulation. We enhanced our competitive position while maintaining margins by using an unbundled tariff. This tariff allows full cost-of-service recovery, except for the variable cost of the gas commodity, when transporting gas for our customers. Under this tariff, we profit from transporting, rather than selling, the commodity. Our residential, commercial and industrial customers can choose their supplier while we recover the cost of service through transportation service (see Customer Choice Legislation below).

SJG - 19

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. For a period of several years, marketers had successfully attracted gas commodity customers by offering natural gas at prices competitive with those available under regulated utility tariffs. However, during the third quarter of 2005, marketers found it increasingly difficult to compete with the local utility because of changing market conditions and rising gas costs. Our affiliate, South Jersey Energy Company, responded by returning all of their approximately 69,000 residential gas customers to us during the third quarter of 2005. The total number of customers in our service territory purchasing natural gas from a marketer fell from 89,537 to 9,797 during 2005. Beginning in the first quarter of 2006, marketers began to attract customers back through new offers, bringing our total number of customers purchasing the gas commodity from a marketer to 22,505 as of December 31, 2006.

SJG - 20

RESULTS OF OPERATIONS:

The following table summarizes the composition of gas utility volumes, revenues and margin for the three years ended December 31 (in thousands, except for customer data):

	2006		2005		2004
Utility Volumes - dth:
Residential	20,786	15%	25,219	16%	24,734	18%
Commercial and industrial	26,016	19%	29,252	18%	30,389	22%
Cogeneration and electric generation	1,356	1%	2,093	1%	1,384	1%
Interruptible	3,567	3%	2,955	2%	2,741	2%
Off-system, capacity release & storage	84,679	62%	101,164	63%	78,914	57%
Total Throughput	136,404	100%	160,683	100%	138,162	100%

Utility Operating Revenues:
Residential	$338,969	53%	$277,446	47%	$225,201	44%
Commercial and industrial	131,388	20%	119,791	21%	100,923	20%
Cogeneration and electric generation	10,939	2%	18,175	3%	9,819	2%
Interruptible	2,977	-	3,396	1%	3,103	1%
Off-system, capacity release & storage	156,836	25%	166,445	28%	161,318	32%
Other revenues	1,562	-	1,959	-	8,463	1%
Total Utility Operating Revenues	642,671	100%	587,212	100%	508,827	100%
Less:
Cost of sales	472,286		414,952		340,860
Conservation recoveries *	6,862		7,933		8,056
RAC recoveries *	1,807		2,180		2,508
Revenue taxes	7,890		9,089		8,704
Utility Net Operating Revenues (margin)	$153,826		$153,058		$148,699

Margin:
Residential	$90,442	59%	$102,706	67%	$93,228	62%
Commercial and industrial	38,129	25%	40,862	27%	37,903	26%
Cogeneration and electric generation	2,189	1%	2,514	2%	5,029	4%
Interruptible	226	-	249	-	236	-
Off-system, capacity release & storage	4,711	3%	4,697	3%	5,386	4%
Other revenues	1,871	1%	2,319	1%	1,979	1%
Margin before weather normalization & decoupling	137,568	89%	153,347	100%	143,761	97%
TAC mechanism	8,511	6%	(289)	-	403	-
CIP mechanism	7,747	5%	-	-	-	-
Appliance Service	-	-	-	-	4,535	3%
Utility Net Operating Revenues (margin)	$153,826	100%	$153,058	100%	$148,699	100%

Number of Customers at Year End:
Residential	307,919	93%	300,652	93%	292,185	93%
Commercial	21,652	7%	21,322	7%	20,939	7%
Industrial	478	-	450	-	455	-
Total Customers	330,049	100%	322,424	100%	313,579	100%

* Represent revenues for which there is a corresponding charge in operating expenses. Therefore, such recoveries have no impact on our financial results.

SJG - 21

Volumes - Total gas throughput decreased 15.1% compared with 2005, to 136 MMDth in 2006. The lower throughput was primarily due to significantly warmer weather experienced during 2006, as previously discussed under the TAC, which lowered sales and demand for capacity release. Total gas throughput increased 16.3% compared with 2004, to 161 MMDth in 2005. The higher throughput in 2005 was also primarily due to a significant increase in capacity release activity.

Operating Revenues - Revenues increased $55.5 million in 2006, compared with 2005, primarily due to three factors. First, we added 7,625 customers in 2006, which represents a 2.4% increase in total customers. Second, as previously discussed under Customer Choice Legislation, the average number of transportation customers decreased 66.5%, from 50,387 in 2005 to 16,871 in 2006. The migration of customers from transportation service back to sales service has a direct impact on utility revenues as charges for gas costs are included in sales revenues and not in transportation revenues. However, since gas costs are passed on directly to customers without any profit margin added by us, the change in customer utilization of gas marketers did not impact our earnings. Third, we were granted two BGSS rate increases as a result of substantial increases in wholesale natural gas prices across the country. The first increase in September 2005, resulted in a 4.4% increase in the average residential customer’s bill and 5.0% in the average commercial/industrial customer’s bill. The second was effective in December 2005, and resulted in a 24.3% increase in the average residential customer’s bill and 28.4% in the average commercial/industrial customer’s bill. However, as previously stated, since gas costs are passed on directly to customers without any profit margin added by us, the BGSS rate increases did not impact our profitability.

Partially offsetting the positive factors noted above were lower customer utilization rates experienced during 2006, before the CIP became effective, compared with 2005. This was primarily due to the impact of higher natural gas prices and conservation efforts on customer usage. Additionally, sales to an electric generation customer were substantially lower than 2005, as the 2006 summer season weather was not nearly as warm as the 2005 summer season.

Revenues increased $78.4 million in 2005 compared with 2004 primarily due to five factors. First, we added 8,845 customers during 2005, which represented a 2.8% increase in total customers. Second, 89% of the residential customers and 25% of the commercial customers purchasing their gas from sources other than us migrated back to utility sales service. The total number of transportation customers decreased from 89,537 at December 31, 2004, to 11,238 at December 31, 2005, as third party marketers found it difficult to compete with the utility’s Basic Gas Supply Service (BGSS) rates under current market conditions. Third, natural gas sales to an electric generation customer increased by $8.1 million in 2005, compared with 2004, as it experienced a high demand for electricity during an unusually hot summer season in 2005. Fourth were the two BGSS rate increases, as previously discussed. Finally, we experienced an increase in revenues from off-system sales (OSS) as a direct result of the higher per unit cost of natural gas. This was coupled with an increase in capacity release activity in 2005. Capacity release allows us to sell any unused capacity, but the revenues from such activities are much lower than those from OSS since no commodity is included in the sale. While revenues from capacity release are not as high as when we sell the commodity, contributions to margins are comparable.

SJG - 22

Partially offsetting the positive factors noted above were lower customer utilization rates experienced during 2005, compared with 2004, the transfer of the appliance service business from the utility, and the impact of the July 2004 rate case settlement on revenues. This settlement increased our base rates but, at the same time, eliminated rates in several clauses that were no longer needed to recover costs. We were either no longer incurring, or had already recovered, the specific costs that these clauses were designed to recover. Since revenues raised under these clauses were for cost recovery only and had no profit margin built in, their elimination had no impact on our earnings.

Margin (pre-tax) - Our margin is defined as natural gas revenues less natural gas costs; volumetric and revenue based energy taxes; and regulatory rider expenses. We believe that margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, energy taxes and regulatory rider expenses are passed through to customers, and therefore, have no effect on margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the New Jersey Board of Public Utilities through our BGSS tariff.

Total margin for 2006 was comparable to the 2005 total margin; however, residential margins were much lower in 2006, than compared with 2005. This decrease was offset by contributions to net income from the TAC and CIP, which together, accounted for 11% of the 2006 total margin. The CIP replaced the TAC effective October 1, 2006 and takes into account variations in customer usage factors due to weather as well as all other variations. As previously discussed under the TAC, weather was substantially warmer in 2006 as compared to both 2005 and historical norms. The TAC represented only a negligible portion of both the 2005 and 2004 margins because weather conditions were more consistent with historical norms in those years. The CIP added $7.7 million to margin in 2006, related to the 2006-2007 winter season. Of this amount $4.9 million was related to weather variations and $2.8 million was related to other customer usage variations. Had the CIP not been implemented, our margins and net income would have been significantly lower.

Total margin increased $4.4 million from 2004 to 2005. The July 2004 base rate increase, discussed in greater detail in Note 2 to the financial statements, had the impact of increasing utility margins by approximately $10.7 million in 2005, compared with 2004. This was offset by a $2.7 million contribution to margin in 2004, due to the buyout of a large utility customer’s long-term contract, and the transfer of our appliance service operations to SJESP in September 2004.

Operating Expenses - A summary of changes in other operating expenses (in thousands):

	2006 vs. 2005	2005 vs. 2004

Operations	$(4,992)	$(1,255)
Maintenance	(276)	42
Depreciation	1,602	(1,142)
Energy and Other Taxes	(1,742)	423

SJG - 23

Operations - Operations expense decreased $5.0 million during 2006, compared with 2005, primarily as a result of several factors. First, there was a $1.1 million decrease in 2006 in our costs under the New Jersey Clean Energy Program (NJCEP). Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced offsetting decreases in revenues during the periods (See preceding margin table). The BPU-approved NJCEP allows for full recovery of costs, including carrying costs when applicable. As a result, the decrease in expense had no impact on net income. Second, our regulatory expenses decreased $0.7 million in 2006, primarily as a result of amortization of previously deferred expenses related to our 2004 base rate proceeding with the BPU. Such costs were fully amortized as of December 31, 2005. Third, we also experienced lower pension and postretirement benefit costs during 2006. Such reductions were the result of earnings on additional contributions to the plans, the transfer of employees to SJI Services, LLC (SJIS) effective January 1, 2006, and savings resulting from the early retirement plan (ERIP) offered in 2004 and 2005. The total cost of providing the ERIP in 2005, including monetary incentives, was $1.8 million. There was no ERIP offered in 2006. Finally, we also experienced a significant decrease in compensation and healthcare costs as a result of the transfer of approximately 10% of our workforce to SJIS. While much of those costs were charged back to us for services rendered, increased activity and growth in SJI’s non-utility entities resulted in a net savings to us. Additional information regarding compensation can be found in Note 1 to the financial statements under Stock-Based Compensation Plans.

Operations expense decreased $1.3 million in 2005, as compared with 2004, which is the net result of a $3.5 million decrease in appliance service expense partially offset by an increase of $2.3 million in utility operations expense. Appliance service expense decreased $3.5 million due to the transfer of this business from the utility in 2004. The $2.3 million offset in expense was due primarily to an increase in bad-debt expense, early retirement incentive plan (ERIP) cost, officers’ long-term incentive compensation, and higher employee wages and salaries. Additional bad-debt expense in the amount of $1.3 million was recognized due to higher write-offs and to an increase in the reserve for potential uncollectible accounts to correspond with the increase in customer accounts receivable caused by rising gas prices. Also, as previously discussed, we offered an ERIP in late 2005. Overall, costs related to the plan were $0.6 million more in 2005, than in 2004. We also incurred additional expense for the officers’ long-term incentive compensation plan, which provides for annual awards based on SJI’s performance as compared to a select peer group. Due to improved corporate performance, we recorded $0.5 million more expense in 2005, than in 2004. Finally, we experienced an increase in wages and salaries from 2004 to 2005, due to contract terms and cost of living increases. The increases in these expenses were partially offset by lower pension expense caused by earnings on additional pension contributions, and lower postretirement benefit costs (not related to the ERIP) due to the cost caps put in place in November 2004. (See Note 11 to the financial statements.)

Depreciation - Depreciation expense increased $1.6 million in 2006, as compared with 2005, due mainly to our continuing investment in utility plant. Depreciation expense decreased in 2005, as compared with 2004, due to a reduction in the composite depreciation rate from 2.9% to 2.4% effective July 2004, offset by additional depreciation on our continuing investment in utility plant.

Energy and Other Taxes - Energy and Other Taxes decreased in 2006, compared with 2005, primarily due to lower energy-related taxes based on lower sales volumes in 2006 coupled with a reduction in payroll taxes as a result of the transfer of employees to SJI Services, LLC. Energy and Other Taxes increased in 2005, compared with 2004, primarily due to higher energy-related taxes based on increased sales volumes and revenues in 2005.

Other Income and Expense - Other income and expense increased in 2006, compared with 2005, primarily as a result of $0.5 million in earnings on our restricted investments related to the issue of our variable-rate bonds in April 2006 and a $0.3 million improvement in the earnings performance of our available-for-sale securities over prior year. These securities represent assets held in trusts for the payment of postretirement healthcare costs.

SJG - 24

Other income and expense was higher in 2004, compared with 2005, due to a pre-tax gain of $0.7 million on our postretirement healthcare plan trust. The movement of plan assets to a new investment manager triggered the recognition of gains on investments in 2004.

Interest Charges - Interest charges increased by $3.9 million in 2006, compared with 2005, due primarily to higher levels of short-term debt and higher interest rates on short-term debt. Short-term debt levels rose to support our capital expenditures that have not yet been financed with long-term debt and costs not yet collected from customers for gas previously consumed. A steep rise in short-term interest rates was driven by a series of interest rate hikes enacted by the Federal Reserve Bank in 2005 and 2006.

Interest charges increased by $0.3 million in 2005, compared with 2004, due primarily to higher levels of short-term debt and higher interest rates on short-term debt. Short-term debt levels rose to support our capital expenditures that have not yet financed with long-term debt. A steep rise in short-term interest rates was driven by a series of interest rate hikes enacted by the Federal Reserve Bank during 2005 and 2006. The increase in interest charges associated with short-term debt was partially offset by lower levels of long-term debt outstanding during 2005, compared with 2004.

LIQUIDITY AND CAPITAL RESOURCES:

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

Cash Flows from Operating Activities - Cash generated from operating activities constitutes our primary source of liquidity and varies from year-to-year due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and recoveries provided through our various rate mechanisms. Net cash provided by operating activities was $51.1 million in 2006, $42.9 million in 2005, and $74.6 million in 2004. Cash provided by operating activities increased in 2006, as compared with 2005, as a result of several factors. First, lower accounts receivable levels, as well as higher over-collections related to budget billings, were experienced due to much warmer weather in the fourth quarter of 2006, as compared with the same period in 2005. Higher customer credit balances related to our budget billing program occurred as enrolled customers are billed a fixed amount each month based on normal weather expectations. Customer credit balances increased by $10.7 and $2.8 million during 2006 and 2005, respectively, and are included under the caption Accounts Payable and Other Accrued Liabilities on the Statements of Cash Flows. Second, additional cash was derived from a sale of inventory gas to our affiliate, SJRG, in 2006 in the amount of $13.0 million (See Note 4 to the financial statements). The proceeds from this sale were credited to our BGSS which, along with higher BGSS rates put into place in mid-December 2005, enabled us to generate cash inflows in 2006 related to gas cost recoveries despite lower consumption levels due to warm weather. Third, inventory purchases required less cashin 2006, as commodity prices were not as high as in 2005. We also purchased less inventory in 2006, as compared with 2005, due to unseasonably warm weather in 2006.

These cash sources were partially offset by lower consumption levels in 2006 that resulted in reduced recoveries of our rate mechanisms such as the RAC and SBC. Recoveries on a significant portion of the TAC have not yet begun as the BPU has not approved our 2005-2006 TAC filing made in October 2006. Recoveries on the CIP will not begin until the BPU approves such recoveries following the first CIP year which ends on September 30, 2007. Cash flows related to gas purchases were also negatively impacted in 2006 as we paid for gas purchased at unusually high prices at the end of 2005 due to the impact of hurricanes on gas production. Also, some gas purchases in 2005 contained terms that did not require payment until the first quarter of 2006. Finally, cash flows in 2005 benefited from additional tax deductions related to increased gas prices in 2005. This 2005 deduction reverses in future periods as such gas costs are recovered from ratepayers.

SJG - 25

Cash provided by operating activities decreased in 2005, as compared with 2004, primarily as a result of much higher fuel costs that occurred during 2005, as compared with 2004. Related rate relief was provided in December 2005, as previously discussed. Changes in accounts receivable, inventories and accounts payable on the 2005 statement of cash flows reflect the impact of the higher gas prices experienced during that year.

Cash Flows from Investing Activities - We have a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital purchases was approximately $8.0 million less in 2006, compared with 2005, due to cash outflows for three large pipeline installation projects in 2005 that were necessary to support the growth in our territory. This was offset by the investment of $8.6 million of net proceeds from the issue of our variable-rate debt as such amounts have not yet been drawn down for their intended capital purpose. Cash used for investing activities was $6.1 million higher in 2005, as compared with 2004, primarily due to amounts paid in 2005 for large pipeline installation projects previously mentioned.

Cash Flows from Financing Activities - We use short-term borrowings under lines of credit from commercial banks to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, we refinance short-term debt incurred to finance capital expenditures with long-term debt. Debt is incurred primarily to expand and upgrade our gas transmission and distribution system and to support seasonal working capital needs related to inventories and customer receivables.

Bank credit available to us totaled $176.0 million at December 31, 2006, of which $103.5 million was used. Those bank facilities consist of a $100.0 million revolving credit facility and $76.0 million of uncommitted bank lines. In August 2006, we replaced our existing revolving credit with a new $100.0 million revolver that expires in August 2011. The revolving credit facility contains one financial covenant that limits our total debt to total capitalization ratio to no more than 65%, measured on a quarterly basis. We were in compliance with this covenant as of December 31, 2006. Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our business’ future liquidity needs

The increase in our net borrowings of short-term debt of $16.5 million from 2005 to 2006, and $34 million from 2004 to 2005, was the result of underrecovery of costs that have not yet been collected under our various rate mechanisms as well as capital expenditures only partially financed with long-term debt.

We supplement our operating cash flow and credit lines with both debt and equity capital. Over the years, we have used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance our long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. In September 2005, we established a new $150.0 million MTN program and on April 20, 2006, issued $25.0 million of secured tax-exempt, auction-rate debt through the New Jersey Economic Development Authority. The auction rate, which resets weekly, was 3.80% as of December 31, 2006. Through the use of interest rate swap agreements, we effectively fixed the interest rate on this debt at 3.43% from December 1, 2006 through January 2036. In September 2005, we issued a $10.0 million note at a rate of 5.45%, maturing in 2035. The proceeds of the 2005 note issue were used to refinance a $10.0 million, 7.9% note issued under a previous MTN program that was called for redemption in July 2005. An additional $115.0 million of MTN’s remains available for issuance under that program. We repaid long-term debt totaling $2.3 million, $22.8 million and $21.8 million in 2006, 2005 and 2004, respectively.

SJG - 26

SJI contributed no capital to us in 2006; however, they did contribute $30.0 million and $15.0 million to us in 2005 and 2004, respectively. Contributions of capital are credited to Other Paid-in Capital and Premium on Common Stock.

As of December 31, our capital structure was as follows:

	2006	2005

Common Equity	47.4%	49.0%
Long-Term Debt	38.7%	38.7%
Short-Term Debt	13.9%	12.4%

Total	100.0%	100.0%

Our long-term, senior secured debt is rated “A” and “Baa1” by Standard & Poor’s and Moody’s Investor Services, respectively. These ratings have not changed in the past five years.

We are restricted as to the amount of cash dividends or other distributions that may be paid on our common stock by an order issued by the BPU in July 2004, that granted us an increase in base rates. Per the order, we are required to maintain total common equity of no less than $289.2 million. Our total common equity balance was $360.4 million at December 31, 2006.

COMMITMENTS AND CONTINGENCIES:

We have a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net cash outflows for construction and remediation projects for 2006 amounted to $61.4 million and $10.8 million, respectively. We estimate total cash outflows for construction and remediation projects for 2007, 2008 and 2009, to be approximately $73.8 million, $58.4 million and $54.5 million, respectively.

We have certain commitments for both pipeline capacity and gas supply for which we pay fees regardless of usage. Those commitments as of December 31, 2006, average $45.5 million annually and total $196.2 million over the contracts’ lives. Approximately 50% of the financial commitments under these contracts expires during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. We recover all prudently incurred fees through rates via the Basic Gas Supply Service clause.

The following table summarizes our contractual cash obligations and their applicable payment due dates as of December 31, 2006 (in thousands):

		Up to	Years	Years	More than
Contractual Cash Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Principal Payments on Long-Term Debt	$297,163	$2,270	$-	$35,000	$259,893
Interest on Long-Term Debt	235,518	17,095	34,003	33,391	151,029
Operating Leases	207	127	65	15	-
Construction Obligations	98	98	-	-	-
Commodity Supply Purchase Obligations	196,241	45,148	72,842	19,511	58,740
New Jersey Clean Energy Program (Note 2)	15,000	7,000	8,000	-	-
Other Purchase Obligations	393	393	-	-	-

Total Contractual Cash Obligations	$744,620	$72,131	$114,910	$87,917	$469,662

SJG - 27

Interest on Long-Term Debt includes the impact of the related interest rate swap agreements on variable rate debt.  Expected environmental remediation costs and asset retirement obligations are not included in the table above as the total obligation cannot be calculated due to the subjective nature of these costs and timing of anticipated payments. As discussed in Note 11 to the financial statements, we currently do not expect to make a pension contribution in 2007; however, changes in future investment performance and discount rates may ultimately result in a contribution.  Furthermore, future pension contributions beyond 2007 cannot be determined at this time. Our regulatory obligation to contribute to our postretirement benefit plans’ trusts, as discussed in Note 11 to the financial statements, is also not included as its duration is indefinite.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risks

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

We transact commodities on a physical basis and typically do not enter into financial derivative positions directly. South Jersey Resources Group, LLC, an affiliate by common ownership, manages our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. It is management’s policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. The majority of our contracts are typically less than 12-months long. The fair value and maturity of all these energy trading and hedging contracts determined using mark-to-market accounting as of December 31, 2006 is as follows (in thousands):

Assets:		Maturity	Maturity
	Source of Fair Value	<1 Year	1 - 3 Years	Total

Prices Actively Quoted	NYMEX	$806	$19	$825
Other External Sources	Basis	886	-	886
Total		$1,692	$19	$1,711

Liabilities:		Maturity	Maturity
	Source of Fair Value	<1 Year	1 - 3 Years	Total

Prices Actively Quoted	NYMEX	$18,006	$374	$18,380

SJG - 28

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX and Basis contracts are 10.5 MMDth with a weighted-average settlement price of $7.61 per dth.

A reconciliation of our estimated net fair value of energy-related derivatives, including energy trading and hedging contracts follows (in thousands):

Net Derivatives — Energy Related Asset, January 1, 2006	$486
Contracts Settled During 2006, Net	(299)
Other Changes in Fair Value from Continuing and New Contracts, Net	(16,856)
Net Derivatives — Energy Related Liability, December 31, 2006	$(16,669)

The change in our derivative position from a $0.5 million asset at December 31, 2005 to a 16.7 million liability at December 31, 2006 is primarily due to the change in value of our financial positions held with SJRG.  As of December 31, 2005 the average future price was approximately $10.80 per dth vs. $6.69 per dth as of December 31, 2006.  The decrease in prices has resulted in a significant decline in the value of these financial contracts.  However, the purchase price of a portion of our future gas purchases is fixed, regardless of future fluctuations in the market price.

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at December 31, 2006, was $103.5 million and averaged $87.0 million during 2006. The months where average outstanding variable-rate debt was at its highest and lowest levels were October, at $115.8 million, and April, at $59.8 million. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $514,000 increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2006 - 72 b.p. increase; 2005 - 191 b.p. increase; 2004 - 115 b.p. increase; 2003 - 31 b.p. decrease; and 2002 - 74 b.p. decrease. As of December 31, 2006, our average borrowing cost, which changes daily, was 5.71%.

We issue long-term debt either at fixed rates or use interest rate derivatives to fix interest rates on variable-rate, long-term debt. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates. In October 2005, in anticipation of issuing long-term, variable-rate, tax-exempt debt during 2006 under the MTN Program, we executed $25.0 million of forward-starting interest rate swaps that resulted in an effective fixed rate of 3.43% for 30 years. The debt is being used to provide long-term financing for capital improvements to our gas transmission and distribution system serving Atlantic and Cape May Counties in southern New Jersey.

SJG - 29

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
South Jersey Gas Company
Folsom, New Jersey

We have audited the accompanying balance sheets of South Jersey Gas Company (the “Company”) as of December 31, 2006 and 2005, and the related statements of income, changes in common equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of South Jersey Gas Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, in 2006 the Company changed its method of accounting for stock-based compensation to conform to FASB Statement No. 123(R), Share-Based Payment. As discussed in Note 11 to the financial statements, in 2006, the Company changed its method of accounting for postretirement benefits to conform to FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Also as discussed in Note 1 to the financial statements, in 2005 the Company changed its method of accounting for asset retirement obligations to conform to FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 6, 2007

SJG - 30

SOUTH JERSEY GAS COMPANY
STATEMENTS OF INCOME
(In Thousands)
	Year Ended December 31,
	2006	2005	2004

Operating Revenues	$642,671	$587,212	$508,827

Operating Expenses:
Cost of Sales (Excluding depreciation)	472,286	414,952	340,860
Operations	49,991	54,983	56,238
Maintenance	5,538	5,814	5,772
Depreciation	23,508	21,906	23,048
Energy and Other Taxes	10,139	11,881	11,458

Total Operating Expenses	561,462	509,536	437,376

Operating Income	81,209	77,676	71,451

Other Income and Expense	1,480	212	886

Interest Charges	(22,099)	(18,156)	(17,906)

Income Before Income Taxes	60,590	59,732	54,431

Income Taxes	(24,811)	(25,185)	(22,969)

Net Income Applicable to Common Stock	$35,779	$34,547	$31,462

The accompanying notes are an integral part of the financial statements.

SJG - 31

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CASH FLOWS
(In Thousands)
	Year Ended December 31,
	2006	2005	2004

Cash Flows from Operating Activities:
Net Income	$35,779	$34,547	$31,462
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	28,140	27,303	28,691
Provision for Losses on Accounts Receivable	1,284	2,073	816
TAC/CIP Receivable	(15,740)	291	4,173
Deferred Gas Costs - Net of Recoveries	18,694	(34,585)	14,582
Deferred SBC Costs - Net of Recoveries	(4,221)	1,871	2,967
Environmental Remediation Costs - Net of Recoveries	(10,840)	(6,655)	(5,494)
Deferred and Noncurrent Income Taxes and Credits - Net	4,426	25,662	13,982
Additional Pension Contributions	-	(1,390)	(8,028)
Gas Plant Cost of Removal	(1,369)	(985)	(1,107)
Changes in:
Accounts Receivable	9,501	(23,052)	3,698
Inventories	11,099	(23,579)	(7,713)
Prepaid and Accrued Taxes - Net	4,997	(5,934)	(11,536)
Other Prepayments and Current Assets	594	(780)	(311)
Gas Purchases Payable	(40,270)	59,001	3,148
Accounts Payable and Other Accrued Liabilities	11,605	(13,246)	6,963
Other Assets	2,500	965	(2,544)
Other Liabilities	(5,120)	1,423	811

Net Cash Provided by Operating Activities	51,059	42,930	74,560

Cash Flows from Investing Activities:
Capital Expenditures	(61,440)	(70,120)	(66,308)
Purchase of Available-for-Sale Securities	-	-	(338)
Proceeds from Sale of Appliance Service Operations	-	-	2,668
Net Purchase of Restricted Investments	(8,586)	-	-

Net Cash Used in Investing Activities	(70,026)	(70,120)	(63,978)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) of Lines of Credit	16,500	34,000	(34,200)
Proceeds from Issuance of Long-Term Debt	25,000	10,000	40,000
Principal Repayments of Long-Term Debt	(2,345)	(22,773)	(21,773)
Redemption of Preferred Stock	-	(1,690)	-
Dividends on Common Stock	(19,902)	(22,502)	(9,123)
Premium for Early Retirement of Debt	-	(184)	-
Payments for Issuance of Long-Term Debt	(1,051)	(420)	(386)
Additional Investment by Shareholder	-	30,000	15,000
Excess Tax Benefit from Restricted Stock Plan	181	-	-

Net Cash Provided by (Used in) Financing Activities	18,383	26,431	(10,482)

Net (Decrease) Increase in Cash and Cash Equivalents	(584)	(759)	100
Cash and Cash Equivalents at Beginning of Period	2,551	3,310	3,210

Cash and Cash Equivalents at End of Period	$1,967	$2,551	$3,310

Supplemental Disclosures of Cash Flow Information:
Interest (Net of Amounts Applicable to Gas Cost
Overcollections and Amounts Capitalized)	$21,832	$18,899	$17,467
Income Taxes (Net of Refunds)	$11,309	$8,434	$14,594

Supplemental Disclosures of Noncash Investing Activities:
Capital property and equipment acquired on
account but not paid at year-end	$2,819	$8,990	$4,531

The accompanying notes are an integral part of the financial statements.

SJG - 32

SOUTH JERSEY GAS COMPANY
BALANCE SHEETS
(In Thousands)
	December 31,
	2006	2005
Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,079,614	$1,030,029
Accumulated Depreciation	(257,781)	(241,242)

Property, Plant and Equipment - Net	821,833	788,787

Investments:
Available-for-Sale Securities	6,342	5,628
Restricted Investments	8,586	-

Total Investments	14,928	5,628

Current Assets:
Cash and Cash Equivalents	1,967	2,551
Accounts Receivable	47,928	41,040
Accounts Receivable - Related Parties	3,939	3,186
Unbilled Revenues	34,502	53,648
Provision for Uncollectibles	(2,741)	(3,461)
Natural Gas in Storage, average cost	81,039	89,957
Materials and Supplies, average cost	1,685	3,866
Prepaid Taxes	7,774	12,972
Derivatives - Energy Related Assets	1,692	6,496
Other Prepayments and Current Assets	2,264	2,858

Total Current Assets	180,049	213,113

Regulatory and Other Noncurrent Assets:
Regulatory Assets	196,962	122,486
Unamortized Debt Issuance Costs	6,835	6,251
Prepaid Pension	-	26,202
Accounts Receivable - Merchandise	5,950	6,472
Derivatives - Energy Related Assets	19	271
Derivatives - Other	148	-
Other	1,352	1,765

Total Regulatory and Other Noncurrent Assets	211,266	163,447

Total Assets	$1,228,076	$1,170,975

The accompanying notes are an integral part of the financial statements.

SJG - 33

SOUTH JERSEY GAS COMPANY
BALANCE SHEETS
(In Thousands, except per share amounts)

	Year Ended December 31,
	2006	2005

Capitalization and Liabilities

Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	200,317	200,317
Accumulated Other Comprehensive Loss	(4,429)	(4,337)
Retained Earnings	158,617	142,740

Total Common Equity	360,353	344,568

Long-Term Debt	294,893	272,235

Total Capitalization	655,246	616,803

Current Liabilities:
Notes Payable	103,500	87,000
Current Maturities of Long-Term Debt	2,270	2,273
Accounts Payable - Commodity	43,687	83,957
Accounts Payable - Other	8,786	17,236
Accounts Payable - Related Parties	12,134	7,879
Derivatives - Energy Related Liabilities	18,006	6,197
Deferred Income Taxes - Net	4,049	2,295
Customer Deposits and Credit Balances	23,016	12,145
Environmental Remediation Costs	26,048	17,873
Taxes Accrued	1,961	2,162
Pension and Other Postretirement Benefits	776	-
Interest Accrued	6,112	6,032
Other Current Liabilities	4,904	6,045

Total Current Liabilities	255,249	251,094

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	50,797	54,002
Deferred Income Taxes - Net	164,797	162,542
Environmental Remediation Costs	41,746	38,844
Asset Retirement Obligations	23,743	22,505
Pension and Other Postretirement Benefits	29,354	16,633
Investment Tax Credits	2,470	2,795
Derivatives - Energy Related Liabilities	374	84
Derivatives - Other	-	306
Other	4,300	5,367

Total Regulatory and Other Noncurrent Liabilities	317,581	303,078

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$1,228,076	$1,170,975

The accompanying notes are an integral part of the financial statements.

SJG - 34

SOUTH JERSEY GAS COMPANY

STATEMENTS OF CHANGES IN COMMON EQUITY AND COMPREHENSIVE INCOME
(In Thousands)

	Common Stock	Other Paid-In Capital & Premium on Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2004	$5,848	$155,317	$(2,568)	$108,356	$266,953
Net Income Applicable to Common Stock				31,462	31,462
Other Comprehensive Loss, Net of Tax:*
Minimum Pension Liability Adjustment			(1,074)		(1,074)
Unrealized Loss on Equity Investments			(192)		(192)
Unrealized Loss on Derivatives			(199)		(199)
Other Comprehensive Loss, Net of Tax:*					(1,465)
Comprehensive Income					29,997
Additional Investment by Shareholder		15,000			15,000
Cash Dividends Declared - Common Stock				(9,123)	(9,123)

Balance at December 31, 2004	5,848	170,317	(4,033)	130,695	302,827
Net Income Applicable to Common Stock				34,547	34,547
Other Comprehensive Income (Loss), Net of Tax:*
Minimum Pension Liability Adjustment			423		423
Unrealized Gain on Equity Investments			63		63
Unrealized Loss on Derivatives			(790)		(790)
Other Comprehensive Loss, Net of Tax:*					(304)
Comprehensive Income					34,243
Additional Investment by Shareholder		30,000			30,000
Cash Dividends Declared - Common Stock				(22,502)	(22,502)

Balance at December 31, 2005	5,848	200,317	(4,337)	142,740	344,568
Net Income Applicable to Common Stock				35,779	35,779
Other Comprehensive Income (Loss), Net of Tax:*
Minimum Pension Liability Adjustment			(442)		(442)
Unrealized Gain on Equity Investments			54		54
Unrealized Gain on Derivatives			296		296
Other Comprehensive Loss, Net of Tax:*					(92)
Comprehensive Income					35,687
Cash Dividends Declared - Common Stock				(19,902)	(19,902)

Balance at December 31, 2006	$5,848	$200,317	$(4,429)	$158,617	$360,353

Disclosure of Changes in Accumulated Other Comprehensive Loss Balances*
(In Thousands)
		Minimum Pension Liability Adjustment	Unrealized Gain (Loss) on Equity Investments	Unrealized (Loss) Gain on Derivatives	Accumulated Other Comprehensive Loss

Balance at January 1, 2004		$(2,847)	$283	$(4)	$(2,568)
Changes During Year		(1,074)	(192)	(199)	(1,465)
Balance at December 31, 2004		(3,921)	91	(203)	(4,033)
Changes During Year		423	63	(790)	(304)
Balance at December 31, 2005		(3,498)	154	(993)	(4,337)
Changes During Year		(442)	54	296	(92)
Balance at December 31, 2006		$(3,940)	$208	$(697)	$(4,429)

*Determined using a combined statutory tax rate of 41.08% in 2006 and 40.85% in prior years.

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

Regulation - We are subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). See Note 2 for a detailed discussion of our rate structure and regulatory actions. We maintain our accounts according to the BPU’s prescribed Uniform System of Accounts. We follow the accounting for regulated enterprises prescribed by the Financial Accounting Standards Board (FASB) Statement No. 71, “Accounting for the Effects of Certain Types of Regulation.” In general, Statement No. 71 allows for the deferral of certain costs (regulatory assets) and creation of certain obligations (regulatory liabilities) when it is probable that such items will be recovered from or refunded to customers in future periods. See Note 3 for a detailed discussion of regulatory assets and liabilities.

Operating Revenues - Gas revenues are recognized in the period the commodity is delivered to customers. For retail customers that are not billed at the end of the month, we record an estimate to recognize unbilled revenues for gas delivered from the date of the last meter reading to the end of the month. We deferred and recognized revenues related to our appliance service contracts seasonally over the full 12-month terms of the contracts prior to transferring that business to South Jersey Energy Service Plus, an affiliate by common ownership, in September 2004.

We collect certain revenue-based energy taxes from our customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both revenues and cost of sales and totaled $7.9 million, $9.1 million and $8.7 million in 2006, 2005 and 2004, respectively.

Accounts Receivable and Provision for Uncollectible Accounts - Accounts receivable are carried at the amount owed by customers. A provision for uncollectible accounts is established based on our collection experience and an assessment of the collectibility of specific accounts.

SJG - 36

Property, Plant & Equipment - For regulatory purposes, utility plant is stated at original cost, which may be different than our cost if the assets were acquired from another regulated entity. The cost of adding, replacing and renewing property is charged to the appropriate plant account. Utility Plant balances as of December 31, 2006 and 2005 were comprised of the following (in thousands):

	2006	2005
Utility Plant:
Production Plant	$302	$302
Storage Plant	11,576	11,755
Transmission Plant	147,891	134,234
Distribution Plant	878,168	831,732
General Plant	35,529	34,563
Intangible Plant	3,394	3,394
Utility Plant in Service	1,076,860	1,015,980
Construction Work in Progress	2,754	14,049

Total Utility Plant	$1,079,614	$1,030,029

Asset Retirement Obligations - On December 31, 2005, the Company adopted FASB Interpretation No. 47, "Accounting for Conditional Retirement Obligations" and recorded an obligation of $22.5 million on the balance sheet under Asset Retirement Obligations (ARO).  The amounts included in ARO are primarily related to the legal obligations we have to cut and cap our gas distribution pipelines when taking those pipelines out of service in future years. These liabilities are generally recognized upon the acquisition or construction of the asset. The related asset retirement cost is capitalized concurrently by increasing the carrying amount of the related asset by the same amount as the liability. Changes in the liability are recorded for the passage of time (accretion) or for revisions to cash flows originally estimated to settle the ARO.

ARO activity during 2006 was as follows (in thousands):

AROs as of January 1, 2006	$22,5055
Accretion	953
Additions	290
Settlements	(5)
AROs as of December 31, 2006	$23,743

Depreciation - We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.3% in 2006 and 2.4% in 2005. Under our 2004 rate case settlement, our composite depreciation rate was reduced from 2.9% to 2.4% effective July 8, 2004 (See Note 2). The actual composite rate may differ from the approved rate as the asset mix changes over time. Except for retirements outside of the normal course of business, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage.

SJG - 37

Capitalized Interest - We capitalize interest on construction at the rate of return on rate base utilized by the BPU to set rates in our last base rate proceeding (See Note 2). Capitalized interest is included in Utility Plant on the balance sheets. Interest Charges are presented net of capitalized interest on the statements of income. We capitalized interest of $0.2 million in 2006, $1.2 million in 2005 and $0.7 million in 2004.

Impairment of Long-Lived Assets - We review the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the years ended 2006, 2005 and 2004, no significant impairments were identified.

Derivative Instruments - We are involved in buying, selling, transporting and storing natural gas and are subject to market risk due to commodity price fluctuations. Our affiliate, South Jersey Resources Group (SJRG), manages this risk for us by entering into a variety of physical and financial transactions including forward contracts, swap agreements, options contracts and futures contracts on our behalf. The vast majority of our contracts relate to physical transactions that qualify for the normal purchase and sale exception. Therefore, we are not required to mark these contracts to market. Management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in identifying, assessing and controlling various risks. Management reviews any open positions in accordance with strict policies to limit exposure to market risk.

We account for derivative instruments in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We record all derivatives, whether designated in hedging relationships or not, on the balance sheets at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. In general, if the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. We currently have no fair value hedges. If the derivative is designated as a cash flow hedge, we record the effective portion of the hedge in Accumulated Other Comprehensive Loss and recognize it in the income statement when the hedged item affects earnings. We recognize ineffective portions of cash flow hedges immediately in earnings. We currently have no energy-related derivative instruments designated as cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment or forecasted transaction.

SJG - 38

Initially and on an ongoing basis, we assess whether our derivatives are highly effective in offsetting changes in cash flows or fair values of the hedged items. We discontinue hedge accounting prospectively if we decide to discontinue the hedging relationship; determine that the anticipated transaction is no longer likely to occur; or determine that a derivative is no longer highly effective as a hedge. In the event that hedge accounting is discontinued, we will continue to carry the derivative on our balance sheet at its current fair value and recognize subsequent changes in fair value in current period earnings. Unrealized gains and losses on the discontinued hedges that were previously included in Accumulated Other Comprehensive Loss are reclassified into earnings when the forecasted transaction occurs, or when it is probable that it will not occur.

Due to the application of regulatory accounting principles under FASB Statement No. 71, the costs or benefits of derivative contracts related to gas purchases are recovered through our Basic Gas Supply Service (BGSS) Clause, subject to BPU approval (See Note 2). As of December 31, 2006 and 2005, we had $17.0 million and $(0.5) million of costs (benefits), respectively, included in our BGSS related to open financial contracts (See Note 3).

From time to time we enter into interest rate derivatives and similar agreements to hedge exposure to increasing interest rates, and the impact of those rates on our cash flows with respect to our variable-rate debt. We have designated and account for these interest rate derivatives as cash flow hedges.

We used derivative transactions known as “Treasury Locks” to hedge against the impact on our cash flows of possible interest rate increases on a $10.0 million, 30-year debt issuance that was issued in September 2005. The first Treasury Lock was entered into in November 2004, and was terminated in July 2005. A second Treasury Lock was entered into in August 2005, and was terminated in September 2005, in coordination with the debt issuance. The $1.4 million cost of both Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the 30-year life of the new debt issue.

We currently have two long-term interest rate swaps which effectively fixed the interest rate at 3.43%, commencing December 1, 2006 through January 2036, on $25.0 million of variable-rate, tax-exempt debt which was issued in April 2006. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense.

As of December 31, 2006, the market value of interest rate derivative agreements was $0.1 million and is included on the balance sheet under the caption Regulatory and Other Noncurrent Assets: Derivatives - Other. The recorded balance as of December 31, 2006 represents the amount we would have received from the counterparties if the contracts had been terminated on that date. As of December 31, 2005, the market value of interest rate derivative agreements was $(0.3) million and was included on the balance sheet under the caption Regulatory and Other Noncurrent Liabilities: Derivatives - Other. The recorded balance as of December 31, 2005 represents the amount we would have had to pay to the counterparties if the contracts had been terminated on that date. As of December 31, 2006 and 2005, we determined that the swaps were highly effective; therefore, we recorded the changes in fair value of the swaps along with the cumulative unamortized costs, net of taxes, in Accumulated Other Comprehensive Loss.

We determined the fair value of derivative instruments by reference to quoted market prices of listed contracts, published quotations or quotations from unrelated third parties.

SJG - 39

Stock-Based Compensation Plans - On January 1, 2006, SJI adopted FASB Statement No. 123(R), “Share-Based Payment,” which revised FASB Statement No. 123, and superseded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” As the performance targets under the plan are considered market and service conditions, Statement No. 123(R) requires SJI to measure and recognize stock-based compensation expense in its financial statements based on the fair value at the date of grant for share-based awards. Since officers of SJG participate in the Stock Option, Stock Appreciation Rights and Restricted Stock Award Plan (“Plan”) of SJI, changes in accounting for share-based payments also impact us. In accordance with Statement No. 123(R), SJI is recognizing compensation expense on a straight-line basis over the requisite service period for: (i) awards granted on, or after, January 1, 2006 and (ii) unvested awards previously granted and outstanding as of January 1, 2006. In addition, SJI is estimating forfeitures over the requisite service period when recognizing compensation expense. These estimates can be adjusted to the extent to which actual forfeitures differ, or are expected to materially differ, from such estimates. Compensation expense is not adjusted based on the actual achievement of performance goals. The fair value of officers’ restricted stock awards on the date of grant is estimated using a Monte Carlo simulation model.

As permitted by Statement No. 123(R), SJI chose the modified prospective method of adoption; accordingly, financial results for the prior period presented were not retroactively adjusted to reflect the effects of this Statement. Under the modified prospective application, this Statement applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, which for us, was January 1, 2006. Compensation costs for the portion of awards for which the requisite service has not been rendered, that were outstanding as of the required effective date, are being recognized as the requisite service is rendered based on the grant-date fair value.

We purchase shares of common stock from SJI to satisfy our obligations under this Plan. This cash payment is equal to the amounts accrued as compensation cost during the service period. For shares granted on, or after, January 1, 2006, the accrued liability and payment is based on the grant date fair value of the restricted stock award earned by the employee at the date of vesting. As a result of this policy, we accrue a liability and record compensation cost on a straight-line basis over the requisite three-year service period based on the grant date fair value. For unvested awards previously granted and outstanding as of January 1, 2006, the payment is based on the sum of (i) amounts previously accrued as liabilities for such awards as of December 31, 2005, and (ii) the grant date fair value of the remaining services as of January 1, 2006 on such awards, as determined on a basis consistent with those awards granted on, or after, January 1, 2006. Since the inception of the Plan, our expense recognition policy has been consistent with the expense recognition policy at SJI.

SJG - 40

The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at December 31, 2006, and the assumptions used to estimate the fair value of the awards (adjusted for a June 2005 two-for-one stock split):

Grant	Shares	Fair Value	Expected	Risk-Free
Date	Outstanding	Per Share	Volatility	Interest Rate

Jan. 2004	10,352	$ 20.105	16.4%	2.4%
Jan. 2005	8,342	$ 25.155	15.5%	3.4%
Jan. 2006	8,044	$ 27.950	16.9%	4.5%

Expected volatility is based on the actual daily volatility of SJI’s share price over the preceding 3-year period as of the valuation date. The risk-free interest rate is based on the zero-coupon U.S. Treasury Bond, with a term equal to the 3-year term of the restricted shares. As notional dividend equivalents are credited to the holders, which are reinvested during the
3-year service period, no reduction to the fair value of the award is required.

For the years ended December 31, 2006, 2005 and 2004, the cost of restricted stock awards was $0.2 million, $2.8 million and $2.3 million, respectively. Of these costs, $0.1 million, $0.9 million and $0.7 million, respectively, were capitalized to Utility Plant. The significant decrease in costs resulted from: the transfer of a majority of the officers to SJI and SJI Services, LLC, an affiliate by common ownership, upon an SJI corporate restructuring effective January 1, 2006 (See Note 4); officer retirements during 2006; and the methodology change resulting from adopting FAS123(R) as discussed below.

As of December 31, 2006, there was $0.2 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

Prior to the adoption of Statement No. 123 (R), SJI applied Statement No. 123, as amended, which permitted the application of APB No. 25. In accordance with APB No. 25, we recorded compensation expense over the requisite service period for restricted stock based on the probable number of shares expected to be issued and the market value of SJI’s common stock at the end of each reporting period. As a result of this previous accounting treatment, there have been no excess tax benefits recognized prior to the adoption of Statement No. 123(R).

For the year ended December 31, 2006, the decrease in stock-based compensation expense resulting from the adoption of Statement No. 123(R), was $0.3 million, or $0.2 million after tax. This decrease in compensation expense would have had an immaterial impact on our cash flows for the period presented.

SJG - 41

The following table summarizes information regarding restricted stock award activity during 2006, excluding accrued dividend equivalents:

Nonvested Shares Outstanding, January 1, 2006	49,816

Granted	10,991
Vested*	(27,924)
Cancelled/Forfeited	(6,145)

Nonvested Shares Outstanding, December 31, 2006	26,738

* Actual shares awarded upon vesting, including dividend equivalents and adjustments for performance measures, totaled 44,575 shares.

During 2006, we awarded 44,575 shares to our officers at a market value of $1.3 million. As a result of an SJI corporate restructuring, we were also obligated to settle a liability for services previously rendered by officers that are currently employed by affiliates totaling $1.0 million. During 2005, we awarded 62,058 shares at a market value of $1.6 million. As discussed earlier, we have a policy of purchasing shares from SJI to satisfy our obligations under this plan. Cash payments for shares of SJI common stock during 2006 and 2005, were approximately $2.1 million and $1.6 million, respectively, relating to stock awards from earlier periods. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

Income Taxes - Deferred income taxes are provided for all significant temporary differences between the book and taxable basis of assets and liabilities in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (See Note 6). A valuation allowance will be established when it is determined that it is more likely than not that a deferred tax asset will not be realized.

Cash and Cash Equivalents - For purposes of reporting cash flows, highly liquid investments with original maturities of three months or less are considered cash equivalents.

New Accounting Pronouncements - In July 2006, the FASB issued Interpretation No. 48, “Uncertainty in Income Taxes” (FIN 48). This Interpretation provides guidance on the recognition and measurement of uncertain tax positions in the financial statements. The effective date of FIN 48 is January 1, 2007. Management does not anticipate that the adoption of this interpretation will have material effect on our financial statements.

In September 2006, the FASB issued its Staff Position (FSP) on “Accounting for Planned Major Maintenance Activities.” This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. This FSP is effective the first fiscal year beginning after December 15, 2006. Management does not anticipate that this FSP will have a material effect on our financial statements.

SJG - 42

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact that the adoption of this statement will have on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The statement permits entities to choose to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for the first fiscal year beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement will have on our financial statements.

Reclassifications - Certain amounts from prior years have been reclassified to conform to the current year presentation. During the second quarter of 2006, we determined that certain customer accounts receivable were in a credit position and accordingly, reclassified amounts included in Accounts Receivable as of December 31, 2005 to Customer Deposits and Credit Balances. These changes did not impact previously reported revenue or net income and are considered immaterial to the overall presentation of our financial statements.

2. RATES AND REGULATORY ACTIONS:

Base Rates - From January 1997 through July 2004, our rate structure was based on a 9.62% rate of return on rate base that included an 11.25% return on common equity. Rate base is established by the BPU and refers to the investment in property used and useful in public service upon which a utility is permitted to earn a specified rate of return. This rate structure provided for the recovery of cost of service, including deferred costs, through base rates. Additionally, we were authorized to keep 100% of pre-tax margins generated by interruptible and off-system sales and transportation up to the threshold level of $7.8 million. The next $750,000 was credited to customers through the BGSS clause and thereafter, we kept 20% of the pre-tax margins.

On July 7, 2004, the BPU granted us a base rate increase of $20.0 million, which was predicated in part upon a 7.97% rate of return on rate base that included a 10.0% return on common equity. The increase was effective July 8, 2004, and designed to provide an incremental $8.5 million on an annualized basis to net income. We were also permitted to recover regulatory assets contained in our petition and to reduce our composite depreciation rate from 2.9% to 2.4%. Included in the base rate increase was also a change to the sharing of pre-tax margins on interruptible, off-system sales and transportation. The $7.8 million threshold and provision for a $750,000 credit to customers were eliminated and, as a result, the sharing of pre-tax margins began from dollar one, with our retaining 20% through June 30, 2006. Effective July 1, 2006, the 20% retained by us decreased to 15% of such margins.

As part of the overall settlement effective July 8, 2004, we provided customers with a $38.9 million revenue reduction, more than offsetting the cost of the base rate increase awarded to us. This reduction was provided to customers through the reduction and elimination of rates associated with our various clauses where we were either no longer incurring or had already recovered the specific costs that these clauses were designed to recover. Under those clauses, costs incurred by us were billed to customers on a dollar-for-dollar basis and, therefore, the reductions did not negatively impact our net income.

SJG - 43

Rate Mechanisms - Our tariff, a schedule detailing the terms, conditions and rate information applicable to our various types of natural gas service, as approved by the BPU, has several primary rate mechanisms as discussed in detail below:

Basic Gas Supply Service (BGSS) Clause - The BGSS price structure was approved by the BPU in January 2003, and allows us to recover all prudently incurred gas costs. BGSS charges to customers can be either monthly or periodic. Monthly BGSS charges are applicable to large use customers and are referred to as monthly because the rate changes on a monthly basis pursuant to a BPU-approved formula based on commodity market prices. Periodic BGSS charges are applicable to lower usage customers, which include all of our residential customers, and are evaluated at least annually by the BPU. However, to some extent, more frequent rate changes to the periodic BGSS are allowed. We collect gas costs from customers on a forecasted basis and defer periodic over/under recoveries to the following BGSS year, which runs from October 1 though September 30. If we are in a net cumulative undercollected position, gas costs deferrals are reflected on the balance sheet as a regulatory asset. If we are in a net cumulative overcollected position, amounts due back to customers are reflected on the balance sheet as a regulatory liability. We pay interest on net overcollected BGSS balances at the rate of return on rate base utilized by the BPU to set rates in our last base rate proceeding, which decreased from 9.62% to 7.97% effective July 8, 2004, pursuant to our base rate settlement.

Regulatory actions regarding the BGSS were as follows:

•
February 2004 - We filed notice with the BPU to reduce our gas cost recoveries by approximately $5.0 million, via a rate reduction, in addition to providing for a $21.8 million bill credit to customers.

•	March 2004 - Both the rate reduction and bill credit were approved and implemented.

•	June 2004 - We made our annual periodic BGSS filing with the BPU requesting a $4.9 million increase in gas cost recoveries.

•	October 2004 - The increase in gas cost recoveries requested in June 2004 was approved on a provisional basis.

•	February 2005 - We filed notice with the BPU to provide for an $11.4 million bill credit to customers.

•	March 2005 - The bill credit was approved and implemented.

•	June 2005 - We made our annual periodic BGSS filing with the BPU requesting a $17.1 million, or 6.3%, increase in gas cost recoveries in response to increasing wholesale gas costs.

•	August 2005 - The BPU approved our requested June 2005 increase, effective September 1, 2005, on an interim basis.

•
November 2005 - We filed a BGSS Motion for Emergent Rate Relief in conjunction with the other natural gas utilities in New Jersey. This filing was necessary due to substantial increases in wholesale natural gas prices across the country. We requested a $103.2 million increase.

SJG - 44

•	December 2005 - The BPU approved an $85.7 million increase to our rates, effective December 15, 2005.

•
March 2006 - The BPU approved a global settlement, effective April 1, 2006, which among other items, fully resolved our 2004-2005 BGSS filing and certain issues in our 2005-2006 BGSS filing. The net impact of our global settlement was a $4.4 million reduction to annual revenues; however, this reduction had no impact on net income as there was a corresponding reduction in expense. In addition, a pilot storage incentive program was approved. This program began during the second quarter of 2006 and will continue for three summer injection periods through 2008. It is designed to provide us with the opportunity to achieve BGSS price reductions and additional price stability. It will also provide us with an opportunity to share in storage-related gains and losses, with 20% being retained by us, and 80% being credited to customers. Total storage-related gains for 2006 were $1.6 million.

•
June 2006 - We made our annual periodic BGSS filing with the BPU requesting a $19.7 million, or 4.4%, decrease in gas cost recoveries in response to decreasing wholesale gas costs, an $11.5 million benefit derived from the release of a storage facility and the liquidation of some low-cost base gas during the second quarter.

•
September 2006 - The BPU approved a $38.7 million, or 8.6%, annual decrease in gas cost recoveries due to the continuing decrease in wholesale gas costs subsequent to our June 2006 filing, an agreement to utilize gas from a released storage facility for the upcoming winter, and a credit to gas costs for previously overcollected state taxes.

Temperature Adjustment Clause (TAC) - The TAC provided stability to our earnings by normalizing the impact of colder-than-normal and warmer-than-normal weather through September 30, 2006, when it was replaced by the Conservation Incentive Program. Each TAC year began October 1 and ended May 31 of the subsequent year. We recorded the earnings impact of TAC adjustments as incurred on a monthly basis during the TAC year. Subsequent to each TAC year, we made a filing with the BPU requesting the return or recovery of amounts recorded under the TAC. BPU-approved cash inflows or outflows generally did not begin until the next TAC year. TAC adjustments affected revenue, earnings and cash flows since colder-than-normal weather generated credits to customers, while warmer-than-normal weather resulted in additional charges to customers. As of December 31, 2006 and 2005, our balance sheets include a TAC receivable of $9.0 million and $1.0 million, respectively, under the caption Regulatory Assets.

Regulatory actions regarding the TAC were as follows:

•
November 2005 - We made our annual TAC filing, requesting a $1.0 million increase in annual revenues, to recover the cash related to the net TAC deficiency resulting from warmer-than-normal weather for the 2003-2004 winter, partially offset by colder-than-normal weather for the 2004-2005 winter.

•	March 2006 - The BPU approved a global settlement, effective April 1, 2006, fully resolving our 2003-2004 TAC filing.

•	October 2006 - The TAC was replaced by the Conservation Incentive Program (CIP).

SJG - 45

•	October 2006 - We made our annual TAC filing, requesting recovery of an $8.3 million net deficiency associated with weather being 12.5% warmer-than-normal for the TAC year ended May 31, 2006.

Conservation Incentive Program (CIP) - In December 2005, we made a filing to implement a Conservation and Usage Adjustment (CUA) Clause. The primary purpose of the CUA was to promote conservation efforts, without negatively impacting financial stability, and to base our profit margin on the number of customers rather than the amount of natural gas distributed to customers. In October 2006, the BPU approved the CUA as a three-year pilot program and renamed it the Conservation Incentive Program. Each CIP year begins October 1 and ends September 30 of the subsequent year. On a monthly basis during the CIP year, we record adjustments to earnings based on weather and customer usage factors, as incurred. Subsequent to each year, we will make filings with the BPU to review and approve amounts recorded under the CIP. BPU approved cash inflows or outflows generally will not begin until the next CIP year.

Societal Benefits Clause (SBC) - The SBC allows us to recover costs related to several BPU-mandated programs. Within the SBC are a Remediation Adjustment Clause (RAC), a New Jersey Clean Energy Program (NJCEP), a Universal Service Fund (USF) program and a Consumer Education Program (CEP).

Regulatory actions regarding the SBC, with the exception of USF which requires separate regulatory filings, were as follows:

•	September 2004 - We filed for a $2.6 million reduction to our annual SBC recovery level.

•	November 2005 - We made our annual SBC filing, requesting a $6.1 million reduction in annual recoveries.

•	March 2006 - As part of the global settlement discussed under BGSS above, our September 2004 SBC filing was fully resolved effective April 1, 2006.

•	October 2006 - We made our annual SBC filing, superseding our 2005 SBC filing, requesting a $0.4 million reduction in annual SBC recoveries.

Remediation Adjustment Clause (RAC) - The RAC recovers environmental remediation costs of 12 former gas manufacturing plants (See Note 12). The BPU allows us to recover such costs over 7-year amortization periods. The net between the amounts actually spent and amounts recovered from customers is recorded as a regulatory asset, Environmental Remediation Cost Expended - Net. Note that RAC activity affects revenue and cash flows but does not directly affect earnings because of the cost recovery over 7-year amortization periods. As of December 31, 2006, we reflected the unamortized remediation costs of $17.7 million on the balance sheet under Regulatory Assets (See Note 3). Since implementing the RAC in 1992, we have recovered $45.1 million through rates.

SJG - 46

New Jersey Clean Energy Program (NJCEP) - This mechanism recovers costs associated with our energy efficiency and renewable energy programs. In December 2004, the BPU approved the statewide funding of the NJCEP of $745.0 million for the years 2005 through 2008. Of this amount, we will be responsible for approximately $25.4 million over the 4-year period. Amounts not yet expended have been included in the Contractual Cash Obligations table included in Note 12. NJCEP adjustments affect revenue and cash flows but do not directly affect earnings as related costs are deferred and recovered through rates on an on-going basis.

Universal Service Fund (USF) - The USF is a statewide program through which funds for the USF and Lifeline Credit and Tenants Assistance Programs are collected from customers of all New Jersey electric and gas utilities. In June 2004, the BPU approved the statewide budget of $113.0 million for all the state’s electric and gas utilities and the increased rates were implemented effective July 1, 2004, resulting in a $3.9 million increase to our annual USF recoveries. USF adjustments affect revenue and cash flows but do not directly affect earnings as related costs are deferred and recovered through rates on an ongoing basis.

Separate regulatory actions regarding the USF were as follows:

•
April 2005 - We made our annual USF filing, along with the state’s other electric and gas utilities, proposing no rate change to the statewide program. This rate proposal was approved by the BPU in June 2005.

•
July 2006 - We made our annual USF filing, along with the state’s other electric and gas utilities, proposing to increase annual statewide gas revenues to $115.3 million, an increase of $68.5 million. This rate proposal was approved by the BPU in October 2006, on an interim basis, and will increase our annual USF revenues by $7.7 million. The revised rates are effective from November 1, 2006 through September 30, 2007.

Consumer Education Program (CEP) - The CEP recovers costs associated with providing education to the public concerning customer choice. CEP adjustments affect revenue and cash flows but do not directly affect earnings as related costs are deferred and recovered on an ongoing basis. Note that our CEP recovery rate was reduced to zero in April 2006.

Other Regulatory Matters -

Unbundling - Effective January 10, 2000, the BPU approved full unbundling of our system. This allows all natural gas consumers to select their natural gas commodity supplier. As of December 31, 2006, 19,824 of our residential customers were purchasing their gas commodity from someone other than us. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer. The resulting decrease in our revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect our net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that we still recover cost of service, including certain deferred costs, through base rates.

SJG - 47

Appliance Service Business - On July 23, 2004, the BPU approved our petition and related agreements to transfer our appliance service business. In anticipation of this transfer, SJI had formed South Jersey Energy Service Plus, LLC (SJESP), to perform appliance repair services after BPU approval of the transfer. SJESP purchased certain assets and assumed certain liabilities required to perform such repair services from us for the net book value of $1.2 million on September 1, 2004. The agreements also called for SJESP to pay us an additional $1.5 million for certain intangible assets. This $1.5 million was credited to customers through the RAC and had no earnings impact. The transfer has no effect on the provision of safety-related or emergency-related services to the public since the transferred services included only non-safety related, competitive appliance services.

Pipeline Integrity - In October 2005, we, along with the three other natural gas distribution companies in New Jersey, filed a petition with the BPU to implement a Pipeline Integrity Management Tracker (Tracker). The purpose of the Tracker is to recover costs to be incurred by us as a result of new federal regulations, which are aimed at enhancing public safety and reliability. The regulations require that utilities use a comprehensive analysis to assess, evaluate, repair and validate the integrity of certain transmission lines in the event of a leak or failure. The New Jersey utilities are requesting approval of the Tracker since the new regulations will result in ongoing incremental costs. A large portion of these incremental costs are dependent upon overall assessment results and, therefore, cannot be specifically predicted at this time. As of December 31, 2006, costs incurred under this program totaled $0.4 million and are included in Other Regulatory Assets (See Note 3).

Filings and petitions described above are still pending unless otherwise indicated.

3. REGULATORY ASSETS AND LIABILITIES:

The discussion under Note 2, Rates and Regulatory Actions, is integral to the following explanations of specific regulatory assets and liabilities.

Regulatory Assets at December 31 consisted of the following items (in thousands):

	2006	2005
Environmental Remediation Costs: Expended - Net	$17,743	$9,350
Liability for Future Expenditures	67,905	56,717
Income Taxes-Flowthrough Depreciation	4,685	5,663
Deferred Asset Retirement Obligation Costs	21,009	19,986
Deferred Fuel Costs - Net	19,698	21,237
Deferred Pension and Other Postretirement Benefit Costs	39,359	2,646
Temperature Adjustment Clause Receivable	8,996	1,003
Conservation Incentive Program Receivable	7,747	-
Societal Benefit Costs Receivable	6,912	2,691
Premium for Early Retirement of Debt	1,532	1,694
Other Regulatory Assets	1,376	1,499
	$196,962	$122,486

SJG - 48

Except where noted below, all regulatory assets are or will be recovered through utility rate charges, as detailed in the following discussion. We are currently permitted to recover interest on our Environmental Remediation Costs and Societal Benefit Costs while the other assets are being recovered without a return on investment.

Environmental Remediation Costs - We have two regulatory assets associated with environmental costs related to the cleanup of 12 sites where we or our predecessors previously operated gas manufacturing plants. The first asset, Environmental Remediation Cost: Expended - Net, represents what was actually spent to clean up the sites, less recoveries through the RAC and insurance carriers. These costs meet the deferral requirements of FASB Statement No. 71, as the BPU allows us to recover such expenditures through the RAC. The other asset, Environmental Remediation Cost: Liability for Future Expenditures, relates to estimated future expenditures required to complete the remediation of these sites as determined under the guidance of FASB Statement No. 5, "Accounting for Contingencies." We recorded this estimated amount as a regulatory asset under Statement No. 71, with the corresponding current and noncurrent liabilities on the balance sheets under the captions Current Liabilities and Regulatory and Other Noncurrent Liabilities. The BPU allows us to recover the deferred costs over 7-year periods after they are spent.

Income Taxes - Flowthrough Depreciation - This regulatory asset was created upon the adoption of FASB Statement No. 109, "Accounting for Income Taxes,” in 1993. The amount represents unamortized excess tax depreciation over book depreciation on utility plant because of temporary differences for which, prior to Statement No. 109, deferred taxes previously were not provided. We previously passed these tax benefits through to ratepayers and are recovering the amortization of the regulatory asset through rates until 2011.

Deferred Asset Retirement Obligation Costs - This regulatory asset was created with the adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirements Obligations” (FIN 47), in 2005. FIN 47 resulted in the recording of asset retirement obligations (ARO’s) and additional utility plant, primarily related to a legal obligation we have for certain safety requirements upon the retirement of our gas distribution and transmission system. We recover asset retirement costs through rates charged to customers. All related accumulated accretion and depreciation amounts for these ARO’s represent timing differences in the recognition of retirement costs that we are currently recovering in rates and, as such, we are deferring such differences as regulatory assets under FASB Statement No. 71.

Deferred Fuel Costs - Net - Over/under collections of gas costs are monitored through our BGSS mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge our natural gas purchases are also included in the BGSS, subject to BPU approval. See detailed discussion under Derivative Instruments in Note 1.

Deferred Pension and Other Postretirement Benefit Costs - The BPU authorized us to recover costs related to postretirement benefits under the accrual method of accounting consistent with FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." We deferred amounts accrued prior to that authorization and are amortizing them as allowed by the BPU over 15 years through 2012. The unamortized balance was $2.3 million at December 31, 2006. Upon the adoption of FASB Statement No. 158 in 2006, our regulatory asset was increased by $37.1 million representing the recognition of the underfunded positions of our pension and other postretirement benefit plans (See Note 11).

SJG - 49

Temperature Adjustment Clause Receivable - As discussed in Note 2, the net income impact of the TAC was recorded as an adjustment to earnings as incurred. The recovery (or credit) generally did not begin until the next TAC year. As a result, there was a timing difference that resulted in a regulatory asset or liability. We were in a net underrecovered position as of both December 31, 2006 and 2005. The TAC receivable increased substantially as a result of the unseasonably warm 2005-2006 winter season.

Conservation Incentive Program Receivable - Similar to the TAC, the impact of the CIP is recorded as an adjustment to earnings as incurred. Cash recovery under the CIP will not begin until after the first CIP year ends on October 31, 2007.

Societal Benefit Costs Receivable - At both December 31, 2006 and 2005, this regulatory asset primarily represents cumulative costs less recoveries under the USF program. The receivable increased substantially from 2005, as a result of slowed recoveries as sales dropped due to unseasonably warm weather experienced during 2006.

Premium for Early Retirement of Debt - This regulatory asset represents unamortized debt issuance costs related to long-term debt refinancings in 2005 and 2004, and a $184,500 call premium associated with the retirement of our 8.6% unsecured debenture notes in February 2005. Unamortized debt issuance costs are being amortized over the term of the new debt issue pursuant to regulatory approval by the BPU. The call premium is expected to be approved for recovery through future rate proceedings.

Other Regulatory Assets - Some of the assets included in Other Regulatory Assets are currently being recovered from ratepayers as approved by the BPU. Management believes the remaining deferred costs are probable of recovery from ratepayers through future utility rates.

Regulatory Liabilities at December 31 consisted of the following items (in thousands):

	2006	2005
Excess Plant Removal Costs	$48,377	$48,071
Overcollected State Taxes	-	4,025
Other	2,420	1,906

Total Regulatory Liabilities	$50,797	$54,002

Excess Plant Removal Costs represent amounts accrued in excess of actual utility plant removal costs incurred to date, which we have an obligation to either expend or return to ratepayers in future periods. Overcollected State Taxes were credited to the BGSS clause and returned to customers as a condition of the CIP settlement. All other regulatory liabilities are subject to being returned to ratepayers in future rate proceedings.

SJG - 50

4. RELATED PARTY TRANSACTIONS:

We conducted business with our parent, SJI, and several other related parties. A description of each of these affiliates and related transactions is as follows:

SJI Services, LLC (SJIS) - a wholly owned subsidiary of SJI established on January 1, 2006, that provides services, such as information technology, human resources, government relations, corporate communications, materials purchasing, fleet management and insurance to SJI and all of its subsidiaries.

South Jersey Energy Solutions, LLC (SJES) - a wholly owned subsidiary of SJI that serves as a holding company for all of SJI’s nonutility operating businesses:

•
South Jersey Energy Company (SJE) - a wholly owned subsidiary of SJI and a third party energy marketer that acquires and markets natural gas and electricity to retail end users and provides total energy management services to commercial and industrial customers. We previously sold natural gas for resale to SJE and also provide them with billing services. For SJE’s residential customers, for which we perform billing services, we purchase the related accounts receivable at book value less a factor for potential uncollectible accounts, and assume all risk associated with collection.

•
South Jersey Resources Group, LLC (SJRG) - a wholly owned subsidiary of SJI and a wholesale gas and risk management business that supplies natural gas storage, commodity and transportation to retail marketers, utility businesses and electricity generators in the mid-Atlantic and southern regions. We sell natural gas for resale and capacity release to SJRG and also meet some of our gas purchasing requirements by purchasing natural gas from SJRG. Additionally, SJRG manages our market risk associated with price fluctuations in the cost of natural gas, by entering into financial derivative contracts on our behalf. The gain or loss associated with these derivative contracts is included in our BGSS and in the SJRG receivable and payable amounts shown below. In addition to our normal gas purchases and sales with SJRG, during the second quarter of 2006, we sold 1,710,903 decatherms (dth) of gas to SJRG for $13.1 million. The proceeds from the sale were credited to the BGSS clause and did not impact earnings.

•
Marina Energy LLC (Marina) - a wholly owned subsidiary of SJI and developer, owner and operator of energy related projects. We provide natural gas transportation services to Marina under BPU-approved tariffs.

•
South Jersey Energy Service Plus, LLC (SJESP) - a wholly owned subsidiary of SJI and an appliance service and installation of heating and cooling systems company. We lease vehicles and provide billing services to SJESP.

Millennium Account Services, LLC (Millennium) - a partnership between SJI and Conectiv Solutions, LLC, which reads our utility customers’ meters on a monthly basis for a fee.

SJG - 51

Sales of gas to SJRG and SJE comply with Section 284.02 of the Regulations of the Federal Energy Regulatory Commission (FERC).

In addition to the above, we provide various administrative and professional services to SJI, SJIS, SJES, SJE, SJRG, SJESP and Marina. Likewise, SJI provides substantial administrative services on our behalf. Beginning in January 2006, SJIS began to provide a majority of the aforementioned administrative services to SJI and its subsidiaries; therefore, administrative support from us to affiliates decreased from 2005 to 2006. For certain types of transactions, we served as central processing agents for the related parties discussed above. Amounts due to and due from these related parties for pass-through items are not considered material to the financial statements as a whole.

A summary of these related party transactions, excluding pass-through items, included in Operating Revenues were as follows (in thousands):

	2006	2005	2004

Operating Revenues:
SJIS	$450	$-	$-
SJI	901	1,234	820
SJES	113	-	-
SJE	177	635	8,427
SJRG	67,262	10,680	6,137
Marina	249	266	222
SJESP	412	893	282
Total Operating Revenues	$69,564	$13,708	$15,888

Related party transactions, excluding pass-through items, included in Operating Expenses were as follows (in thousands):

	2006	2005	2004
Costs of Sales (Excluding depreciation):
SJRG	$53,196	$13,140	$22,120
Total Cost of Sales	$53,196	$13,140	$22,120

Operations
SJI	7,434	5,811	4,222
SJIS	5,373	-	-
Millennium	2,743	2,626	2,600
Total Cost of Sales	$15,550	$8,437	$6,822

SJG - 52

5. PREFERRED STOCK:

 On May 2, 2005, we redeemed all of our Redeemable Cumulative Preferred 8% Series of preferred stock at its par value of $1.7 million.

6. INCOME TAXES AND CREDITS:

Total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory Federal Income Tax rate to pre-tax income for the following reasons (in thousands):

	2006	2005	2004
Tax at Statutory Rate	$21,206	$20,906	$19,051
Increase (Decrease) Resulting from:
State Income Taxes	4,107	4,035	3,738
Amortization of Investment Tax Credits	(325)	(334)	(342)
ESOP Dividend	(674)	-	-
Amortization of Flowthrough Depreciation	664	664	664
Other - Net	(167)	(86)	(142)
Net Income Taxes	$24,811	$25,185	$22,969

The provision for Income Taxes is comprised of the following (in thousands):
	2006	2005	2004
Current:
Federal	$16,556	$(1,819)	$4,078
State	3,829	1,342	4,632
Total Current	20,385	(477)	8,710
Deferred:
Federal:
Excess of Tax Depreciation Over
Book Depreciation - Net	7,979	4,832	14,323
Deferred Fuel Costs - Net	(12,646)	17,567	(3,229)
Environmental Costs - Net	1,808	970	752
Prepaid Pension	202	346	2,289
Deferred Regulatory Costs	3,525	(1,156)	(804)
Other - Net	1,394	(1,429)	151
State	2,489	4,866	1,119
Total Deferred	4,751	25,996	14,601
Investment Tax Credits	(325)	(334)	(342)
Net Income Taxes	$24,811	$25,185	$22,969

Investment Tax Credits were deferred and continue to be amortized at the annual rate of 3%, which approximates the life of related assets.

SJG - 53

The net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in the following net deferred tax liabilities at December 31(in thousands):

	2006	2005
Current:
Deferred Fuel Costs - Net	$4,121	$4,098
Uncollectibles	(956)	(1,194)
NJ Alternate Minimum Assessment/Net Operating Loss	-	(1,624)
Section 461 Prepayments	967	1,311
Other	(83)	(296)
Current Deferred Tax Liability - Net	$4,049	$2,295
Noncurrent:

Book Versus Tax Basis of Property	$147,296	$132,236
Deferred Fuel Costs - Net	6,733	22,891
Prepaid Pension	-	11,959
Environmental	6,546	4,018
Deferred Regulatory Costs	3,370	1,644
Deferred State Tax	(4,238)	(4,761)
Minimum Pension Liability	-	(2,602)
Investment Tax Credit Basis Gross-Up	(1,272)	(1,440)
Deferred Pension & Other Post Retirement Benefits	15,239	-
Pension & Other Post Retirement Benefits	(11,672)	-
Deferred Revenues	2,376	-
Other	419	(1,403)
Noncurrent Deferred Tax Liability - Net	$164,797	$162,542

SJG is included in the consolidated federal income tax return filed by SJI. The actual taxes, including credits, are allocated by SJI to its subsidiaries, generally on a separate return basis. As of December 31, 2006 and 2005, income taxes due from SJI were approximately $0.7 million and $6.6 million, respectively, and are included in the balance sheets under the caption, Prepaid Taxes.

SJG - 54

7. LONG-TERM DEBT: (A)

A schedule of our long-term debt as of December 31, including current maturities, is as follows (in thousands):

		2006	2005
First Mortgage Bonds: (B)
8.19%	Series due 2007	$2,270	$4,543
6.12%	Series due 2010	10,000	10,000
6.74%	Series due 2011	10,000	10,000
6.57%	Series due 2011	15,000	15,000
4.46%	Series due 2013	10,500	10,500
5.027%	Series due 2013	14,500	14,500
4.52%	Series due 2014	11,000	11,000
5.115%	Series due 2014	10,000	10,000
5.387%	Series due 2015	10,000	10,000
6.50%	Series due 2016	9,893	9,965
4.60%	Series due 2016	17,000	17,000
5.437%	Series due 2016	10,000	10,000
4.657%	Series due 2017	15,000	15,000
7.97%	Series due 2018	10,000	10,000
7.125%	Series due 2018	20,000	20,000
5.587%	Series due 2019	10,000	10,000
7.7%	Series due 2027	35,000	35,000
5.55%	Series due 2033	32,000	32,000
6.213%	Series due 2034	10,000	10,000
5.45%	Series due 2035	10,000	10,000
Series A 2006 Tax-Exempt First Mortgage Bonds
Variable Rate, due 2036 (C)		25,000	-

Total Long-Term Debt Outstanding		297,163	274,508
Less Current Maturities		(2,270)	(2,273)
Long-Term Debt		$294,893	$272,235

SJG - 55

(A)
Long-term debt maturities and sinking funds requirements for the succeeding five years are as follows (in thousands): 2007, $2,270; 2008, $-0-; 2009, $-0-; 2010, $10,000; 2011, $25,000.  Our long-term debt agreements contain no financial covenants.

(B)	Our First Mortgage dated October 1, 1947, as supplemented, securing the First Mortgage Bonds constitutes a direct first mortgage lien on substantially all utility plant.
(C)
In April 2006, we issued $25.0 million of secured tax-exempt, auction-rate debt through the New Jersey Economic Development Authority (NJEDA) to finance infrastructure costs that qualify for tax-exempt financing. As of December 31, 2006, $115.0 million remains available under the MTN program.  The auction rate, which resets weekly, was set at 3.80% as of December 31, 2006. As of December 31, 2006, $8.6 million, including interest thereon, remains in escrow pending the incurrence of capital costs that qualify for tax-exempt financing. We entered into interest rate swap agreements that effectively fixed the interest rate on this debt at 3.43%, from December 1, 2006 through January 2036.

We estimated the fair values of our long-term debt, including current maturities, as of December 31, 2006 and 2005, to be $318.4 and $287.4 million, respectively. Carrying amounts as of December 31, 2006 and 2005 are $297.2 and $274.5 million, respectively. We base the estimates on interest rates available to us at the end of each year for debt with similar terms and maturities. We retire debt when it is cost effective as permitted by the debt agreements.

8. FINANCIAL INSTRUMENTS:

Restricted Investments - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of December 31, 2006, the escrowed proceeds, including interest earned, totaled $8.6 million.

Other Financial Instruments - The carrying amounts of our other financial instruments approximate their fair values at December 31, 2006 and 2005.

9. UNUSED LINES OF CREDIT:

Bank credit available to us totaled $176.0 million at December 31, 2006, of which $103.5 million was used. Those bank facilities consist of a $100.0 million credit facility and $76.0 million of uncommitted bank lines. The revolving credit facility expires in August 2011 and contains one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. We were in compliance with this covenant as of December 31, 2006. Borrowings under these credit facilities are at market rates. Our average borrowing cost, which changes daily, was 5.71%, 4.91% and 3.00% at December 31, 2006, 2005 and 2004, respectively.

10.  RETAINED EARNINGS:

We are restricted as to the amount of cash dividends or other distributions that may be paid on our common stock by an order issued by the BPU in July 2004, that granted us an increase in base rates. Per the order, we are required to maintain total common equity of no less than $289.2 million. Our total common equity balance was $360.4 million at December 31, 2006.

SJG - 56

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that we may pay on our common stock. As of December 31, 2006, these loan restrictions did not affect the amount that may be distributed from our retained earnings.

We received no equity infusions from SJI in 2006, but we received equity infusions of $30.0 million and $15.0 million from SJI during 2005 and 2004, respectively. Contributions of capital are credited to Other Paid-In Capital and Premium on Common Stock. Future equity contributions will occur on an as needed basis.

11.  PENSION AND OTHER POSTRETIREMENT BENEFITS:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. The new statement requires a calendar year-end company with publicly traded equity securities that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plans in its 2006 year-end balance sheet and recognize changes in the funded status in the year in which the changes occur. Changes in funded status are generally reported in Other Comprehensive Loss; however, since we recover all prudently incurred pension and postretirement benefit costs from our ratepayers, a significant portion of the charges resulting from the recording of additional liabilities under this statement are reported as regulatory assets (See Note 3).

The incremental effect of applying FASB Statement No. 158 on individual line items in the balance sheet at December 31, 2006 are as follows (in thousands):

	Before		After
	Application of		Application of
	Statement 158	Adjustments	Statement 158
Regulatory Assets	$159,871	$37,091	$196,962
Prepaid Pension	23,069	(23,069)	-
Total Assets	$182,940	$14,022	$196,962

Pension and Other Postretirement Benefits	$15,332	$14,022	$29,354
Total Liabilities	$15,332	$14,022	$29,354

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

SJG - 57

Net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

		Pension Benefits		Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Service Cost	$2,322	$2,704	$2,545	$656	$732	$1,160
Interest Cost	5,988	5,970	5,246	2,279	1,963	2,173
Expected Return on Plan Assets	(7,518)	(7,494)	(5,793)	(1,617)	(1,482)	(1,302)
Amortizations:
Transition Obligation	-	-	-	-	-	592
Prior Service Cost (Credits)	389	522	490	(264)	(361)	(154)
Actuarial Loss	2,032	2,349	1,576	789	570	284
Net Periodic Benefit Cost	3,213	4,051	4,064	1,843	1,422	2,753
ERIP Cost	-	459	711	-	1,187	134
Capitalized Benefit Costs	(1,574)	(1,823)	(1,474)	(903)	(640)	(991)
Total Net Periodic Benefit Expense	$1,639	$2,687	$3,301	$940	$1,969	$1,896

Capitalized benefit costs reflected in the table above relate to our construction program. The ERIP costs relate to an early retirement plan offered during both 2005 and 2004. Additional monetary incentives not reflected in the table above totaled $0.2 million in 2005 and $0.4 million in 2004, and were funded outside of the retirement plans.

The estimated costs that will be amortized from Regulatory Assets into net periodic benefit costs in 2007 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Costs (Credits)	$240	$(264)
Net Actuarial Loss	$1,066	$648

The estimated costs that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit costs in 2007 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Net Actuarial Loss	$627	$-

SJG - 58

A reconciliation of the plans’ benefit obligations, fair value of plan assets, funded status and amounts recognized in our balance sheets follows (in thousands):
			Other
	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$111,767	$105,668	$39,062	$34,966
Transferred to Affiliate	(5,356)	-	(1,639)	-
Service Cost	2,322	2,704	656	732
Interest Cost	5,988	5,971	2,279	1,963
Plan Amendments	-	-	1,408	-
Actuarial Loss	711	2,297	2,014	3,538
Retiree Contributions	-	-	305	300
Benefits Paid	(5,697)	(4,873)	(2,813)	(2,437)
Benefit Obligation at End of Year	$109,735	$111,767	$41,272	$39,062

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$94,311	$87,887	$23,373	$20,711
Transferred to Affiliate	(5,137)	-	(882)	-
Actual Return on Plan Assets	10,360	6,219	2,822	1,196
Employer Contributions	766	5,078	3,469	3,603
Retiree Contributions	-	-	305	300
Benefits Paid	(5,697)	(4,873)	(2,813)	(2,437)
Fair Value of Plan Assets at End of Year	$94,603	$94,311	$26,274	$23,373

Funded Status at End of Year:	$(15,132)	$(17,456)	$(14,998)	$(15,688)
Unrecognized Prior Service Cost	-	2,401	-	(2,898)
Unrecognized Net Loss and Other	-	35,815	-	13,435
(Accrued) Prepaid Net Benefit Cost at End of Year	$(15,132)	$20,760	$(14,998)	$(5,151)

Amounts Recognized in the Statement
of Financial Position Consist of:
Noncurrent Asset	$-	$26,202	$-	$-
Current Liabilities	(776)	-	-	-
Noncurrent Liabilities	(14,356)	(11,482)	(14,998)	(5,151)
Intangible Asset	-	127	-	-
Accumulated Other Comprehensive Loss	-	5,913	-	-
Net Amount Recognized at End of Year	$(15,132)	$20,760	$(14,998)	$(5,151)

Amounts Recognized in Regulatory Assets
Consist of:
Prior Service Costs (Credit)	$1,859		$(1,231)
Net Actuarial Loss	23,376		13,087
	$25,235		$11,856

Amounts Recognized in Accumulated Other
Comprehensive Loss Consist of:
Net Actuarial Loss	$6,661		$-

SJG - 59

The accumulated benefit obligation (ABO) of our qualified employee pension plans at December 31, 2006 and 2005, was $87.0 million and $87.3 million, respectively. The projected benefit obligation and ABO for our non-funded SERP, which had accumulated benefits in excess of plan assets, were $13.0 million and $12.8 million, respectively, as of December 31, 2006, and $11.6 million and $11.5 million, respectively, as of December 31, 2005. The SERP is reflected in the tables above and has no assets.

At December 31, 2006 and 2005, we had recorded an additional minimum pension obligations of $6.7 million and $6.0 million, respectively, related to the SERP, with corresponding amounts recorded to Accumulated Other Comprehensive Loss.

The net changes included in Accumulated Other Comprehensive Loss due to the increase in the minimum pension obligation related to the SERP were $(0.4) million, $0.4 million and $(1.1) million for the years ended December 31, 2006, 2005 and 2004, respectively.

The weighted-average assumptions used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005

Discount Rate	6.04%	5.84%	6.04%	5.84%
Rate of Compensation Increase	3.60%	3.60%	-	-

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004

Discount Rate	5.84%	5.75%	6.25%	5.84%	5.75%	6.25%
Expected Long-Term Return on Plan Assets	8.75%	8.75%	8.75%	7.25%	7.25%	7.25%
Rate of Compensation Increase	3.60%	3.60%	3.60%	-	-	-

The discount rates used to determine the benefit obligations at December 31, 2006 and 2005, which are used to determine the net periodic benefit cost for the subsequent year, were based on a portfolio model of high-quality instruments with maturities that match the expected benefit payments under our pension and other postretirement benefit plans. Prior to those years, SJI used the Moody’s Aa industrial bond index yield at each respective year end. We believe that the new method better reflects the rate at which the benefit obligations could be effectively settled.

The expected long-term return on plan assets was based on return projections prepared by our investment manager using SJI’s current investment mix as described under Plan Assets below.

We have also elected to make a change in our mortality table from the 1983 GAM to the RP-2000 tables. All obligations as of December 31, 2006, disclosed herein, reflect this change.

SJG - 60

The assumed health care cost trend rates at December 31 were:

	2005	2005

Post-65 Medical Care Cost Trend Rate Assumed for Next Year	6.67%	7.5%
Pre-65 Medical Care Cost Trend Rate Assumed for Next Year	9.0%	11.0%
Dental Care Cost Trend Rate Assumed for Next Year	6.67%	7.5%
Rate to which Cost Trend Rates are Assumed to Decline
(the Ultimate Trend Rate)	5.0%	5.0%
Year that the Rate Reaches the Ultimate Trend Rate	2013	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on the Total of Service and Interest Cost	$131	$(115)
Effect on Postretirement Benefit Obligation	2,157	(1,900)

Plan Assets - SJG’s weighted-average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

			Other
	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Asset Category:
U.S. Equity Securities	51%	50%	48%	48%
International Equity Securities	16	15	17	16
Fixed Income	33	35	35	36

Total	100%	100%	100%	100%

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

SJG - 61

The policy recognizes that risk and volatility are present to some degree with all types of investments. We seek to avoid high levels of risk at the total fund level through diversification by asset class, style of manager, and sector and industry limits. Specifically prohibited investments include, but are not limited to, venture capital, margin trading, commodities and securities of companies with less than $250.0 million capitalization (except in the small-cap portion of the fund where capitalization levels as low as $50.0 million are permissible). These restrictions are only applicable to individual investment managers with separately managed portfolios and do not apply to mutual funds or commingled trusts.

Future Benefit Payments - The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

		Other
	Pension Benefits	Postretirement Benefits

2007	$6,064	$2,884
2008	6,067	3,002
2009	6,064	3,089
2010	6,144	3,240
2011	6,257	3,322
2012 - 2016	35,565	15,861

Contributions - We do not expect to make any contributions to our employee pension plan in 2007; however, changes in future investment performance and discount rates may ultimately result in a contribution. Payments related to the unfunded SERP plan are expected to approximate $0.8 million in 2007. We also have a regulatory obligation to contribute approximately $3.6 million annually to our other postretirement benefit plans’ trusts, less costs incurred directly by us.

Defined Contribution Plan - We also offer an Employees’ Retirement Savings Plan (Savings Plan) to eligible employees. We match 50% of participants’ contributions up to 6% of base compensation. For newly hired employees who are not eligible for participation in SJI’s defined benefit plan, we match 50% of participants’ contributions up to 8% of base compensation. Employees not eligible for the pension plans also receive a year-end contribution of $500 if fewer than 10 years of service, or $1,000 if 10 or more years of service. The amount expensed and contributed for the matching provision of the Savings Plan approximated $0.7 million in 2006 and $0.8 million in each of the years 2005 and 2004.

SJG - 62

12.  COMMITMENTS AND CONTINGENCIES:

The following table summarizes our contractual cash obligations and their applicable payment due dates as of December 31, 2006 (in thousands):

		Up to	Years	Years	More than
Contractual Cash Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Principal Payments on Long-Term Debt	$297,163	$2,270	$-	$35,000	$259,893
Interest on Long-Term Debt	235,518	17,095	34,003	33,391	151,029
Operating Leases	207	127	65	15	-
Construction Obligations	98	98	-	-	-
Commodity Supply Purchase Obligations	196,241	45,148	72,842	19,511	58,740
New Jersey Clean Energy Program (Note 2)	15,000	7,000	8,000	-	-
Other Purchase Obligations	393	393	-	-	-

Total Contractual
Cash Obligations	$744,620	$72,131	$114,910	$87,917	$469,662

Interest on Long-Term Debt includes the impact of the related interest rate swap agreements on variable rate debt. Expected environmental remediation costs and asset retirement obligations are not included in the table above as the total obligation cannot be calculated due to the subjective nature of such costs and timing of anticipated payments. Additionally, future pension contributions are not included in the table as contributions vary from year-to-year based on investment performance and discount rates. Our regulatory obligation to contribute to our postretirement benefit plans’ trusts, as discussed in Note 11, is not included as the duration is indefinite.

Gas Supply Contracts - In the normal course of conducting business, we have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest that any of these contracts expires is October 2007. The transportation and storage service agreements between us and our interstate pipeline suppliers were made under FERC approved tariffs. Our cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $4.7 million per month and is recovered on a current basis through the BGSS.

Pending Litigation - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges. Management does not currently anticipate the disposition of any known claims to have a material adverse effect on our financial position, results of operations or liquidity.

Collective Bargaining Agreements - Unionized personnel represent 69% of our workforce at December 31, 2006 and operate under agreements that run through at least January 2008.

Environmental Remediation Costs - We incurred and recorded costs for environmental cleanup of 12 sites where we or our predecessors operated gas manufacturing plants. We stopped manufacturing gas in the 1950s.

SJG - 63

We successfully entered into settlements with all of our historic comprehensive general liability carriers regarding the environmental remediation expenditures at our sites. Also, we have purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that we will be required to make at 11 of our sites. This policy will be in force until 2024 at 10 sites and until 2029 at one site. The future cost estimates discussed hereafter are not reduced by projected insurance recoveries from the Cleanup Cost Cap Insurance Policy. The policy is limited to an aggregate payment amount of $50.0 million, of which we have recovered $9.0 million through December 31, 2006.

Since the early 1980s, we accrued environmental remediation costs of $175.2 million, of which $107.3 million has been spent as of December 31, 2006. The following table details the amounts expended and accrued for environmental remediation at December 31 (in thousands):

	2006	2005

Beginning of Year	$56,717	$51,046
Accruals	20,663	11,710
Expenditures Net of Rate Recoveries	(10,840)	(6,655)
Insurance Recoveries	(1,493)	(358)
Amortization of Cash Outflows	2,747	974

End of Year	$67,794	$56,717

The balances are segregated between current and noncurrent on the balance sheets under the captions Current Liabilities and Regulatory and Other Noncurrent Liabilities.

Management, with the assistance of consulting firms, estimates that undiscounted future costs to clean up our sites will range from $67.8 million to $239.9 million. We recorded the lower end of this range, $67.8 million, as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Four of our sites comprise a significant portion of these estimates, ranging from a low of $40.8 million to a high of $141.0 million. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of remedy selection, regulatory approval of selected remedy and remedial investigative findings.

The remediation efforts at our four most significant sites include the following:

Site 1 - A remedial action work plan is being prepared and will be submitted to the New Jersey Department of Environmental Protection (NJDEP) for approval. Remaining steps to remediate include regulatory approval and remedy implementation for impacted soil, groundwater, and river sediments as well as acceptance of the selected remedy by affected property owners.

SJG - 64

Site 2 - Various remedial investigation and action activities, such as completed and approved interim remedial measures and conceptual remedy selection, are ongoing at this site. Remaining steps to remediate include remedy selection, regulatory approval, and implementation for the remaining impacted soil, groundwater, and stream sediments as well as acceptance of the selected remedy by affected property owners.

Site 3 - Remedial investigative activities are ongoing at this site. Remaining steps to remediate include completing the remedial investigation of impacted soil and groundwater in preparation for selecting the appropriate action and implementation and gaining regulatory and property owner approval of the selected remedy.

Site 4 - Remedial action activities are planned at this site. Remaining steps to remediate include implementation of the NJDEP approved Remedial Action Work Plan of impacted soil and groundwater.

The estimate for Site 4 increased by $16.0 million to reflect the actual environmental remediation bids received to perform the remediation alternative we selected and the NJDEP approved. At one other site not specifically discussed above, the estimate was increased by $6.0 million to reflect the impact of the bids received at Site 4 since the same remediation alternative is currently proposed for this site.

13. QUARTERLY RESULTS OF OPERATIONS - UNAUDITED:

The summarized quarterly results of our operations are as follows (in thousands):

	2006 Quarter Ended				2005 Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Operating Revenues	$277,081	$105,006	$87,715	$172,869	$214,537	$86,083	$89,702	$196,890

Expenses:
Cost of Sales	208,621	76,040	65,014	122,611	144,345	55,111	67,076	148,420
Operation and Maintenance
Including Fixed Charges	26,146	22,914	24,194	27,882	26,580	23,080	22,162	28,923
Income Taxes (Benefit)	15,530	1,938	(1,062)	8,405	16,125	2,577	(334)	6,817
Energy and Other Taxes	4,286	1,673	1,336	2,844	4,893	1,952	1,580	3,456

Total Expenses	254,583	102,565	89,482	161,742	191,943	82,720	90,484	187,616

Other Income and Expense	(20)	158	232	1,110	(30)	(9)	11	126

Net Income (Loss) Applicable
to Common Stock	$22,478	$2,599	$(1,535)	$12,237	$22,564	$3,354	$(771)	$9,400

NOTE: Because of the seasonal nature of our business, statements for the 3-month periods are not indicative of the results for a full year.

SJG - 65

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Management has established controls and procedures to ensure that material information relating to SJG is made known to the officers who certify its financial reports and to other members of senior management and the Board of Directors.

Based upon their evaluation as of December 31, 2006, the principal executive officer and the principal financial officer of SJG have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) employed at SJG are effective.

No changes in SJG’s internal control over financial reporting occurred during SJG’s fourth fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Omitted in accordance with General Instruction I 1(a) and (b) of Form 10-K.

Item 11. Executive Compensation

Omitted in accordance with General Instruction I 1(a) and (b) of Form 10-K.

SJG - 66

Item 12. Security Ownership of Certain Beneficial Owners and Management

Omitted in accordance with General Instruction I 1(a) and (b) of Form 10-K.

Item 13. Certain Relationships and Related Transactions

Omitted in accordance with General Instruction I 1(a) and (b) of Form 10-K.

Item 14. Principal Accounting Fees and Services

Fees Paid to Auditors

Deloitte & Touche LLP served as the auditors of SJG and its parent, SJI, during 2006. In accordance with its charter, the Audit Committee pre-approved all services provided by Deloitte & Touche LLP. Audit services performed consisted of the audits of the financial statements and the preparation of various reports based on those audits and services related to filings with the United States Securities and Exchange Commission and New York Stock Exchange.

Audit Fees
The aggregate fees billed for the audit of SJG’s financial statements by Deloitte & Touche LLP totaled $155,200 and $149,400 in fiscal years 2006 and 2005, respectively. In May 2006, we were billed an additional $34,672 related to the 2005 audit.  During 2006, Deloitte & Touche LLP also billed us $26,800 for services related to our variable rate bond issuance in April.

Audit-Related Fees
 None.

Tax Fees
None.

All Other Fees
     None.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)  Listed below are all financial statements and schedules filed as part of this report:

1 - The financial statements and notes to financial statements together with the report thereon of Deloitte & Touche LLP, dated March 6, 2007. See Item 8.

      2 - Supplementary Financial Information

        Report of the Independent Registered Public Accounting Firm on financial statement schedule. See Item 8.

Schedule II - Valuation and Qualifying Accounts. See page 74.

All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

SJG - 67

(b) List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).

Exhibit Number	Description	Reference
(3)(a)	Certificate of Incorporation of South Jersey Gas Company.	Incorporated by reference from Exhibit (3)(a) of Form 10-K filed March 7, 1997.
(3)(b)	Bylaws of South Jersey Gas Company, as amended and restated through May 25, 2007 (filed herewith).
(4)(a)	Form of Stock Certificate for Common Stock.	Incorporated by reference from Exhibit (4)(a) of Form 10 filed March 7, 1997.
(4)(b)(i)	First Mortgage Indenture dated October 1, 1947.	Incorporated by reference from Exhibit (4)(b)(i) of Form 10-K of SJI for 1987 (1-6364).
(4)(b)(ii)	Nineteenth Supplemental Indenture dated as of April 1, 1992.	Incorporated by reference from Exhibit (4)(b)(xvii) of Form 10-K of SJI for 1992 (1-6364).
(4)(b)(iii)	Twenty-First Supplemental Indenture dated as of March 1, 1997.	Incorporated by reference from Exhibit (4)(b)(xviv) of Form 10-K of SJI for 1997 (1-6364).
(4)(b)(iv)	Twenty-Second Supplemental Indenture dated as of October 1, 1998.	Incorporated by reference from Exhibit (4)(b)(ix) of Form S-3 (333-62019).
(4)(b)(v)	Twenty-Third Supplemental Indenture dated as of September 1, 2002.	Incorporated by reference from Exhibit (4)(b)(x) of Form S-3 (333-98411)
(4)(b)(vi)	Twenty-Fourth Supplemental Indenture dated as of September 1, 2005.	Incorporated by reference from Exhibit (4)(b)(vi) of Form S-3 (333-126822).
(4)(b)(vii)	Amendment to Twenty-Fourth Supplemental Indenture dated as of March 31, 2006.	Incorporated by reference from Exhibit 4 of Form 8-K of SJG as filed April 26, 2006.
(4)(b)(viii)	Loan Agreement by and between New Jersey Economic Development Authority as SJG dated April 1, 2006.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG as filed April 26, 2006.
(4)(c)(i)	Medium Term Note Indenture of Trust dated October 1, 1998.	Incorporated by reference from Exhibit (4)(e) of Form S-3 (333-62019).
(4)(c)(ii)	First Supplement to Indenture of Trust dated as of June 29, 2000.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated July, 12, 2001.
(4)(c)(iii)	Second Supplement to Indenture of Trust dated as of July 5, 2000.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated July, 12, 2001.
(4)(c)(iv)	Third Supplement to Indenture of Trust dated as of July 9, 2001.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated July, 12, 2001.

SJG - 68

Exhibit Number	Description	Reference
(10)(a)(i)	Gas storage agreement (GSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(d) of Form 10-K of SJI for 1993 (1-6364).
(10)(a)(ii)	Gas storage agreement (LG-A) between South Jersey Gas Company and Transco dated June 3, 1974.	Incorporated by reference from Exhibit (5)(f) of Form S-& (2-56233).
(10)(a)(iii)	Gas storage agreement (WSS) between South Jersey Gas Company and Transco dated August 1, 1991.	Incorporated by reference from Exhibit (10)(h) of Form 10-K for 1991 (1-6364).
(10)(a)(iv)	Gas storage agreement (LSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(i) of Form 10-K for 1993 (1-6364).
(10)(a)(v)	Gas storage agreement (SS-1) between South Jersey Gas Company and Transco dated May 10, 1987 (effective April 1, 1988).	Incorporated by reference from Exhibit (10)(i)(a) of Form 10-K for 1988 (1-6364).
(10)(b)(i)	Gas storage agreement (SS-2) between South Jersey Gas Company and Transco dated July 25, 1990.	Incorporated by reference from Exhibit (10)(i)(i) of Form 10-K for 1991 (1-6364).
(10)(b)(ii)	Gas transportation service agreement (LG-A) between South Jersey Gas Company and Transco dated December 20, 1991.	Incorporated by reference from Exhibit (10)(i)(j) of Form 10-K for 1993 (1-6364).
(10)(b)(iii)	Amendment to gas transportation agreement dated December 20, 1991 between South Jersey Gas Company and Transco dated October 5, 1993.	Incorporated by reference from Exhibit (10)(i)(k) of Form 10-K for 1993 (1-6364).
(10)(b)(iv)	CNJEP Service agreement between South Jersey Gas Company and Transco dated June 27, 2005.	Incorporated by reference from Exhibit (10)(i)(l) of Form 10-K for 2005 (1-6364).
(10)(b)(v)	Gas transportation service agreement (TF) between South Jersey Gas Company and CNG Transmission Corporation dated October 1, 1993.	Incorporated by reference from Exhibit (10)(k)(h) of Form 10-K for 1993 (1-6364).
(10)(c)(i)	Gas transportation service agreement (FTS-1) between South Jersey Gas Company and Columbia Gulf Transmission Company dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(k) of Form 10-K for 1993 (1-6364).
(10)(c)(ii)	FTS Service Agreement No. 39556 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(m) of Form 10-K for 1993 (1-6364).
(10)(c)(iii)	FTS Service Agreement No. 38099 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(n) of Form 10-K for 1993 (1-6364).
(10)(c)(iv)	NTS Service Agreement No. 39305 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(o) of Form 10-K for 1993 (1-6364).
(10)(c)(v)	FSS Service Agreement No. 38130 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(p) of Form 10-K for 1993 (1-6364).
(10)(d)(i)	SST Service Agreement No. 38086 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(q) of Form 10-K for 1993 (1-6364).

SJG - 69

Exhibit Number	Description	Reference
(10)(h)(i)*

Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994.
Incorporated by reference from Exhibit (10)(l) of Form 10-K of SJI for 1994 (1-6364).
(10)(h)(ii)*	Form of Deferred Compensation Agreement between South Jersey Industries, Inc. and/or a subsidiary and seven of its officers.	Incorporated by reference from Exhibit (10)(j)(a) of Form 10-K of SJI for 1980 (1-6364).
(10)(h)(iii)*	Schedule of Deferred Compensation Agreements.	Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K of SJI for 1997 (1-6364).
(10)(h)(iv)*	Supplemental Executive Retirement Program, as amended and restated effective July 1, 1997, and Form of Agreement between certain South Jersey Industries, Inc. or subsidiary Company officers.	Incorporated by reference from Exhibit (10)(l)(i) of Form 10-K of SJI for 1997 (1-6364).
(10)(h)(v)*	Form of Officer Employment Agreement between certain officers and either South Jersey Industries, Inc. or its subsidiaries.	Incorporated by reference from Exhibit (10)(l)(d) of Form 10-K of SJI for 1994 (1-6364).
(10)(h)(vi)* (10)(h)(vii)*	Schedule of Officer Employment Agreements. Officer Severance Benefit Program for all officers.	Incorporated by reference from Exhibit (10)(h)(vi) of Form 10-K of SJI for 2003. Incorporated by reference from Exhibit (10)(l)(g) of Form 10-K of SJI for 1985 (1-6364).
(10)(i)(i)	Five-year Revolving Credit Agreement for SJG.	Incorporated by reference from Exhibit 10 of Form 8-K as filed on August 22, 2006 (000-22211).
(12)	Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).
(14)	Code of Ethics	Incorporated by reference from Exhibit (14) of Form 10-K of SJI as filed for 2003.
(21)	Subsidiaries of the Registrant (filed herewith).
(23)	Independent Registered Public Accounting Firm’s Consent (filed herewith).

SJG - 70

Exhibit Number	Description	Reference
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Constitutes a management contract or a compensatory plan or arrangement.

SJG - 71

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

                      Date: March 6, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Graham	Chairman of the Board, President & Chief Executive Officer	March 6, 2007
(Edward J. Graham)	(Principal Executive Officer)

/s/ David A. Kindlick	Senior Vice President & Chief Financial Officer	March 6, 2007
(David A. Kindlick)	(Principal Financial and Accounting Officer)

/s/ Richard H. Walker, Jr.	Senior Vice President, General Counsel & Secretary	March 6, 2007
(Richard H. Walker, Jr.)

/s/ Shirli M. Billings	Director	March 6, 2007
(Shirli M. Billings)

SJG - 72

Signature	Title	Date

Director
(Sheila Hartnett-Devlin)

Director
(William J. Hughes)

/s/ Frederick R. Raring	Director	March 6, 2007
(Frederick R. Raring)

SJG - 73

SOUTH JERSEY GAS COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Col. A	Col. B	Col. C		Col. D	Col. E

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other Accounts -	Deductions -	End
Classification	of Period	Expenses	Describe (a)	Describe (b)	of Period

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2006	$3,461	$1,284	$(428)	$1,576	$2,741

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2005	$2,871	$2,073	$85	$1,568	$3,461

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2004	$3,263	$816	$1,716	$2,924	$2,871

(a) Recoveries of accounts previously written off and minor adjustments.

(b) Uncollectible accounts written off.

SJG - 74