Form 10-Q
period 2007-03-31
SOUTH JERSEY GAS CO/NEW
filed 2007-05-11
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

 As of May 1, 2007 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

SJG - 1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements — See Pages 2 through 13

SJG - 2

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2007	2006

Operating Revenues	$277,864	$277,081

Operating Expenses:
Cost of Sales (Excluding depreciation)	205,544	208,621
Operations	13,901	13,831
Maintenance	1,472	1,405
Depreciation	6,053	5,758
Energy and Other Taxes	4,624	4,286

Total Operating Expenses	231,594	233,901

Operating Income	46,270	43,180

Other Income and Expense	100	(20)

Interest Charges	(5,241)	(5,152)

Income Before Income Taxes	41,129	38,008

Income Taxes	(16,870)	(15,530)

Net Income	$24,259	$22,478

The accompanying notes are an integral part of the condensed financial statements.

SJG - 3

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2007	2006

Net Income	$24,259	$22,478

Other Comprehensive Income - Net of Tax:

Unrealized Gain on Equity Investments	66	157
Unrealized Gain on Derivatives	121	557

Other Comprehensive Income - Net of Tax	187	714

Comprehensive Income	$24,446	$23,192

The accompanying notes are an integral part of the condensed financial statements.

SJG - 4

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2007	2006

Net Cash Provided by Operating Activities	$77,074	$35,045

Cash Flows from Investing Activities:
Capital Expenditures	(10,553)	(17,409)
Net Purchase of Restricted Investments	(120)	-

Net Cash Used in Investing Activities	(10,673)	(17,409)

Cash Flows from Financing Activities:
Net Repayments of Lines of Credit	(61,300)	(12,200)
Principal Repayments of Long-Term Debt	-	(15)
Payments for Issuance of Long-Term Debt	-	(88)

Net Cash Used in Financing Activities	(61,300)	(12,303)

Net Increase in Cash and Cash Equivalents	5,101	5,333
Cash and Cash Equivalents at Beginning of Period	1,967	2,551

Cash and Cash Equivalents at End of Period	$7,068	$7,884

Supplemental Disclosures of Noncash Investing Activities:
Capital Property and Equipment Acquired on account but not
paid at quarter-end.	$3,815	$2,819

The accompanying notes are an integral part of the condensed financial statements.

SJG - 5

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31,	December 31,
	2007	2006
Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,090,273	$1,079,614
Accumulated Depreciation	(262,750)	(257,781)

Property, Plant and Equipment - Net	827,523	821,833

Investments:
Available-for-Sale Securities	6,453	6,342
Restricted Investments	8,706	8,586

Total Investments	15,159	14,928

Current Assets:
Cash and Cash Equivalents	7,068	1,967
Accounts Receivable	92,611	47,928
Accounts Receivable - Related Parties	6,061	3,939
Unbilled Revenues	33,157	34,502
Provision for Uncollectibles	(3,606)	(2,741)
Natural Gas in Storage, average cost	22,407	81,039
Materials and Supplies, average cost	1,654	1,685
Prepaid Taxes	-	7,774
Derivatives - Energy Related Assets	2,916	1,692
Other Prepayments and Current Assets	2,105	2,264

Total Current Assets	164,373	180,049

Regulatory and Other Noncurrent Assets:
Regulatory Assets	178,170	196,962
Unamortized Debt Issuance Costs	6,665	6,835
Accounts Receivable - Merchandise	5,296	5,950
Derivatives - Energy Related Assets	85	19
Derivatives - Other	341	148
Other	2,045	1,352

Total Regulatory and Other Noncurrent Assets	192,602	211,266

Total Assets	$1,199,657	$1,228,076

The accompanying notes are an integral part of the condensed financial statements.

SJG - 6

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	March 31,	December 31,
	2007	2006

Capitalization and Liabilities

Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	200,317	200,317
Accumulated Other Comprehensive Loss	(4,242)	(4,429)
Retained Earnings	177,822	158,617

Total Common Equity	379,745	360,353

Long-Term Debt	294,893	294,893

Total Capitalization	674,638	655,246

Current Liabilities:
Notes Payable	42,200	103,500
Current Maturities of Long-Term Debt	2,270	2,270
Accounts Payable - Commodity	36,919	43,687
Accounts Payable - Other	10,301	8,786
Accounts Payable - Related Parties	12,690	12,134
Derivatives - Energy Related Liabilities	4,937	18,006
Deferred Income Taxes - Net	4,139	4,049
Customer Deposits and Credit Balances	14,961	23,016
Environmental Remediation Costs	22,865	26,048
Taxes Accrued	23,076	1,961
Pension and Other Postretirement Benefits	776	776
Dividends Declared	4,683	-
Interest Accrued	4,528	6,112
Other Current Liabilities	4,775	4,904

Total Current Liabilities	189,120	255,249

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	65,895	50,797
Deferred Income Taxes - Net	166,787	164,797
Environmental Remediation Costs	42,806	41,746
Asset Retirement Obligations	24,032	23,743
Pension and Other Postretirement Benefits	29,588	29,354
Investment Tax Credits	2,390	2,470
Derivatives - Energy Related Liabilities	62	374
Other	4,339	4,300

Total Deferred Credits and Other Noncurrent Liabilities	335,899	317,581

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,199,657	$1,228,076

The accompanying notes are an integral part of the condensed financial statements.

SJG - 7

 NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Entity - South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of South Jersey Gas Company (SJG), a regulated natural gas utility. SJG distributes natural gas in the seven southern most counties of New Jersey. In our opinion, the condensed financial statements reflect all normal and recurring adjustments needed to fairly present our financial position and operating results at the dates and for the periods presented. SJG’s business is subject to seasonal fluctuations and accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. As permitted by the rules and regulations of the Securities and Exchange Commission, the accompanying unaudited condensed financial statements contain certain condensed financial information and exclude certain note disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These condensed financial statements should be read in conjunction with SJG’s 2006 Form 10-K for a more complete discussion of our accounting policies and certain other information.

Revenue Based Taxes - SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both revenues and cost of sales and totaled $4.0 million and $3.7 million for the three months ended March 31, 2007 and 2006, respectively.

Capitalized Interest - SJG capitalizes interest on construction at the rate of return on rate base utilized by the New Jersey Board of Public Utilities (BPU) to set rates in our last base rate proceeding (See Note 2). Capitalized interest is included in Utility Plant on the condensed balance sheets. Interest Charges are presented net of capitalized interest on the condensed statements of income. SJG capitalized interest of $0.1 million for each of the three month periods ended March 31, 2007 and 2006.

Derivative Instruments - As part of its gas purchasing strategy, SJG uses financial contracts to hedge against forward price risk. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As of March 31, 2007 and December 31, 2006, SJG had $2.0 million and $16.7 million of costs, respectively, included in its BGSS related to open financial contracts.

From time to time SJG enters into interest rate derivatives and similar agreements to hedge exposure to increasing interest rates, and the impact of those rates on our cash flows with respect to its variable-rate debt. SJG has designated and accounts for these interest rate derivatives as cash flow hedges which are included in Regulatory and Other Noncurrent Assets. There have been no significant changes to the Company’s active interest rate swaps since December 31, 2006 which are described in Note 1 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2006.

The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of March 31, 2007 and December 31, 2006, the net market value of these swaps was not significant.

Stock-Based Compensation Plans - The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at March 31, 2007, and the assumptions used to estimate the fair value of the awards:

Grant	Shares	Fair Value	Expected	Risk-Free
Date	Outstanding	Per Share	Volatility	Interest Rate

Jan. 2005	8,342	$ 25.155	15.5%	3.4%
Jan. 2006	8,044	$ 27.950	16.9%	4.5%
Jan. 2007	9,628	$ 29.210	18.5%	4.9%

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

SJG - 8

In each of the three month periods ended March 31, 2007 and 2006, the cost of restricted stock awards was $0.1 million. Of these costs, $27,200 and $20,000, respectively, were capitalized to Utility Plant.

As of March 31, 2007, there was $0.4 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes information regarding restricted stock award activity during the three months ended March 31, 2007, excluding accrued dividend equivalents:

Nonvested Shares Outstanding, January 1, 2007	26,738

Granted	9,628
Vested*	10,352

Nonvested Shares Outstanding, March 31, 2007	26,014

* Actual shares awarded upon vesting, including dividend equivalents and adjustments for performance measures, totaled 17,143 shares.

During the three months ended March 31, 2007, SJG awarded 17,143 shares to its officers at a market value of $0.6 million. During the three months ended March 31, 2006, SJG awarded 44,575 shares at a market value of $1.3 million. As discussed earlier, SJG has a policy of purchasing shares from SJI to satisfy its obligations under this plan. Cash payments for shares of SJI common stock during the three months ended March 31, 2007 and 2006 were approximately $1.1 million and $2.1 million, respectively, relating to stock awards and include obligations for services previously rendered by officers that are currently employed by affiliates as a result of a January 1, 2006 corporate restructuring by SJI. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

New Accounting Pronouncements - On January 1, 2007, SJG adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes. This interpretation provides guidance on the recognition and measurement of uncertain tax positions in the financial statements.

As a result of the implementation of FIN 48, SJG recognized a $371,000 reduction to beginning retained earnings as a cumulative effect adjustment and a noncurrent deferred tax asset of $281,000. The total unrecognized tax benefits as of January 1, 2007 were $652,000 including $345,000 of accrued interest and penalties. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not significant. SJG’s policy is to record interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively. These amounts were not significant for the three months ended March 31, 2007. There have been no material changes to the unrecognized tax benefits for the three months ended March 31, 2007, and SJG does not anticipate any material changes in the total unrecognized tax benefits within the next 12 months.

The unrecognized tax benefits are primarily related to an uncertainty of state income tax issues and the timing of certain deductions taken on SJI’s consolidated income tax returns, related to SJG. Federal income tax returns from 2003 forward and state income tax returns primarily from 2002 forward are open and subject to examination.

In September 2006, the FASB issued its Staff Position (FSP) on “Accounting for Planned Major Maintenance Activities.” This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. This FSP was effective January 1, 2007. This FSP did not have a material effect on SJG’s condensed financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact that the adoption of this statement will have on SJG’s financial statements.

SJG - 9

In January 2007, the FASB posted  Statement 133 Implementation Issue No. G26, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate.” This issue provides guidance on the designated risks that can be hedged in a cash flow hedge of a variable-rate financial asset or liability for which the interest rate is not based solely on an index, including situations in which an interest rate is reset through an auction process. This issue is effective April 1, 2007. Management does not anticipate that the adoption of this issue will have a material effect on SJG’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The statement permits entities to choose to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for the first fiscal year beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement will have on SJG’s financial statements.

2.  RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the BPU. There have been no significant regulatory actions or changes to SJG’s rate structure since December 31, 2006. See Note 2 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2006.

3.  REGULATORY ASSETS AND LIABILITIES:

Other than the Deferred Gas Costs and Revenues - Net, discussed below, there have been no significant changes to the nature of SJG’s regulatory assets and liabilities since December 31, 2006, which are described in Note 3 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2006.

Regulatory Assets consisted of the following items at (in thousands):

	March 31, 2007	December 31, 2006
Environmental Remediation Costs:
Expended - Net	$19,965	$17,743
Liability for Future Expenditures	65,671	67,905
Income Taxes-Flowthrough Depreciation	4,441	4,685
Deferred Asset Retirement Obligation Costs	21,284	21,009
Deferred Gas Costs - Net	-	19,698
Deferred Pension and Other Postretirement Benefit Costs	39,264	39,359
Temperature Adjustment Clause Receivable	8,347	8,996
Conservation Incentive Program Receivable	13,027	7,747
Societal Benefit Costs Receivable	3,303	6,912
Premium for Early Retirement of Debt	1,492	1,532
Other Regulatory Assets	1,376	1,376
	$178,170	$196,962

Regulatory Liabilities consisted of the following items at (in thousands):

	March 31, 2007	December 31, 2006
Excess Plant Removal Costs	$48,566	$48,377
Deferred Gas Revenues - Net	13,785	-
Other	3,544	2,420

Total Regulatory Liabilities	$65,895	$50,797

SJG - 10

Deferred Gas Costs and Revenues - Net - Over/under collections of gas costs are monitored through SJG’s Basic Gas Supply Service Clause (BGSS) mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The BGSS decreased from a $19.7 million regulatory asset at December 31, 2006 to a $13.8 million regulatory liability at March 31, 2007 primarily as a result of gas costs recovered from customers exceeding the actual cost of the commodity incurred during the first quarter. Gas costs recoveries are typically very high in the first and fourth quarters of the year as customer consumption is at its highest point during the winter months. In addition, a change in the fair value of energy related derivatives resulting from an increase in the average future prices accounted for $14.7 million of the fluctuation.

4.  RELATED PARTY TRANSACTIONS:

There have been no significant changes in the nature of SJG’s related party transactions since December 31, 2006. See Note 4 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2006 for a detailed description of such transactions.

A summary of related party transactions, excluding pass-through items, included in Operating Revenues were as follows for the three month periods ended March 31, (in thousands):

	2007	2006

Operating Revenues:
SJRG	$12,503	$7,501
Other	92	100
Total Operating Revenues	$12,595	$7,601

Related party transactions, excluding pass-through items, included in Operating Expenses were as follows for the three month periods ended March 31, (in thousands):

	2007	2006
Costs of Sales (Excluding depreciation):
SJRG	$18,088	$18,435
Total Cost of Sales	$18,088	$18,435

Operations Expense
SJI	$1,363	$2,779
SJIS	1,082	1,367
Millennium	700	672
Other	(114)	(160)
Total Operations Expense	$3,031	$4,658

5.  RESTRICTED INVESTMENTS:

In accordance with the terms of SJG’s tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of March 31, 2007 and December 31, 2006, the escrowed proceeds, including interest earned, totaled $8.7 million and $8.6 million, respectively.

SJG - 11

6.  UNUSED LINES OF CREDIT:

Bank credit available to SJG totaled $176.0 million at March 31, 2007, of which $42.2 million was used. Those bank facilities consist of a $100.0 million credit facility and $76.0 million of uncommitted bank lines. The revolving credit facility expires in August 2011 and contains one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJG was in compliance with this covenant as of March 31, 2007. Borrowings under these credit facilities are at market rates. The average borrowing cost, which changes daily, was 5.81% and 5.42% at March 31, 2007 and 2006, respectively.

7.   RETAINED EARNINGS:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $379.7 million at March 31, 2007.

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of March 31, 2007, these loan restrictions did not affect the amount that may be distributed from SJG’s retained earnings.

8.   PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three months ended March 31, 2007 and 2006, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Service Cost	$652	$678	$191	$129
Interest Cost	1,683	1,416	664	307
Expected Return on Plan Assets	(2,069)	(1,795)	(476)	(228)
Amortizations:
Prior Service Cost (Credits)	60	97	(66)	(66)
Actuarial Loss	423	532	162	86
Net Periodic Benefit Cost	749	928	475	228
Capitalized Benefit Costs	(367)	(399)	(233)	(98)
Total Net Periodic Benefit Expense	$382	$529	$242	$130

Capitalized benefit costs reflected in the table above relate to our construction program.

See Note 11 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2006, for additional information related to SJI’s pension and other postretirement benefits.

9.  COMMITMENTS AND CONTINGENCIES:

Contractual Cash Obligations - SJG has incurred various contractual obligations in the normal course of activities. These obligations primarily include future cash payments required under debt agreements, commodity supply purchase agreements, regulatory agreements and construction contracts. There were no significant changes to SJG’s contractual obligations described in Note 12 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2006, except for commodity supply purchase obligations which increased by approximately $35.6 million in total since December 31, 2006. This was primarily due to an increase in rates effective March 1, 2007 with one of our major gas commodity suppliers with whom we have a multi-year purchase agreement.

SJG - 12

Environmental Remediation Costs - SJG incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. There have been no significant changes to the status of SJG’s environmental remediation efforts or the expected remediation costs since December 31, 2006 which are described in Note 12 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2006.

SJG - 13

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Unaudited)

OVERVIEW:

Organization - SJG is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers to their customers. SJG served 332,465 customers at March 31, 2007 compared with 324,964 customers at March 31, 2006.

Forward-Looking Statements and Risk Factors - Certain statements contained in this Quarterly Report may qualify as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report should be considered forward-looking statements made in good faith and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Words such as “anticipate”, “believe”, “expect”, “estimate”, “forecast”, “goal”, “intend”, “objective”, “plan”, “project”, “seek”, “strategy” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include, but are not limited to, the following: general economic conditions on an international, national, state and local level; weather conditions in our marketing areas; changes in commodity costs; changes in the availability of natural gas; “non-routine” or “extraordinary” disruptions in our distribution system; regulatory, legislative and court decisions; competition; the availability and cost of capital; costs and effects of legal proceedings and environmental liabilities; the failure of customers or suppliers to fulfill their contractual obligations; and changes in business strategies.

A discussion of these and other risks and uncertainties may be found in SJG’s Form 10-K for the year ended December 31, 2006 and in other filings made by us with the Securities and Exchange Commission. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Quarterly Report on Form 10-Q, or in any document incorporated by reference, at the date of such document. While SJG believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJG undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies - Estimates and Assumptions - Management must make estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, energy derivatives, environmental remediation costs, pension and other postretirement benefit costs, and revenue recognition. A discussion of these estimates and assumptions may be found in SJG’s Form 10-K for the year ended December 31, 2006.

New Accounting Pronouncements - See detailed discussions concerning New Accounting Pronouncements and their impact in Note 1 to the condensed financial statements.

Rates and Regulation:

Temperature Adjustment Clause (TAC) - Through September 30, 2006, SJG’s tariff included a TAC to mitigate the effect of variations in heating season temperatures from historical norms. Each TAC year ran from November 1 through May 31 of the following year. Once the TAC year ended, the net earnings impact was filed with the BPU for future recovery. As a result, the cash inflows or outflows generally would not begin until the next TAC year. Because of the timing delay between the earnings impact and the recovery, the net result can be either a regulatory asset or liability. The TAC increased net income by $3.6 million for the three months ended March 31, 2006, as weather was 12.6% warmer than the 20-year TAC average.

SJG - 14

Conservation Incentive Program (CIP) - The CIP is a BPU approved three-year pilot program that began October 1, 2006, and is designed to eliminate the link between SJG’s profits and the quantity of natural gas sold per customer, and foster conservation efforts. With the CIP, SJG’s profits will be tied to the number of customers served and how efficiently we serve them, thus allowing us to focus on encouraging conservation and energy efficiency among our customers without negatively impacting SJG’s net income.  The CIP tracking mechanism adjusts earnings based on weather, as did the TAC, and also adjusts SJG’s earnings where the actual usage per customer experienced during an annual period varies from an established baseline usage per customer.

Similar to the TAC, utility earnings are recognized during current periods based upon the application of the CIP. The cash impact of variations in customer usage will result in cash being collected from, or returned to, customers during the subsequent CIP year, which runs from October 1 to September 30.

The CIP protected $3.1 million in earnings for the three months ended March 31, 2007, which would have been lost due to warm weather and lower customer usage. Of that amount, $0.3 million was related to weather and $2.8 million was related to customer usage.

Regulatory Actions - There have been no significant regulatory actions since December 31, 2006. See detailed discussions concerning Regulatory Actions in Note 2 to the Financial Statements in item 8 of SJG’s Form 10-K for the year ended December 31, 2006.

Environmental Remediation - There have been no significant changes to the status of SJG’s environmental remediation efforts since December 31, 2006. See detailed discussion concerning Environmental Remediation in Note 12 to the Financial Statements in item 8 of SJG’s Form 10-K for the year ended December 31, 2006.

Competition - See detailed discussion concerning competition in SJG’s Form 10-K for the year ended December 31, 2006.

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. For a period of several years, marketers had successfully attracted gas commodity customers by offering natural gas at prices competitive with those available under regulated utility tariffs. However, during the third quarter of 2005, marketers found it increasingly difficult to compete with the local utility because of changing market conditions and rising gas costs. SJG’s affiliate, South Jersey Energy Company, responded by returning all of its approximately 69,000 residential gas customers to the utility during the third quarter of 2005. Beginning in the first quarter of 2006, marketers began to attract customers back through new offers. The total number of customers purchasing the gas commodity from a marketer increased from 10,411 as of March 31, 2006 to 24,866 as of March 31, 2007.

SJG - 15

RESULTS OF OPERATIONS:

The following tables summarize the composition of gas utility volumes, revenues, margin and degree days for the three months ended March 31 (in thousands, except for degree day data):

	2007	2006

Throughput - dth:
Firm Sales -
Residential	11,281	9,774
Commercial	2,929	3,279
Industrial	106	100
Cogeneration & Electric Generation	31	29
Firm Transportation -
Residential	871	312
Commercial	2,610	1,594
Industrial	3,111	3,360
Cogeneration & Electric Generation	414	2

Total Firm Throughput	21,353	18,450

Interruptible	10	31
Interruptible Transportation	651	972
Off-System	6,835	4,118
Capacity Release & Storage	8,814	15,105

Total Throughput	37,663	38,676

	2007	2006

Operating Revenues:
Firm Sales -
Residential	$168,072	$166,436
Commercial	36,578	51,409
Industrial	3,983	2,364
Cogeneration & Electric Generation	449	707
Firm Transportation -
Residential	3,574	1,362
Commercial	7,028	4,221
Industrial	3,090	3,270
Cogeneration & Electric Generation	394	-

Total Firm Revenues	223,168	229,769

Interruptible	140	399
Interruptible Transportation	463	634
Off-System	52,066	41,643
Capacity Release & Storage	1,744	4,302
Other	283	334

Total Operating Revenues	$277,864	$277,081

SJG - 16

	2007		2006
Net Operating Revenues:
Residential	$ 171,646	61.8%	$ 167,798	60.5%
Commercial and Industrial	50,679	18.2	61,264	22.0
Cogeneration and Electric Generation	843	0.3	707	0.4
Interruptible	603	0.2	1,033	0.4
Off-system, Capacity Release & Storage	53,810	19.4	45,945	16.6
Other Revenues	283	0.1	334	0.1
Total Utility Operating Revenues	$277,864	100.0%	$277,081	100.0%

Less:
Cost of Sales	205,544		208,621
Conservation Recoveries	1,213		2,217
RAC Recoveries	472		447
Revenue Taxes	4,035		3,679
Net Operating Revenues (Margin)	$66,600		$62,117

Margin:
Residential	$44,262	66.5%	$38,865	62.6%
Commercial and Industrial	15,360	23.1	14,167	22.8
Cogeneration and Electric Generation	359	0.5	519	0.8
Interruptible	57	0.1	70	0.1
Off-system, Capacity Release & Storage	991	1.5	2,157	3.5
Other Revenues	282	0.4	333	0.5
Margin Before Weather Normalization & Decoupling	61,311	92.1	56,111	90.3
TAC Mechanism	-	0.0	6,006	9.7
CIP Mechanism	5,289	7.9	-	0.0
Utility Net Operating Revenues (Margin)	$66,600	100.0%	$62,117	100.0%

Degree Days	2,418		2,163

Volumes - Total gas throughput decreased 2.6% for the first three months of 2007, compared with the same period in 2006. While firm throughput increased 15.7% due to colder weather and the addition of 7,501 customers, opportunities for capacity release and storage decreased during the quarter. However, due to the lower margin on capacity release and storage, coupled with our requirement to credit the BGSS with 85% of these margins, such decrease in throughput had a minimal impact on SJG’s profitability.

Operating Revenues - Revenues increased $0.8 million during the first quarter of 2007 compared with the same period in the prior year primarily due to two factors. First, SJG added 7,501 customers during the 12-month period ended March 31, 2007, which represents a 2.3% increase in total customers. SJG served 332,465 customers at March 31, 2007, compared with 324,964 customers at March 31, 2006. Second, temperatures were approximately 12% colder in the first quarter of 2007, resulting in increased volumes of gas sold or transported versus the prior year quarter.

Partially offsetting the increases noted above were, a decrease in the Basic Gas Supply Service (BGSS) gas cost recovery rate and an increase in the number of residential and commercial customers purchasing gas from third party marketers. The BGSS rate in the first quarter of 2007 was 10.8% lower than the prior year rate. Last year’s rate was higher to address under recovery of gas costs stemming from substantial increases in wholesale gas prices across the country in 2005.

The total number of transportation customers more than doubled to 24,866 at March 31, 2007 as compared to 10,411 the prior year. Transportation customers generate less revenue for the Company because they purchase the gas commodity from a third party marketer. The Company does not profit from the sale of the commodity and therefore, BGSS rate changes and customer migration between sales and transportation have no impact on Company profitability.

SJG - 17

Margin (pre-tax) - SJG’s margin is defined as natural gas revenues less natural gas costs; volumetric and revenue based energy taxes; and regulatory rider expenses. SJG believes that margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, energy taxes and regulatory rider expenses are passed through to customers, and therefore, have no effect on margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the New Jersey Board of Public Utilities through SJG’s BGSS tariff.

Total margin increased 7.2% for the first three months of 2007, compared with the same period in 2006 primarily due to colder weather during the first quarter of 2007, customer additions as noted above under “Operating Revenues” and approval of the CIP as of October 1, 2006. Partially offsetting these increases, Off-system sales, capacity release and storage margin declined due to less favorable market conditions in the first quarter of 2007 and a decrease in the percentage of earnings from these sales retained by the Company in accordance with a July 2004 base rate case stipulation. Cogeneration and electric generation decreased in the first three months of 2007 compared to the same period in 2006 primarily due to a new long-term contract with a customer resulting in a different seasonal spread of annual margin.

The CIP replaced the TAC beginning October 1, 2006 and takes into account variations in customer usage factors due to weather as well as all other variations. The CIP added $5.3 million to margin in the first quarter of 2007. Of this amount $0.5 million was related to weather variations and $4.8 million was related to other customer usage variations. The TAC added $6.0 million to margin in the first quarter of 2006 and was all related to weather variations.

Operating Expenses - A summary of changes in other operating expenses (in thousands):

Three Months Ended March 31, 2007 vs. 2006

Operations	$70
Maintenance	67
Depreciation	295
Energy and Other Taxes	338

Depreciation - Depreciation expense increased $0.3 million for the three months ended March 31, 2007, as compared with the same period in 2006, due mainly to SJG’s continuing investment in utility plant.

Energy and Other Taxes - Energy and Other Taxes increased $0.3 million for the three months ended March 31, 2007, compared with the same period in 2006, primarily due to higher energy-related taxes. Higher taxable firm throughput in 2007 resulted from colder weather during the first quarter.

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

Cash Flows from Operating Activities - Cash generated from operating activities constitutes our primary source of liquidity and varies from year-to-year due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and recoveries provided through our various rate mechanisms. Net cash provided by operating activities was $77.1 million for the three months ended March 31, 2007, compared with $35.0 million for the same period in 2006. Net cash provided by operating activities in the first quarter of 2006 was heavily impacted by higher unit gas costs following hurricane Katrina and their effect on inventory and accounts payable in late 2005. In addition, SJG had deferred the payment of $16.0 million for gas delivered to storage during 2005 until the first quarter of 2006. We did not enter into a similar supply arrangement during the 2006 injection season; therefore, the first quarter of 2007 did not contain any payments related to 2006 storage injections.

SJG - 18

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital purchases was approximately $6.7 million less in the first quarter of 2007, compared with the same period in 2006, due to cash outflows for large pipeline installation projects that began in 2005 and carried over into early 2006. Capital expenditures are required on an ongoing basis to support system growth and integrity in our territory.

Cash Flows from Financing Activities - SJG uses short-term borrowings under lines of credit from commercial banks to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, the Company refinances short-term debt incurred to finance capital expenditures with long-term debt. Debt is incurred primarily to expand and upgrade our gas transmission and distribution system and to support seasonal working capital needs related to inventories and customer receivables.

Bank credit available to SJG totaled $176.0 million at March 31, 2007, of which $42.2 million was used. Those bank facilities consist of a $100.0 million revolving credit facility and $76.0 million of uncommitted bank lines. The revolving credit facility expires in August 2011 and contains one financial covenant that limits SJG’s total debt to total capitalization ratio to no more than 65%, measured on a quarterly basis. The Company is in compliance with this covenant as of March 31, 2007. Based upon the existing credit facilities and a regular dialogue with the company’s banks, management believes that there will continue to be sufficient credit available to meet SJG’s future liquidity needs.

The decrease in the net borrowings of short-term debt of $61.3 million from December 31, 2006 to March 31, 2007, was the result of recovery of costs previously deferred under our various rate mechanisms, as well as the seasonal increase in cash flows during the first quarter as storage gas is sold and customer payment levels increase.

SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, the company has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance our long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. In September 2005, SJG established a $150.0 million MTN program, of which $115.0 million remains available for issuance under that program.

SJG’s capital structure was as follows:

	As of March 31, 2007	As of December 31, 2006

Common Equity	52.8%	47.4%
Long-Term Debt	41.3	39.0
Short-Term Debt	5.9	13.6

Total	100.0%	100.0%

SJG’s long-term, senior secured debt is rated “A” and “Baa1” by Standard & Poor’s and Moody’s Investor Services, respectively. These ratings have not changed in the past five years.

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $379.7 million at March 31, 2007.

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net cash outflows for construction and remediation projects for the three months ended March 31, 2007 amounted to $10.6 million and $2.8 million, respectively. Management estimates total cash outflows for construction projects for 2007, 2008 and 2009, to be approximately $49.0 million, $46.7 million and $46.8 million, respectively. Total cash outflows for remediation projects are expected to be $24.8 million, $11.7 million and $7.7 million for 2007, 2008 and 2009, respectively.

SJG - 19

SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of March 31, 2007, average $53.1 million annually and total $231.9 million over the contracts’ lives. Approximately 48% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

Contractual Cash Obligations - Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2006. There were no significant changes to SJG’s contractual cash obligations as described therein except for commodity supply purchase obligations which increased by approximately $35.6 million in total since December 31, 2006. This was primarily due to an increase in rates effective March 1, 2007 with one of our major gas commodity suppliers with whom we have a multi-year purchase agreement. The additional commodity supply obligation is expected to be incurred as follows: 2007 - $7.2 million; 2008-2009 - $9.4 million; 2010-2011 - $3.3 million; thereafter - $15.7 million.

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

Ratio of Earnings to Fixed Charges - Our ratio of earnings to fixed charges for each of the periods indicated is as follows:

Twelve Months Ended March 31,	Year Ended December 31,

2007	2006	2005	2004	2003	2002

3.8x	3.8x	4.0x	3.9x	3.3x	2.9x

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

We transact commodities on a physical basis and typically do not enter into financial derivative positions directly. South Jersey Resources Group, LLC (SJRG), an affiliate by common ownership, manages our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. It is management’s policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. The majority of our contracts are typically less than 12-months long. The fair value and maturity of all these energy trading and hedging contracts determined using mark-to-market accounting as of March 31, 2007 is as follows (in thousands):

SJG - 20

Assets:		Maturity	Maturity
	Source of Fair Value	<1 Year	1 - 3 Years	Total

Prices Actively Quoted	NYMEX	$2,916	$85	$3,001

Liabilities:		Maturity	Maturity
	Source of Fair Value	<1 Year	1 - 3 Years	Total

Prices Actively Quoted	NYMEX	$4,937	$62	$4,999

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Contracted volumes of our NYMEX contracts are 3.1 MMDth with a weighted-average settlement price of $8.36 per dth.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2007	$(16,669)
Contracts Settled During the Three Months ended March 31, 2007, Net	4,830
Other Changes in Fair Value from Continuing and New Contracts, Net	9,841
Net Derivatives — Energy Related Liability, March 31, 2007	$(1,998)

The change in our derivative position from a $16.7 million liability at January 1, 2007, to a $2.0 million liability at March 31, 2007, is primarily due to the change in value of our financial positions held with SJRG.  As of January 1, 2007, the average future price was approximately $6.69 per dth vs. $8.09 per dth as of March 31, 2007.  The increase in prices has resulted in an increase in the value of these financial contracts.  However, the purchase price of a portion of our future gas purchases is fixed, regardless of future fluctuations in the market price.

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at March 31, 2007, was $42.2 million and averaged $73.8 million during the first quarter of 2007. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $435,000 increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2006 - 72 b.p. increase; 2005 - 191 b.p. increase; 2004 - 115 b.p. increase; 2003 - 31 b.p. decrease; and 2002 - 74 b.p. decrease. As of March 31, 2007, our average borrowing cost, which changes daily, was 5.69%.

We issue long-term debt either at fixed rates or use interest rate derivatives to fix interest rates on variable-rate, long-term debt. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

Item 4. Controls and Procedures

Disclosure Controls and Procedures
Management has established controls and procedures to ensure that material information relating to SJG is made known to the officers who certify its financial reports and to other members of senior management and the Board of Directors.

SJG - 21

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

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

SJG - 22

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 20.

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

SJG - 23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
(Registrant)

Dated: May 11, 2007	By: /s/ Edward J. Graham
Edward J. Graham
President & Chief Executive Officer

Dated: May 11, 2007	By: /s/ David A. Kindlick
David A. Kindlick
Senior Vice President & Chief Financial Officer

SJG - 24