Form 10-Q
period 2007-06-30
SOUTH JERSEY GAS CO/NEW
filed 2007-08-09
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 1, 2007 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

SJG - 1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements — See Pages 3 through 15

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2007	2006

Operating Revenues	$95,996	$105,006

Operating Expenses:
Cost of Sales (Excluding depreciation)	63,848	76,040
Operations	11,554	10,520
Maintenance	1,430	1,365
Depreciation	6,115	5,848
Energy and Other Taxes	1,872	1,673

Total Operating Expenses	84,819	95,446

Operating Income	11,177	9,560

Other Income and Expense	356	158

Interest Charges	(4,791)	(5,181)

Income Before Income Taxes	6,742	4,537

Income Taxes	(2,839)	(1,938)

Net Income	$3,903	$2,599

The accompanying notes are an integral part of the condensed financial statements.

SJG - 3

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2007	2006

Operating Revenues	$373,860	$382,087

Operating Expenses:
Cost of Sales	269,392	284,661
Operations	25,455	24,351
Maintenance	2,902	2,770
Depreciation	12,168	11,606
Energy and Other Taxes	6,496	5,959

Total Operating Expenses	316,413	329,347

Operating Income	57,447	52,740

Other Income and Expense	456	138

Interest Charges	(10,032)	(10,333)

Income Before Income Taxes	47,871	42,545

Income Taxes	(19,709)	(17,468)

Net Income	$28,162	$25,077

The accompanying notes are an integral part of the financial statements.

SJG - 4

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2007	2006

Net Income	$3,903	$2,599

Other Comprehensive Income - Net of Tax:

Unrealized Gain (Loss) on Equity Investments	114	(67)
Unrealized Gain on Derivatives - Other	558	396

Other Comprehensive Income - Net of Tax	672	329

Comprehensive Income	$4,575	$2,928

	Six Months Ended
	June 30,
	2007	2006

Net Income	$28,162	$25,077

Other Comprehensive Income - Net of Tax:

Unrealized Gain on Equity Investments	180	90
Unrealized Gain on Derivatives - Other	679	953

Other Comprehensive Income - Net of Tax	859	1,043

Comprehensive Income	$29,021	$26,120

The accompanying notes are an integral part of the condensed financial statements.

SJG - 5

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2007	2006

Net Cash Provided by Operating Activities	$75,731	$30,019

Cash Flows from Investing Activities:
Capital Expenditures	(23,770)	(34,062)
Net Purchase of Restricted Investments	(226)	(14,316)

Net Cash Used in Investing Activities	(23,996)	(48,378)

Cash Flows from Financing Activities:
Net Borrowings from (Repayments of) Lines of Credit	(44,700)	3,900
Proceeds from Issuance of Long-Term Debt	-	25,000
Principal Repayments of Long-Term Debt	(2,270)	(2,288)
Dividends on Common Stock	(4,683)	(4,975)
Payments for Issuance of Long-Term Debt	-	(956)

Net Cash (Used in) Provided by in Financing Activities	(51,653)	20,681

Net Increase in Cash and Cash Equivalents	82	2,322
Cash and Cash Equivalents at Beginning of Period	1,967	2,551

Cash and Cash Equivalents at End of Period	$2,049	$4,873

Supplemental Disclosures of Noncash Investing Activities:
Capital Property and Equipment Acquired on account but not
paid at quarter-end.	$3,343	$4,178

The accompanying notes are an integral part of the condensed financial statements.

SJG - 6

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30,	December 31,
	2007	2006
Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,101,543	$1,079,614
Accumulated Depreciation	(267,173)	(257,781)

Property, Plant and Equipment - Net	834,370	821,833

Investments:
Available-for-Sale Securities	6,676	6,342
Restricted Investments	8,812	8,586

Total Investments	15,488	14,928

Current Assets:
Cash and Cash Equivalents	2,049	1,967
Accounts Receivable	56,033	47,928
Accounts Receivable - Related Parties	663	3,939
Unbilled Revenues	7,802	34,502
Provision for Uncollectibles	(3,127)	(2,741)
Natural Gas in Storage, average cost	49,855	81,039
Materials and Supplies, average cost	1,629	1,685
Prepaid Taxes	16,793	7,774
Derivatives - Energy Related Assets	1,331	1,692
Other Prepayments and Current Assets	2,900	2,264

Total Current Assets	135,928	180,049

Regulatory and Other Noncurrent Assets:
Regulatory Assets	182,230	196,962
Unamortized Debt Issuance Costs	6,546	6,835
Accounts Receivable - Merchandise	5,760	5,950
Derivatives - Energy Related Assets	28	19
Derivatives - Other	1,272	148
Other	2,020	1,352

Total Regulatory and Other Noncurrent Assets	197,856	211,266

Total Assets	$1,183,642	$1,228,076

The accompanying notes are an integral part of the condensed financial statements.

SJG - 7

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	June 30,	December 31,
	2007	2006

Capitalization and Liabilities

Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	200,317	200,317
Accumulated Other Comprehensive Loss	(3,570)	(4,429)
Retained Earnings	177,042	158,617

Total Common Equity	379,637	360,353

Long-Term Debt	294,893	294,893

Total Capitalization	674,530	655,246

Current Liabilities:
Notes Payable	58,800	103,500
Current Maturities of Long-Term Debt	-	2,270
Accounts Payable - Commodity	30,539	43,687
Accounts Payable - Other	8,926	8,786
Accounts Payable - Related Parties	7,696	12,134
Derivatives - Energy Related Liabilities	8,010	18,006
Deferred Income Taxes - Net	4,631	4,049
Customer Deposits and Credit Balances	18,583	23,016
Environmental Remediation Costs	31,361	26,048
Taxes Accrued	5,083	1,961
Pension and Other Postretirement Benefits	776	776
Dividends Declared	4,683	-
Interest Accrued	6,029	6,112
Other Current Liabilities	3,221	4,904

Total Current Liabilities	188,338	255,249

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	56,777	50,797
Deferred Income Taxes - Net	165,287	164,797
Environmental Remediation Costs	37,490	41,746
Asset Retirement Obligations	24,280	23,743
Pension and Other Postretirement Benefits	29,413	29,354
Investment Tax Credits	2,310	2,470
Derivatives - Energy Related Liabilities	121	374
Other	5,096	4,300

Total Deferred Credits and Other Noncurrent Liabilities	320,774	317,581

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,183,642	$1,228,076

The accompanying notes are an integral part of the condensed financial statements.

SJG - 8

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

Revenue Based Taxes - SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both revenues and cost of sales and totaled  $1.4 million and  $1.1 million for the three months ended June 30, 2007 and 2006, respectively, and $5.4 million and $4.8 million for the six months ended June 30, 2007 and 2006, respectively.

Capitalized Interest - SJG capitalizes interest on construction at the rate of return on rate base utilized by the New Jersey Board of Public Utilities (BPU) to set rates in our last base rate proceeding (See Note 2). Capitalized interest is included in Utility Plant on the condensed balance sheets. Interest Charges are presented net of capitalized interest on the condensed statements of income. SJG capitalized interest of $0.1 million for each of the three month periods ended June 30, 2007 and 2006, and $0.2 million for each of the six month periods ended June 30, 2007 and 2006.

Derivative Instruments - As part of its gas purchasing strategy, SJG uses physical and financial contracts to hedge against forward price risk. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As of June 30, 2007 and December 31, 2006, SJG had $6.8 million and $16.7 million of costs, respectively, included in its BGSS related to open financial contracts.

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

The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of June 30, 2007 and December 31, 2006, the net market value of these swaps was  $1.3 million and $0.1 million, respectively.

Stock-Based Compensation Plans - The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at June 30, 2007, and the assumptions used to estimate the fair value of the awards:

Grant	Shares	Fair Value	Expected	Risk-Free
Date	Outstanding	Per Share	Volatility	Interest Rate

Jan. 2005	8,126	$ 25.155	15.5%	3.4%
Jan. 2006	8,450	$ 27.950	16.9%	4.5%
Jan. 2007	9,810	$ 29.210	18.5%	4.9%

SJG - 9

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

 The cost of restricted stock awards approximates $50,000 per quarter in both 2007 and 2006.

As of June 30, 2007, there was $0.3 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes information regarding restricted stock award activity during the six months ended June 30, 2007, excluding accrued dividend equivalents:

Shares
Nonvested Shares Outstanding, January 1, 2007	26,738

Granted	9,628
Vested*	(10,352)
Forfeited	(1,450)
Transferred From Affiliate	1,822

Nonvested Shares Outstanding, June 30, 2007	26,386

* Actual shares awarded upon vesting, including dividend equivalents and adjustments for performance measures, totaled 17,143 shares.

During the six months ended June 30, 2007, SJG awarded 17,143 shares to its officers at a market value of $0.6 million. During the six months ended June 30, 2006, SJG awarded 44,575 shares at a market value of $1.3 million. As discussed earlier, SJG has a policy of purchasing shares from SJI to satisfy its obligations under this plan. Cash payments for shares of SJI common stock during the  six months ended June 30, 2007 and 2006 were approximately $1.1 million and $2.1 million, respectively, relating to stock awards and include obligations for services previously rendered by officers that are currently employed by affiliates as a result of a January 1, 2006 corporate restructuring by SJI. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

New Accounting Pronouncements - On January 1, 2007, SJG adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes." This interpretation provides guidance on the recognition and measurement of uncertain tax positions in the financial statements.

As a result of the implementation of FIN 48, SJG recognized a $371,000 reduction to beginning retained earnings as a cumulative effect adjustment and a noncurrent deferred tax asset of $281,000. The total unrecognized tax benefits as of January 1, 2007 were $652,000 including $345,000 of accrued interest and penalties. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not significant. SJG’s policy is to record interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively. These amounts were not significant for the three and six months ended June 30, 2007. There have been no material changes to the unrecognized tax benefits for the three and six months ended June 30, 2007, and SJG does not anticipate any material changes in the total unrecognized tax benefits within the next 12 months.

SJG - 10

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

In January 2007, the FASB posted Statement 133 Implementation Issue No. G26, “Cash Flow Hedges: Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate.” This issue provides guidance on the designated risks that can be hedged in a cash flow hedge of a variable-rate financial asset or liability for which the interest rate is not based solely on an index, including situations in which an interest rate is reset through an auction process. This issue was effective April 1, 2007. The adoption of this issue did not have a material effect on SJG’s financial statements.

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

In April 2007, the FASB posted FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation No. 39”, which addresses questions received by the FASB staff regarding Interpretation 39 relating to the offsetting of amounts recognized for forward, interest rate swap, currency swap, option, and other conditional or exchange contracts. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this position will have on the Company’s financial statements.

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

SJG - 11

Regulatory Assets consisted of the following items at (in thousands):

	June 30, 2007	December 31, 2006
Environmental Remediation Costs:
Expended - Net	$20,915	$17,743
Liability for Future Expenditures	68,851	67,905
Income Taxes-Flowthrough Depreciation	4,196	4,685
Deferred Asset Retirement Obligation Costs	21,509	21,009
Deferred Gas Costs - Net	-	19,698
Deferred Pension and Other Postretirement Benefit Costs	39,170	39,359
Temperature Adjustment Clause Receivable	8,068	8,996
Conservation Incentive Program Receivable	15,342	7,747
Societal Benefit Costs Receivable	1,234	6,912
Premium for Early Retirement of Debt	1,451	1,532
Other Regulatory Assets	1,494	1,376
	$182,230	$196,962

Regulatory Liabilities consisted of the following items at (in thousands):

	June 30, 2007	December 31, 2006
Excess Plant Removal Costs	$48,532	$48,377
Deferred Gas Revenues - Net	4,233	-
Other	4,012	2,420

Total Regulatory Liabilities	$56,777	$50,797

Deferred Gas Costs and Revenues - Net - Over/under collections of gas costs are monitored through SJG’s Basic Gas Supply Service Clause (BGSS) mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The BGSS decreased from a $19.7 million regulatory asset at December 31, 2006 to a $4.2 million regulatory liability at June 30, 2007 primarily as a result of gas costs recovered from customers exceeding the actual cost of the commodity incurred during the first six months of 2007.  Gas costs recoveries are typically very high in the first and fourth quarters of the year as customer consumption is at its highest point during the winter months. In addition, a change in the fair value of energy related derivatives resulting from an increase in the average future prices accounted for $9.9 million of the fluctuation.

4.              RELATED PARTY TRANSACTIONS:

There have been no significant changes in the nature of SJG’s related party transactions since December 31, 2006. See Note 4 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2006 for a detailed description of such transactions.

SJG - 12

A summary of related party transactions, excluding pass-through items, included in Operating Revenues were as follows, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006
Operating Revenues:
SJRG	$3,542	$9,860	$16,046	$17,362
Other	93	55	201	138
Total Operating Revenues	$3,635	$9,915	$16,247	$17,500

Related party transactions, excluding pass-through items, included in Operating Expenses were as follows, (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006
Costs of Sales (Excluding depreciation):
SJRG	$4,946	$10,732	$23,033	$29,288
Total Cost of Sales	$4,946	$10,732	$23,033	$29,288

Operations Expense
SJI	$1,415	$1,265	$2,778	$4,045
SJIS	1,073	1,170	2,155	2,538
Millennium	712	683	1,412	1,356
Other	74	(145)	188	98
Total Operations Expense	$3,274	$2,973	$6,533	$8,037

5.           RESTRICTED INVESTMENTS:

In accordance with the terms of SJG’s tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of June 30, 2007 and December 31, 2006, the escrowed proceeds, including interest earned, totaled $8.8 million and $8.6 million, respectively.

6.           UNUSED LINES OF CREDIT:

Bank credit available to SJG totaled $176.0 million at June 30, 2007, of which $58.8 million was used. Those bank facilities consist of a $100.0 million credit facility and $76.0 million of uncommitted bank lines. The revolving credit facility expires in August 2011 and contains one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJG was in compliance with this covenant as of June 30, 2007. Borrowings under these credit facilities are at market rates. The average borrowing cost, which changes daily, was 5.70% and 5.90% at June 30, 2007 and 2006, respectively.

SJG - 13

7.           RETAINED EARNINGS:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $379.6 million at June 30, 2007.

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of June 30, 2007, these loan restrictions did not affect the amount that may be distributed from SJG’s retained earnings.

8.            PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and six months ended June 30, 2007 and 2006, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Service Cost	$427	$471	$1,260	$1,149
Interest Cost	1,028	1,524	2,954	2,940
Expected Return on Plan Assets	(1,240)	(1,964)	(3,772)	(3,759)
Amortizations:
Prior Service Cost	36	97	110	194
Actuarial Loss	296	426	747	958
Net Periodic Benefit Cost	547	554	1,299	1,482
Capitalized Benefit Costs	(266)	(238)	(633)	(637)
Total Net Periodic Benefit Expense	$281	$316	$666	$845

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Service Cost	$160	$129	$415	$258
Interest Cost	438	307	1,140	614
Expected Return on Plan Assets	(342)	(228)	(889)	(456)
Amortizations:
Prior Service Credits	(58)	(66)	(151)	(132)
Actuarial Loss	99	866	257	172
Net Periodic Benefit Cost	297	228	772	456
Capitalized Benefit Costs	(145)	(98)	(378)	(196)
Total Net Periodic Benefit Expense	$152	$130	$394	$260

Capitalized benefit costs reflected in the table above relate to our construction program.

SJG - 14

See Note 11 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2006, for additional information related to SJG’s   pension and other postretirement benefits.

9.           COMMITMENTS AND CONTINGENCIES:

Contractual Cash Obligations - SJG has incurred various contractual obligations in the normal course of activities. These obligations primarily include future cash payments required under debt agreements, commodity supply purchase agreements, regulatory agreements and construction contracts. There were no significant changes to SJG’s contractual obligations described in Note 12 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2006, except for commodity supply purchase obligations which increased by approximately  $49.4 million in total since December 31, 2006. This was primarily due to an increase in rates effective March 1, 2007 with one of our major transportation suppliers with whom we have a multi-year purchase agreement, and the extension of several of our commodity supply purchase agreements.

Environmental Remediation Costs - SJG incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. There have been no significant changes to the status of SJG’s environmental remediation efforts or the expected remediation costs since December 31, 2006 which are described in Note 12 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2006, except that the remedial action plan for Site 1 has been submitted to the New Jersey Department of Environmental Protection for approval.

SJG - 15

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Unaudited)

OVERVIEW:

Organization - SJG is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers to their customers. SJG served  331,837 customers at June 30, 2007 compared with  325,169 customers at June 30, 2006.

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

Rates and Regulation:

Temperature Adjustment Clause (TAC) - Through September 30, 2006, SJG’s tariff included a TAC to mitigate the effect of variations in heating season temperatures from historical norms. Each TAC year ran from November 1 through May 31 of the following year. Once the TAC year ended, the net earnings impact was filed with the BPU for future recovery. As a result, the cash inflows or outflows generally would not begin until the next TAC year. Because of the timing delay between the earnings impact and the recovery, the net result can be either a regulatory asset or liability. The TAC increased net income by  $1.3 million for the three months ended and $4.9 million for the six months ended June 30, 2006, as weather was  significantly warmer than the 20-year TAC average.

SJG - 16

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

The CIP protected  $1.4 million in earnings for the three months ended and $4.4 million for the six months ended June 30, 2007, which would have been lost due to warm weather and lower customer usage. Of  those amounts, the full $1.4 million was related to customer usage during  the three months ended June 30, 2007.  During the six months ended June 30, 2007, $0.2 million was related to weather and $4.2 million was related to customer usage.

Regulatory Actions - There have been no significant regulatory actions since December 31, 2006. See detailed discussions concerning Regulatory Actions in Note 2 to the Financial Statements in item 8 of SJG’s Form 10-K for the year ended December 31, 2006.

Environmental Remediation - See detailed discussion concerning Environmental Remediation in Note 12 to the Financial Statements in item 8 of SJG’s Form 10-K for the year ended December 31, 2006. There have been no significant changes to the status of SJG’s environmental remediation efforts since December 31, 2006,except that the remedial action plan for Site 1, as described in SJG’s Form 10-K, has been submitted to the New Jersey Department of Environmental Protection for approval.

Competition - See detailed discussion concerning competition in SJG’s Form 10-K for the year ended December 31, 2006.

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier.  Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. For a period of several years, marketers had successfully attracted gas commodity customers by offering natural gas at prices competitive with those available under regulated utility tariffs. However, during the third quarter of 2005, marketers found it increasingly difficult to compete with the local utility because of changing market conditions and rising gas costs. SJG’s affiliate, South Jersey Energy Company, responded by returning all of its approximately 69,000 residential gas customers to the utility during the third quarter of 2005. Beginning in the first quarter of 2006, marketers began to attract customers back through new offers. The total number of customers purchasing the gas commodity from a marketer increased from 18,789 as of June 30, 2006 to 26,661 as of June 30, 2007.

SJG - 17

RESULTS OF OPERATIONS:

The following tables summarize the composition of gas utility volumes, revenues, margin and degree days for the three and six months ended June 30 (in thousands, except for degree day data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Throughput – dth:
Firm Sales -
Residential	3,232	2,542	14,513	12,726
Commercial	931	941	3,860	4,357
Industrial	15	29	121	134
Cogeneration & Electric Generation	131	224	162	254
Firm Transportation -
Residential	273	141	1,144	466
Commercial	1,054	777	3,664	2,438
Industrial	2,957	3,406	6,068	6,908
Cogeneration & Electric Generation	713	10	1,127	12

Total Firm Throughput	9,306	8,070	30,659	27,295

Interruptible Sales	28	34	38	66
Interruptible Transportation	728	846	1,379	1,860
Off-System	3,079	4,708	9,914	8,999
Capacity Release & Storage	22,665	16,765	31,479	32,504

Total Throughput	35,806	30,423	73,469	70,724

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating Revenues:
Firm Sales -
Residential	$46,183	$46,948	$214,255	$213,384
Commercial	11,069	12,844	47,647	64,253
Industrial	1,423	948	5,406	2,962
Cogeneration & Electric Generation	1,618	2,303	2,067	3,360
Firm Transportation -
Residential	1,214	781	4,788	2,143
Commercial	2,596	2,252	9,624	6,473
Industrial	2,643	2,992	5,733	6,262
Cogeneration & Electric Generation	552	11	946	11

Total Firm Revenues	67,298	69,079	290,466	298,848

Interruptible Sales	296	370	436	769
Interruptible Transportation	475	358	938	992
Off-System	24,230	33,101	76,296	74,744
Capacity Release & Storage	3,338	1,699	5,082	6,001
Other	359	399	642	733

Total Operating Revenues	$95,996	$105,006	$373,860	$382,087

SJG - 18

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Operating Revenues:
Residential	$47,397	$47,729	$219,043	$215,527
Commercial and Industrial	17,731	19,036	68,410	79,950
Cogeneration and Electric Generation	2,170	2,314	3,013	3,371
Interruptible	771	728	1,374	1,761
Off-system, Capacity Release & Storage	27,568	34,800	81,378	80,745
Other Revenues	359	399	642	733
Total Utility Operating Revenues	$95,996	$105,006	$373,860	$382,087

Less:
Cost of Sales	$63,848	$76,040	$269,392	$284,661
Conservation Recoveries	1,042	1,751	2,255	3,968
RAC Recoveries	473	448	945	895
Revenue Taxes	1,398	1,082	5,433	4,761
Net Operating Revenues (Margin)	$29,235	$25,685	$95,835	$87,802

Margin:
Residential	$17,490	$14,929	$61,752	$53,794
Commercial and Industrial	7,625	6,753	22,985	20,920
Cogeneration and Electric Generation	620	526	979	1,045
Interruptible	41	72	98	142
Off-system, Capacity Release & Storage	599	600	1,590	2,757
Other Revenues	544	541	826	874
Margin Before Weather Normalization & Decoupling	26,919	23,421	88,230	79,532
TAC Mechanism	-	2,264	-	8,270
CIP Mechanism	2,316	-	7,605	-
Utility Net Operating Revenues (Margin)	$29,235	$25,685	$95,835	$87,802

Degree Days	547	401	2,965	2,564

Volumes - Total gas throughput increased 17.7% for the three months ended June 30, 2007, compared with the same period in 2006. Firm throughput increased 15.3% due to 36.4% colder weather and the addition of 6,668 customers.  In addition, opportunities for storage and capacity release increased substantially during the second quarter of 2007. However, due to the lower margin on capacity release and storage, coupled with our requirement to credit the BGSS with 85% of these margins, such increase in throughput had a minimal impact on SJG’s profitability.  For the six months ended June 30, 2007, total gas throughput increased 3.9% compared to the same period in 2006.  Firm throughput increased 12.3% due to 15.6% colder weather and customer growth of 2.1% over the prior year.

SJG - 19

Operating Revenues - Revenues decreased $9.0 million during the second quarter of 2007 compared with the same period in the prior year primarily due to two factors.  First, Off-System sales volume decreased as activity during the period shifted from sales, which include the cost of commodity, to Capacity Release & Storage activity, which does not include the transfer of commodity.  As a result, revenues decreased substantially; however, as indicated by the Margin table above, the net contribution to the company’s earnings were not negatively impacted by this shift in activity. Contributing to lower firm revenues was a decrease in the Basic Gas Supply Service (BGSS) gas cost recovery rate and an increase in the number of residential and commercial customers purchasing gas from third party marketers. The BGSS rate in the second quarter of 2007 was 10.8% lower than the prior year rate. Last year’s rate was higher to address under recovery of gas costs stemming from substantial increases in wholesale gas prices across the country in 2005. Transportation customers generate less revenue for the Company because they purchase the gas commodity from a third party marketer. However, as the Company does not profit from the sale of the commodity, neither BGSS rate changes nor customer migration between sales and transportation have an impact on Company profitability.

Revenues decreased $8.2 million during the first six months of 2007 compared with the same period in the prior year primarily due to lower firm revenues.  While SJG added 6,668 customers during the 12-month period ended June 30, 2007, which represents a 2.1% increase in total customers, and weather was 15.6% colder than last year during this six month period, firm sales revenue decreased notably.  This decrease resulted from the decrease in the BGSS gas cost recovery rate, as discussed above, in addition to customer migration from firm sales to firm transportation service.  The number of transportation customers increased to 26,661 at June 30, 2007 as compared to 18,789 the prior year.

Margin (pre-tax) - SJG’s margin is defined as natural gas revenues less natural gas costs; volumetric and revenue based energy taxes; and regulatory rider expenses. SJG believes that margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, energy taxes and regulatory rider expenses are passed through to customers, and therefore, they have no effect on margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the New Jersey Board of Public Utilities through SJG’s BGSS tariff.

Total margin increased $3.6 million, or 13.8%, for the three months ended June 30, 2007 compared with the same period in 2006 primarily due to customer additions, as noted above under “Operating Revenues”, and the operation of the CIP which protected $1.4 million that would have been lost due to lower customer usage.  The impact of these two factors was primarily noted in the residential and commercial markets which recognized an additional $3.4 million in margin in the second quarter of 2007 compared to the second quarter of 2006.

Total margin increased $8.0 million, or 9.1%, for the six months ended June 30, 2007 compared with the same period in 2006 primarily due to customer additions, as noted above, and the operation of the CIP.  The CIP protected $4.2 million of margin that would have been lost due to lower customer usage. Partially offsetting the positive impact of these increases were lower margins from Off-system sales (OSS), capacity release and storage.  Margin declined in these markets due to less favorable market conditions, primarily in the first quarter of 2007, and a decrease in the percentage of earnings from these sales retained by the Company in accordance with a July 2004 base rate case stipulation.  Through July 1, 2006, the company retained 20% of margins generated by OSS and related activities.  Since then the company is only permitted to retain 15% of such margins.

Operating Expenses - A summary of changes in other operating expenses (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2007 vs. 2006	2007 vs. 2006

Operations	$1,034	$1,104
Maintenance	65	132
Depreciation	267	562
Energy and Other Taxes	199	537

SJG - 20

Operations– Operations expense increased $1.0 million and $1.1 million for the three and six months ended June 30, 2007, respectively, as compared with the same periods in 2007.  The increase is primarily comprised of several factors.

For the second quarter, expense associated with the uncollectible customer account reserve increased $0.7 million due to higher levels of customer account receivables in 2007 than in 2006 as a result of higher sales late in the winter season.  Insurance expense was $0.1 million higher in 2007, as last year benefited from a refund from one of our primary insurance carriers.  Corporate governance and compliance costs also rose $0.3 million for the quarter.   Additional reasons for the increase include $0.1 million higher sales expense as promotions were run earlier during 2007 than during 2006; $0.2 million higher distribution costs during the quarter; and higher salaries due to annual increases.

For the first six months, expense associated with the uncollectible customer account reserve increased $1.0 million due to higher levels of customer account receivables in 2007 than in 2006 as a result of higher sales late in the winter season.  In addition, actual write-offs of uncollectible account balances were $0.4 million higher than last year for the six months ended.  Insurance expense was $0.2 million higher in 2007, as last year benefited from a refund from one of our primary insurance carriers. Corporate governance and compliance costs also rose $0.5 million year to date.  Additional reasons for the increase include $0.1 million higher sales expense as promotions were run earlier during 2007 than during 2006; $0.1 million in Conservation Incentive Program (CIP) expenses that did not begin to be incurred until the approval of the CIP in October 2006; and higher salaries due to annual increases.

Partially offsetting the increases above were $0.7 million and $1.7 million decreases for the three and six month periods ended June 30, 2007, respectively, in our costs under the New Jersey Clean Energy Programs (NJCEP), which have decreased as the Company is no longer managing as many plans as it had in 2006.  Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced offsetting decreases in revenues during the periods. The BPU-approved NJCEP allows for full recovery of costs, including carrying costs when applicable.  As a result, the decrease in expense had no impact on our net income.

Depreciation - Depreciation expense increased for both the three and six months ended June 30, 2007, as compared with the same period in 2006, due mainly to SJG’s continuing investment in utility plant.

Energy and Other Taxes - Energy and Other Taxes increased for both the three and six months ended June 30, 2007, compared with the same period in 2006, primarily due to higher energy-related taxes. Higher taxable firm throughput in 2007 resulted from colder weather, primarily during the first quarter.

Interest Charges– Interest charges decreased by $0.4 million and $0.3 million for the three and six months ended June 30, 2007, respectively, compared with the same periods in 2006.  These decreases are the result of lower short-term debt levels, which offset higher interest rates on such debt incurred during both periods and higher levels of long-term debt.  However, by the end of the second quarter, short-term interest rates available to SJG were below the level experienced at the same point in 2006.

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

SJG - 21

Cash Flows from Operating Activities - Cash generated from operating activities constitutes our primary source of liquidity and varies from year-to-year due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and recoveries provided through our various rate mechanisms. Net cash provided by operating activities was  $75.7 million for the  six months ended June 30, 2007, compared with  $30.0 million for the same period in 2006. Net cash provided by operating activities in the first  half of 2006 was  negatively impacted by higher unit gas costs following hurricane Katrina and their effect on inventory and accounts payable  balances at the end of 2005. In addition, SJG had deferred the payment of $16.0 million for gas delivered to storage during 2005 until the first quarter of 2006, further increasing the year-end 2005 accounts payable balance.  We did not enter into a similar supply arrangement during the 2006 injection season; therefore, the first half of 2007 did not contain any payments related to 2006 storage injections.  Finally, recoveries of previously deferred gas costs under SJG’s Basic Gas Supply Service increased $13.6 million as a result of higher sales volume, the basis for such recoveries.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital purchases was approximately $10.3 million less in the first half of 2007, compared with the same period in 2006. Accounts payable associated with SJG’s capital program were $9.0 million and $2.8 million as of December 31, 2006 and 2005, respectively.  Included in the December 31, 2005 accounts payable were costs associated with two large special projects for pipeline installation.  These balances are typically paid during the first quarter of the subsequent year.  Capital expenditures are required on an ongoing basis to support system growth and integrity in our territory.

In April 2006, SJG issued $25.0 million of secured, tax-exempt debt through the New Jersey Economic Development Authority.  Such funds can only be utilized for qualified construction activity as defined in our debt agreement.  Unused funds in the amount of $14.3 million were placed in a restricted investment account during the second quarter of 2006.

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

Bank credit available to SJG totaled $176.0 million at June 30, 2007, of which  $58.8 million was used. Those bank facilities consist of a $100.0 million revolving credit facility and $76.0 million of uncommitted bank lines. The revolving credit facility expires in August 2011 and contains one financial covenant that limits SJG’s total debt to total capitalization ratio to no more than 65%, measured on a quarterly basis. The Company is in compliance with this covenant as of June 30, 2007. Based upon the existing credit facilities and a regular dialogue with the company’s banks, management believes that there will continue to be sufficient credit available to meet SJG’s future liquidity needs.

The decrease in the net borrowings of short-term debt of  $44.7 million from December 31, 2006 to June 30, 2007, was the result of recovery of costs previously deferred under our various rate mechanisms, as well as the seasonal  improvement in cash flows during the first  half of the year as storage gas  has been sold and customer receivables from high usage periods have been collected.  Typically, SJG’s gas storage facilities are refilled in increments between April and October in preparation for the upcoming winter season.

SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, the company has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance our long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. In September 2005, SJG established a $150.0 million MTN program.  In April 2006, SJG issued $25.0 million of secured, tax-exempt debt under that program and an additional $115.0 million remains available for issuance under that program.

SJG - 22

SJG’s capital structure was as follows:

	As of June 30, 2007	As of December 31, 2006

Common Equity	51.8%	47.4%
Long-Term Debt	40.2	39.0
Short-Term Debt	8.0	13.6

Total	100.0%	100.0%

SJG’s long-term, senior secured debt is rated “A” and “Baa1” by Standard & Poor’s and Moody’s Investor Services, respectively. These ratings have not changed in the past five years.

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $379.6 million at June 30, 2007.

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Net cash outflows for construction and remediation projects for the six months ended June 30, 2007 amounted to $23.8 million and $3.2 million, respectively. Management estimates total cash outflows for construction projects for 2007, 2008 and 2009, to be approximately $49.0 million, $46.7 million and $46.8 million, respectively. Total cash outflows for remediation projects are expected to be $22.1 million, $17.9 million and $7.7 million for 2007, 2008 and 2009, respectively.

SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of June 30, 2007, average $55.2 million annually and total $245.7 million over the contracts’ lives. Approximately 46% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

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

SJG - 23

Ratio of Earnings to Fixed Charges - Our ratio of earnings to fixed charges for each of the periods indicated is as follows:

Twelve Months Ended June 30,	Year Ended December 31,

2007	2006	2005	2004	2003	2002

4.0x	3.8x	4.0x	3.9x	3.3x	2.9x

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

We transact commodities on a physical basis and typically do not enter into financial derivative positions directly. South Jersey Resources Group, LLC (SJRG), an affiliate by common ownership, manages our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. It is management’s policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. The majority of our contracts are typically less than 12-months long. The fair value and maturity of all these energy trading and hedging contracts determined using mark-to-market accounting as of June 30, 2007 is as follows (in thousands):

Assets:		Maturity	Maturity
	Source of Fair Value	<1 Year	1 - 3 Years	Total

Prices Actively Quoted	NYMEX	$1,331	$27	$1,358

Liabilities:		Maturity	Maturity
	Source of Fair Value	<1 Year	1 - 3 Years	Total

Prices Actively Quoted	NYMEX	$8,010	$121	$8,131

SJG - 24

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Contracted volumes of our NYMEX contracts are 9.0 MMDth with a weighted-average settlement price of $7.83 per dth.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2007	$(16,669)
Contracts Settled During the Six Months ended June 30, 2007, Net	9,470
Other Changes in Fair Value from Continuing and New Contracts, Net	426
Net Derivatives — Energy Related Liability, June 30, 2007	$(6,773)

The change in our derivative position from a $16.7 million liability at January 1, 2007, to a  $6.8 million liability at June 30, 2007, is primarily due to the change in value of our financial positions held with SJRG.    This change in value is primarily due to the settlement of contracts during the six months ended June 30, 2007.

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at June 30, 2007, was  $58.8 million and averaged  $57.0 million during the first  six months of 2007. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $336,000 increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2006 - 72 b.p. increase; 2005 - 191 b.p. increase; 2004 - 115 b.p. increase; 2003 - 31 b.p. decrease; and 2002 - 74 b.p. decrease. As of June 30, 2007, our average borrowing cost, which changes daily, was 5.70%.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

SJG - 25

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 23.

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

SJG - 26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
(Registrant)

Dated: August 9, 2007	By: /s/ Edward J. Graham
Edward J. Graham
President & Chief Executive Officer

Dated: August 9, 2007	By: /s/ David A. Kindlick
David A. Kindlick
Senior Vice President & Chief Financial Officer

SJG - 27