Form 10-Q
period 2007-09-30
SOUTH JERSEY GAS CO/NEW
filed 2007-11-09
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 1, 2007 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements – See Pages 3 through 15

SJG - 2

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	September 30,
	2007	2006

Operating Revenues	$84,420	$87,715

Operating Expenses:
Cost of Sales (Excluding depreciation)	62,223	65,014
Operations	10,968	11,088
Maintenance	1,544	1,454
Depreciation	6,188	5,916
Energy and Other Taxes	1,307	1,336

Total Operating Expenses	82,230	84,808

Operating Income	2,190	2,907

Other Income and Expense	157	232

Interest Charges	(5,371)	(5,736)

Loss Before Income Taxes	(3,024)	(2,597)

Income Tax Benefit	1,278	1,062

Net Loss	$(1,746)	$(1,535)

The accompanying notes are an integral part of the condensed financial statements.

SJG - 3

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Nine Months Ended
	September 30,
	2007	2006

Operating Revenues	$458,280	$469,802

Operating Expenses:
Cost of Sales (Excluding depreciation)	331,615	349,675
Operations	36,423	35,439
Maintenance	4,446	4,224
Depreciation	18,356	17,522
Energy and Other Taxes	7,803	7,295

Total Operating Expenses	398,643	414,155

Operating Income	59,637	55,647

Other Income and Expense	613	370

Interest Charges	(15,403)	(16,069)

Income Before Income Taxes	44,847	39,948

Income Taxes	(18,431)	(16,406)

Net Income	$26,416	$23,542

The accompanying notes are an integral part of the financial statements.

SJG - 4

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	September 30,
	2007	2006

Net Loss	$(1,746)	$(1,535)

Other Comprehensive Loss - Net of Tax:

Unrealized Gain on Equity Investments	41	110
Unrealized Loss on Derivatives - Other	(487)	(674)

Other Comprehensive Loss - Net of Tax	(446)	(564)

Comprehensive Loss	$(2,192)	$(2,099)

	Nine Months Ended
	September 30,
	2007	2006

Net Income	$26,416	$23,542

Other Comprehensive Income - Net of Tax:

Unrealized Gain on Equity Investments	221	199
Unrealized Gain on Derivatives - Other	192	279

Other Comprehensive Income - Net of Tax	413	478

Comprehensive Income	$26,829	$24,020

The accompanying notes are an integral part of the condensed financial statements.

SJG - 5

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended
	September 30,
	2007	2006

Net Cash Provided by Operating Activities	$67,824	$34,145

Cash Flows from Investing Activities:
Capital Expenditures	(34,386)	(47,326)
Net Proceeds from Sale of (Purchase of) Restricted Investments	4,172	(14,486)

Net Cash Used in Investing Activities	(30,214)	(61,812)

Cash Flows from Financing Activities:
Net (Repayments of) Borrowings from Lines of Credit	(25,700)	17,100
Proceeds from Issuance of Long-Term Debt	-	25,000
Principal Repayments of Long-Term Debt	(2,290)	(2,335)
Dividends on Common Stock	(9,366)	(9,951)
Payments for Issuance of Long-Term Debt	-	(971)

Net Cash (Used in) Provided by Financing Activities	(37,356)	28,843

Net Increase in Cash and Cash Equivalents	254	1,176
Cash and Cash Equivalents at Beginning of Period	1,967	2,551

Cash and Cash Equivalents at End of Period	$2,221	$3,727

Supplemental Disclosures of Noncash Investing Activities:
Capital Property and Equipment acquired on account but not
paid at quarter-end.	$5,345	$4,201

The accompanying notes are an integral part of the condensed financial statements.

SJG - 6

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30,	December 31,
	2007	2006
Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,112,940	$1,079,614
Accumulated Depreciation	(271,925)	(257,781)

Property, Plant and Equipment - Net	841,015	821,833

Investments:
Available-for-Sale Securities	6,779	6,342
Restricted Investments	4,414	8,586

Total Investments	11,193	14,928

Current Assets:
Cash and Cash Equivalents	2,221	1,967
Accounts Receivable	36,166	47,928
Accounts Receivable - Related Parties	1,375	3,939
Unbilled Revenues	8,101	34,502
Provision for Uncollectibles	(3,355)	(2,741)
Natural Gas in Storage, average cost	72,297	81,039
Materials and Supplies, average cost	1,590	1,685
Prepaid Taxes	14,592	7,774
Derivatives - Energy Related Assets	1,095	1,692
Other Prepayments and Current Assets	2,605	2,264

Total Current Assets	136,687	180,049

Regulatory and Other Noncurrent Assets:
Regulatory Assets	197,529	196,962
Unamortized Debt Issuance Costs	6,426	6,835
Accounts Receivable - Merchandise	5,746	5,950
Derivatives - Energy Related Assets	67	19
Derivatives - Other	438	148
Other	2,143	1,352

Total Regulatory and Other Noncurrent Assets	212,349	211,266

Total Assets	$1,201,244	$1,228,076

The accompanying notes are an integral part of the condensed financial statements.

SJG - 7

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	September 30,	December 31,
	2007	2006

Capitalization and Liabilities

Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	200,317	200,317
Accumulated Other Comprehensive Loss	(4,016)	(4,429)
Retained Earnings	170,613	158,617

Total Common Equity	372,762	360,353

Long-Term Debt	294,873	294,893

Total Capitalization	667,635	655,246

Current Liabilities:
Notes Payable	77,800	103,500
Current Maturities of Long-Term Debt	-	2,270
Accounts Payable - Commodity	22,063	43,687
Accounts Payable - Other	7,993	8,786
Accounts Payable - Related Parties	11,063	12,134
Derivatives - Energy Related Liabilities	5,636	18,006
Deferred Income Taxes - Net	4,434	4,049
Customer Deposits and Credit Balances	30,426	23,016
Environmental Remediation Costs	24,800	26,048
Taxes Accrued	1,810	1,961
Pension and Other Postretirement Benefits	776	776
Dividends Declared	4,683	-
Interest Accrued	5,169	6,112
Other Current Liabilities	3,524	4,904

Total Current Liabilities	200,177	255,249

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	53,104	50,797
Deferred Income Taxes - Net	165,893	164,797
Environmental Remediation Costs	53,081	41,746
Asset Retirement Obligations	24,265	23,743
Pension and Other Postretirement Benefits	29,154	29,354
Investment Tax Credits	2,230	2,470
Derivatives - Energy Related Liabilities	183	374
Other	5,522	4,300

Total Deferred Credits and Other Noncurrent Liabilities	333,432	317,581

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,201,244	$1,228,076

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

Revenue Based Taxes - SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both revenues and cost of sales and totaled  $0.9 million for each of the three month periods ended September 30, 2007 and 2006, and $6.3 million and $5.6 million for each of the nine month periods ended September 30, 2007 and 2006, respectively.

Capitalized Interest - SJG capitalizes interest on construction at the rate of return on rate base utilized by the New Jersey Board of Public Utilities (BPU) to set rates in our last base rate proceeding (See Note 2). Capitalized interest is included in Utility Plant on the condensed balance sheets. Interest Charges are presented net of capitalized interest on the condensed statements of income. SJG capitalized interest of $0.1 million for each of the three month periods ended September 30, 2007 and 2006, and $0.3 million for each of the nine month periods ended September 30, 2007 and 2006.

Derivative Instruments - As part of its gas purchasing strategy, SJG uses physical and financial contracts to hedge against forward price risk. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As of September 30, 2007 and December 31, 2006, SJG had $4.7 million and $16.7 million of costs, respectively, included in its BGSS related to open financial contracts.

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

The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense. As of September 30, 2007 and December 31, 2006, the net market value of these swaps was $0.4 million and $0.1 million, respectively.

SJG - 9

Stock-Based Compensation Plans - The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at September 30, 2007, and the assumptions used to estimate the fair value of the awards:

Grant	Shares	Fair Value	Expected	Risk-Free
Date	Outstanding	Per Share	Volatility	Interest Rate

Jan. 2005	8,126	$ 25.155	15.5%	3.4%
Jan. 2006	8,450	$ 27.950	16.9%	4.5%
Jan. 2007	9,581	$ 29.210	18.5%	4.9%

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

As of September 30, 2007, there was $0.3 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes information regarding restricted stock award activity during the nine months ended September 30, 2007, excluding accrued dividend equivalents:

Shares
Nonvested Shares Outstanding, January 1, 2007	26,738

Granted	9,628
Vested*	(10,352)
Forfeited	(1,679)
Transferred From Affiliate	1,822

Nonvested Shares Outstanding, September 30, 2007	26,157

* Actual shares awarded upon vesting, including dividend equivalents and adjustments for performance measures, totaled 17,143 shares.

During the nine months ended September 30, 2007, SJG awarded 17,143 shares to its officers at a market value of $0.6 million. During the nine months ended September 30, 2006, SJG awarded 44,575 shares at a market value of $1.3 million. As discussed earlier, SJG has a policy of purchasing shares from SJI to satisfy its obligations under this plan. Cash payments for shares of SJI common stock during the nine months ended September 30, 2007 and 2006 were approximately $1.1 million and $2.1 million, respectively, relating to stock awards and include obligations for services previously rendered by officers that are currently employed by affiliates as a result of a January 1, 2006 corporate restructuring by SJI. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

SJG - 10

New Accounting Pronouncements - On January 1, 2007, SJG adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes." This interpretation provides guidance on the recognition and measurement of uncertain tax positions in the financial statements.

As a result of the implementation of FIN 48, SJG recognized a $0.4 million reduction to beginning retained earnings as a cumulative effect adjustment and a noncurrent deferred tax asset of $1.1 million. The total unrecognized tax benefits as of January 1, 2007 were $1.5 million including $0.3 million of accrued interest and penalties.  The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not significant. SJG’s policy is to record interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively. These amounts were not significant for the three and nine months ended September 30, 2007. There have been no material changes to the unrecognized tax benefits for the three and nine months ended September 30, 2007, and SJG does not anticipate any material changes in the total unrecognized tax benefits within the next 12 months.

The unrecognized tax benefits are primarily related to an uncertainty of state income tax issues and the timing of certain deductions taken on SJI’s consolidated income tax returns, related to SJG. Federal income tax returns from 2004 forward and state income tax returns primarily from 2003 forward are open and subject to examination.

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

2.              RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the BPU. Other than the changes noted in Note 10, Subsequent Event, there have been no significant regulatory actions or changes to SJG’s rate structure since December 31, 2006. See Note 2 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2006.

SJG - 11

3.            REGULATORY ASSETS AND LIABILITIES:

Other than the Deferred Gas Costs and Revenues - Net, discussed below, there have been no significant changes to the nature of SJG’s regulatory assets and liabilities since December 31, 2006, which are described in Note 3 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2006.

Regulatory Assets consisted of the following items at (in thousands):

	September 30, 2007	December 31, 2006
Environmental Remediation Costs:
Expended - Net	$20,972	$17,743
Liability for Future Expenditures	77,881	67,905
Income Taxes-Flowthrough Depreciation	3,952	4,685
Deferred Asset Retirement Obligation Costs	21,482	21,009
Deferred Gas Costs - Net	5,581	19,698
Deferred Pension and Other Postretirement Benefit Costs	39,075	39,359
Temperature Adjustment Clause Receivable	7,958	8,996
Conservation Incentive Program Receivable	15,327	7,747
Societal Benefit Costs Receivable	2,414	6,912
Premium for Early Retirement of Debt	1,411	1,532
Other Regulatory Assets	1,476	1,376

Total Regulatory Assets	$197,529	$196,962

Regulatory Liabilities consisted of the following items at (in thousands):

	September 30, 2007	December 31, 2006
Excess Plant Removal Costs	$48,643	$48,377
Other	4,461	2,420

Total Regulatory Liabilities	$53,104	$50,797

Deferred Gas Costs and Revenues - Net - Over/under collections of gas costs are monitored through SJG’s Basic Gas Supply Service Clause (BGSS) mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The BGSS decreased from a $19.7 million regulatory asset at December 31, 2006 to a $5.6 million regulatory asset at September 30, 2007 primarily as a result of a change in the fair value of energy related derivatives resulting from an increase in the average future prices accounted for $12.5 million of the fluctuation.

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

SJG - 12

A summary of related party transactions, excluding pass-through items, included in Operating Revenues were as follows, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Revenues / Affiliates:
SJRG	$995	$14,136	$17,041	$31,498
Other	87	70	289	209
Total Operating Revenues / Affiliates	$1,082	$14,206	$17,330	$31,707

Related party transactions, excluding pass-through items, included in Operating Expenses were as follows, (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Costs of Sales / Affiliates (Excluding depreciation):
SJRG	$7,397	$11,521	$30,430	$40,809
Total Cost of Sales / Affiliates	$7,397	$11,521	$30,430	$40,809

Operations Expense / Affiliates:
SJI	$1,007	$1,135	$3,785	$5,180
SJIS	1,020	1,099	3,175	3,637
Millennium	716	690	2,128	2,046
Other	42	(89)	231	(20)
Total Operations Expense / Affiliates	$2,785	$2,835	$9,319	$10,843

5.           RESTRICTED INVESTMENTS:

In accordance with the terms of SJG’s tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of September 30, 2007 and December 31, 2006, the escrowed proceeds, including interest earned, totaled $4.4 million and $8.6 million, respectively.

6.           UNUSED LINES OF CREDIT:

Bank credit available to SJG totaled $176.0 million at September 30, 2007, of which $77.8 million was used. Those bank facilities consist of a $100.0 million credit facility and $76.0 million of uncommitted bank lines. The revolving credit facility expires in August 2011 and contains one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJG was in compliance with this covenant as of September 30, 2007. Borrowings under these credit facilities are at market rates. The average borrowing cost, which changes daily, was 5.64% and 5.73% at September 30, 2007 and 2006, respectively.

SJG - 13

7.           RETAINED EARNINGS:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $372.8 million at September 30, 2007.

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of September 30, 2007, these loan restrictions did not affect the amount that may be distributed from SJG’s retained earnings.

8.            PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and nine months ended September 30, 2007 and 2006, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Service Cost	$427	$574	$1,686	$1,723
Interest Cost	1,028	1,471	3,982	4,411
Expected Return on Plan Assets	(1,240)	(1,880)	(5,012)	(5,639)
Amortizations:
Prior Service Cost	36	97	147	291
Actuarial Loss	296	479	1,044	1,437
Net Periodic Benefit Cost	547	741	1,847	2,223
Capitalized Benefit Costs	(266)	(319)	(900)	(956)
Total Net Periodic Benefit Expense	$281	$422	$947	$1,267

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Service Cost	$160	$234	$575	$492
Interest Cost	438	1,095	1,579	1,709
Expected Return on Plan Assets	(342)	(757)	(1,232)	(1,213)
Amortizations:
Prior Service Credits	(58)	(66)	(209)	(198)
Actuarial Loss	99	420	357	592
Net Periodic Benefit Cost	297	926	1,070	1,382
Capitalized Benefit Costs	(145)	(398)	(525)	(594)
Total Net Periodic Benefit Expense	$152	$528	$545	$788

Capitalized benefit costs reflected in the table above relate to our construction program.

See Note 11 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2006, for additional information related to SJG’s   pension and other postretirement benefits.

SJG - 14

9.           COMMITMENTS AND CONTINGENCIES:

Contractual Cash Obligations - SJG has incurred various contractual obligations in the normal course of activities. These obligations primarily include future cash payments required under debt agreements, commodity supply purchase agreements, regulatory agreements and construction contracts. There were no significant changes to SJG’s contractual obligations described in Note 12 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2006, except for commodity supply purchase obligations which increased by approximately  $36.1 million in total since December 31, 2006. This was primarily due to an increase in rates effective March 1, 2007 with one of our major transportation suppliers with whom we have a multi-year purchase agreement, and the extension of several of our commodity supply purchase agreements.

Environmental Remediation Costs - SJG incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. There have been two changes to report in the status of SJG’s environmental remediation efforts and the expected remediation costs since December 31, 2006, which are described in Note 12 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2006. First, the remedial action plan for Site 1 has been submitted to the New Jersey Department of Environmental Protection for approval.  Second, the lower end of the range of expected remediation costs, which is recorded as a liability on the Condensed Balance Sheet, has increased $10.1 million since December 31, 2006.  This increase is the result of revised forecasts of cash flows for all of its sites as additional information has become available.

10.            SUBSEQUENT EVENT

In October 2007, we received provisional approval from the BPU to adjust rates in several recovery mechanisms.  These changes include a reduction in our BGSS rates which will reduce annual cost of gas recovery by approximately $36.7 million; an increase in our annual TAC rate to recover a deficiency of approximately $8.0 million; and the initial implementation of a CIP rate which is expected to recover approximately $15.5 million over the next twelve month period.  See Note 2 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2006 for additional discussions regarding each of these rate mechanisms.

SJG - 15

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Unaudited)

OVERVIEW:

Organization - SJG is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers to their customers. SJG served 331,790 customers at September 30, 2007 compared with 325,589 customers at September 30, 2006.

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

SJG - 16

Rates and Regulation:

Temperature Adjustment Clause (TAC) - Through September 30, 2006, SJG’s tariff included a TAC to mitigate the effect of variations in heating season temperatures from historical norms. Each TAC year ran from November 1 through May 31 of the following year. Once the TAC year ended, the net earnings impact was filed with the BPU for future recovery. As a result, the cash inflows or outflows generally would not begin until the next TAC year. Because of the timing delay between the earnings impact and the recovery, the net result can be either a regulatory asset or liability. The TAC increased net income by $0.1 million for the three months ended and $5.0 million for the nine months ended September 30, 2006, as weather was significantly warmer than the 20-year TAC average.

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

The CIP had no earnings impact for the three months ended and protected $4.4 million of earnings for the nine months ended September 30, 2007, which would have been lost due to warm weather and lower customer usage.  During the nine months ended September 30, 2007, $0.2 million was related to weather and $4.2 million was related to customer usage.

Regulatory Actions - Except for the rate changes discussed in Notes to the Condensed Financial Statements, Note 10 – Subsequent Event, there have been no significant regulatory actions since December 31, 2006. See detailed discussions concerning Regulatory Actions in Note 2 to the Financial Statements in item 8 of SJG’s Form 10-K for the year ended December 31, 2006.

Environmental Remediation - See detailed discussion concerning Environmental Remediation in Note 12 to the Financial Statements in item 8 of SJG’s Form 10-K for the year ended December 31, 2006. There have been two changes to report in the status of SJG’s environmental remediation efforts and the expected remediation costs since December 31, 2006, which are described in SJG’s Form 10-K as of December 31, 2006. First, the remediation action plan for Site 1 has been submitted to the New Jersey Department of Environmental Protection for approval.  Second, the lower end of the range of expected remediation costs, which is recorded as a liability on the Condensed Balance Sheet, has increased $10.1 million since December 31, 2006.  This increase is the result of revised forecasts of cash flows for all of its sites as additional information has become available.

Competition - See detailed discussion concerning competition in SJG’s Form 10-K for the year ended December 31, 2006.

SJG - 17

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier.  Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. For a period of several years, marketers had successfully attracted gas commodity customers by offering natural gas at prices competitive with those available under regulated utility tariffs. However, during the third quarter of 2005, marketers found it increasingly difficult to compete with the local utility because of changing market conditions and rising gas costs. SJG’s affiliate, South Jersey Energy Company, responded by returning all of its approximately 69,000 residential gas customers to the utility during the third quarter of 2005. Beginning in the first quarter of 2006, marketers began to attract customers back through new offers. The total number of customers purchasing the gas commodity from a marketer increased from 19,434 as of September 30, 2006 to 27,019 as of September 30, 2007.

RESULTS OF OPERATIONS:

The following tables summarize the composition of gas utility volumes, revenues, margin and degree days for the three and nine months ended September 30 (in thousands, except for degree day data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Throughput – dth:
Firm Sales -
Residential	1,556	1,414	16,069	14,140
Commercial	637	851	4,497	5,209
Industrial	17	14	138	148
Cogeneration & Electric Generation	791	810	953	1,064
Firm Transportation -
Residential	129	86	1,273	552
Commercial	607	567	4,271	3,005
Industrial	2,835	3,923	8,903	10,830
Cogeneration & Electric Generation	1,288	236	2,415	248

Total Firm Throughput	7,860	7,901	38,519	35,196

Interruptible Sales	1	6	39	72
Interruptible Transportation	722	774	2,101	2,633
Off-System	3,505	4,111	13,419	13,110
Capacity Release & Storage	23,738	20,736	55,217	53,241

Total Throughput	35,826	33,528	109,295	104,252

SJG - 18

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating Revenues:
Firm Sales -
Residential	$33,386	$28,209	$247,641	$241,593
Commercial	10,113	11,496	57,760	75,749
Industrial	1,013	665	6,419	3,627
Cogeneration & Electric Generation	6,202	6,457	8,269	9,817
Firm Transportation -
Residential	1,136	647	5,924	2,790
Commercial	2,293	1,683	11,917	8,156
Industrial	3,497	3,027	9,230	9,289
Cogeneration & Electric Generation	657	175	1,603	186

Total Firm Revenues	58,297	52,359	348,763	351,207

Interruptible Sales	14	95	450	864
Interruptible Transportation	451	332	1,389	1,324
Off-System	22,008	32,816	98,304	107,560
Capacity Release & Storage	3,324	1,796	8,406	7,797
Other	326	317	968	1,050

Total Operating Revenues	$84,420	$87,715	$458,280	$469,802

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Operating Revenues:
Residential	$34,522	$28,856	$253,565	$244,383
Commercial and Industrial	16,916	16,871	85,326	96,821
Cogeneration and Electric Generation	6,859	6,632	9,872	10,003
Interruptible	465	427	1,839	2,188
Off-system, Capacity Release & Storage	25,332	34,612	106,710	115,357
Other Revenues	326	317	968	1,050
Total Utility Operating Revenues	$84,420	$87,715	$458,280	$469,802

Less:
Cost of Sales	$62,223	$65,014	$331,615	$349,675
Conservation Recoveries	633	1,075	2,888	5,043
RAC Recoveries	472	447	1,417	1,342
Revenue Taxes	883	851	6,316	5,612
Net Operating Revenues (Margin)	$20,209	$20,328	$116,044	$108,130

Margin (pre-tax):
Residential	$11,841	$11,319	$73,593	$65,113
Commercial and Industrial	6,360	6,440	29,345	27,360
Cogeneration and Electric Generation	793	686	1,772	1,731
Interruptible	31	32	129	174
Off-system, Capacity Release & Storage	596	1,125	2,186	3,882
Other Revenues	603	485	1,429	1,359
Margin Before Weather Normalization & Decoupling	20,224	20,087	108,454	99,619
TAC Mechanism	-	241	-	8,511
CIP Mechanism	(15)	-	7,590	-
Utility Net Operating Revenues (Margin)	$20,209	$20,328	$116,044	$108,130

Degree Days	21	35	2,986	2,599

SJG - 19

Volumes - Total gas throughput increased 6.9% for the three months ended September 30, 2007, compared with the same period in 2006. Firm throughput remained relatively unchanged as would be expected during the third quarter, which has little demand for heating requirements.  However, opportunities for storage and capacity release increased during the third quarter of 2007 resulting in the overall increase in throughput.  Unfortunately the lower margin on capacity release and storage, coupled with our requirement to credit the Basic Gas Supply Service (BGSS) with 85% of these margins provides a minimal impact on SJG’s profitability.  For the nine months ended September 30, 2007, total gas throughput increased 4.8% compared to the same period in 2006.  Firm throughput increased 9.4% due to 14.9% colder weather and customer growth of 1.9% over the prior year.  In addition, year-to-date capacity release and storage has increased, as previously discussed.

Operating Revenues - Revenues decreased $3.3 million during the third quarter of 2007 compared with the same period in the prior year.  Off-System sales (OSS) volume decreased as activity during the period shifted from sales, which include the cost of commodity, to capacity release & storage activity, which does not include the transfer of commodity.  As a result, OSS revenues decreased;  however, the net contribution to the company’s earnings from these activities are not significant.  Finally, in the third quarter of 2006, OSS recognized a $4.4 million gain on a financial derivative position which did not re-occur in 2007 due to changing market conditions.  It should be noted that this $4.4 million gain only contributed $0.4 million to SJG’s bottom line after regulated sharing of 85% with ratepayers through the BGSS and taxes.  Total firm revenues increased as a result the operation of the BGSS gas cost recovery mechanism. This mechanism permitted the recognition of an additional $5.7 million in previously deferred revenue during the three months ended September 30, 2007 due to under-recoveries of commodity costs.  During the same period in 2006, SJG also under-recovered commodity costs but had no previously deferred revenue to recognize to cover this shortfall.  When this situation occurs, as it did last year, the BGSS mechanism prescribes deferral of commodity costs in order to maintain SJG’s BPU-approved sales margins.  As the Company does not profit from the sale of the commodity, neither BGSS rate changes nor the associated fluctuations in revenue and/or cost of sales have an impact on Company profitability.

Revenues decreased $11.5 million during the first nine months of 2007 compared with the same period in the prior year primarily due to lower Off-System sales revenue and lower firm revenues.  Despite comparable sales volume, Off-System sales revenue decreased substantially.  Sales revenue during the first quarter of 2006 were atypically high as it continued to reflect unusually high commodity prices, which were driven by hurricane related production disruptions in fall 2005.  In addition, 2006 also included a $4.4 million gain on a financial derivative position, as discussed above.

While SJG added 6,201 customers during the 12-month period ended September 30, 2007, which represents a 1.9% increase in total customers, and weather was 14.9% colder than last year during this nine month period, firm sales revenue decreased $2.4 million.  This decrease resulted from the decrease in the BGSS gas cost recovery rate and customer migration from firm sales to firm transportation service. The BGSS rate in 2007 was 10.8% lower than the prior year rate. Last year’s rate was higher to address under recovery of gas costs stemming from substantial increases in wholesale gas prices across the country in 2005. Transportation customers generate less revenue for the Company because they purchase the gas commodity from a third party marketer. However, as the Company does not profit from the sale of the commodity, neither BGSS rate changes nor customer migration between sales and transportation have an impact on Company profitability.  The number of transportation customers increased to 27,019 at September 30, 2007 as compared to 19,434 at September 30, 2006.

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

SJG - 20

Total margin remained relatively consistent for the three months ended September 30, 2007 compared with the same period in 2006.   Higher margin in the residential market, attributable to customer growth, was offset by lower Off-System Sales (OSS) margin in the third quarter of 2007 and a final Temperature Adjustment Clause (TAC) adjustment in the third quarter of 2006 (see Rates and Regulation for additional discussion on the TAC).  The higher OSS margin in the third quarter of 2006 resulted from a gain on a financial derivative position that was settled in that period, as discussed under Operating Revenues above.

Total margin increased $7.9 million, or 7.3%, for the nine months ended September 30, 2007 compared with the same period in 2006 primarily due to customer additions, as noted above, and the operation of the CIP.  The CIP protected $4.2 million of margin that would have been lost due to lower customer usage. Partially offsetting the positive impact of these increases were lower margins from OSS, capacity release and storage.  Margin declined in these markets due to less favorable market conditions, primarily in the first quarter of 2007, and a decrease in the percentage of earnings from these sales retained by the Company in accordance with a July 2004 base rate case stipulation.  Through July 1, 2006, the company retained 20% of margins generated by OSS and related activities.  Since then the company is only permitted to retain 15% of such margins.

Operating Expenses - A summary of changes in operating expenses (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2007 vs. 2006	2007 vs. 2006
Operations	$(120)	$984
Maintenance	90	222
Depreciation	272	834
Energy and Other Taxes	(29)	508

Operations– Operations expense increased $1.0 million for the nine months ended September 30, 2007, as compared with the same periods in 2006.  The increase is primarily comprised of several factors.

First, expense associated with the uncollectible customer account reserve increased $1.0 million due to higher levels of customer account receivables in 2007 than in 2006.  In addition, actual write-offs of uncollectible account balances were $0.5 million higher than last year for the nine months ended.   Corporate governance and compliance costs also rose $0.6 million year to date.  Additional reasons for the increase include $0.2 million for federal postage rate increase; $0.1 million higher sales expense as advertising promotions were run earlier during 2007 than during 2006; $0.3 million in Conservation Incentive Program (CIP) expenses that did not begin to be incurred until the approval of the CIP in October 2006; and higher salaries due to annual increases.

Partially offsetting the increase above was a $2.1 million decrease for the nine months ended September 30, 2007 in our costs under the New Jersey Clean Energy Programs (NJCEP), which have decreased as the Company is no longer managing as many plans as it had in 2006.  Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced offsetting decreases in revenues during the periods. The BPU-approved NJCEP allows for full recovery of costs, including carrying costs when applicable.  As a result, the decrease in expense had no impact on our net income.

Depreciation - Depreciation expense increased for both the three and nine months ended September 30, 2007, as compared with the same period in 2006, due mainly to SJG’s continuing investment in utility plant.

Energy and Other Taxes - Energy and Other Taxes increased for the nine months ended September 30, 2007, compared with the same period in 2006, primarily due to higher energy-related taxes. Higher taxable firm throughput in 2007 resulted from colder weather, primarily during the first quarter.

SJG - 21

Interest Charges– Interest charges decreased by $0.4 million and $0.7 million for the three and nine months ended September 30, 2007, respectively, compared with the same periods in 2006.  For the third quarter the decrease was the result of lower short-term interest rates and debt levels, which offset higher interest rates long-term debt.   For the nine month period, the decline in interest charges was due to lower levels of short-term debt, partially offset by higher levels of long-term debt.

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

Cash Flows from Operating Activities - Cash generated from operating activities constitutes our primary source of liquidity and varies from year-to-year due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and recoveries provided through our various rate mechanisms. Net cash provided by operating activities was $67.8 million for the nine months ended September 30, 2007, compared with $34.1 million for the same period in 2006. Net cash provided by operating activities in the first nine months of 2006 was negatively impacted by higher unit gas costs following hurricane Katrina and their effect on inventory and accounts payable balances at the end of 2005. In addition, SJG had deferred the payment of $16.0 million for gas delivered to storage during 2005 until the first quarter of 2006, further increasing the year-end 2005 accounts payable balance.  We did not enter into a similar supply arrangement during the 2006 injection season; therefore, 2007 has not reflected any payments related to 2006 storage injections.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital purchases was approximately $12.9 million less in the first nine months of 2007, compared with the same period in 2006. Accounts payable associated with SJG’s capital program were $2.8 million and $9.0 million as of December 31, 2006 and 2005, respectively.  Included in the December 31, 2005 accounts payable were costs associated with two large special projects for pipeline installation.  These balances are typically paid during the first quarter of the subsequent year.  Capital expenditures are required on an ongoing basis to support system growth and integrity in our territory.

In April 2006, SJG issued $25.0 million of secured, tax-exempt debt through the New Jersey Economic Development Authority.  Such funds can only be utilized for qualified construction activity as defined in our debt agreement.  Unused funds in the amount of $14.3 million were placed in a restricted investment account during the second quarter of 2006.  As of September 30, 2007 the restricted investment reduced to $4.4 million, with $4.5 million of the reduction having occurred in 2007.

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

SJG - 22

Bank credit available to SJG totaled $176.0 million at September 30, 2007, of which  $77.8 million was used. Those bank facilities consist of a $100.0 million revolving credit facility and $76.0 million of uncommitted bank lines. The revolving credit facility expires in August 2011 and contains one financial covenant that limits SJG’s total debt to total capitalization ratio to no more than 65%, measured on a quarterly basis. The Company is in compliance with this covenant as of September 30, 2007. Based upon the existing credit facilities and a regular dialogue with the company’s banks, management believes that there will continue to be sufficient credit available to meet SJG’s future liquidity needs.

The decrease in the net borrowings of short-term debt of  $25.7 million from December 31, 2006 to September 30, 2007, was the result of recovery of costs previously deferred under our various rate mechanisms, as well as the seasonal improvement in cash flows during the first half of the year as storage gas has been sold and customer receivables from high usage periods have been collected.  Typically, SJG’s gas storage facilities are refilled in increments between April and October in preparation for the upcoming winter season.

SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, the company has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance our long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. In September 2005, SJG established a $150.0 million MTN program and $115.0 million remains available for issuance under that program.

SJG’s capital structure was as follows:

	As of September 30, 2007	As of December 31, 2006

Common Equity	50.0%	47.4%
Long-Term Debt	39.6	39.0
Short-Term Debt	10.4	13.6

Total	100.0%	100.0%

SJG’s long-term, senior secured debt is rated “A” and “Baa1” by Standard & Poor’s and Moody’s Investor Services, respectively. These ratings have not changed in the past five years.

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $372.8 million at September 30, 2007.

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Net cash outflows for construction and remediation projects for the nine months ended September 30, 2007 amounted to $34.4 million and $3.2 million, respectively. Management estimates total cash outflows for construction projects for 2007, 2008 and 2009, to be approximately $52.8 million, $52.8 million and $52.0 million, respectively. Total cash outflows for remediation projects are expected to be $15.5 million, $21.3 million and $12.7 million for 2007, 2008 and 2009, respectively.  As discussed in Notes 2 and 12 to the Financial Statements in Item 8 of SJG’s 10-K as of December 31, 2006, environmental remediation costs are subject to recovery from insurance carriers and ratepayers.

SJG - 23

SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of September 30, 2007, average $50.4 million annually and total $232.4 million over the contracts’ lives. Approximately 46% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

Contractual Cash Obligations - Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2006. There were no significant changes to SJG’s contractual cash obligations as described therein except for commodity supply purchase obligations which increased by approximately $36.1 million in total since December 31, 2006. This was primarily due to an increase in rates effective March 1, 2007 with one of our major gas commodity suppliers with whom we have a multi-year purchase agreement. The additional commodity supply obligation is expected to be incurred as follows: 2007 - $6.4 million; 2008-2009 - $8.3 million; 2010-2011 - $9.4 million; thereafter - $12.0 million.

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

Ratio of Earnings to Fixed Charges - Our ratio of earnings to fixed charges for each of the periods indicated is as follows:

Twelve Months Ended September 30,	Year Ended December 31,

2007	2006	2005	2004	2003	2002

4.1x	3.8x	4.0x	3.9x	3.3x	2.9x

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

SJG - 24

We transact commodities on a physical basis and typically do not enter into financial derivative positions directly. South Jersey Resources Group, LLC (SJRG), an affiliate by common ownership, manages our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. It is management’s policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. The majority of our contracts are typically less than 12-months long. The fair value and maturity of all these energy trading and hedging contracts determined using mark-to-market accounting as of September 30, 2007 is as follows (in thousands):

Assets:		Maturity	Maturity
	Source of Fair Value	<1 Year	1 - 3 Years	Total

Prices Actively Quoted	NYMEX	$1,095	$67	$1,162

Liabilities:		Maturity	Maturity
	Source of Fair Value	<1 Year	1 - 3 Years	Total

Prices Actively Quoted	NYMEX	$5,636	$183	$5,819

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Contracted volumes of our NYMEX contracts are 6.1 MMDth with a weighted-average settlement price of $8.19 per dth.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2007	$(16,669)
Contracts Settled During the Nine Months ended September 30, 2007, Net	12,871
Other Changes in Fair Value from Continuing and New Contracts, Net	(859)
Net Derivatives — Energy Related Liability, September 30, 2007	$(4,657)

The change in our derivative position from a $16.7 million liability at January 1, 2007, to a $4.7 million liability at September 30, 2007, is primarily due to the change in value of our financial positions held with SJRG.    This change in value is primarily due to the settlement of contracts during the nine months ended September 30, 2007.

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at September 30, 2007, was $77.8 million and averaged $60.8 million during the first nine months of 2007. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $359,000 increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2006 - 72 b.p. increase; 2005 - 191 b.p. increase; 2004 - 115 b.p. increase; 2003 - 31 b.p. decrease; and 2002 - 74 b.p. decrease. As of September 30, 2007, our average borrowing cost, which changes daily, was 5.64%.

SJG - 25

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

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 24.

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

SOUTH JERSEY GAS COMPANY
(Registrant)

Dated: November 9, 2007	By: /s/ Edward J. Graham
Edward J. Graham
President & Chief Executive Officer

Dated: November 9, 2007	By: /s/ David A. Kindlick
David A. Kindlick
Senior Vice President & Chief Financial Officer

SJG - 27