Form 10-K
period 2007-12-31
SOUTH JERSEY GAS CO/NEW
filed 2008-03-04
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:Yes [ ]No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act:Yes [ ] No [X]

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
Large accelerated filer [ ]                                                                           Accelerated filer [ ]                                                      Non-accelerated filer [X]

SJG - 1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [X]

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
Documents Incorporated by Reference: None

SJG - 2

Forward Looking Statements

Certain statements contained in this Annual Report on form 10-K may qualify as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report should be considered forward-looking statements made in good faith by the Company and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of the Company’s documents or oral presentations, words such as “anticipate”, “believe”, “expect”, “estimate”, “forecast”, “goal”, “intend”, “objective”, “plan”, “project”, “seek”, “strategy” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include, but are not limited to the risks set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere throughout this Report. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Report. While SJG South Jersey Gas Company, Inc. (SJG or the Company) believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJG undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.

Available Information - Information regarding SJG can be found at the South Jersey Industries, Inc. (SJI) internet address, www.sjindustries.com. We make available free of charge on or through our website SJG’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The SEC maintains an Internet site that contains these reports at http://www.sec.gov. The content on any web site referred to in this filing is not incorporated by reference into this filing unless expressly noted otherwise.

PART I

Item 1. Business

Units of Measurement

For Natural Gas:
1 dth	= One decatherm
1 MMdth	= One million decatherms

SJG - 3

Description of Business

South Jersey Gas Company (SJG) is a regulated natural gas utility. SJG distributes natural gas in the seven southernmost counties of New Jersey.

Additional information on the nature of our business is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Market Risk” and Note 2, “Rates and Regulatory Actions”.

Financial Information About Reportable Segments

Not applicable.

Rates and Regulation

Information on our rates and regulatory affairs is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2, “Rates and Regulatory Actions”.

Sources and Availability of Raw Materials

Transportation and Storage Agreements

SJG has direct connections to two interstate pipeline companies, Transcontinental Gas Pipeline Corporation (Transco) and Columbia Gas Transmission Corporation (Columbia). During 2007, SJG purchased and had delivered approximately 45.7 MMdth of natural gas for distribution to both on-system and off-system customers. Of this total, 28.4 MMdth was transported on the Transco pipeline system and 17.3 MMdth was transported on the Columbia pipeline system. SJG also secures firm transportation and other long term services from three additional pipelines upstream of the Transco and Columbia systems. They include Columbia Gulf Transmission Company (Columbia Gulf), Texas Gas Transmission Corporation (Texas Gas) and Dominion Transmission, Inc. (Dominion). Services provided by these upstream pipelines are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above-mentioned pipelines are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).  Unless otherwise indicated, our intentions are to renew or extend these service agreements before they expire.

Transco:

Transco is SJG’s largest supplier of long-term gas transmission services. These services include six year-round and one seasonal firm transportation (FT) service arrangements. When combined, these services enable SJG to purchase from third parties and have delivered to its city gate stations by Transco a total of 280,525 dth of gas per day (dth/d). The terms of the year-round agreements extend for various periods through 2025, while the term of the seasonal agreement extends to 2011.

SJG also has seven long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 6.4 MMdth. Through these services, SJG can inject gas into market area storage during periods of low demand and withdraw gas at a rate of up to 124,840 dth/d during periods of high demand. The terms of the storage service agreements extend for various periods from 2008 to 2013.

Effective May 1, 2006 SJG permanently released its Transco WSS Storage Service (with a storage capacity of 4.4 MMdth and a maximum withdrawal quantity of 51,837 dth/d to SJRG resulting in significant savings in gas related costs.  This action was taken in concert with SJG’s Conservation Incentive Program.

SJG - 4

Dominion:

Entering 2007 SJG had three firm transportation services on Dominion which delivered gas to Transco’s Leidy Line for ultimate delivery to SJG city gate stations. Two of these services are associated with storage services which SJG subscribes to with Dominion and Transco, while the third provided a link between SJG’s service on Texas Gas and the Transco Leidy Line system in Pennsylvania.  As SJG opted to let its Texas Gas service expire (as noted below), it also chose to allow its FT service on Dominion (unrelated to storage), with a maximum contract quantity of 24,874 dth/d, to expire under its terms effective October 31, 2007.  This decision resulted in significant cost savings.

SJG also subscribes to a storage service with Dominion which provides a maximum withdrawal capacity of 10,000 dth/d during the period between November 16 and March 31 of winter season with 423,000 dth of storage capacity. Gas from this storage is delivered through both the Dominion and Transco pipeline systems.

     Columbia:

SJG has two firm transportation agreements with Columbia which, when combined, provide for 45,022 dth/d of firm deliverability and extend through October 31, 2009.

SJG also subscribes to a firm storage service from Columbia, through March 31, 2009, which provides a maximum withdrawal quantity of 52,891 dth/d during the winter season with an associated 3.5 MMdth of storage capacity.

Texas Gas:

SJG allowed its firm upstream transportation service on Texas Gas to expire under its terms, effective October 31, 2007, resulting in significant savings in gas supply related costs.

 Gas Supplies

SJG had two long-term gas supply agreements with a single producer and marketer that expired on October 31, 2007. Under these agreements, SJG was able to purchase a delivered quantity of up to 7.0 MMdth of natural gas per year. When advantageous to do so, SJG would purchase spot supplies of natural gas in place of or in addition to those volumes reserved under long-term agreements. In recent years, due to increased liquidity in the market place, SJG has replaced its long-term gas supply contracts with short-term agreements and uses financial contracts through SJRG to hedge against forward price risk. Short-term agreements typically extend between one day and several months in duration. As such, the above mentioned long-term contracts were not renewed.

 Supplemental Gas Supplies

During 2007 SJG entered into two seasonal Liquefied Natural Gas (LNG) sales agreements with a single third party supplier. The term of one agreement extended through October 29, 2007, and had an associated contract quantity of 220,500 dth. The second agreement, which extends through March 31, 2008, replaced the first agreement and provides SJG with up to 216,000 dth of LNG.

SJG operates peaking facilities which can store and vaporize LNG for injection into its distribution system. SJG’s LNG facility has a storage capacity equivalent to 434,300 dth of natural gas and has an installed capacity to vaporize up to 96,750 dth of LNG per day for injection into its distribution system.

SJG also operates a high-pressure pipe storage field at its New Jersey LNG facility which is capable of storing 12,420 dth of gas and injecting up to 10,350 dth/d into SJG’s distribution system.

 Peak-Day Supply

SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees fahrenheit  (F). Gas demand on such a design day was estimated for the 2007-2008 winter season to be 506,949 dth. SJG projects that it has adequate supplies and interstate pipeline entitlements to meet its design requirements. On February 5, 2007, SJG experienced its highest peak-day demand for calendar year 2007 of 432,594 dth with an average temperature of 14.02 degrees F during that day.

SJG - 5

 Natural Gas Prices

SJG’s average cost of natural gas purchased and delivered in 2007, 2006 and 2005, including demand charges, was $9.07 per dth, $9.27 per dth and $9.36 per dth, respectively.

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

Working Capital Practices

Reference is made to “Liquidity and Capital Resources” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this report.

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

Competition

Information on competition is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this report.

Research

During the last three fiscal years, SJG did not engage in research activities to any material extent.

Environmental Matters

Information on environmental matters can be found in Note 12 of the financial statements included under Item 8 of this report.

Employees

SJG had a total of 396 employees as of December 31, 2007. Of that total, 274 employees are unionized and  are covered under collective bargaining agreements that expire in January 2009. We consider relations with employees to be good.

SJG - 6

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

•
High natural gas prices could cause more of SJG’s receivables to be uncollectible. Higher levels of uncollectibles from utility customers would negatively impact SJG’s income and could result in higher working capital requirements.

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

•
Increasing interest rates will negatively impact the net income of SJG. SJG is capital intensive, resulting in the incurrence of significant amounts of debt financing. SJG has issued all long-term debt either at fixed rates or has utilized interest rate swaps to mitigate changes in floating rates. However, new issues of long-term debt and all variable rate short-term debt are exposed to the impact of rising interest rates.

•
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

•
The inability to obtain natural gas would negatively impact the financial performance of SJG.  SJG’s business is based upon the ability to deliver natural gas to customers. Disruption in the production of natural gas or transportation of that gas to SJG from its suppliers could prevent SJG from completing sales to its customers.

SJG - 7

•
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

•	Adverse results in legal proceedings could be detrimental to the financial condition of SJG. The outcomes of legal proceedings can be unpredictable and can result in adverse judgments.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal property of SJG consists of its gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG’s distribution systems for delivery to customers. As of December 31, 2007, there were approximately 107.3 miles of mains in the transmission systems and 5,721 miles of mains in the distribution systems.

SJG owns 154 acres of land in Folsom, New Jersey, which is the site of its corporate headquarters. Approximately 140 acres of this property is deed restricted.  SJG also has office and service buildings, at six other locations in the territory. There is a liquefied natural gas storage and vaporization facility at one of these locations.

As of December 31, 2007, SJG’s utility plant had a gross book value of $1,124.0 million and a net book value, after accumulated depreciation, of $847.7 million. In 2007, $49.8 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $5.6 million. Construction and remediation expenditures for 2008 are currently expected to approximate $78.5 million.

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

Item 4. Submission Of Matters To A Vote of Security Holders

Not applicable.

SJG - 8

 PART II

Item 5. Market for the Registrant’s Common Equity
 Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common equity securities of SJG, owned by its parent company, South Jersey Industries, Inc., are not traded on any stock exchange. SJG no longer has any preferred stock outstanding.

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the New Jersey Board of Public Utilities in July 2004, that granted SJG an increase in base rates. Per the order, SJG is required to maintain Total Common Equity of no less than $289.2 million. SJG’s Total Common Equity balance was $378.3 million at December 31, 2007.

SJG is also restricted under its First Mortgage Indenture, as supplemented, as to the amount of cash dividends or other distributions that may be paid on its common stock. As of December 31, 2007, these restrictions did not affect the amount that may be distributed from SJG’s retained earnings. Dividends of $18.7 million were declared and paid on SJG’s common stock in 2007 and $19.9 million were declared and paid in 2006.

Item 6. Selected Financial Data

The following financial data has been obtained from SJG’s audited financial statements:

(In Thousands of $’s)
	Year Ended December 31,

	2007		2006		2005		2004		2003

Operating Revenues	$630,547		$642,671		$587,212		$508,827		$536,442

Operating Income	$83,989		$81,209		$77,676		$71,451		$65,420

Income before Preferred Dividend Requirement	$38,025		$35,779		$34,592		$31,597		$26,743

Preferred Dividend Requirements (1)	-		-		(45)		(135)		(135)

Net Income Applicable to Common Stock	$38,025		$35,779		$34,547		$31,462		$26,608

Average Shares of Common Stock Outstanding	2,339,139		2,339,139		2,339,139		2,339,139		2,339,139

Ratio of Earnings to Fixed Charges (2)	4.1	x	3.7	x	4.0	x	3.9	x	3.3	x

	As of December 31,

	2007		2006		2005		2004		2003

Property, Plant and Equipment, Net	$847,691		$821,833		$788,787		$732,781		$684,823

Total Assets	$1,227,162		$1,228,076		$1,170,975		$1,007,733		$956,537

Capitalization:
Common Equity (3)	$378,348		$360,353		$344,568		$302,827		$266,953
Preferred Stock (1)	-		-		-		1,690		1,690
Long-Term Debt	294,873		294,893		272,235		282,008		263,781

Total	$673,221		$655,246		$616,803		$586,525		$532,424
Total Customers	335,663		330,049		322,424		313,579		304,562

(1) On May 2, 2005, we redeemed all of our 8% Redeemable Cumulative Preferred Stock.
(2) The ratio of earnings to fixed charges represents, on a pre-tax basis, the number of times earnings cover fixed charges. Earnings consist of net income, to which has been added fixed charges and taxes based on income of the company. Fixed charges consist of interest charges and preferred securities dividend requirements.

(3) Included are cash contributions to capital as follows: 2007 and 2006 - none; 2005 - $30.0 million; 2004 - $15.0 million; 2003 - $20.0 million.

SJG - 9

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

As of December 31, 2007, we served 335,663 residential, commercial and industrial customers in southern New Jersey, compared with 330,049 customers at December 31, 2006. No material part of our business is dependent upon a single customer or a few customers. Gas sales, transportation and capacity release for 2007 amounted to 141.6 MMDth (million decatherms), of which 53.4 MMDth were firm sales and transportation, 3.1 MMDth were interruptible sales and transportation and 85.1 MMDth were off-system sales and capacity release. The breakdown of firm sales and transportation includes 45.7% residential, 23.0% commercial, 23.0% industrial, and 8.3% cogeneration and electric generation. At year-end 2007, we served 312,969 residential customers, 22,220 commercial customers and 474 industrial customers.  This includes 2007 net additions of 5,050 residential customers and 564 commercial and industrial customers.

We make wholesale gas sales to gas marketers for resale and ultimate delivery to end users. These “off-system” sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed us to deliver gas at delivery points on the interstate pipeline system other than our own city gate stations and release excess pipeline capacity to third parties. During 2007, off-system sales amounted to 17.7 MMDth and capacity release amounted to 67.4 MMDth.

Supplies of natural gas available to us that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term “interruptible” is used in the sense that deliveries of natural gas may be terminated by us at any time if this action is necessary to meet the needs of higher priority customers as described in our tariffs. In 2007 usage by interruptible customers, excluding off-system customers, amounted to 3.1 MMDth, approximately 2.2% of the total throughput.

Our primary goals are to: 1) provide safe, reliable natural gas service at the lowest cost possible; 2) promote natural gas as the fuel of choice for residential, commercial and industrial customers; and 3) aid our customers in becoming more energy efficient.

SJG - 10

The following is a summary of the primary factors we expect to have the greatest impact on our performance and our ability to achieve our goals going forward:

Business Model - We are the primary focus of our parent, SJI, and will continue to account for the majority of SJI’s net income by maximizing the growth potential of our service territory.

Customer Growth — The vibrancy of the economic development in and adjacent to southern New Jersey, our primary area of operations, and related strong demand for new housing enabled our utility to increase its customer base at an average rate of 2.5% over the past five years.  In the face of well publicized issues in the new housing market during 2007, net customer growth totaled 1.7% for the year.  A smaller, but still significant driver of customer growth is conversion from other heating fuels, such as electric or oil. Conversions have historically accounted for 20-25% of annual utility customer growth. Customers in our service territory typically base their decisions to convert on comparisons of fuel costs and environmental considerations. While housing growth most significantly benefits utility performance, it also translates into additional opportunities to market retail products and services through our nonutility businesses.

Regulatory Environment - We are primarily regulated by the New Jersey Board of Public Utilities (BPU). The BPU sets the rates that we charge our rate-regulated customers for services provided and establishes the terms of service under which we operate. We expect the BPU to continue to set rates and establish terms of service that will enable us to obtain a fair and reasonable return on capital invested. The BPU approved a Conservation Incentive Program (CIP) effective October 1, 2006, discussed in greater detail under Results of Operations, that protects our net income from reductions in gas used by our residential and commercial customers.

Weather Conditions and Customer Usage Patterns - Usage patterns can be affected by a number of factors, such as wind, precipitation, temperature extremes and customer conservation. Our earnings are largely protected from fluctuations in temperatures by the CIP, which superseded the Temperature Adjustment Clause (TAC), effective October 1, 2006. The CIP has a stabilizing effect on earnings as we adjust revenues when actual usage per customer experienced during an annual period varies from an established baseline usage per customer.

Changes in Natural Gas Prices  In recent years, prices for natural gas have become increasingly volatile. Gas costs are passed on directly to customers without any profit margin added. The price charged to our periodic customers is set annually, with a regulatory mechanism in place to make limited adjustments to that price during the course of a year. In the event that gas cost increases would justify customer price increases greater than those permitted under the regulatory mechanism, we can petition the BPU for an incremental rate increase. High prices can make it more difficult for our customers to pay their bills and may result in elevated levels of bad-debt expense.

Changes in Interest Rates - We have operated in a relatively low interest rate environment over the past several years. Rising interest rates would raise the expense associated with all issuances of new debt. We have sought to mitigate the impact of a potential rising rate environment by directly issuing fixed-rate debt, or by entering into derivative transactions to hedge against rising interest rates.

Labor and Benefit Costs - Labor and benefit costs have a significant impact on our profitability. Benefit costs, especially those related to health care, have risen in recent years. We sought to manage these costs by revising health care plans offered to existing employees, capping postretirement health care benefits, and changing health care and pension packages offered to new hires.  We expect savings from these changes to gradually increase as new hires replace retiring employees. In an effort to accelerate the realization of those benefits, we offered a voluntary separation program at the end of 2007. Our workforce totaled 396 employees at the end of 2007, with 69% of that total covered under collective bargaining agreements that run through January 2009.

Balance Sheet Strength - Our goal is to maintain a strong balance sheet with an average annual equity-to-capitalization ratio of 46% to 50%. Our equity-to-capitalization ratio, inclusive of short-term debt, was 50.3% and 47.4% at the end of 2007 and 2006, respectively. A strong balance sheet permits us the financial flexibility necessary to address volatile economic and commodity markets while maintaining a low-risk platform.

SJG - 11

Critical Accounting Policies - Estimates and Assumptions - As described in the notes to our financial statements, management must make estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement benefit costs, and revenue recognition.

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

The Conservation Incentive Program (CIP) is a BPU approved three-year pilot program that began October 1, 2006, and is designed to eliminate the link between our profits and the quantity of natural gas we sell, and foster conservation efforts.  With the CIP, our profits are tied to the number of customers we serve and how efficiently we serve them, thus allowing us to focus on encouraging conservation and energy efficiency among our customers without negatively impacting our net income.  The CIP tracking mechanism adjusts earnings based on weather and also adjusts our earnings where actual usage per customer experienced during an annual period varies from an established baseline usage per customer.  Utility earnings are recognized during current periods based upon the application of the CIP.  The cash impact of variations in customer usage will result in cash being collected from, or returned to, customers during the subsequent CIP year, which runs from October 1 to September 30.

In addition to the BGSS and the CIP, other regulatory assets consist primarily of remediation costs associated with manufactured gas plant sites (discussed below under Environmental Remediation Costs), deferred pension and other postretirement benefit cost, and several other assets as detailed in Note 3 to the financial statements. If there are changes in future regulatory positions that indicate the recovery of such regulatory assets is not probable, we would charge the related cost to earnings. Currently, there are no such anticipated changes at the BPU.

Derivatives - We recognize assets or liabilities for contracts that qualify as derivatives when contracts are executed. We record contracts at their fair value in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We record changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges, net of tax, in Accumulated Other Comprehensive Loss and recognize such changes in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives not designated as hedges are recorded in earnings in the current period. In 2007, we changed our policy to no longer designate energy-related derivative instruments as cash flow hedges. Certain derivatives that result in the physical delivery of the commodity may meet the criteria to be accounted for as normal purchases and normal sales, if so designated, in which case the contract is not marked-to-market, but rather is accounted for when the commodity is delivered. Due to the application of regulatory accounting principles under FASB Statement No. 71, derivatives related to gas purchases that are marked-to-market are recorded through our BGSS.  We periodically enter into financial derivatives to hedge against forward price risk. These derivatives are recorded at fair value with an offset to regulatory assets and liabilities through our BGSS, subject to BPU approval (See Notes 2 and 3 to the financial statements). We adjust the fair value of the contracts each reporting period for changes in the market. We derive the fair value for most of the energy-related contracts from markets where the contracts are actively traded and quoted. For other contracts, we use published market surveys and, in certain cases, unrelated third parties to validate managements estimates of contracts’ current value. Market quotes tend to be more plentiful for contracts maturing in two years or less.

SJG - 12

Environmental Remediation Costs - We estimate future costs based on projected investigation and work plans using existing technologies. We estimate the range of future costs from $73.9 million to $233.5 million. In preparing financial statements, we record liabilities for future costs using the lower end of the range because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. We update estimates each year to take into account past efforts, changes in work plans, remediation technologies, government regulations and site specific requirements (See Note 12 to the financial statements).

Pension and Other Postretirement Benefit Costs - The costs of providing pension and other postretirement employee benefits are impacted by actual plan experience as well as assumptions of future experience. Employee demographics, plan contributions, investment performance, and assumptions concerning mortality, return on plan assets, discount rates and health care cost trends all have a significant impact on determining our projected benefit obligations. We evaluate these assumptions annually and adjust them accordingly. These adjustments could result in significant changes to the net periodic benefit costs of providing such benefits and the related liabilities recognized by us.   In 2006 we changed to more current mortality tables (to the RP 2000 table) which resulted in an increase in benefit costs.  However, a 20 basis point increase in the discount rate and higher than expected returns on plan assets during 2006 more than offset this increase and resulted in a net decrease to benefit costs in 2007.  Further, an additional 32 basis point increase in the discount rate, higher than expected returns on plan assets during 2007, and a pension contribution in the first quarter of 2008 are expected to further reduce such benefit costs in 2008.

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

In October 2006, the BPU approved the Conservation Incentive Program (CIP) as a three-year pilot program.  Each CIP year begins October 1 and ends September 30 of the subsequent year.  On a monthly basis during the CIP year, we record adjustments to earnings based on weather and customer usage factors, as incurred.  Subsequent to each year, we make filings with the BPU to review and approve amounts recorded under the CIP.  BPU approved cash inflows or outflows generally will not begin until the next CIP year and have no impact on earnings at that time.

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

SJG - 13

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

Temperature Adjustment Clause (TAC) - Through September 30, 2006, our tariff included a TAC to mitigate the effect of variations in heating season temperatures from historical norms. The TAC has since been replaced with the Conservation Incentive Program (discussed below). Each TAC year ran from November 1 through May 31 of the following year. Once the TAC year ended, the net earnings impact was filed with the BPU for future recovery. As a result, the cash inflows or outflows generally would not begin until the next TAC year. Because of the timing delay between the earnings impact and the recovery, the net result could be either a regulatory asset or liability.

Conservation Incentive Program (CIP) - The CIP is a BPU approved three-year pilot program that began October 1, 2006, and is designed to eliminate the link between our profits and the quantity of natural gas we sell, and foster conservation efforts. With the CIP, our profits are tied to the number of customers we serve and how efficiently we serve them, thus allowing us to focus on encouraging conservation and energy efficiency among our customers without negatively impacting our net income.  The CIP tracking mechanism adjusts earnings based on weather, as did the TAC, and also adjusts our earnings when actual usage per customer experienced during an annual period varies from an established baseline usage per customer.

Similar to the TAC, utility earnings are recognized during current periods based upon the application of the CIP. The cash impact of variations in customer usage will result in cash being collected from, or returned to, customers during the subsequent CIP year, which runs from October 1 to September 30.

The effects of the TAC and the CIP on our net income for the last three years and the associated weather comparisons were as follows ($’s in millions):

	2007	2006	2005
Net Income Benefit/(Reduction):
TAC	$-	$5.1	$(0.2)
CIP – Weather Related	1.6	2.9	-
CIP – Usage Related	5.9	1.7	-
Total Net Income Benefit/(Reduction)	$7.5	$9.7	$(0.2)

Weather Compared to 20-Year TAC Average	3.2% warmer	15.0 % warmer	3.0 % colder
Weather Compared to Prior Year	13.8% colder	17.5 % warmer	2.9 % colder

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

SJG - 14

Environmental Remediation - See detailed discussion concerning Environment Remediation in Note 12 to the financial statements.

Competition - Our franchises are non-exclusive. Currently, no other utility provides retail gas distribution services within our territory. We do not expect any other utilities to do so in the foreseeable future because of the extensive investment required for utility plant and related costs. We compete with oil, propane and electricity suppliers for residential, commercial and industrial users, with alternative fuel source providers (wind, solar and fuel cells) based upon price, convenience and environmental factors, and with other marketers/brokers in the selling of wholesale natural gas services. The market for natural gas commodity sales is subject to competition due to deregulation. We enhanced our competitive position while maintaining margins by using an unbundled tariff. This tariff allows full cost-of-service recovery, when transporting gas for our customers. Under this tariff, we profit from transporting, rather than selling, the commodity. Our residential, commercial and industrial customers can choose their supplier while we recover the cost of service through transportation service (see Customer Choice Legislation below).

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility.  The number of customers purchasing their natural gas from marketers averaged 25,309, 16,392 and 60,934 during 2007, 2006 and 2005, respectively.

RESULTS OF OPERATIONS:

The following table summarizes the composition of selected gas utility  data for the three years ended December 31 (in thousands, except for customer and degree day data):

	2007		2006		2005
Utility Throughput – dth:
Firm Sales -
Residential	22,523	16%	19,830	15%	19,464	12%
Commercial	6,339	4%	6,958	5%	7,607	5%
Industrial	193	-	296	-	204	-
Cogeneration and electric generation	1,335	1%	1,103	1%	1,743	1%
Firm Transportation -
Residential	1,870	1%	956	1%	5,755	4%
Commercial	5,927	4%	4,420	3%	5,267	3%
Industrial	12,107	9%	11,970	9%	12,920	8%
Cogeneration and electric generation	3,088	2%	2,625	2%	3,604	2%

Total Firm Throughput	53,382	37%	48,158	36%	56,564	35%

Interruptible Sales	68	-	93	-	119	-
Interruptible Transportation	3,002	2%	3,474	3%	2,836	2%
Off-System	17,686	13%	18,221	13%	15,045	9%
Capacity Release	67,430	48%	66,458	48%	86,119	54%

Total Throughput	141,568	100%	136,404	100%	160,683	100%

SJG - 15

Utility Operating Revenues:
Firm Sales-
Residential	$342,809	54%	$334,201	52%	$252,150	43%
Commercial	80,237	13%	99,578	15%	88,321	15%
Industrial	8,381	1%	6,590	1%	4,428	1%
Cogeneration and electric generation	11,722	2%	10,746	2%	17,916	3%
Firm Transportation -
Residential	8,982	1%	4,768	1%	25,296	4%
Commercial	17,299	3%	12,510	2%	14,043	3%
Industrial	12,229	2%	11,351	2%	11,437	2%
Cogeneration and electric generation	1,847	-	1,552	-	1,821	-

Total Firm Revenues	483,506	76%	481,296	75%	415,412	71%

Interruptible Sales	785	-	1,109	-	1,498	-
Interruptible Transportation	1,970	-	1,868	-	1,898	-
Off-System	131,586	22%	147,180	23%	153,637	27%
Capacity Release	11,208	2%	9,656	2%	12,808	2%
Other	1,492	-	1,562	-	1,959	-

Total Utility Operating Revenues	$630,547	100%	$642,671	100%	$587,212	100%

Less:
Cost of sales	453,034		472,286		414,952
Conservation recoveries *	4,458		6,862		7,933
RAC recoveries *	2,056		1,807		2,180
Revenue taxes	8,850		7,890		9,089
Utility Margin	$162,149		$153,826		$153,058

Margin:
Residential	$102,077	63%	$90,442	59%	$102,706	67%
Commercial and industrial	40,036	25%	38,129	25%	40,862	27%
Cogeneration and electric generation	2,212	1%	2,189	1%	2,514	2%
Interruptible	195	-	226	-	249	-
Off-system & capacity release	2,994	2%	4,711	3%	4,697	3%
Other revenues	1,952	1%	1,871	1%	2,319	1%
Margin before weather normalization & decoupling	149,466	92%	137,568	89%	153,347	100%
TAC mechanism	-	-	8,511	6%	(289)	-
CIP mechanism	12,683	8%	7,747	5%	-	-
Utility Margin	$162,149	100%	$153,826	100%	$153,058	100%

Number of Customers at Year End:
Residential	312,969	93%	307,919	93%	300,652	93%
Commercial	22,220	7%	21,652	7%	21,322	7%
Industrial	474	-	478	-	450	-
Total Customers	335,663	100%	330,049	100%	322,424	100%

Annual Degree Days:	4,488		3,943		4,777

* Represents revenues for which there is a corresponding charge in operating expenses. Therefore, such recoveries have no impact on our financial results.

SJG - 16

Throughput - Total gas throughput increased 3.8% compared with 2006, to 142 MMDth in 2007. While firm throughput accounted for the entire increase, the residential market reflected the greatest improvement by adding 3.6 MMDth over 2006 as a result of 23.3% colder weather and 5,050 additional residential customers in 2007. In 2006, total gas throughput decreased 15.1% compared with 2005, to 136 MMDth. The lower throughput was primarily due to significantly warmer weather experienced during 2006, as previously discussed under the TAC and CIP, which lowered sales and demand for capacity release.

Operating Revenues - Revenues decreased $12.1 million during 2007, compared with 2006, primarily due to lower Off-System sales revenue.  Despite comparable sales volume, Off-System sales revenue decreased substantially.  Sales revenue during the early part of 2006 was atypically high as it reflected unusually high commodity prices, which were driven by hurricane related production disruptions in fall 2005.  In addition, OSS recognized a $4.4 million gain on a financial derivative position in 2006 which did not re-occur in 2007 due to changing market conditions.  It should be noted that this $4.4 million gain only contributed $0.4 million to SJG’s bottom line after regulated sharing of 85% with ratepayers through the BGSS and taxes.

While SJG added 5,614 customers during the 12-month period ended December 31, 2007, which represents a 1.7% increase in total customers, and weather was 23.3% colder than last year, firm sales revenue only experienced a modest increase of $2.2 million as a result of a decrease in the BGSS gas cost recovery rate and customer migration from firm sales to firm transportation service. The BGSS rate in 2007 was 10.8% lower than the prior year rate. Last year’s rate was higher to address under recovery of gas costs stemming from substantial increases in wholesale gas prices across the country in 2005. In addition, the average number of transportation customers increased to 25,309 in 2007 as compared to 16,392 in 2006. Transportation customers generate less revenue for the Company because they purchase the gas commodity from a third party marketer. However, as the Company does not profit from the sale of the commodity, neither BGSS rate changes nor customer migration between sales and transportation have an impact on Company profitability.

Revenues increased $55.5 million in 2006, compared with 2005, primarily due to three factors. First, we added 7,625 customers in 2006, which represented a 2.4% increase in total customers. Second, the average number of transportation customers decreased 73.1%, from 60,934 in 2005 to 16,392 in 2006. As previously discussed, the migration of customers from transportation service back to sales service has a direct impact on utility revenues as charges for gas costs are included in sales revenues and not in transportation revenues. Third, we were granted two BGSS rate increases as a result of substantial increases in wholesale natural gas prices across the country. The first increase in September 2005, resulted in a 4.4% increase in the average residential customer’s bill and 5.0% in the average commercial/industrial customer’s bill. The second was effective in December 2005, and resulted in a 24.3% increase in the average residential customer’s bill and 28.4% in the average commercial/industrial customer’s bill. Since gas costs are passed on directly to customers without any profit margin added by us, these BGSS rate increases did not impact our profitability.

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

Margin  - Our margin is defined as natural gas revenues less natural gas costs; volumetric and revenue based energy taxes; and regulatory rider expenses. We believe that margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, energy taxes and regulatory rider expenses are passed through to customers, and therefore, have no effect on our profitability. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the New Jersey Board of Public Utilities through our BGSS tariff.

SJG - 17

Total margin in 2007 increased $8.3 million from 2006 primarily due to customer additions and the positive impact from a full year of the usage related component of the CIP. As previously discussed, the CIP mechanism replaced the TAC effective October 1, 2006 and takes into account variations in customer usage factors due to weather as well as all other variations.  The usage related component of the CIP added $10.1 million to margin in 2007 as compared to $2.8 million for 2006, as the CIP was only in effect during the fourth quarter of 2006. Customer additions and temperatures that were much closer to normal in 2007 versus 2006 increased margins in the both the Residential and Commercial classes. However, due to the colder weather in 2007, the weather related component of the CIP generated less of a contribution to margin, since SJG had already benefited from the higher sales volume as reflected in the margin table above. Partially offsetting the positive impacts noted above were lower margins from OSS and capacity release. Margin declined in these markets due to less favorable market conditions, primarily in the first quarter of 2007, and a decrease in the percentage of earnings from these sales retained by the Company in accordance with a July 2004 base rate case stipulation. Through July 1, 2006, the Company retained 20% of margins generated by OSS and related activities. Since then the Company is only permitted to retain 15% of such margins.

Total margin for 2006 was comparable to the 2005 total margin; however, residential margins were much lower in 2006, than compared with 2005. This decrease was offset by contributions to net income from the TAC and CIP, which together, accounted for 11% of the 2006 total margin. Weather was substantially warmer in 2006 as compared to 2005, a year in which the TAC represented only a negligible portion of total margin. The CIP added $7.7 million to margin in 2006, related to the 2006-2007 winter season. Of this amount $4.9 million was related to weather variations and $2.8 million was related to other customer usage variations. Had the CIP not been implemented, our margins and net income would have been significantly lower.

Operating Expenses - A summary of changes in other operating expenses (in thousands):

	2007 vs. 2006	2006 vs. 2005

Operations	$1,745	$(4,992)
Maintenance	807	(276)
Depreciation	1,106	1,602
Energy and Other Taxes	690	(1,742)

Operations – Operations expense increased $1.7 million during 2007, as compared with 2006.  The increase is primarily comprised of several factors. First, expense associated with the Provision for Uncollectibles increased $1.2 million due to higher levels of customer account receivables in 2007 than in 2006.  In 2007 the Provision for Uncollectibles had increased $0.5 million in comparison with a decrease of $0.7 million in 2006 as a result of annual fluctuations in customer account receivable balances.  Corporate support, governance and compliance costs, primarily attributable to our parent, SJI, also rose $1.1 million as a result of various studies and initiatives undertaken by the Company.  Additional reasons for the increase include $0.3 million for billing and collection costs including a federal postage rate increase;  $0.2 million in employee severance costs that were not incurred during 2006; $0.3 million in Conservation Incentive Program (CIP) expenses that did not begin to be incurred until the approval of the CIP in October 2006; $0.3 million increase in sales expense primarily related to a customer conversion program aimed at converting residential consumers to natural gas heating systems; and higher employee compensation costs.

Partially offsetting the increase above was a $2.4 million decrease in 2007 in our costs under the New Jersey Clean Energy Programs (NJCEP), which have decreased as the Company is no longer managing as many plans as it had in 2006.  Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting decrease in revenue during 2007 (see preceding margin table). The BPU-approved NJCEP allows for full recovery of costs, including carrying costs when applicable.  As a result, the decrease in expense had no impact on our net income.

SJG - 18

Operations expense decreased $5.0 million during 2006, compared with 2005, as a result of several factors. First, there was a $1.1 million decrease in 2006 in our costs under the New Jersey Clean Energy Program (NJCEP). As previously discussed, such costs are recovered on a dollar-for-dollar basis and had no impact on net income. Second, the Provision for Uncollectibles decreased $0.7 million from December 31, 2005 to December 31, 2006 in  relation to a decrease in customer account receivables, inclusive of Unbilled Revenues.  During 2005, the Provision for Uncollectibles had increased $0.6 million, resulting in a net change of $1.3 million in expense when comparing 2006 with 2005.  Third, our regulatory expenses decreased $0.7 million in 2006, primarily as a result of amortization of previously deferred expenses related to our 2004 base rate proceeding with the BPU. Such costs were fully amortized as of December 31, 2005. Fourth, we also experienced lower pension and postretirement benefit costs during 2006. Such reductions were the result of earnings on additional contributions to the plans, the transfer of employees to SJI Services, LLC (SJIS) effective January 1, 2006, and savings resulting from the early retirement plan (ERIP) offered in 2004 and 2005. The total cost of providing the ERIP in 2005, including monetary incentives, was $1.8 million. There was no ERIP offered in 2006. Finally, we also experienced a significant decrease in compensation and healthcare costs as a result of the transfer of approximately 10% of our workforce to SJIS. While much of those costs were charged back to us for services rendered, increased activity and growth in SJI’s non-utility entities resulted in a net savings to us. Additional information regarding compensation can be found in Note 1 to the financial statements under Stock-Based Compensation Plans.

Maintenance – Maintenance expense increased $0.8 million during 2007, compared with 2006, primarily due to a $0.5 million increase in environmental remediations expense amortization.  As discussed in Notes 2 and 3 to the Financial Statements, these costs are recovered from ratepayers; therefore, SJG experienced an offsetting increase in revenue during 2007.  An additional $0.3 million increase resulted from incremental maintenance requirements of our LNG and distribution plant, including BPU mandated meter protection surveys to ensure public safety.

Depreciation - Depreciation expense increased $1.1 million and $1.6 million in 2007 and 2006, respectively, due mainly to our continuing investment in utility plant. SJG’s investment in utility plant during 2007, 2006 and 2005 was $48.1 million, $61.4 million and $70.1 million, respectively.

Energy and Other Taxes - Energy and Other Taxes increased in 2007, compared with 2006, primarily due to higher energy-related taxes based on increased taxable firm throughput and revenues in 2007.  Higher taxable firm throughput in 2007 resulted from colder weather and customer growth in 2007.  Energy and Other Taxes decreased in 2006, compared with 2005, primarily due to lower energy-related taxes based on lower sales volumes in 2006 coupled with a reduction in payroll taxes as a result of the transfer of employees to SJI Services, LLC.

Other Income and Expense - Other income and expense increased in 2006, compared with 2005, primarily as a result of $0.5 million in earnings on our restricted investments related to the issue of our variable-rate bonds in April 2006 and a $0.3 million improvement in the earnings performance of our available-for-sale securities over prior year. These securities represent assets held in trusts for the payment of postretirement healthcare costs.  Both investments noted above continued to yield comparable contributions to our net income in both 2007 and 2006.

Interest Charges - Interest charges decreased by $1.1 million in 2007, compared with 2006, due primarily to lower average levels of short-term debt. Short-term debt levels declined primarily due to lower gas cost and inventory levels, which offset the impact of higher average short-term interest rates for the full year.

Interest charges increased by $3.9 million in 2006, compared with 2005, due primarily to higher levels of short-term debt and higher interest rates on short-term debt. Short-term debt levels rose to support our capital expenditures that had not been financed with long-term debt, and costs not yet collected from customers for gas previously consumed. A steep rise in short-term interest rates for that period was driven by a series of interest rate hikes enacted by the Federal Reserve Bank in 2005 and 2006.

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

SJG - 19

Cash Flows from Operating Activities - Cash generated from operating activities constitutes our primary source of liquidity and varies from year-to-year due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and recoveries provided through our various rate mechanisms. Net cash provided by operating activities was $89.4 million in 2007, $50.7 million in 2006, and $42.5 million in 2005. Cash provided by operating activities increased in 2007, as compared with 2006, primarily as a result of the accounts payable pattern in 2007 not having a high carry-over balance from the prior year end.  Net cash provided by operating activities in 2006 was negatively impacted by higher unit gas costs following hurricane Katrina and the impact of those costs on inventory and accounts payable balances at the end of 2005.  In addition, SJG had deferred the payment of $16.0 million for gas delivered to storage during 2005 until the first quarter of 2006, further increasing the year-end 2005 accounts payable balance.  We did not enter into similar supply arrangements during the 2006 or 2007 injection seasons.  Therefore, 2007 results do not reflect any payments related to 2006 storage injections or accounts payable at year-end related to 2007 storage injections. Cash provided by operating activities increased in 2006, as compared with 2005, as a result of several factors. First, lower accounts receivable levels, as well as higher over-collections related to budget billings, were experienced due to much warmer weather in the fourth quarter of 2006, as compared with the same period in 2005. Higher customer credit balances related to our budget billing program occurred as enrolled customers are billed a fixed amount each month based on normal weather expectations. Second, additional cash was derived from a sale of inventory gas to our affiliate, SJRG, in 2006 in the amount of $13.0 million (See Note 4 to the financial statements). The proceeds from this sale were credited to our BGSS which, along with higher BGSS rates put into place in mid-December 2005, enabled us to generate cash inflows in 2006 related to gas cost recoveries despite lower consumption levels due to warm weather. Third, inventory purchases required less cash in 2006, as commodity prices were not as high as in 2005. We also purchased less inventory in 2006, as compared with 2005, due to unseasonably warm weather in 2006. These cash sources were partially offset by lower consumption levels in 2006 that resulted in reduced recoveries of our rate mechanisms such as the RAC and SBC. Cash flows related to gas purchases were also negatively impacted in 2006 as we paid for gas purchased at unusually high prices at the end of 2005 due to the impact of hurricanes on gas production.

Cash Flows from Investing Activities - We have a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital purchases was $13.4 million less in 2007, as compared with 2006, primarily due to infrastructure improvements made in previous years that continue to support SJG’s growth.  Cash used for capital purchases was approximately $8.7 million less in 2006, compared with 2005, due to cash outflows for three large pipeline installation projects in 2005 that were necessary to support the growth in our territory. This was offset by the investment of $8.6 million of net proceeds from the issue of our variable-rate debt as such amounts have not yet been drawn down for their intended capital purpose.   In April 2006, SJG issued $25.0 million of secured, tax-exempt debt through the New Jersey Economic Development Authority.  Such funds can only be utilized for qualified construction activity as defined in our debt agreement.  Unused funds in the amount of $14.3 million were placed in a restricted account during the second quarter of 2006.  Funds from that account were used to finance capital expenditures totaling $6.3 million and $5.7 million in 2007 and 2006, respectively.

Cash Flows from Financing Activities - We use short-term borrowings under lines of credit from commercial banks to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, we refinance short-term debt incurred to finance capital expenditures with long-term debt. Debt is incurred primarily to expand and upgrade our gas transmission and distribution system and to support seasonal working capital needs related to inventories and customer receivables.  No long-term debt was issued in 2007.

Bank credit available to us totaled $176.0 million at December 31, 2007, of which $78.3 million was used. Those bank facilities consist of a $100.0 million revolving credit facility and $76.0 million of uncommitted bank lines. In August 2006, we replaced our existing revolving credit with a new $100.0 million revolver that expires in August 2011. The revolving credit facility contains one financial covenant that limits our total debt to total capitalization ratio to no more than 65%, measured on a quarterly basis. We were in compliance with this covenant as of December 31, 2007. Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our business’ future liquidity needs.

SJG - 20

Our net borrowings of short-term debt decreased by $25.2 million from 2006 to 2007 due to the increase in cash flows from operating activities discussed previously. The increase in our net borrowings of short-term debt of $16.5 million from 2005 to 2006, resulted from the underrecovery of costs that had not yet been collected under our various rate mechanisms, capital expenditures only partially financed with long-term debt, and payments for storage gas deferred from 2005 to 2006.

We supplement our operating cash flow and credit lines with both debt and equity capital. Over the years, we have used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance our long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. We currently have in place a $150.0 million MTN program under which $115.0 million remains available for issuance. We repaid long-term debt totaling $2.3 million, $2.3 million and $22.8 million in 2007, 2006 and 2005, respectively.

SJI contributed no capital to us in 2007 and 2006; however, they did contribute $30.0 million to us in 2005. Contributions of capital are credited to Other Paid-in Capital and Premium on Common Stock.

As of December 31, our capital structure was as follows:

	2007	2006

Common Equity	50.3%	47.4%
Long-Term Debt	39.3%	38.7%
Short-Term Debt	10.4%	13.9%

Total	100.0%	100.0%

Our long-term, senior secured debt is rated “A” and “Baa1” by Standard & Poor’s and Moody’s Investor Services, respectively. These ratings have not changed in at least the past five years.

We are restricted as to the amount of cash dividends or other distributions that may be paid on our common stock by an order issued by the BPU in July 2004, that granted us an increase in base rates. Per the order, we are required to maintain total common equity of no less than $289.2 million. Our total common equity balance was $378.3 million at December 31, 2007.

COMMITMENTS AND CONTINGENCIES:

We have a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net cash outflows for construction and remediation projects for 2007 amounted to $48.1 million and $10.9 million, respectively. We estimate total cash outflows for construction and remediation projects for 2008, 2009 and 2010, to be approximately $78.5 million, $67.3 million and $59.2 million, respectively.

We have certain commitments for both pipeline capacity and gas supply for which we pay fees regardless of usage. Those commitments as of December 31, 2007, average $49.8 million annually and total $219.1 million over the contracts’ lives. Approximately 44% of the financial commitments under these contracts expire during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. We recover all prudently incurred fees through rates via the Basic Gas Supply Service clause.

SJG - 21

The following table summarizes our contractual cash obligations and their applicable payment due dates as of December 31, 2007 (in thousands):

		Up to	Years	Years	More than
Contractual Cash Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Principal Payments on Long-Term Debt	$294,873	$-	$10,000	$27,187	$257,686
Interest on Long-Term Debt	217,636	16,993	33,987	31,019	135,637
Operating Leases	137	88	49	-	-
Commodity Supply Purchase Obligations	219,114	50,962	76,160	23,891	68,101
New Jersey Clean Energy Program (Note 2)	10,542	10,542	-	-	-
Other Purchase Obligations	643	643	-	-	-

Total Contractual
Cash Obligations	$742,945	$79,228	$120,196	$82,097	$461,424

  Interest on Long-Term Debt includes the impact of the related interest rate swap agreements on variable rate debt.  Expected environmental remediation costs and asset retirement obligations are not included in the table above as the total obligation cannot be calculated due to the subjective nature of these costs and timing of anticipated payments. As discussed in Note 11 to the financial statements, we made a pension contribution of approximately $4.8 million in the first quarter of 2008; however, changes in future investment performance and discount rates may result in additional contributions.  Furthermore, future pension contributions beyond 2008 cannot be determined at this time. Our regulatory obligation to contribute $3.6 million annually to our postretirement benefit plans’ trusts, as discussed in Note 11 to the financial statements, is also not included as its duration is indefinite.

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

We transact commodities on a physical basis and typically do not enter into financial derivative positions directly. South Jersey Resources Group, LLC, an affiliate by common ownership, manages our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. It is management’s policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. The majority of our contracts are typically less than 12-months long. The fair value and maturity of all these energy trading and hedging contracts determined using mark-to-market accounting as of December 31, 2007 is as follows (in thousands):

SJG - 22

Assets:		Maturity	Maturity
	Source of Fair Value	<1 Year	1 - 3 Years	Total

Prices Actively Quoted	NYMEX	$991	$93	$1,084
Other External Sources	Basis	1,245	-	1,245
Total		$2,236	$93	$2,329

Liabilities:		Maturity	Maturity
	Source of Fair Value	<1 Year	1 - 3 Years	Total

Prices Actively Quoted	NYMEX	$(3,601)	$(61)	$(3,662)
Other External Sources	Basis	(759)	-	(759)
Total		$(4,360)	$(61)	$(4,421)

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX and Basis contracts are 8.3 MMDth with a weighted-average settlement price of $8.39 per dth.

A reconciliation of our estimated net fair value of energy-related derivatives, including energy trading and hedging contracts follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2007	$(16,669)
Contracts Settled During 2007, Net	16,531
Other Changes in Fair Value from Continuing and New Contracts, Net	(1,954)
Net Derivatives — Energy Related Liability, December 31, 2007	$(2,092)

The change in our derivative position from a $16.7 million liability at December 31, 2006 to a $2.1 million liability at December 31, 2007 is primarily due to the change in value of our financial positions held with SJRG.  This change in value is primarily due to the settlement of contracts during the twelve months ended December 31, 2007.

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at December 31, 2007, was $78.3 million and averaged $66.3 million during 2007. The months where average outstanding variable-rate debt was at its highest and lowest levels were January, at  $107.7 million, and May, at $20.0 million. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $391,000 increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2007 – 36 b.p. decrease; 2006 - 72 b.p. increase; 2005 - 191 b.p. increase; 2004 - 115 b.p. increase; and 2003 - 31 b.p. decrease. As of December 31, 2007, our average borrowing cost, which changes daily, was 5.30%.

We issue long-term debt either at fixed rates or use interest rate derivatives to reduce exposure to changing interest rates on variable-rate, long-term debt. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

However, during 2008, due to general market conditions, the demand for auction-rate securities has been disrupted, resulting in increased interest rate volatility for tax-exempt auction-rate debt.  As a result, the $25.0 million of tax-exempt auction-rate debt issued by the Company is exposed to changes in interest rates that may not be completely mitigated by the related interest rate derivatives.

SJG - 23

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
South Jersey Gas Company
Folsom, New Jersey

We have audited the accompanying balance sheets of South Jersey Gas Company (the “Company”) as of December 31, 2007 and 2006, and the related statements of income, changes in common equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of South Jersey Gas Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, in 2007 the Company changed its method of accounting for income taxes to conform to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, and in 2006 the Company changed its method of accounting for stock-based compensation to conform to FASB Statement No. 123(R), Share-Based Payment.  As discussed in Note 11 to the financial statements, in 2006 the Company changed its method of accounting for postretirement benefits to conform to FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).  Also as discussed in Note 1 to the financial statements, in 2005 the Company changed its method of accounting for asset retirement obligations to conform to FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 29, 2008

SJG - 24

SOUTH JERSEY GAS COMPANY
STATEMENTS OF INCOME
(In Thousands)
	Year Ended December 31,
	2007	2006	2005

Operating Revenues	$630,547	$642,671	$587,212

Operating Expenses:
Cost of Sales (Excluding depreciation)	453,034	472,286	414,952
Operations	51,736	49,991	54,983
Maintenance	6,345	5,538	5,814
Depreciation	24,614	23,508	21,906
Energy and Other Taxes	10,829	10,139	11,881

Total Operating Expenses	546,558	561,462	509,536

Operating Income	83,989	81,209	77,676

Other Income and Expense	1,673	1,480	212

Interest Charges	(20,985)	(22,099)	(18,156)

Income Before Income Taxes	64,677	60,590	59,732

Income Taxes	(26,652)	(24,811)	(25,185)

Net Income Applicable to Common Stock	$38,025	$35,779	$34,547

The accompanying notes are an integral part of the financial statements.

SJG - 25

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CASH FLOWS
(In Thousands)
	Year Ended December 31,
	2007	2006	2005

Cash Flows from Operating Activities:
Net Income	$38,025	$35,779	$34,547
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	29,317	28,140	27,303
Provision for Losses on Accounts Receivable	2,672	1,284	2,073
TAC/CIP Receivable	(7,946)	(15,740)	291
Deferred Gas Costs - Net of Recoveries	7,755	18,694	(34,585)
Deferred SBC Costs - Net of Recoveries	3,960	(4,221)	1,871
Environmental Remediation Costs - Net of Recoveries	(10,926)	(10,840)	(6,655)
Deferred and Noncurrent Income Taxes and Credits - Net	12,957	4,426	25,662
Additional Pension Contributions	-	-	(1,390)
Gas Plant Cost of Removal	(1,275)	(1,369)	(985)
Changes in:
Accounts Receivable	(8,528)	9,658	(22,829)
Inventories	24,884	11,099	(23,579)
Prepaid and Accrued Taxes - Net	(2,099)	4,997	(5,934)
Other Prepayments and Current Assets	(14)	594	(780)
Gas Purchases Payable	(8,817)	(40,270)	59,001
Accounts Payable and Other Accrued Liabilities	9,787	11,605	(13,246)
Other Assets	(121)	1,978	336
Other Liabilities	(272)	(5,120)	1,423

Net Cash Provided by Operating Activities	89,359	50,694	42,524

Cash Flows from Investing Activities:
Capital Expenditures	(48,070)	(61,440)	(70,120)
Merchandise Loans	(4,123)	(3,342)	(4,425)
Proceeds from Merchandise Loans	3,877	3,707	4,831
Purchase of Restricted Investment with Escrowed Loan Proceeds	(363)	(14,661)	-
Proceeds from Sale of Restricted Investment from Escrowed Loan Proceeds	6,710	6,075	-

Net Cash Used in Investing Activities	(41,969)	(69,661)	(69,714)

Cash Flows from Financing Activities:
Net (Repayments of) Borrowing from Lines of Credit	(25,160)	16,500	34,000
Proceeds from Issuance of Long-Term Debt	-	25,000	10,000
Principal Repayments of Long-Term Debt	(2,290)	(2,345)	(22,773)
Redemption of Preferred Stock	-	-	(1,690)
Dividends on Common Stock	(18,732)	(19,902)	(22,502)
Premium for Early Retirement of Debt	-	-	(184)
Payments for Issuance of Long-Term Debt	-	(1,051)	(420)
Additional Investment by Shareholder	-	-	30,000
Excess Tax Benefit from Restricted Stock Plan	55	181	-

Net Cash (Used in) Provided by Financing Activities	(46,127)	18,383	26,431

Net Increase (Decrease) in Cash and Cash Equivalents	1,263	(584)	(759)
Cash and Cash Equivalents at Beginning of Period	1,967	2,551	3,310

Cash and Cash Equivalents at End of Period	$3,230	$1,967	$2,551

Supplemental Disclosures of Cash Flow Information:
Interest (Net of Amounts Applicable to Gas Cost
Overcollections and Amounts Capitalized)	$20,863	$21,832	$18,899
Income Taxes (Net of Refunds)	$15,684	$11,309	$8,434

Supplemental Disclosures of Noncash Investing Activities:
Capital property and equipment acquired on
account but not paid at year-end	$4,182	$2,819	$8,990

The accompanying notes are an integral part of the financial statements.

SJG - 26

SOUTH JERSEY GAS COMPANY
BALANCE SHEETS
(In Thousands)
	December 31,
	2007	2006
Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,123,992	$1,079,614
Accumulated Depreciation	(276,301)	(257,781)

Property, Plant and Equipment - Net	847,691	821,833

Investments:
Available-for-Sale Securities	6,714	6,342
Restricted Investments	2,239	8,586

Total Investments	8,953	14,928

Current Assets:
Cash and Cash Equivalents	3,230	1,967
Accounts Receivable	48,984	47,928
Accounts Receivable - Related Parties	2,267	3,939
Unbilled Revenues	41,576	34,502
Provision for Uncollectibles	(3,265)	(2,741)
Natural Gas in Storage, average cost	56,404	81,039
Materials and Supplies, average cost	1,436	1,685
Prepaid Taxes	10,849	7,774
Derivatives - Energy Related Assets	2,236	1,692
Other Prepayments and Current Assets	2,278	2,264

Total Current Assets	165,995	180,049

Regulatory and Other Noncurrent Assets:
Regulatory Assets	188,688	196,962
Unamortized Debt Issuance Costs	6,307	6,835
Prepaid Pension	1,472	-
Accounts Receivable - Merchandise	6,118	5,950
Derivatives - Energy Related Assets	93	19
Derivatives - Other	-	148
Other	1,845	1,352

Total Regulatory and Other Noncurrent Assets	204,523	211,266

Total Assets	$1,227,162	$1,228,076

The accompanying notes are an integral part of the financial statements.

SJG - 27

SOUTH JERSEY GAS COMPANY
BALANCE SHEETS
(In Thousands, except for share data)

	December 31,
	2007	2006

Capitalization and Liabilities

Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	200,317	200,317
Accumulated Other Comprehensive Loss	(5,356)	(4,429)
Retained Earnings	177,539	158,617

Total Common Equity	378,348	360,353

Long-Term Debt	294,873	294,893

Total Capitalization	673,221	655,246

Current Liabilities:
Notes Payable	78,340	103,500
Current Maturities of Long-Term Debt	-	2,270
Accounts Payable - Commodity	34,870	43,687
Accounts Payable - Other	13,650	8,786
Accounts Payable - Related Parties	22,417	12,134
Derivatives - Energy Related Liabilities	4,360	18,006
Deferred Income Taxes - Net	11,582	4,049
Customer Deposits and Credit Balances	18,067	23,016
Environmental Remediation Costs	25,447	26,048
Taxes Accrued	2,937	1,961
Pension Benefits	765	776
Interest Accrued	6,245	6,112
Other Current Liabilities	5,777	4,904

Total Current Liabilities	224,457	255,249

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	55,779	50,797
Deferred Income Taxes - Net	168,254	164,797
Environmental Remediation Costs	48,433	41,746
Asset Retirement Obligations	24,364	23,743
Pension and Other Postretirement Benefits	24,682	29,354
Investment Tax Credits	2,149	2,470
Derivatives - Energy Related Liabilities	61	374
Derivatives - Other	618	-
Other	5,144	4,300

Total Regulatory and Other Noncurrent Liabilities	329,484	317,581

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$1,227,162	$1,228,076

The accompanying notes are an integral part of the financial statements.

SJG - 28

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CHANGES IN COMMON EQUITY AND COMPREHENSIVE INCOME
(In Thousands)

	Common Stock	Other Paid-In Capital & Premium on Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2005	$5,848	$170,317	$(4,033)	$130,695	$302,827
Net Income				34,547	34,547
Other Comprehensive Income (Loss), Net of Tax: (a)
Minimum Pension Liability Adjustment			423		423
Unrealized Gain on Available-for-Sale Securities			63		63
Unrealized Loss on Derivatives			(790)		(790)
Other Comprehensive Loss, Net of Tax: (a)					(304)
Comprehensive Income					34,243
Additional Investment by Shareholder		30,000			30,000
Cash Dividends Declared - Common Stock				(22,502)	(22,502)

Balance at December 31, 2005	5,848	200,317	(4,337)	142,740	344,568
Net Income				35,779	35,779
Other Comprehensive Income (Loss), Net of Tax: (a)
Minimum Pension Liability Adjustment			(442)		(442)
Unrealized Gain on Available-for-Sale Securities			54		54
Unrealized Gain on Derivatives			296		296
Other Comprehensive Loss, Net of Tax: (a)					(92)
Comprehensive Income					35,687
Cash Dividends Declared - Common Stock				(19,902)	(19,902)

Balance at December 31, 2006	5,848	200,317	(4,429)	158,617	360,353
Cumulative Effect Adjustment (b)	-	-	-	(371)	(371)

Balance at January 1, 2007, as adjusted	5,848	200,317	(4,429)	158,246	359,982
Net Income				38,025	38,025
Other Comprehensive Income (Loss), Net of Tax (a)
Postretirement Liability Adjustment			(307)		(307)
Unrealized Loss on Available-for-Sale Securities			(195)		(195)
Unrealized Loss on Derivatives			(425)		(425)
Other Comprehensive Loss, Net of Tax (a)					(927)
Comprehensive Income					37,098
Cash Dividends Declared - Common Stock				(18,732)	(18,732)

Balance at December 31, 2007	$5,848	$200,317	$(5,356)	$177,539	$378,348

Disclosure of Changes in Accumulated Other Comprehensive Loss Balances (a)
(In Thousands)

		Postretirement Plan Liability Adjustment	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized (Loss) Gain on Derivatives	Accumulated Other Comprehensive Loss

Balance at January 1, 2005		$(3,921)	$91	$(203)	$(4,033)
Changes During Year		423	63	(790)	(304)
Balance at December 31, 2005		(3,498)	154	(993)	(4,337)
Changes During Year		(442)	54	296	(92)
Balance at December 31, 2006		(3,940)	208	(697)	(4,429)
Changes During Year		(307)	(195)	(425)	(927)
Balance at December 31, 2007		$(4,247)	$13	$(1,122)	$(5,356)

(a) Determined using a combined statutory tax rate of 41.08% in 2007 and 2006 and 40.85% in prior years.
(b) Due to the implementation of FIN 48. See Note 1.

The accompanying notes are an integral part of the financial statements.

SJG - 29

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

We collect certain revenue-based energy taxes from our customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both revenues and cost of sales and totaled $8.8 million, $7.9 million and $9.1 million in 2007, 2006 and 2005, respectively.

Accounts Receivable and Provision for Uncollectible Accounts - Accounts receivable are carried at the amount owed by customers. A provision for uncollectible accounts is established based on our collection experience and an assessment of the collectibility of specific accounts.

Natural Gas in Storage – Natural Gas in Storage is reflected at average cost on the balance sheets, and represents natural gas that will be utilized in the ordinary course of business.

SJG - 30

Property, Plant & Equipment - For regulatory purposes, utility plant is stated at original cost, which may be different than our cost if the assets were acquired from another regulated entity. The cost of adding, replacing and renewing property is charged to the appropriate plant account. Utility Plant balances as of December 31, 2007 and 2006 were comprised of the following (in thousands):

	2007	2006
Utility Plant:
Production Plant	$302	$302
Storage Plant	11,582	11,576
Transmission Plant	149,542	147,891
Distribution Plant	919,205	878,168
General Plant	37,136	35,529
Other Plant	3,665	3,394
Utility Plant in Service	1,121,432	1,076,860
Construction Work in Progress	2,560	2,754

Total Utility Plant	$1,123,992	$1,079,614

Asset Retirement Obligations - On December 31, 2005, the Company adopted FASB Interpretation No. 47, "Accounting for Conditional Retirement Obligations.” Obligations are recorded on the balance sheet under Asset Retirement Obligations (ARO).  The amounts included in ARO are primarily related to the legal obligations we have to cut and cap our gas distribution pipelines when taking those pipelines out of service in future years. These liabilities are generally recognized upon the acquisition or construction of the asset. The related asset retirement cost is capitalized concurrently by increasing the carrying amount of the related asset by the same amount as the liability. Changes in the liability are recorded for the passage of time (accretion) or for revisions to cash flows originally estimated to settle the ARO.

ARO activity during 2007 and 2006 was as follows (in thousands):

	2007	2006
AROs as of January 1,	$23,743	$22,505
Accretion	498	953
Additions	174	290
Settlements	(51)	(5)
AROs as of December 31,	$24,364	$23,743

Depreciation - We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.3% in 2007 and 2006, and 2.4% in 2005. Under our 2004 rate case settlement, our composite depreciation rate was reduced from 2.9% to 2.4% effective July 8, 2004 (See Note 2). The actual composite rate may differ from the approved rate as the asset mix changes over time. Except for retirements outside of the normal course of business, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage.

Capitalized Interest - We capitalize interest on construction at the rate of return on rate base utilized by the BPU to set rates in our last base rate proceeding (See Note 2). Capitalized interest is included in Utility Plant on the balance sheets. Interest Charges are presented net of capitalized interest on the statements of income. We capitalized interest of $0.4 million in 2007 and 2006, and $1.2 million in 2005.

Impairment of Long-Lived Assets - We review the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the years ended 2007, 2006 and 2005, no significant impairments were identified.

SJG - 31

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

We account for derivative instruments in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We record all derivatives, whether designated in hedging relationships or not, on the balance sheets at fair value unless the derivative contracts qualify for the normal purchase and sale exemption. In general, if the derivative is designated as a fair value hedge, we recognize the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk in earnings. We currently have no fair value hedges. If the derivative is designated as a cash flow hedge, we record the effective portion of the hedge in Accumulated Other Comprehensive Loss and recognize it in the income statement when the hedged item affects earnings. We recognize ineffective portions of cash flow hedges immediately in earnings. In 2007, we changed our policy to no longer designate energy-related derivative instruments as cash flow hedges. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment or forecasted transaction.

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

Due to the application of regulatory accounting principles under FASB Statement No. 71, the costs or benefits of derivative contracts related to gas purchases are recovered through our Basic Gas Supply Service (BGSS) Clause, subject to BPU approval (See Note 2). As of December 31, 2007 and 2006, we had $2.1 million and $16.7 million of costs, respectively, included in our BGSS related to open financial contracts (See Note 3).

From time to time we enter into interest rate derivatives and similar agreements to hedge exposure to increasing interest rates, and the impact of those rates on our cash flows with respect to our variable-rate debt. We have designated and account for these interest rate derivatives as cash flow hedges.

We previously used derivative transactions known as “Treasury Locks” to hedge against the impact on our cash flows of possible interest rate increases on debt issued in September 2005.  The initial $1.4 million cost of the Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the 30 year life of the associated debt issue.  As of December 31, 2007, the unamortized balance is approximately $1.3 million.

We currently have two long-term interest rate swaps under which we pay a fixed interest rate at 3.43% through January 2036 on $25.0 million of variable-rate, tax-exempt debt which was issued in April 2006. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense.

SJG - 32

As of December 31, 2007,  the unrealized loss on these interest rate derivative agreements was ($0.6) million and is included on the balance sheet under the caption Regulatory and Other Noncurrent Liabilities: Derivatives - Other. The recorded balance as of December 31, 2007 represents the amount we would have expected to pay to the counterparties if the contracts had been terminated on that date. As of December 31, 2006, the  unrealized gain on interest rate derivative agreements was $0.1 million and was included on the balance sheet under the caption Regulatory and Other Noncurrent Assets: Derivatives - Other. The recorded balance as of December 31, 2006 represents the amount we would have expected to receive from the counterparties if the contracts had been terminated on that date. As of December 31, 2007 and 2006, we determined that the swaps were highly effective; therefore, we recorded the changes in fair value of the swaps along with the cumulative unamortized costs, net of taxes, in Accumulated Other Comprehensive Loss.

We determined the fair value of derivative instruments by reference to quoted market prices of listed contracts, published quotations or quotations from unrelated third parties.

Stock-Based Compensation Plans - On January 1, 2006, SJI adopted FASB Statement No. 123(R), “Share-Based Payment,” which revised FASB Statement No. 123, and superseded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” As the vesting requirements under the plan are contingent upon market and service conditions, Statement No. 123(R) requires SJI to measure and recognize stock-based compensation expense in its financial statements based on the fair value at the date of grant for share-based awards. Since Officers and other key employees of SJG participate in the Stock Option, Stock Appreciation Rights and Restricted Stock Award Plan (“Plan”) of SJI, changes in accounting for share-based payments also impact us. In accordance with Statement No. 123(R), SJI is recognizing compensation expense on a straight-line basis over the requisite service period for: (i) awards granted on, or after, January 1, 2006 and (ii) unvested awards previously granted and outstanding as of January 1, 2006. In addition, SJI identifies specific forfeitures of share-based awards and compensation expense is adjusted accordingly over the requisite service period.  Compensation expense is not adjusted based on the actual achievement of performance goals. The fair value of Officers’ restricted stock awards on the date of grant is estimated using a Monte Carlo simulation model.

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

We are allocated a portion of SJI's compensation cost during the vesting period.  Upon vesting, we make a cash payment to SJI equal to the amounts accrued as compensation cost during the vesting period. For shares granted on, or after, January 1, 2006, the accrued liability and payment is based on the grant date fair value of the restricted stock award earned by the employee at the date of vesting. As a result of this policy, we accrue a liability and record compensation cost on a straight-line basis over the requisite three-year service period based on the grant date fair value. For unvested awards previously granted and outstanding as of January 1, 2006, the payment is based on the sum of (i) amounts previously accrued as liabilities for such awards as of December 31, 2005, and (ii) the grant date fair value of the remaining services as of January 1, 2006 on such awards, as determined on a basis consistent with those awards granted on, or after, January 1, 2006. Since the inception of the Plan, our expense recognition policy has been consistent with the expense recognition policy at SJI.

The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at December 31, 2007, and the assumptions used to estimate the fair value of the awards (adjusted for a June 2005 two-for-one stock split):

Grant	Shares	Fair Value	Expected	Risk-Free
Date	Outstanding	Per Share	Volatility	Interest Rate

Jan. 2005	8,126	$25.155	15.5%	3.4%
Jan. 2006	8,450	$27.950	16.9%	4.5%
Jan. 2007	9,526	$29.210	18.5%	4.9%

SJG - 33

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

For the years ended December 31, 2007, 2006 and 2005, the cost of restricted stock awards was $0.2 million, $0.2 million and $2.8 million, respectively. Of these costs, $0.1 million, $0.1 million and $0.9 million, respectively, were capitalized to Utility Plant. The significant decrease in costs subsequent to 2005 resulted from: the transfer of a majority of the officers to SJI and SJI Services, LLC, an affiliate by common ownership, upon an SJI corporate restructuring effective January 1, 2006 (See Note 4); officer retirements during 2006; and the methodology change resulting from adopting FAS123(R) as discussed below.

As of December 31, 2007, there was $0.2 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

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

The following table summarizes information regarding restricted stock award activity during 2007, excluding accrued dividend equivalents:

Shares
Nonvested Shares Outstanding, January 1, 2007	26,738
Granted	9,628
Vested*	(10,352)
Cancelled/Forfeited	(1,734)
Transferred From Affiliate	1,822
Nonvested Shares Outstanding, December 31, 2007	26,102

* Actual shares awarded upon vesting, including dividend equivalents and adjustments for performance measures, totaled 17,143 shares.

During 2007, SJI awarded 17,143 shares to our officers at a market value of $0.6 million. During 2006, 44,575 shares were awarded to our officers at a market value of $1.3 million. As discussed earlier, we have a policy of making cash payments to  SJI to satisfy our allocated obligations under this plan. Cash payments to  SJI during 2007 and 2006, were approximately $1.1 million and $2.1 million, respectively, relating to stock awards and include obligations for services previously rendered by officers that are currently employed by affiliates as a result of a January 1, 2006 corporate restructuring by SJI. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

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

SJG - 34

New Accounting Pronouncements - On January 1, 2007 SJG adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” This Interpretation provides guidance on the recognition and measurement of uncertain tax positions in the financial statements. As a result of the implementation of FIN 48, SJG recognized a $0.4 million reduction to beginning retained earnings as a cumulative effect adjustment and a noncurrent deferred tax asset of $1.1 million.  The total unrecognized tax benefits as of January 1, 2007 were $1.1 million, not including $0.4 million of accrued interest and penalties. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$1,112
Increase as a result of tax positions taken in prior years	28
Decrease due to a lapse in the statute of limitations	(233)
Balance at December 31, 2007	$907

The total unrecognized tax benefits as of December 31, 2007 is $0.9 million, not including $0.5 million of accrued interest and penalty.  The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not significant.  Our policy is to record interest and penalties related to unrecognized tax benefits as interest expense and other expense respectively. These amounts were not significant in 2007. There have been no material changes to the unrecognized tax benefits during 2007 and we do not anticipate any significant changes in the total unrecognized tax benefits within the next 12 months.

The unrecognized tax benefits are primarily related to an uncertainty of state income tax issues and the timing of certain deductions taken on our income tax returns.  Federal income tax returns from 2004 forward and state income tax returns primarily from 2003 forward are open and subject to examination.

In September 2006, the FASB issued its Staff Position (FSP) on “Accounting for Planned Major Maintenance Activities.” This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. This FSP was effective in 2007 and did not have a material effect on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007.  However, for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, FAS 157 is effective in fiscal years beginning after November 15, 2008.  Management does not anticipate that the adoption of this statement will have a material effect on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The statement permits entities to choose to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for the first fiscal year beginning after November 15, 2007. Management does not anticipate that the adoption of this statement will have a material effect on our financial statements.

CORRECTION IN THE PRESENTATION OF THE STATEMENT OF CASH FLOWS - The following items represent corrections, during 2007, of the presentation of certain amounts from prior years Statements of Cash Flows:

•
Cash flows related to merchandise loans to customers for the purpose of attracting conversions to natural gas heating systems should have been classified under the caption Cash Flows from Investing Activities on the Statements of Cash Flows. Accordingly, cash outflows for loans originated of $3.3 million in 2006 and $4.4 million in 2005 and cash inflows from the principal collection on these loans of $3.7 million in 2006 and $4.8 million in 2005 are now included within Cash Flows from Investing Activities. The overall net impact resulted in $0.4 million of Cash Flows from Operating Activities for each of the years ended December 31, 2006 and 2005 now being included within Cash Flows from Investing Activities.

SJG - 35

•
Cash flows related to unused loan proceeds that are held in restricted escrow accounts were incorrectly presented on a net basis within Cash Flows from Investing Activities on the Statements of Cash Flows. Accordingly, purchases of restricted investments with unused loan proceeds of $14.7 million in 2006 is now included in Purchase of Restricted Investments with Escrowed Loan Proceeds and proceeds from the sale of these restricted investments of $6.1 million in 2006 are now included in Proceeds from Sale of Restricted Investments from Escrowed Loan Proceeds. This change had no overall impact on total Cash Flows from Investing Activities on the Statements of Cash Flows.

These changes did not impact previously reported revenue or net income and are considered immaterial to the overall presentation of our financial statements.

2.     RATES AND REGULATORY ACTIONS:

Base Rates - In July 2004 the BPU approved our current rate structure based on a 7.97% rate of return on rate base that included a 10.0% return on common equity.  We were also permitted to recover regulatory assets contained in our petition and to reduce our composite depreciation rate from 2.9% to 2.4%.  Included in the base rate increase was also a change to the sharing of pre-tax margins on interruptible, off system sales and transportation.  The sharing of pre-tax margins begins from dollar one, with our retaining 20% through June 30, 2006.  Effective July 1, 2006, the 20% retained by us decreased to 15% of such margins.

Rate Mechanisms - Our tariff, a schedule detailing the terms, conditions and rate information applicable to our various types of natural gas service, as approved by the BPU, has several primary rate mechanisms as discussed in detail below:

Basic Gas Supply Service (BGSS) Clause - The BGSS price structure was approved by the BPU in January 2003, and allows us to recover all prudently incurred gas costs. BGSS charges to customers can be either monthly or periodic. Monthly BGSS charges are applicable to large use customers and are referred to as monthly because the rate changes on a monthly basis pursuant to a BPU-approved formula based on commodity market prices. Periodic BGSS charges are applicable to lower usage customers, which include all of our residential customers, and are evaluated at least annually by the BPU. However, to some extent, more frequent rate changes to the periodic BGSS are allowed. We collect gas costs from customers on a forecasted basis and defer periodic over/under recoveries to the following BGSS year, which runs from October 1 though September 30. If we are in a net cumulative undercollected position, gas costs deferrals are reflected on the balance sheet as a regulatory asset. If we are in a net cumulative overcollected position, amounts due back to customers are reflected on the balance sheet as a regulatory liability. We pay interest on net overcollected BGSS balances at the rate of return on rate base of 7.97% utilized by the BPU to set rates in our last base rate proceeding.

Regulatory actions regarding the BGSS were as follows:

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

•	December 2005 - The BPU approved on a provisional basis, an $85.7 million increase to our rates, effective December 15, 2005.

SJG - 36

•
March 2006 - The BPU approved a global settlement, effective April 1, 2006, which among other items, fully resolved our 2004-2005 BGSS filing and certain issues in our 2005-2006 BGSS filing. The net impact of our global settlement was a $4.4 million reduction to annual revenues; however, this reduction had no impact on net income as there was a corresponding reduction in expense. In addition, a pilot storage incentive program was approved. This program began during the second quarter of 2006 and will continue for three summer injection periods through 2008. It is designed to provide us with the opportunity to achieve BGSS price reductions and additional price stability. It will also provide us with an opportunity to share in storage-related gains and losses, with 20% being retained by us, and 80% being credited to customers. Total storage-related gains for 2007 and 2006 were $2.3 million and $1.6 million, respectively, under this storage incentive program.

•
June 2006 - We made our annual periodic BGSS filing with the BPU requesting a $19.7 million, or 4.4%, decrease in gas cost recoveries in response to decreasing wholesale gas costs, an $11.5 million benefit derived from the release of a storage facility and the liquidation of some low-cost base gas during the second quarter.

•
September 2006 - The BPU approved on a provisional basis, a $38.7 million, or 8.6%, annual decrease in gas cost recoveries due to the continuing decrease in wholesale gas costs subsequent to our June 2006 filing, an agreement to utilize gas from a released storage facility for the upcoming winter, and a credit to gas costs for previously overcollected state taxes.

•
June 2007 – We made our annual periodic BGSS filing with the BPU requesting a $16.9 million, or 5.0%, decrease in gas cost recoveries in response to decreasing wholesale gas costs and a $5.4 million benefit derived from the Company electing not to extend the terms of two firm transportation contracts beyond their primary terms.

•
October 2007 – The BPU approved on a provisional basis, a $36.7 million, or 11%, annual decrease in gas cost recoveries due to the continuing decrease in wholesale gas costs subsequent to our June 2007 filing.

Temperature Adjustment Clause (TAC) - The TAC provided stability to our earnings by normalizing the impact of colder-than-normal and warmer-than-normal weather through September 30, 2006, when it was replaced by the Conservation Incentive Program. Each TAC year began October 1 and ended May 31 of the subsequent year. We recorded the earnings impact of TAC adjustments as incurred on a monthly basis during the TAC year. Subsequent to each TAC year, we made a filing with the BPU requesting the return or recovery of amounts recorded under the TAC. BPU-approved cash inflows or outflows generally did not begin until the next TAC year. TAC adjustments affected revenue, earnings and cash flows since colder-than-normal weather generated credits to customers, while warmer-than-normal weather resulted in additional charges to customers. As of December 31, 2007 and 2006, our balance sheets include a TAC receivable of $6.5 million and $9.0 million, respectively, under the caption Regulatory Assets.

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

•
October 2007 – The BPU approved on a provisional basis, our 2005-2006 TAC filing, which superseded our 2004-2005 TAC filing.  The effect of this action resulted in an $8.0 million increase in annual revenues.

SJG - 37

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

•	June 2007 – We made our first annual CIP filing, requesting recovery of $14.3 million in deficiency.

•	October 2007 – The BPU approved on a provisional basis, recovery of $15.5 million in deficiency of which $9.1 million was non-weather related.

Societal Benefits Clause (SBC) - The SBC allows us to recover costs related to several BPU-mandated programs. Within the SBC are a Remediation Adjustment Clause (RAC), a New Jersey Clean Energy Program (NJCEP), a Universal Service Fund (USF) program and a Consumer Education Program (CEP).

Regulatory actions regarding the SBC, with the exception of USF which requires separate regulatory filings, were as follows:

•	November 2005 - We made our annual SBC filing, requesting a $6.1 million reduction in annual recoveries.

•	March 2006 - As part of the global settlement discussed under BGSS above, our September 2004 SBC filing was fully resolved effective April 1, 2006.

•	October 2006 - We made our annual SBC filing, superseding our 2005 SBC filing, requesting a $0.4 million reduction in annual SBC recoveries.

•	December 2007 – We made our annual SBC filing, superseding our 2005 and 2006 SBC filings, requesting a $7.4 million increase in annual SBC recoveries.

Remediation Adjustment Clause (RAC) - The RAC recovers environmental remediation costs of 12 former gas manufacturing plants (See Note 12). The BPU allows us to recover such costs over 7-year amortization periods. The net between the amounts actually spent and amounts recovered from customers is recorded as a regulatory asset, Environmental Remediation Cost Expended - Net. Note that RAC activity affects revenue and cash flows but does not directly affect earnings because of the cost recovery over 7-year amortization periods. As of December 31, 2007 and 2006, we reflected the unamortized remediation costs of $26.0 million and $17.9 million, respectively, on the balance sheet under Regulatory Assets (See Note 3). Since implementing the RAC in 1992, we have recovered $43.1 million through rates.

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

SJG - 38

Separate regulatory actions regarding the USF were as follows:

•
April 2005 - We made our annual USF filing, along with the state’s other electric and gas utilities, proposing no rate change to the statewide program. This rate proposal was approved by the BPU in June 2005.

•
July 2006 - We made our annual USF filing, along with the state’s other electric and gas utilities, proposing to increase annual statewide gas revenues to $115.3 million, an increase of $68.5 million. This rate proposal was approved by the BPU in October 2006, on an interim basis, and was designed to increase our annual USF revenues by $7.7 million. The revised rates were effective from November 1, 2006 through September 30, 2007.

•
July 2007 – We made our annual USF filing, along with the state’s other electric and gas utilities, proposing to decrease annual statewide gas revenues to $78.1 million.  This rate proposal was approved by the BPU in October 2007, on an interim basis, and is designed to decrease our annual USF revenues by $3.4 million.  The revised rates are effective from October 5, 2007 through September 30, 2008.

Consumer Education Program (CEP) - The CEP recovers costs associated with providing education to the public concerning customer choice. CEP adjustments affect revenue and cash flows but do not directly affect earnings as related costs are deferred and recovered on an ongoing basis. Note that our CEP recovery rate was reduced to zero in April 2006.

Other Regulatory Matters -

Unbundling - Effective January 10, 2000, the BPU approved full unbundling of our system. This allows all natural gas consumers to select their natural gas commodity supplier. As of December 31, 2007, 25,171 of our residential customers were purchasing their gas commodity from someone other than us. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer. The resulting decrease in our revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect our net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that we still recover cost of service, including certain deferred costs, through base rates.

Pipeline Integrity - In October 2005, we filed a petition with the BPU to implement a Pipeline Integrity Management Tracker (Tracker). The purpose of the Tracker is to recover incremental costs to be incurred by us as a result of new federal regulations, which are aimed at enhancing public safety and reliability. The regulations require that utilities use a comprehensive analysis to assess, evaluate, repair and validate the integrity of certain transmission lines in the event of a leak or failure. As of December 31, 2007 and 2006, costs incurred under this program totaled $0.8 million and $0.4 million, respectively, and are included in Other Regulatory Assets (See Note 3).  We continue to engage in settlement negotiations in which we are proposing to modify the original request and provide for deferred accounting treatment of Pipeline Integrity related operating expenses, with the ultimate recovery of these costs to be sought in our next base rate case.

Filings and petitions described above are still pending unless otherwise indicated.

SJG - 39

3.                 REGULATORY ASSETS AND LIABILITIES:

The discussion under Note 2, Rates and Regulatory Actions, is integral to the following explanations of specific regulatory assets and liabilities.

Regulatory Assets at December 31 consisted of the following items (in thousands):

	2007	2006
Environmental Remediation Costs: Expended - Net	$25,960	$17,854
Liability for Future Expenditures	73,880	67,794
Income Taxes - Flowthrough Depreciation	3,707	4,685
Deferred Asset Retirement Obligation Costs	21,572	21,009
Deferred Fuel Costs - Net	-	19,698
Deferred Pension and Other Postretirement Benefit Costs	32,686	39,359
Temperature Adjustment Clause Receivable	6,516	8,996
Conservation Incentive Program Receivable	18,173	7,747
Societal Benefit Costs Receivable	2,952	6,912
Premium for Early Retirement of Debt	1,370	1,532
Other Regulatory Assets	1,872	1,376
	$188,688	$196,962

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

SJG - 40

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

Deferred Pension and Other Postretirement Benefit Costs - The BPU authorized us to recover costs related to postretirement benefits under the accrual method of accounting consistent with FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." We deferred amounts accrued prior to that authorization and are amortizing them as allowed by the BPU over 15 years through 2012. The unamortized balance was $1.9 million at December 31, 2007. Upon the adoption of FASB Statement No. 158 in 2006, our regulatory asset was increased by $37.1 million representing the recognition of the underfunded positions of our pension and other postretirement benefit plans.  Subsequent adjustments to this balance occur annually to reflect changes in the funded positions of these benefit plans caused by changes in actual plan experience as well as assumptions of future experience (See Note 11).

Temperature Adjustment Clause Receivable - As discussed in Note 2, the net income impact of the TAC was recorded as an adjustment to earnings as incurred. The recovery (or credit) generally did not begin until the next TAC year. As a result, there was a timing difference that resulted in a regulatory asset or liability. We were in a net underrecovered position as of both December 31, 2007 and 2006.

Conservation Incentive Program Receivable - Similar to the TAC, the impact of the CIP is recorded as an adjustment to earnings as incurred. The first year of cash recovery under the CIP began October 2007.

Societal Benefit Costs Receivable - At both December 31, 2007 and 2006, this regulatory asset primarily represents cumulative costs less recoveries under the USF program.

Premium for Early Retirement of Debt - This regulatory asset represents unamortized debt issuance costs related to long-term debt refinancings and a call premium associated with the retirement of debt, all occurring in 2005 and 2004. Unamortized debt issuance costs are being amortized over the term of the new debt issue pursuant to regulatory approval by the BPU. The call premium is expected to be approved for recovery through future rate proceedings.

Other Regulatory Assets - Some of the assets included in Other Regulatory Assets are currently being recovered from ratepayers as approved by the BPU. Management believes the remaining deferred costs are probable of recovery from ratepayers through future utility rates.

Regulatory Liabilities at December 31 consisted of the following items (in thousands):

	2007	2006
Excess Plant Removal Costs	$48,705	$48,377
Liability for NJCEP	2,797	796
Deferred Revenues - Net	2,586	-
Other	1,691	1,624

Total Regulatory Liabilities	$55,779	$50,797

Excess Plant Removal Costs – Represents amounts accrued in excess of actual utility plant removal costs incurred to date, which we have an obligation to either expend or return to ratepayers in future periods.

Liability for NJCEP – This represents revenues received in excess of actual expenditures, which we have an obligation to either expend or return to ratepayers in future periods.

Deferred Revenue – Net – See previous discussion under “Deferred Fuel Costs – Net”.

Other Regulatory Liabilities – All other regulatory liabilities are subject to being returned to ratepayers in future rate proceedings.

SJG - 41

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

•
South Jersey Resources Group, LLC (SJRG) - a wholly owned subsidiary of SJI and a wholesale gas and risk management business that supplies natural gas storage, commodity and transportation to retail marketers, utility businesses and electricity generators in the mid-Atlantic and southern regions. We sell natural gas for resale and capacity release to SJRG and also meet some of our gas purchasing requirements by purchasing natural gas from SJRG. Additionally, SJRG manages our market risk associated with fluctuations in the cost of natural gas by entering into financial derivative contracts on our behalf. The gain or loss associated with these derivative contracts is included in our BGSS and in the SJRG receivable and payable amounts shown below.   In addition to our normal gas purchases and sales with SJRG, during 2006, we sold 1,710,903 decatherms (dth) of gas to SJRG for $13.1 million.  The proceeds from the sale were credited to the BGSS clause and did not impact earnings.

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

Sales of gas to SJRG and SJE comply with Section 284.02 of the Regulations of the Federal Energy Regulatory Commission (FERC).

In addition to the above, we provide various administrative and professional services to SJI and each of the affiliates discussed above. Likewise, SJI provides substantial administrative services on our behalf. Beginning in January 2006, SJIS began to provide a majority of the aforementioned administrative services to SJI and its subsidiaries; therefore, administrative support from us to affiliates decreased from the level provided in 2005. For certain types of transactions, we served as central processing agents for the related parties discussed above. Amounts due to and due from these related parties for pass-through items are not considered material to the financial statements as a whole.

SJG - 42

A summary of these related party transactions, excluding pass-through items, included in Operating Revenues were as follows (in thousands):

	2007	2006	2005

Operating Revenues/Affiliates:
SJRG	$19,328	$67,262	$10,680
Other	386	2,302	3,028
Total Operating Revenues/Affiliates	$19,714	$69,564	$13,708

Related party transactions, excluding pass-through items, included in Operating Expenses were as follows (in thousands):

	2007	2006	2005

Costs of Sales/Affiliates
(Excluding depreciation):
SJRG	$43,770	$53,196	$13,140
Total Cost of Sales/Affiliates	$43,770	$53,196	$13,140

Operations Expense/Affiliates
SJI	$1,014	$7,434	$5,811
SJIS	4,550	5,373	-
Millennium	2,872	2,743	2,626
Other	139	-	-
Total Operations Expense/Affiliates	$8,575	$15,550	$8,437

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

6.                 INCOME TAXES AND CREDITS:

Total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory Federal Income Tax rate to pre-tax income for the following reasons (in thousands):

	2007	2006	2005

Tax at Statutory Rate	$22,637	$21,206	$20,906
Increase (Decrease) Resulting from:
State Income Taxes	4,396	4,107	4,035
Amortization of Investment Tax Credits	(320)	(325)	(334)
ESOP Dividend	(610)	(674)	-
Amortization of Flowthrough Depreciation	664	664	664
Other - Net	(115)	(167)	(86)
Net Income Taxes	$26,652	$24,811	$25,185

SJG - 43

The provision for Income Taxes is comprised of the following (in thousands):

	2007	2006	2005
Current:
Federal	$9,951	$16,556	$(1,819)
State	3,744	3,829	1,342
Total Current	13,695	20,385	(477)
Deferred:
Federal:
Excess of Tax Depreciation Over
Book Depreciation - Net	7,747	7,979	4,832
Deferred Fuel Costs - Net	(6,228)	(12,646)	17,567
Environmental Costs - Net	3,586	1,808	970
Prepaid Pension	1,378	202	346
Deferred Regulatory Costs	(1,928)	3,525	(1,156)
Conservation Incentive Program	6,361	-	-
Other - Net	(658)	1,394	(1,429)
State	3,019	2,489	4,866
Total Deferred	13,277	4,751	25,996
Investment Tax Credits	(320)	(325)	(334)
Net Income Taxes	$26,652	$24,811	$25,185

Investment Tax Credits were deferred and continue to be amortized at the annual rate of 3%, which approximates the life of related assets.

The net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in the following net deferred tax liabilities at December 31 (in thousands):

	2007	2006

Current:
Deferred Fuel Costs - Net	$4,121	$4,121
Uncollectibles	(976)	(956)
Deferred Revenues	8,061	-
Section 461 Prepayments	866	967
Other	(490)	(83)
Current Deferred Tax Liability - Net	$11,582	$4,049

Noncurrent:
Book Versus Tax Basis of Property	$156,634	$147,296
Deferred Fuel Costs - Net	5,141	6,733
Environmental	11,068	6,546
Deferred Regulatory Costs	1,238	3,370
Deferred State Tax	(6,331)	(4,238)
Investment Tax Credit Basis Gross-Up	(1,107)	(1,272)
Deferred Pension & Other Post Retirement Benefits	15,239	15,239
Pension & Other Post Retirement Benefits	(9,021)	(11,672)
Deferred Revenues	(3,726)	2,376
Other	(881)	419
Noncurrent Deferred Tax Liability - Net	$168,254	$164,797

SJG is included in the consolidated federal income tax return filed by SJI. The actual taxes, including credits, are allocated by SJI to its subsidiaries, generally on a separate return basis. As of December 31, 2007 and 2006, income taxes due from SJI were approximately $4.3 million and $0.7 million, respectively, and are included in the balance sheets under the caption, Prepaid Taxes.

SJG - 44

7.                 LONG-TERM DEBT: (A)

A schedule of our long-term debt as of December 31, including current maturities, is as follows (in thousands):

		2007	2006

First Mortgage Bonds: (B)
8.19%	Series due 2007	$-	$2,270
6.12%	Series due 2010	10,000	10,000
6.74%	Series due 2011	10,000	10,000
6.57%	Series due 2011	15,000	15,000
4.46%	Series due 2013	10,500	10,500
5.027%	Series due 2013	14,500	14,500
4.52%	Series due 2014	11,000	11,000
5.115%	Series due 2014	10,000	10,000
5.387%	Series due 2015	10,000	10,000
6.50%	Series due 2016	9,873	9,893
4.60%	Series due 2016	17,000	17,000
5.437%	Series due 2016	10,000	10,000
4.657%	Series due 2017	15,000	15,000
7.97%	Series due 2018	10,000	10,000
7.125%	Series due 2018	20,000	20,000
5.587%	Series due 2019	10,000	10,000
7.7%	Series due 2027	35,000	35,000
5.55%	Series due 2033	32,000	32,000
6.213%	Series due 2034	10,000	10,000
5.45%	Series due 2035	10,000	10,000
Series A 2006 Tax-Exempt First Mortgage Bonds
Variable Rate, due 2036 (C)		25,000	25,000

Total Long-Term Debt Outstanding		294,873	297,163
Less Current Maturities		-	(2,270)
Long-Term Debt		$294,873	$294,893

(A)
Long-term debt maturities and sinking funds requirements for the succeeding five years are as follows (in thousands): 2008, $-0-; 2009, $-0-; 2010, $10,000; 2011, $25,000; 2012, $2,187.  Our long-term debt agreements contain no financial covenants.

(B)	Our First Mortgage dated October 1, 1947, as supplemented, securing the First Mortgage Bonds constitutes a direct first mortgage lien on substantially all utility plant.
(C)
In April 2006, we issued $25.0 million of secured tax-exempt, auction-rate debt through the New Jersey Economic Development Authority (NJEDA) to finance infrastructure costs that qualify for tax-exempt financing.  The auction rate, which resets weekly, was set at 4.90% as of December 31, 2007. As of December 31, 2007, $2.2 million, including interest thereon, remains in escrow pending the incurrence of capital costs that qualify for tax-exempt financing. In conjunction with this debt, we entered into interest rate swap agreements under which we pay a fixed interest rate 3.43% and receive floating rate interest payments at 67% of  LIBOR, from December 1, 2006 through January 2036.  This debt was issued under the Medium-Term Note (MTN) program.  As of December 31, 2007, an additional $115.0 million remains available under the MTN program.  These notes contain no financial covenants.

We estimated the fair values of our long-term debt, including current maturities, as of December 31, 2007 and 2006, to be $326.1 and $318.4 million, respectively. Carrying amounts as of December 31, 2007 and 2006 are $294.9 and $297.2 million, respectively. We base the estimates on interest rates available to us at the end of each year for debt with similar terms and maturities. We retire debt when it is cost effective as permitted by the debt agreements.

SJG - 45

8.            FINANCIAL INSTRUMENTS:

Restricted Investments - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of December 31, 2007, the escrowed proceeds, including interest earned, totaled $2.2 million.

Other Financial Instruments - The carrying amounts of our other financial instruments approximate their fair values at December 31, 2007 and 2006.

9.                 UNUSED LINES OF CREDIT:

Bank credit available to us totaled $176.0 million at December 31, 2007, of which $78.3 million was used. Those bank facilities consist of a $100.0 million credit facility and $76.0 million of uncommitted bank lines. The revolving credit facility expires in August 2011 and contains one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. We were in compliance with this covenant as of December 31, 2007. Borrowings under these credit facilities are at market rates. Our average borrowing cost, which changes daily, was 5.30%, 5.71% and 4.91% at December 31, 2007, 2006 and 2005, respectively.

10.                 RETAINED EARNINGS:

We are restricted as to the amount of cash dividends or other distributions that may be paid on our common stock by an order issued by the BPU in July 2004, that granted us an increase in base rates. Per the order, we are required to maintain total common equity of no less than $289.2 million. Our total common equity balance was $378.3 million at December 31, 2007.

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that we may pay on our common stock. As of December 31, 2007, these loan restrictions did not affect the amount that may be distributed from our retained earnings.

We received no equity infusions from SJI in 2007 or 2006, but we received an equity infusion of $30.0 million from SJI during 2005. Contributions of capital are credited to Other Paid-In Capital and Premium on Common Stock. Future equity contributions will occur on an as needed basis.

11.                  PENSION AND OTHER POSTRETIREMENT BENEFITS:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS 158). This statement required companies with publicly traded equity securities that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plans beginning with its 2006 year-end balance sheet and recognize changes in the funded status in the year in which the changes occur. Changes in funded status are generally reported in Other Comprehensive Loss; however, since we recover all prudently incurred pension and postretirement benefit costs from our ratepayers, a significant portion of the charges resulting from the recording of additional liabilities under this statement are reported as regulatory assets (See Note 3).

We participate in the defined benefit pension plans and other postretirement benefit plans of SJI. The pension plans provide annuity payments to the majority of full-time, regular employees upon retirement. Participation in the SJI qualified defined benefit pension plans was closed to new employees beginning in 2003; however, employees who are not eligible for these pension plans are eligible to receive an enhanced version of SJI’s defined contribution plan. Certain officers of SJG also participate in the non-funded supplemental executive retirement plan (SERP) of SJI, a non-qualified defined benefit pension plan. The other postretirement benefit plans provide health care and life insurance benefits to some retirees.

SJG - 46

Net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

		Pension Benefits		Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Service Cost	$2,442	$2,322	$2,704	$661	$656	$732
Interest Cost	6,376	5,988	5,970	2,295	2,279	1,963
Expected Return on Plan Assets	(8,068)	(7,518)	(7,494)	(1,895)	(1,617)	(1,482)
Amortizations:
Prior Service Cost (Credits)	239	389	522	(254)	(264)	(361)
Actuarial Loss	1,624	2,032	2,349	560	789	570
Net Periodic Benefit Cost	2,613	3,213	4,051	1,367	1,843	1,422
ERIP Cost	-	-	459	-	-	1,187
Capitalized Benefit Costs	(1,131)	(1,574)	(1,823)	(648)	(903)	(640)
Total Net Periodic Benefit Expense	$1,482	$1,639	$2,687	$719	$940	$1,969

Capitalized benefit costs reflected in the table above relate to our construction program. The ERIP costs relate to an early retirement plan offered during 2005. Additional monetary incentives not reflected in the table above totaled $0.2 million in 2005 and were funded outside of the retirement plans.

The estimated costs that will be amortized from Regulatory Assets into net periodic benefit costs in 2008 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Costs (Credits)	$239	$(254)
Net Actuarial Loss	$677	$540

The estimated costs that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit costs in 2008 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Net Actuarial Loss	$690	$-

SJG - 47

A reconciliation of the plans’ benefit obligations, fair value of plan assets, funded status and amounts recognized in our balance sheets follows (in thousands):

			Other
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006

Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$109,735	$111,767	$41,272	$39,062
Transferred to Affiliate	-	(5,356)	-	(1,639)
Service Cost	2,442	2,322	661	656
Interest Cost	6,376	5,988	2,295	2,279
Plan Amendments	-	-	-	1,408
Actuarial (Gain) / Loss	(3,188)	711	(1,910)	2,014
Retiree Contributions	-	-	147	305
Benefits Paid	(6,064)	(5,697)	(2,966)	(2,813)
Benefit Obligation at End of Year	$109,301	$109,735	$39,499	$41,272

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$94,603	$94,311	$26,274	$23,373
Transferred to Affiliate	-	(5,137)	-	(882)
Actual Return on Plan Assets	7,172	10,360	1,273	2,822
Employer Contributions	830	766	3,556	3,469
Retiree Contributions	-	-	147	305
Benefits Paid	(6,064)	(5,697)	(2,966)	(2,813)
Fair Value of Plan Assets at End of Year	$96,541	$94,603	$28,284	$26,274

Funded Status at End of Year:
Accrued Net Benefit Cost at End of Year	$(12,760)	$(15,132)	$(11,215)	$(14,998)

Amounts Recognized in the Statement
of Financial Position Consist of:
Noncurrent Asset	$1,472	$-	$-	$-
Current Liabilities	(765)	(776)	-	-
Noncurrent Liabilities	(13,467)	(14,356)	(11,215)	(14,998)
Net Amount Recognized at End of Year	$(12,760)	$(15,132)	$(11,215)	$(14,998)

Amounts Recognized in Regulatory Assets
Consist of:
Prior Service Costs (Credit)	$1,620	$1,859	$(977)	$(1,231)
Net Actuarial Loss	18,913	23,376	11,240	13,087
	$20,533	$25,235	$10,263	$11,856

Amounts Recognized in Accumulated Other
Comprehensive Loss Consist of:
Net Actuarial Loss	$7,208	$6,661	$-	$-

The accumulated benefit obligation (ABO) of our qualified employee pension plans at December 31, 2007 and 2006, was $85.7 million and $87.0 million, respectively. The projected benefit obligation and ABO for our non-funded SERP, which had accumulated benefits in excess of plan assets, were $14.2 million and $13.6 million, respectively, as of December 31, 2007, and $13.0 million and $12.8 million, respectively, as of December 31, 2006. The SERP is reflected in the tables above and has no assets.

At December 31, 2007 and 2006, we had recorded additional postretirement liabilities under FAS 158 related to the SERP of $7.2 million and $6.7 million, respectively,  with corresponding amounts recorded to Accumulated Other Comprehensive Loss.

SJG - 48

The net changes included in Accumulated Other Comprehensive Loss due to the increase in the minimum pension obligation related to the SERP were $(0.3) million, $(0.4) million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The weighted-average assumptions used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006

Discount Rate	6.36%	6.04%	6.36%	6.04%
Rate of Compensation Increase	3.60%	3.60%	-	-

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Discount Rate	6.04%	5.84%	5.75%	6.04%	5.84%	5.75%
Expected Long-Term Return on Plan Assets	8.75%	8.75%	8.75%	7.25%	7.25%	7.25%
Rate of Compensation Increase	3.60%	3.60%	3.60%	-	-	-

The discount rates used to determine the benefit obligations at December 31, 2007 and 2006, which are used to determine the net periodic benefit cost for the subsequent year, were based on a portfolio model of high-quality instruments with maturities that match the expected benefit payments under our pension and other postretirement benefit plans.

The expected long-term return on plan assets was based on SJI’s current investment mix as described under Plan Assets below.

In 2006, we elected to make a change in our mortality table from the 1983 GAM to the RP 2000 tables.  All obligations disclosed herein reflect that change.  While this change in mortality tables resulted in an increase to benefit costs in 2007, a 20 basis point increase in the discount rate and higher than expected returns on plan assets in 2006 more than offset this increase.

The assumed health care cost trend rates at December 31 were:

	2007	2006

Post-65 Medical Care Cost Trend Rate Assumed for Next Year	10.0%	6.67%
Pre-65 Medical Care Cost Trend Rate Assumed for Next Year	10.0%	9.0%
Dental Care Cost Trend Rate Assumed for Next Year	6.33%	6.67%
Rate to which Cost Trend Rates are Assumed to Decline
(the Ultimate Trend Rate)	5.0%	5.0%
Year that the Rate Reaches the Ultimate Trend Rate	2013	2013

SJG - 49

Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on the Total of Service and Interest Cost	$119	$(105)
Effect on Postretirement Benefit Obligation	1,266	(1,129)

Plan Assets - SJG’s weighted-average asset allocations at December 31, 2007 and 2006, by asset category are as follows:

			Other
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006

Asset Category:
U.S. Equity Securities	50%	51%	47%	48%
International Equity Securities	15	16	15	17
Fixed Income	35	33	38	35

Total	100%	100%	100%	100%

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

Future Benefit Payments - The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

		Other
	Pension Benefits	Postretirement Benefits

2008	$6,040	$3,413
2009	6,103	3,549
2010	6,227	3,656
2011	6,478	3,509
2012	6,701	3,469
2013 - 2017	39,808	17,252

SJG - 50

Contributions - We  made a contribution of approximately $4.8 million to our employee pension plan in the first quarter of 2008; however, changes in future investment performance and discount rates may ultimately result in additional contributions. Payments related to the unfunded SERP plan are expected to approximate $0.8 million in 2008. We also have a regulatory obligation to contribute approximately $3.6 million annually to our other postretirement benefit plans’ trusts, less costs incurred directly by us.

Defined Contribution Plan - We also offer an Employees’ Retirement Savings Plan (Savings Plan) to eligible employees. We match 50% of participants’ contributions up to 6% of base compensation. For employees who are not eligible for participation in SJI’s defined benefit plan, we match 50% of participants’ contributions up to 8% of base compensation. Employees not eligible for the pension plans also receive a year-end contribution of $500 if fewer than 10 years of service, or $1,000 if 10 or more years of service. The amount expensed and contributed for the matching provision of the Savings Plan approximated $0.7 million in each of the years 2007 and 2006, and $0.8 million in 2005.

12.                 COMMITMENTS AND CONTINGENCIES:

Gas Supply Related Contracts - In the normal course of conducting business, we have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest that any of these contracts expires is March 2008. However, discussions are taking place to extend the referenced agreement. The transportation and storage service agreements between us and our interstate pipeline suppliers were made under FERC approved tariffs. Our cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $4.6 million per month and is recovered on a current basis through the BGSS.

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

Collective Bargaining Agreements - Unionized personnel represent 69% of our workforce at December 31, 2007 and operate under agreements that run through January 2009.

Environmental Remediation Costs - We incurred and recorded costs for environmental cleanup of 12 sites where we or our predecessors operated gas manufacturing plants. We stopped manufacturing gas in the 1950s.

We successfully entered into settlements with all of our historic comprehensive general liability carriers regarding the environmental remediation expenditures at our sites. Also, we have purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that we will be required to make at 11 of our sites. This policy will be in force until 2024 at 10 sites and until 2029 at one site. The future cost estimates discussed hereafter are not reduced by projected insurance recoveries from the Cleanup Cost Cap Insurance Policy. The policy is limited to an aggregate payment amount of $50.0 million, of which we have recovered $15.3 million through December 31, 2007.

Since the early 1980s, we accrued environmental remediation costs of $193.8 million, of which $119.9 million has been spent as of December 31, 2007. The following table details the amounts accrued and expended for environmental remediation at December 31 (in thousands):

	2007	2006

Beginning of Year	$67,794	$56,717
Accruals	18,666	20,553
Expenditures	(12,580)	(9,476)

End of Year	$73,880	$67,794

SJG - 51

The balances are segregated between current and noncurrent on the balance sheets under the captions Current Liabilities and Regulatory and Other Noncurrent Liabilities.

Management estimates that undiscounted future costs to clean up our sites will range from $73.9 million to $233.5 million. We recorded the lower end of this range, $73.9 million, as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Four of our sites comprise a significant portion of these estimates, ranging from a low of $42.0 million to a high of $126.1 million. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of remedy selection, regulatory approval of selected remedy and remedial investigative findings.

The remediation efforts at our four most significant sites include the following:

Site 1 - A remedial action work plan has been prepared and submitted to the New Jersey Department of Environmental Protection (NJDEP) for approval. Remaining steps to remediate include regulatory approval and remedy implementation for impacted soil, groundwater, and river sediments as well as acceptance of the selected remedy by affected property owners.

Site 2 - Various remedial investigation and action activities, such as completed and approved interim remedial measures and conceptual remedy selection, are ongoing at this site. Remaining steps to remediate include remedy selection, regulatory approval, and implementation for the remaining impacted soil, groundwater, and ongoing implementation of the approved remedy for stream sediments as well as acceptance of the selected remedy by affected property owners.

Site 3 - Remedial investigative activities are ongoing at this site. Remaining steps to remediate include completing the remedial investigation of impacted soil and groundwater in preparation for selecting the appropriate action and implementation and gaining regulatory and property owner approval of the selected remedy.

Site 4 - Remedial action activities are planned at this site. Remaining steps to remediate include continuing implementation of the NJDEP approved Remedial Action Work Plan of impacted soil and groundwater.

At one site not specifically discussed above, the estimate was increased by $6.0 million to reflect the impact of the bids received at Site 4 since the same remediation alternative is currently proposed for this site.

13.                 QUARTERLY RESULTS OF OPERATIONS - UNAUDITED:

The summarized quarterly results of our operations are as follows (in thousands):

	2007 Quarter Ended				2006 Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Operating Revenues	$277,864	$95,996	$84,420	$172,267	$277,081	$105,006	$87,715	$172,869

Expenses:
Cost of Sales	205,544	63,848	62,223	121,419	208,621	76,040	65,014	122,611
Operation and Maintenance
Including Fixed Charges	26,667	23,890	24,071	29,052	26,146	22,914	24,194	27,882
Income Taxes (Benefit)	16,870	2,839	(1,278)	8,221	15,530	1,938	(1,062)	8,405
Energy and Other Taxes	4,624	1,872	1,307	3,026	4,286	1,673	1,336	2,844

Total Expenses	253,705	92,449	86,323	161,718	254,583	102,565	89,482	161,742

Other Income and Expense	100	356	157	1,060	(20)	158	232	1,110

Net Income (Loss) Applicable
to Common Stock	$24,259	$3,903	$(1,746)	$11,609	$22,478	$2,599	$(1,535)	$12,237

NOTE: Because of the seasonal nature of our business, statements for the 3-month periods are not indicative of the results for a full year.

SJG - 52

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

 Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  The Company's internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

 There was no change in the Company’s internal control over financial reporting during the fourth fiscal quarter, that materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Omitted in accordance with General Instruction I 1(a) and (b) of Form 10-K.

Item 11. Executive Compensation

Omitted in accordance with General Instruction I 1(a) and (b) of Form 10-K.

SJG - 53

Item 12. Security Ownership of Certain Beneficial Owners and Management

Omitted in accordance with General Instruction I 1(a) and (b) of Form 10-K.

Item 13. Certain Relationships and Related Transactions

Omitted in accordance with General Instruction I 1(a) and (b) of Form 10-K.

Item 14. Principal Accounting Fees and Services

 Fees Paid to Auditors

Deloitte & Touche LLP served as the auditors of SJG and its parent, SJI, during 2007. In accordance with its charter, the Audit Committee pre-approved all services provided by Deloitte & Touche LLP. Audit services performed consisted of the audits of the financial statements and the preparation of various reports based on those audits and services related to filings with the United States Securities and Exchange Commission and New York Stock Exchange.

Audit Fees

The aggregate fees billed for the audit of SJG’s financial statements by Deloitte & Touche LLP totaled $320,000 and $155,200 in fiscal years 2007 and 2006, respectively. In May 2006, we were billed an additional $34,672 related to the 2005 audit.  During 2006, Deloitte & Touche LLP also billed us $26,800 for services related to our variable rate bond issuance in April 2006.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)         Listed below are all financial statements and schedules filed as part of this report:

1 - The financial statements and notes to financial statements together with the report thereon of Deloitte & Touche LLP, February 29, 2008. See Item 8.

            2  - Supplementary Financial Information

 Report of the Independent Registered Public Accounting Firm on financial statement schedule. See Item 8.

Schedule II - Valuation and Qualifying Accounts. See page 60.

All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

SJG - 54

(b)         List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).

Exhibit Number	Description	Reference
(3)(a)	Certificate of Incorporation of South Jersey Gas Company.	Incorporated by reference from Exhibit (3)(a) of Form 10-K filed March 7, 1997.
(3)(b)	Bylaws of South Jersey Gas Company, as amended and restated through May 25, 2007.	Incorporated by reference from Exhibit (3)(b) of Form 10-K filed March 6, 2007.
(4)(a)	Form of Stock Certificate for Common Stock.	Incorporated by reference from Exhibit (4)(a) of Form 10 filed March 7, 1997.
(4)(b)(i)	First Mortgage Indenture dated October 1, 1947.	Incorporated by reference from Exhibit (4)(b)(i) of Form 10-K of SJI for 1987 (1-6364).
(4)(b)(ii)	Nineteenth Supplemental Indenture dated as of April 1, 1992.	Incorporated by reference from Exhibit (4)(b)(xvii) of Form 10-K of SJI for 1992 (1-6364).
(4)(b)(iii)	Twenty-First Supplemental Indenture dated as of March 1, 1997.	Incorporated by reference from Exhibit (4)(b)(xviv) of Form 10-K of SJI for 1997 (1-6364).
(4)(b)(iv)	Twenty-Second Supplemental Indenture dated as of October 1, 1998.	Incorporated by reference from Exhibit (4)(b)(ix) of Form S-3 (333-62019).
(4)(b)(v)	Twenty-Third Supplemental Indenture dated as of September 1, 2002.	Incorporated by reference from Exhibit (4)(b)(x) of Form S-3 (333-98411)
(4)(b)(vi)	Twenty-Fourth Supplemental Indenture dated as of September 1, 2005.	Incorporated by reference from Exhibit (4)(b)(vi) of Form S-3 (333-126822).
(4)(b)(vii)	Amendment to Twenty-Fourth Supplemental Indenture dated as of March 31, 2006.	Incorporated by reference from Exhibit 4 of Form 8-K
(4)(b)(viii)	Loan Agreement by and between New Jersey Economic Development Authority as SJG dated April 1, 2006.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG as filed April 26, 2006.
(4)(c)(i)	Medium Term Note Indenture of Trust dated October 1, 1998.	Incorporated by reference from Exhibit (4)(e) of Form S-3 (333-62019).
(4)(c)(ii)	First Supplement to Indenture of Trust dated as of June 29, 2000.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated July, 12, 2001.
(4)(c)(iii)	Second Supplement to Indenture of Trust dated as of July 5, 2000.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated July, 12, 2001.
(4)(c)(iv)	Third Supplement to Indenture of Trust dated as of July 9, 2001.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated July, 12, 2001.

SJG - 55

Exhibit Number	Description	Reference
(10)(a)(i)	Gas storage agreement (GSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(d) of Form 10-K of SJI for 1993 (1-6364).
(10)(a)(ii)	Gas storage agreement (LG-A) between South Jersey Gas Company and Transco dated June 3, 1974.	Incorporated by reference from Exhibit (5)(f) of Form S-& (2-56233).
(10)(a)(iii)	Gas storage agreement (WSS) between South Jersey Gas Company and Transco dated August 1, 1991.	Incorporated by reference from Exhibit (10)(h) of Form 10-K for 1991 (1-6364).
(10)(a)(iv)	Gas storage agreement (LSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(i) of Form 10-K for 1993 (1-6364).
(10)(a)(v)	Gas storage agreement (SS-1) between South Jersey Gas Company and Transco dated May 10, 1987 (effective April 1, 1988).	Incorporated by reference from Exhibit (10)(i)(a) of Form 10-K for 1988 (1-6364).
(10)(b)(i)	Gas storage agreement (SS-2) between South Jersey Gas Company and Transco dated July 25, 1990.	Incorporated by reference from Exhibit (10)(i)(i) of Form 10-K for 1991 (1-6364).
(10)(b)(ii)	Gas transportation service agreement (LG-A) between South Jersey Gas Company and Transco dated December 20, 1991.	Incorporated by reference from Exhibit (10)(i)(j) of Form 10-K for 1993 (1-6364).
(10)(b)(iii)	Amendment to gas transportation agreement dated December 20, 1991 between South Jersey Gas Company and Transco dated October 5, 1993.	Incorporated by reference from Exhibit (10)(i)(k) of Form 10-K for 1993 (1-6364).
(10)(b)(iv)	CNJEP Service agreement between South Jersey Gas Company and Transco dated June 27, 2005.	Incorporated by reference from Exhibit (10)(i)(l) of Form 10-K for 2005 (1-6364).
(10)(b)(v)	Gas transportation service agreement (TF) between South Jersey Gas Company and CNG Transmission Corporation dated October 1, 1993.	Incorporated by reference from Exhibit (10)(k)(h) of Form 10-K for 1993 (1-6364).
(10)(c)(i)	Gas transportation service agreement (FTS-1) between South Jersey Gas Company and Columbia Gulf Transmission Company dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(k) of Form 10-K for 1993 (1-6364).
(10)(c)(ii)	FTS Service Agreement No. 39556 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(m) of Form 10-K for 1993 (1-6364).
(10)(c)(iii)	FTS Service Agreement No. 38099 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(n) of Form 10-K for 1993 (1-6364).
(10)(c)(iv)	NTS Service Agreement No. 39305 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(o) of Form 10-K for 1993 (1-6364).
(10)(c)(v)	FSS Service Agreement No. 38130 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(p) of Form 10-K for 1993 (1-6364).
(10)(d)(i)	SST Service Agreement No. 38086 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(q) of Form 10-K for 1993 (1-6364).

SJG - 56

Exhibit Number	Description	Reference
(10)(h)(i)*

Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994.
Incorporated by reference from Exhibit (10)(l) of Form 10-K of SJI for 1994 (1-6364).
(10)(h)(ii)*	Schedule of Deferred Compensation Agreements.	Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K of SJI for 1997 (1-6364).
(10)(h)(iii)*	Supplemental Executive Retirement Program, as amended and restated effective July 1, 1997, and Form of Agreement between certain South Jersey Industries, Inc. or subsidiary Company officers.	Incorporated by reference from Exhibit (10)(l)(i) of Form 10-K of SJI for 1997 (1-6364).
(10)(h)(iv)*	Form of Officer Employment Agreement between certain officers and either South Jersey Industries, Inc. or its subsidiaries.	Incorporated by reference from Exhibit (10)(e)(iii) of Form 10-K of SJI for 2007 (1-6364).
(10)(h)(v)*	Schedule of Officer Employment Agreements.	Incorporated by reference from Exhibit (10)(e)(iv) of Form 10-K of SJI for 2007.
(10)(h)(vi)*	Officer Severance Benefit Program for all officers.	Incorporated by reference from Exhibit (10)(l)(g) of Form 10-K of SJI for 1985(1-6364).
(10)(i)(i)	Five-year Revolving Credit Agreement for SJG.	Incorporated by reference from Exhibit 10 of Form 8-K as filed on August 8, 2006.
(12)	Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).
(14)	Code of Ethics	Incorporated by reference from Exhibit (14) of Form 10-K of SJI as filed for 2007.
(21)	Subsidiaries of the Registrant (filed herewith).
(23)	Independent Registered Public Accounting Firm’s Consent (filed herewith).

Exhibit Number	Description	Reference
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Constitutes a management contract or a compensatory plan or arrangement.

SJG - 57

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
                            Date: February 29, 2008

SJG - 58

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Graham	Chairman of the Board, President & Chief Executive Officer	February 29, 2008
(Edward J. Graham)	(Principal Executive Officer)

/s/ David A. Kindlick	Senior Vice President & Chief Financial Officer	February 29, 2008
(David A. Kindlick)	(Principal Financial and Accounting Officer)

/s/ Richard H. Walker, Jr.	Senior Vice President, General Counsel & Secretary	February 29, 2008
(Richard H. Walker, Jr.)

/s/ Shirli M. Billings	Director	February 29, 2008
(Shirli M. Billings)

/s/ Sheila Hartnett-Devlin	Director	February 29, 2008
(Sheila Hartnett-Devlin)

/s/ William J. Hughes	Director	February 29, 2008
(William J. Hughes)

/s/ Frederick R. Raring	Director	February 29, 2008
(Frederick R. Raring)

SJG - 59

SOUTH JERSEY GAS COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Col. A	Col. B	Col. C		Col. D	Col. E

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other Accounts -	Deductions -	End
Classification	of Period	Expenses	Describe (a)	Describe (b)	of Period

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2007	$2,741	$2,672	$725	$2,873	$3,265

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2006	$3,461	$1,284	$(428)	$1,576	$2,741

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2005	$2,871	$2,073	$85	$1,568	$3,461

(a) Recoveries of accounts previously written off and minor adjustments.

(b) Uncollectible accounts written off.

SJG - 60