Form 10-Q
period 2008-03-31
SOUTH JERSEY GAS CO/NEW
filed 2008-05-13
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of May 1, 2008 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements — See Pages 3 through 14

SJG - 2

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2008	2007

Operating Revenues	$237,904	$277,864

Operating Expenses:
Cost of Sales (Excluding depreciation)	162,917	205,544
Operations	15,125	13,901
Maintenance	1,852	1,472
Depreciation	6,305	6,053
Energy and Other Taxes	4,357	4,624

Total Operating Expenses	190,556	231,594

Operating Income	47,348	46,270

Other Income and Expense	170	100

Interest Charges	(4,975)	(5,241)

Income Before Income Taxes	42,543	41,129

Income Taxes	(17,530)	(16,870)

Net Income	$25,013	$24,259

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG - 3

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2008	2007

Net Income	$25,013	$24,259

Other Comprehensive (Loss) Income - Net of Tax:

Unrealized (Loss) Gain on Available-for-Sale Securities	(238)	66
Unrealized Gain on Derivatives - Other	7	121

Other Comprehensive (Loss) Income - Net of Tax	(231)	187

Comprehensive Income	$24,782	$24,446

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG - 4

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2008	2007

Net Cash Provided by Operating Activities	$60,772	$77,099

Cash Flows from Investing Activities:
Capital Expenditures	(11,414)	(10,553)
Merchandise Loans	(1,166)	(1,124)
Proceeds from Merchandise Loans	928	1,099
Purchase of Restricted Investment with Escrowed Loan Proceeds	(18)	(120)

Net Cash Used in Investing Activities	(11,670)	(10,698)

Cash Flows from Financing Activities:
Net Repayments of Lines of Credit	(46,540)	(61,300)
Excess Tax Benefit from Restricted Stock Plan	236	-

Net Cash Used in Financing Activities	(46,304)	(61,300)

Net Increase in Cash and Cash Equivalents	2,798	5,101
Cash and Cash Equivalents at Beginning of Period	3,230	1,967

Cash and Cash Equivalents at End of Period	$6,028	$7,068

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG - 5

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31,	December 31,
	2008	2007
Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,134,288	$1,123,992
Accumulated Depreciation	(281,588)	(276,301)

Property, Plant and Equipment - Net	852,700	847,691

Investments:
Available-for-Sale Securities	6,251	6,714
Restricted Investments	2,257	2,239

Total Investments	8,508	8,953

Current Assets:
Cash and Cash Equivalents	6,028	3,230
Accounts Receivable	89,723	48,984
Accounts Receivable - Related Parties	991	2,267
Unbilled Revenues	29,404	41,576
Provision for Uncollectibles	(3,424)	(3,265)
Natural Gas in Storage, average cost	11,666	56,404
Materials and Supplies, average cost	1,566	1,436
Prepaid Taxes	-	10,849
Derivatives - Energy Related Assets	14,078	2,236
Other Prepayments and Current Assets	2,044	2,278

Total Current Assets	152,076	165,995

Regulatory and Other Noncurrent Assets:
Regulatory Assets	184,702	188,688
Unamortized Debt Issuance Costs	6,188	6,307
Prepaid Pension	6,129	1,472
Accounts Receivable - Merchandise	6,287	6,118
Derivatives - Energy Related Assets	222	93
Other	2,170	1,845

Total Regulatory and Other Noncurrent Assets	205,698	204,523

Total Assets	$1,218,982	$1,227,162

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG - 6

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	March 31,	December 31,
	2008	2007

Capitalization and Liabilities

Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	200,553	200,317
Accumulated Other Comprehensive Loss	(5,587)	(5,356)
Retained Earnings	197,619	177,539

Total Common Equity	398,433	378,348

Long-Term Debt	294,873	294,873

Total Capitalization	693,306	673,221

Current Liabilities:
Notes Payable	31,800	78,340
Accounts Payable - Commodity	30,281	34,870
Accounts Payable - Other	13,644	13,650
Accounts Payable - Related Parties	17,640	22,417
Derivatives - Energy Related Liabilities	206	4,360
Deferred Income Taxes - Net	11,095	11,582
Customer Deposits and Credit Balances	14,486	18,067
Environmental Remediation Costs	20,572	25,447
Taxes Accrued	19,272	2,937
Pension Benefits	841	765
Interest Accrued	4,602	6,245
Dividends Declared	4,933	-
Other Current Liabilities	4,782	5,777

Total Current Liabilities	174,154	224,457

Deferred Credits and Other Noncurrent Liabilities:
Regulatory Liabilities	75,908	55,779
Deferred Income Taxes - Net	173,054	168,254
Environmental Remediation Costs	46,330	48,433
Asset Retirement Obligations	23,706	24,364
Pension and Other Postretirement Benefits	24,334	24,682
Investment Tax Credits	2,070	2,149
Derivatives - Energy Related Liabilities	20	61
Derivatives - Other	1,601	618
Other	4,499	5,144

Total Deferred Credits and Other Noncurrent Liabilities	351,522	329,484

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,218,982	$1,227,162

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG - 7

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Entity - South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of South Jersey Gas Company (SJG), a regulated natural gas utility. SJG distributes natural gas in the seven southern most counties of New Jersey. In our opinion, the condensed financial statements reflect all normal and recurring adjustments needed to fairly present our financial position and operating results at the dates and for the periods presented. SJG’s business is subject to seasonal fluctuations and accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. As permitted by the rules and regulations of the Securities and Exchange Commission, the accompanying condensed financial statements contain certain condensed financial information and exclude certain note disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These condensed financial statements should be read in conjunction with SJG’s 2007 Form 10-K for a more complete discussion of our accounting policies and certain other information.

Revenue Based Taxes - SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both revenues and cost of sales and totaled  $3.8 million and $4.0 million for the three months ended  March 31, 2008 and 2007, respectively.

Capitalized Interest - SJG capitalizes interest on construction at the rate of return on rate base utilized by the New Jersey Board of Public Utilities (BPU) to set rates in our last base rate proceeding (See Note 2). Capitalized interest is included in Utility Plant on the condensed balance sheets. Interest Charges are presented net of capitalized interest on the condensed statements of income. SJG capitalized interest of $29,000 and $97,000 for the three month periods ended  March 31, 2008 and 2007, respectively.

Derivative Instruments - As part of its gas purchasing strategy, SJG uses physical and financial contracts to hedge against forward price risk. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As of  March 31, 2008 and December 31, 2007, SJG had $14.1 million of benefits and $2.1 million of costs, respectively, included in its BGSS related to open financial contracts.

SJG has entered into interest rate derivatives and similar agreements to hedge exposure to increasing interest rates, and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives and are included in Derivatives-Other on the condensed balance sheets.  There have been no significant changes to SJG’s active interest rate swaps since December 31, 2007 which are described in Note 1 to the Financial Statements in Item 8 of SJG’s Annual Report on Form 10-K as of December 31, 2007.

The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense.  As of March 31, 2008 and December 31, 2007, the net unrealized loss on these swaps was $1.6 million and $0.6 million, respectively.  The market value represents the amount SJG would have to pay the counterparty to terminate these contracts as of those dates.  For selected interest rate derivatives, the market value upon termination can be recovered in rates and has therefore been included in Other Regulatory Assets in the condensed balance sheets in accordance with FASB Standard No. 71,“Accounting for the Effects of Certain Types of Regulation.”

Stock-Based Compensation Plans - The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at March 31, 2008, and the assumptions used to estimate the fair value of the awards:

Grant	Shares	Fair Value	Expected	Risk-Free
Date	Outstanding	Per Share	Volatility	Interest Rate

Jan. 2006	8,450	$27.950	16.9%	4.5%
Jan. 2007	9,526	$29.210	18.5%	4.9%
Jan. 2008	10,000	$34.030	21.7%	2.9%

SJG - 8

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

 The cost of restricted stock awards during the three months ended March 31, 2008 and 2007 approximated $64,600 and $51,800, respectively.

As of March 31, 2008, there was $0.5 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes information regarding restricted stock award activity during the three months ended March 31, 2008, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2008	26,102	$27.540

Granted	10,000	34.030
Vested*	(8,126)	25.155

Nonvested Shares Outstanding, March 31, 2008	27,976	$30.552

* Actual Shares awarded upon vesting, including dividend equivalents and adjustments for performance measures, totaled 12,299 shares.

During the  three months ended March 31, 2008, SJG awarded 12,299 shares to its officers at a market value of $0.4 million. During the  three months ended March 31, 2007, SJG awarded 17,143 shares at a market value of $0.6 million. As discussed earlier, SJG has a policy of making cash payments to SJI to satisfy its obligations under this plan. Cash payments to SJI during the three months ended March 31, 2008 and 2007 were approximately $0.6 million and $1.1 million, respectively, relating to stock awards and include obligations for services previously rendered by officers that are currently employed by affiliates as a result of a January 1, 2006 corporate restructuring by SJI. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

New Accounting Pronouncements - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements (FAS 157),” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. However for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, FAS 157 is effective in fiscal years beginning after November 15, 2008.  The adoption of the initial phase of this statement did not have a material effect on SJG’s condensed financial statements.  Management does not anticipate that the adoption of the remainder of this statement will have a material effect on SJG’s condensed financial statements (See Note 10).

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The statement permits entities to choose to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective for the first fiscal year beginning after November 15, 2007. The Company has not elected this fair value option and, as a result, the adoption of this statement did not have an effect on SJG’s condensed financial statements.

SJG - 9

In April 2007, the FASB posted FASB Staff Position FIN 39-1, “Amendment of FASB Interpretation No. 39”, which addresses questions received by the FASB staff regarding Interpretation 39 relating to the offsetting of amounts recognized for forward, interest rate swap, currency swap, option, and other conditional or exchange contracts. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007. The adoption of this position did not have a material effect on SJG’s condensed financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133” (FAS 161).  This statement requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  FAS 161 is effective for fiscal years beginning after November 15, 2008.  Management is currently evaluating the impact that the adoption of this statement will have on SJG’s condensed financial statements.

CORRECTION IN THE PRESENTATION OF THE STATEMENT OF CASH FLOWS - The following item represents a correction made to the three months ended March 31, 2007 on the statements of condensed cash flows:

•
Cash flows related to merchandise loans to customers for the purpose of attracting conversions to natural gas heating systems should have been classified under the caption Cash Flows from Investing Activities on the statements of condensed cash flows. Accordingly, cash outflows for loans originated of $1.1 million and cash inflows from the principal collection on these loans of $1.1 million during the three months ended March 31, 2007 are now included within Cash Flows from Investing Activities. The overall net impact resulted in an insignificant amount of Cash Flows from Operating Activities for the three months ended March 31, 2007 now being included within Cash Flows from Investing Activities.

This change did not impact previously reported revenue or net income and is considered immaterial to the overall presentation of the condensed financial statements.

2.              RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the BPU. There have been no significant regulatory actions or changes to SJG’s rate structure since December 31, 2007. See Note 2 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2007.

3.            REGULATORY ASSETS AND LIABILITIES:

Other than the Deferred Gas Costs and Revenues - Net, discussed below, there have been no significant changes to the nature of SJG’s regulatory assets and liabilities since December 31, 2007, which are described in Note 3 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2007.

Regulatory Assets consisted of the following items (in thousands):

	March 31,	December 31,
	2008	2007
Environmental Remediation Costs: Expended - Net	$29,738	$25,960
Liability for Future Expenditures	66,902	73,880
Income Taxes - Flowthrough Depreciation	3,463	3,707
Deferred Asset Retirement Obligation Costs	21,757	21,572
Deferred Pension and Other Postretirement Benefit Costs	32,591	32,686
Temperature Adjustment Clause Receivable	2,580	6,516
Conservation Incentive Program Receivable	22,202	18,173
Societal Benefit Costs Receivable	1,253	2,952
Premium for Early Retirement of Debt	1,329	1,370
Other Regulatory Assets	2,887	1,872
	$184,702	$188,688

SJG - 10

Regulatory Liabilities consisted of the following items (in thousands):

	March 31,	December 31,
	2008	2007
Excess Plant Removal Costs	$48,782	$48,705
Liability for NJCEP	2,404	2,797
Deferred Gas Costs and Revenues - Net	23,014	2,586
Other	1,708	1,691

Total Regulatory Liabilities	$75,908	$55,779

Deferred Gas Costs and Revenues - Net - Over/under collections of gas costs are monitored through SJG’s Basic Gas Supply Service Clause (BGSS) mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The BGSS increased from a $2.6 million regulatory  liability at December 31, 2007 to a $23.0 million regulatory  liability at March 31, 2008 primarily as a result of gas costs recovered from customers exceeding the actual cost of the commodity incurred during the first quarter.  Gas costs recoveries are typically very high in the first and fourth quarters of the year as customer consumption is at its highest point during the winter months.  In addition, a change in the fair value of energy related derivatives resulting from an increase in the average future prices accounted for $16.2 million of the fluctuation.

4.              RELATED PARTY TRANSACTIONS:

There have been no significant changes in the nature of SJG’s related party transactions since December 31, 2007. See Note 4 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2007 for a detailed description of such transactions.

A summary of related party transactions, excluding pass-through items, included in Operating Revenues were as follows for the three month periods ended March 31, (in thousands):

	2008	2007

Operating Revenues / Affiliates:
SJRG	$1,407	$12,503
Other	127	92
Total Operating Revenues / Affiliates	$1,534	$12,595

Related party transactions, excluding pass-through items, included in Operating Expenses were as follows for the three month periods ended March 31, (in thousands):

	2008	2007
Costs of Sales / Affiliates (Excluding depreciation):
SJRG	$12,596	$18,088
Total Cost of Sales / Affiliates	$12596	$18,088

Operations Expense / Affiliates:
SJI	$1,646	$1,363
SJIS	1,048	1,082
Millennium	713	700
Other	(158)	(114)
Total Operations Expense / Affiliates	$3,249	$3,031

SJG - 11

5.           RESTRICTED INVESTMENTS:

In accordance with the terms of SJG’s tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of March 31, 2008 and December 31, 2007, the escrowed proceeds, including interest earned, totaled $2.3 million and $2.2 million, respectively.

6.           UNUSED LINES OF CREDIT:

Bank credit available to SJG totaled $176.0 million at March 31, 2008, of which $31.8 million was used. Those bank facilities consist of a $100.0 million credit facility and $76.0 million of uncommitted bank lines. The revolving credit facility expires in August 2011 and contains one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJG was in compliance with this covenant as of March 31, 2008.  Borrowings under these credit facilities are at market rates. The average borrowing cost, which changes daily, was 3.30% and 5.81% at  March 31, 2008 and 2007, respectively.

7.           RETAINED EARNINGS:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $398.4 million at March 31, 2008.

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of March 31, 2008, these loan restrictions did not affect the amount that may be distributed from SJG’s retained earnings.

8.            PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three months ended  March 31, 2008 and 2007, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007

Service Cost	$556	$652	$201	$191
Interest Cost	1,322	1,683	558	664
Expected Return on Plan Assets	(1,669)	(2,069)	(408)	(476)
Amortizations:
Prior Service Cost (Credits)	48	60	(65)	(66)
Actuarial Loss	265	423	140	162
Net Periodic Benefit Cost	522	749	426	475
Capitalized Benefit Costs	(256)	(367)	(209)	(233)
Total Net Periodic Benefit Expense	$266	$382	$217	$242

.

SJG - 12

Capitalized benefit costs reflected in the table above relate to our construction program.

During the three months ended March 31, 2008, SJG contributed $4.8 million to its pension plans.  No contribution was made during the three months ended March 31, 2007.

See Note 11 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2007, for additional information related to SJG’s pension and other postretirement benefits

9.           COMMITMENTS AND CONTINGENCIES:

Contractual Cash Obligations - SJG has incurred various contractual obligations in the normal course of activities. These obligations primarily include future cash payments required under debt agreements, commodity supply purchase agreements, regulatory agreements and construction contracts. There were no significant changes to SJG’s contractual obligations described in Note 12 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2007.

Environmental Remediation Costs - SJG incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. There have been no change to the status of SJG’s environmental remediation efforts since December 31, 2007,  as described in Note 12 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2007. However, the lower end of the range of expected remediation costs, which is recorded as a liability on the condensed balance sheet, has decreased $7.0 million since December 31, 2007.  This decrease is the result of expenditures of $4.7 million during the first quarter of 2008 and revised forecasts of  expected remediation costs for all of  SJG’s sites as additional information has become available.

10.            FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES

Effective January 1, 2008, SJG adopted the provisions of FAS 157 that relate to financial assets and financial liabilities as discussed in Note 1.  FAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.  The levels of the hierarchy are described below:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
•
Level 2:  Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy.

SJG - 13

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category as of March 31, 2008 is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets

Available-for-Sale Securities (A)	$6,251	$6,251	$-	$-
Derivatives – Energy Related Assets (B)	14,300	14,300	-	-
	$20,551	$20,551	$-	$-

Liabilities

Derivatives – Energy Related Liabilities (B)	$226	$226	$-	$-
Derivatives – Other (C)	1,601	-	1,601	-
	$1,827	$226	$1,601	$-

(A) Available-for-Sale Securities are valued using the quoted principal market close prices that are provided by the trustees of these securities.

(B) Derivatives – Energy Related Assets and Liabilities are valued using quoted market sources in active markets.  When this pricing is not available, contracts are valued using broker or dealer quotes or auction prices.

(C) Derivatives – Other are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model.  Market inputs can generally be verified and model selection does not involve significant management judgment.

SJG - 14

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Unaudited)

OVERVIEW:

Organization - SJG is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers to their customers. SJG served 337,455 customers at March 31, 2008 compared with 332,465 customers at March 31, 2007.

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

A discussion of these and other risks and uncertainties may be found in SJG’s Form 10-K for the year ended December 31, 2007 and in other filings made by us with the Securities and Exchange Commission. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Quarterly Report on Form 10-Q, or in any document incorporated by reference, at the date of such document. While SJG believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJG undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies - Estimates and Assumptions - Management must make estimates and assumptions that affect the amounts reported in the condensed financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our condensed financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement benefit costs, and revenue recognition. A discussion of these estimates and assumptions may be found in SJG’s Form 10-K for the year ended December 31, 2007.

New Accounting Pronouncements - See detailed discussions concerning New Accounting Pronouncements and their impact in Note 1 to the condensed financial statements.

Regulatory Actions - There have been no significant regulatory actions since December 31, 2007. See detailed discussions concerning Regulatory Actions in Note 2 to the Financial Statements in item 8 of SJG’s Form 10-K for the year ended December 31, 2007.

Environmental Remediation – Other than the changes discussed in Note 9 to the condensed Financial Statements, there have been no significant changes to the status of SJG’s environmental remediation efforts since December 31, 2007. See detailed discussion concerning Environmental Remediation in Note 12 to the Financial Statements in item 8 of SJG’s Form 10-K for the year ended December 31, 2007.

Competition - See detailed discussion concerning competition in SJG’s Form 10-K for the year ended December 31, 2007.

SJG - 15

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier.  Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility.   The number of customers purchasing their natural gas from marketers was 29,358 and 24,866 at March 31, 2008 and 2007, respectively.

RESULTS OF OPERATIONS:

 The following table summarizes the composition of selected gas utility data for the three months ended March 31 (in thousands, except for degree day data):

	2008		2007
Utility Throughput – dth:
Firm Sales -
Residential	10,183	28%	11,281	30%
Commercial	2,584	7%	2,929	8%
Industrial	75	-	106	-
Cogeneration and electric generation	16	-	31	-
Firm Transportation -
Residential	952	3%	871	2%
Commercial	2,460	7%	2,610	7%
Industrial	3,280	9%	3,111	8%
Cogeneration and electric generation	352	-	414	1%

Total Firm Throughput	19,902	54%	21,353	56%

Interruptible Sales	9	-	10	-
Interruptible Transportation	912	3%	651	3%
Off-System	4,239	12%	6,835	18%
Capacity Release	11,230	31%	8,814	23%

Total Throughput	36,292	100%	37,663	100%

SJG - 16

Utility Operating Revenues:
Firm Sales-
Residential	$143,468	60%	$168,072	60%
Commercial	31,186	13%	36,578	13%
Industrial	3,555	2%	3,983	1%
Cogeneration and electric generation	327	-	449	-
Firm Transportation -
Residential	4,469	2%	3,574	2%
Commercial	7,653	3%	7,028	3%
Industrial	3,192	2%	3,090	1%
Cogeneration and electric generation	322	-	394	-

Total Firm Revenues	194,172	82%	223,168	80%

Interruptible Sales	125	-	140	-
Interruptible Transportation	596	-	463	-
Off-System	39,990	17%	52,066	19%
Capacity Release	2,800	1%	1,744	1%
Other	221	-	283	-

Total Utility Operating Revenues	$237,904	100%	$277,864	100%

Less:
Cost of sales	162,917		205,544
Conservation recoveries *	3,065		1,213
RAC recoveries *	695		472
Revenue taxes	3,790		4,035
Utility Margin	$67,437		$66,600

Margin:
Residential	$40,982	61%	$44,262	67%
Commercial and industrial	14,318	21%	15,360	23%
Cogeneration and electric generation	289	-	359	-
Interruptible	65	-	57	-
Off-system & capacity release	1,081	2%	991	2%
Other revenues	220	-	282	-
Margin before weather normalization & decoupling	56,955	84%	61,311	92%
CIP mechanism	10,482	16%	5,289	8%
Utility Margin	$67,437	100%	$66,600	100%

Degree Days:	2,264		2,418

* Represents revenues for which there is a corresponding charge in operating expenses. Therefore, such recoveries have no impact on our financial results.

Throughput - Total gas throughput decreased 3.6% for the three months ended March 31, 2008, compared with the same period in 2007. Firm throughput  declined in both the residential and commercial markets as a result of 6.4% warmer weather and customer conservation.  Off-System sales (OSS) volume decreased as SJG’s portfolio of assets available for OSS has been reduced under the Conservation Incentive Program, as discussed under “Rates and Regulation” in Item 7 of SJG’s Form 10-K for the year ended December 31, 2007. These decreases were partially offset by an increase in capacity release activity, primarily in March 2008 when the demand for capacity release in the market area rose sharply due to colder weather experienced throughout the winter season in the extreme Northeastern region of the country.

SJG - 17

Conservation Incentive Program (CIP) - The effects of the CIP on our net income and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended
	March 31,
	2008	2007
Net Income Benefit:
CIP – Weather Related	$1.6	$0.3
CIP – Usage Related	4.6	2.8
Total Net Income Benefit	$6.2	$3.1

Weather Compared to 20-Year Average	6.8% warmer	0.5 % warmer
Weather Compared to Prior Year	6.4% warmer	11.8 % colder

Operating Revenues - Revenues decreased $40.0 million or 14.4%, during the first quarter of 2008 compared with the same period in the prior year.  Off-System sales (OSS) volume decreased $12.1 million as activity during the period shifted from sales, which include the cost of commodity, to capacity release activity, which does not include the transfer of commodity.  As a result, OSS revenues decreased; however, the net contribution to the company’s earnings from these activities are not significant.     Next, weather was 6.4% warmer than last year during this three month period which contributed significantly to a $29.0 million reduction in firm sales revenue.  In addition, the Basic Gas Supply Service (BGSS) rate in effect during the first quarter of 2008 was 12.7% lower than the rate in effect during the same time last year.  SJG reduced its BGSS rate in October 2007 primarily due to a combination of actual and forecasted decreases in wholesale gas costs. The decrease in revenue attributable to the BGSS as a result of both lower sales due to the weather and the rate decrease was $23.7 million.    Further, the number of transportation customers increased to 29,358 at March 31, 2008 as compared to 24,866 at March 31, 2007. Transportation customers generate less revenue for the Company because they purchase the gas commodity from a third party marketer. However, as the Company does not profit from the sale of the commodity, neither BGSS rate changes nor customer migration between sales and transportation have an impact on Company profitability.

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

Total margin increased $0.8 million, or 1.3%, for the three months ended March 31, 2008 compared with the same period in 2007 primarily due to customer additions, as noted above.  The CIP protected $10.5 million of pre-tax margin in 2008 that would have been lost due to lower customer usage compared to $5.3 million in the same period last year.  Of these amounts, $2.7 million and $0.5 million were related to weather variations and $7.8 million and $4.8 million were related to other customer usage variations, in 2008 and 2007, respectively.

Operating Expenses - A summary of changes in operating expenses (in thousands):

Three Months Ended March 31,
2008 vs. 2007
Operations	$1,224
Maintenance	380
Depreciation	252
Energy and Other Taxes	(267)

Operations – Operations expense increased $1.2 million for the three months ended March 31, 2008, as compared with the same period in 2007.  The increase is primarily comprised of two factors.

SJG - 18

First, there was an increase of $1.9 million in our spending under the New Jersey Clean Energy Programs (NJCEP) during the three months ended March 31, 2008 compared to the same period last year.  Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period. The BPU-approved NJCEP allows for full recovery of costs, including carrying costs when applicable.  As a result, the increase in expense had no impact on our net income.

Second, there was an offset as expense associated with the uncollectible customer account reserve decreased $0.7 million due to lower levels of customer account receivables in 2008 than in 2007. The first quarter of 2007 was negatively impacted following a very warm start to the 2006-2007 winter season, which allowed the December 31, 2006 reserve to drop to a relatively low level for a calendar year end.  Followed by a much colder first quarter 2007, the resulting increase in the accounts receivable balance caused an unusually high charge to expense last year, as the reserve requirement also rose sharply.

Maintenance - Maintenance expense increased for the three months ended March 31, 2008 compared with the same period during 2007 primarily due to higher levels of Remediation Adjustment Clause (RAC) amortization.  RAC-related expenses do not affect earnings as we recognize an offsetting amount in revenues.

Depreciation - Depreciation expense increased for the three months ended March 31, 2008, as compared with the same period in 2007, due mainly to SJG’s continuing investment in utility plant.

Energy and Other Taxes - Energy and Other Taxes decreased for the three months ended March 31, 2008, compared with the same period in 2007, primarily due to lower energy-related taxes. Lower taxable firm throughput in 2008 resulted from 6.4% warmer weather.

Interest Charges – Interest Charges decreased by $0.3 million for the three months ended March 31, 2008, compared with the same period in 2007.   The decrease was the result of lower short-term interest rates and debt levels.

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

Cash Flows from Operating Activities - Cash generated from operating activities constitutes our primary source of liquidity and varies from year-to-year due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and recoveries provided through our various rate mechanisms. Net cash provided by operating activities was $60.8 million for the  three months ended March 31, 2008, compared with $77.1 million for the same period in 2007. The decrease is primarily due to lower recoveries of gas costs under the company’s BGSS resulting from lower sales volume and a decrease in the BPU-approved BGSS rate in effect during the first quarter of 2008, as discussed previously under “Results of Operations”.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital purchases was $11.4 million and $10.6 million during the first quarter of 2008 and 2007, respectively.

SJG - 19

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

Bank credit available to SJG totaled $176.0 million at March 31, 2008, of which  $31.8 million was used. Those bank facilities consist of a $100.0 million revolving credit facility and $76.0 million of uncommitted bank lines. The revolving credit facility expires in August 2011 and contains one financial covenant that limits SJG’s total debt to total capitalization ratio to no more than 65%, measured on a quarterly basis. The Company is in compliance with this covenant as of March 31, 2008. Based upon the existing credit facilities and a regular dialogue with the company’s banks, management believes that there will continue to be sufficient credit available to meet SJG’s future liquidity needs.

The decrease in the net borrowings of short-term debt of $46.5 million from December 31, 2007 to March 31, 2008, was the result of recovery of costs previously deferred under our various rate mechanisms, as well as the seasonal improvement in cash flows during the first quarter of the year as storage gas has been sold and customer receivables from high usage periods have been collected.  Typically, SJG’s gas storage facilities are refilled in increments between April and October in preparation for the upcoming winter season.

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

SJG’s capital structure was as follows:

	As of March 31, 2008	As of December 31, 2007

Common Equity	54.9%	50.3%
Long-Term Debt	40.7	39.3
Short-Term Debt	4.4	10.4

Total	100.0%	100.0%

SJG’s long-term, senior secured debt is rated “A” and “Baa1” by Standard & Poor’s and Moody’s Investor Services, respectively. These ratings have not changed in the past five years.

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $398.4 million at March 31, 2008.

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Net cash outflows for capital expenditures and remediation projects for the three months ended March 31, 2008 amounted to $11.4 million and $4.7 million, respectively. Management estimates total cash outflows for capital expenditures and remediation projects for 2008, 2009 and 2010, to be approximately $78.5 million, $67.3 million and $59.2 million, respectively.  As discussed in Notes 2 and 12 to the Financial Statements in Item 8 of SJG’s 10-K as of December 31, 2007, environmental remediation costs are subject to recovery from insurance carriers and ratepayers.

SJG - 20

SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of March 31, 2008, average $49.9 million annually and total $207.0 million over the contracts’ lives. Approximately 52% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

Contractual Cash Obligations - Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2007. There were no significant changes to SJG’s contractual cash obligations as described therein.

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

Ratio of Earnings to Fixed Charges - Our ratio of earnings to fixed charges for each of the periods indicated is as follows:

Twelve Months Ended March 31,	Year Ended December 31,

2008	2007	2006	2005	2004	2003

4.3x	4.1x	3.8x	4.0x	3.9x	3.3x

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

We transact commodities on a physical basis and typically do not enter into financial derivative positions directly. South Jersey Resources Group, LLC (SJRG), an affiliate by common ownership, manages our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. It is management’s policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. The majority of our contracts are typically less than 12-months long. The fair value and maturity of all these energy trading and hedging contracts determined using mark-to-market accounting as of  March 31, 2008 is as follows (in thousands):

SJG - 21

Assets:		Maturity	Maturity
	Source of Fair Value	<1 Year	1 - 3 Years	Total

Prices Actively Quoted	NYMEX	$14,078	$222	$14,300

Liabilities:		Maturity	Maturity
	Source of Fair Value	<1 Year	1 - 3 Years	Total

Prices Actively Quoted	NYMEX	$206	$20	$226

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Contracted volumes of our NYMEX contracts are 7.2 MMDth with a weighted-average settlement price of $8.20 per dth.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2008	$(2,092)
Contracts Settled During the Three Months ended March 31, 2008, Net	1,971
Other Changes in Fair Value from Continuing and New Contracts, Net	14,195
Net Derivatives — Energy Related Assets, March 31, 2008	$14,074

The change in our derivative position from a $2.1 million liability at January 1, 2008, to a $14.1 million asset at March 31, 2008, is primarily due to the change in value of our financial positions held with SJRG.    This change in value is primarily due to the increase in futures prices resulting in an increase in the value of these financial contracts.  However, the purchase price of a portion of our future gas purchases is fixed, regardless of future fluctuations in the market price.

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at March 31, 2008, was $31.8 million and averaged $54.4 million during the first three months of 2008. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $321,000 increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2007 – 36 b.p. decrease; 2006 - 72 b.p. increase; 2005 - 191 b.p. increase; 2004 - 115 b.p. increase; and 2003 - 31 b.p. decrease. As of March 31, 2008, our average borrowing cost, which changes daily, was 3.30%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Based on that evaluation, SJG’s chief executive officer and chief financial officer concluded   that the disclosure controls and procedures employed at SJG are effective.

SJG - 22

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended  March 31, 2008 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 21.

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

SOUTH JERSEY GAS COMPANY
(Registrant)

Dated: May 13, 2008	By: /s/ Edward J. Graham
Edward J. Graham
President & Chief Executive Officer

Dated: May 13, 2008	By: /s/ David A. Kindlick
David A. Kindlick
Senior Vice President & Chief Financial Officer

SJG - 23