Form 10-Q
period 2008-06-30
SOUTH JERSEY GAS CO/NEW
filed 2008-08-08
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 1, 2008 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements — See Pages 3 through 15

SJG - 2

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2008	2007

Operating Revenues	$93,571	$95,996

Operating Expenses:
Cost of Sales (Excluding depreciation)	60,263	63,848
Operations	13,531	11,554
Maintenance	1,635	1,430
Depreciation	6,350	6,115
Energy and Other Taxes	1,711	1,872

Total Operating Expenses	83,490	84,819

Operating Income	10,081	11,177

Other Income and Expense	457	356

Interest Charges	(4,618)	(4,791)

Income Before Income Taxes	5,920	6,742

Income Taxes	(2,482)	(2,839)

Net Income	$3,438	$3,903

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG - 3

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2008	2007

Operating Revenues	$331,475	$373,860

Operating Expenses:
Cost of Sales	223,180	269,392
Operations	28,656	25,455
Maintenance	3,487	2,902
Depreciation	12,655	12,168
Energy and Other Taxes	6,068	6,496

Total Operating Expenses	274,046	316,413

Operating Income	57,429	57,447

Other Income and Expense	627	456

Interest Charges	(9,593)	(10,032)

Income Before Income Taxes	48,463	47,871

Income Taxes	(20,012)	(19,709)

Net Income	$28,451	$28,162

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG - 4

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2008	2007

Net Income	$3,438	$3,903

Other Comprehensive Income - Net of Tax:*

Unrealized (Loss) Gain on Available-for-Sale Securities	(43)	114
Unrealized Gain on Derivatives - Other	372	558

Other Comprehensive Income - Net of Tax *	329	672

Comprehensive Income	$3,767	$4,575

	Six Months Ended
	June 30,
	2008	2007

Net Income	$28,451	$28,162

Other Comprehensive Income - Net of Tax:*

Unrealized (Loss) Gain on Available-for-Sale Securities	(280)	180
Unrealized Gain on Derivatives - Other	378	679

Other Comprehensive Income - Net of Tax *	98	859

Comprehensive Income	$28,549	$29,021

* Determined using a combined statutory tax rate of 41.08%

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG - 5

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2008	2007

Net Cash Provided by Operating Activities	$63,089	$75,311

Cash Flows from Investing Activities:
Capital Expenditures	(22,737)	(23,770)
Merchandise Loans	(1,583)	(1,670)
Proceeds from Merchandise Loans	1,891	2,090
Purchase of Restricted Investment with Escrowed Loan Proceeds	(27)	(226)

Net Cash Used in Investing Activities	(22,456)	(23,576)

Cash Flows from Financing Activities:
Net Repayments of Lines of Credit	(8,340)	(44,700)
Principal Repayents of Long-Term Debt	(25,000)	(2,270)
Dividends on Common Stock	(4,933)	(4,683)
Excess Tax Benefit from Restricted Stock Plan	236	-

Net Cash Used in Financing Activities	(38,037)	(51,653)

Net Increase in Cash and Cash Equivalents	2,596	82
Cash and Cash Equivalents at Beginning of Period	3,230	1,967

Cash and Cash Equivalents at End of Period	$5,826	$2,049

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG - 6

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30,	December 31,
	2008	2007
Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,144,044	$1,123,992
Accumulated Depreciation	(285,386)	(276,301)

Property, Plant and Equipment - Net	858,658	847,691

Investments:
Available-for-Sale Securities	6,214	6,714
Restricted Investments	2,266	2,239

Total Investments	8,480	8,953

Current Assets:
Cash and Cash Equivalents	5,826	3,230
Accounts Receivable	61,981	48,984
Accounts Receivable - Related Parties	783	2,267
Unbilled Revenues	6,213	41,576
Provision for Uncollectibles	(3,276)	(3,265)
Natural Gas in Storage, average cost	44,059	56,404
Materials and Supplies, average cost	1,566	1,436
Prepaid Taxes	19,379	10,849
Derivatives - Energy Related Assets	22,981	2,236
Other Prepayments and Current Assets	2,862	2,278

Total Current Assets	162,374	165,995

Regulatory and Other Noncurrent Assets:
Regulatory Assets	187,053	188,688
Unamortized Debt Issuance Costs	6,074	6,307
Prepaid Pension	5,927	1,472
Accounts Receivable - Merchandise	5,867	6,118
Derivatives - Energy Related Assets	951	93
Other	2,476	1,845

Total Regulatory and Other Noncurrent Assets	208,348	204,523

Total Assets	$1,237,860	$1,227,162

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG - 7

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	June 30,	December 31,
	2008	2007

Capitalization and Liabilities

Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	200,553	200,317
Accumulated Other Comprehensive Loss	(5,258)	(5,356)
Retained Earnings	196,124	177,539

Total Common Equity	397,267	378,348

Long-Term Debt	269,873	294,873

Total Capitalization	667,140	673,221

Current Liabilities:
Notes Payable	70,000	78,340
Accounts Payable - Commodity	42,710	34,870
Accounts Payable - Other	11,936	13,650
Accounts Payable - Related Parties	19,881	22,417
Derivatives - Energy Related Liabilities	134	4,360
Deferred Income Taxes - Net	11,097	11,582
Customer Deposits and Credit Balances	18,486	18,067
Environmental Remediation Costs	17,981	25,447
Taxes Accrued	1,944	2,937
Pension Benefits	841	765
Interest Accrued	6,112	6,245
Dividends Declared	4,933	-
Other Current Liabilities	5,222	5,777

Total Current Liabilities	211,277	224,457

Deferred Credits and Other Noncurrent Liabilities:
Regulatory Liabilities	81,478	55,779
Deferred Income Taxes - Net	180,166	168,254
Environmental Remediation Costs	42,704	48,433
Asset Retirement Obligations	23,704	24,364
Pension and Other Postretirement Benefits	23,981	24,682
Investment Tax Credits	1,991	2,149
Derivatives - Energy Related Liabilities	16	61
Derivatives - Other	717	618
Other	4,686	5,144

Total Deferred Credits and Other Noncurrent Liabilities	359,443	329,484

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,237,860	$1,227,162

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG - 8

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

REVENUE BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both revenues and cost of sales and totaled $1.3 million and $1.4 million for the three months ended June 30, 2008 and 2007, respectively, and $5.0 million and $5.4 million for the six months ended June 30, 2008 and 2007, respectively.

CAPITALIZED INTEREST - SJG capitalizes interest on construction at the rate of return on rate base utilized by the New Jersey Board of Public Utilities (BPU) to set rates in our last base rate proceeding (See Note 2). Capitalized interest is included in Utility Plant on the condensed balance sheets. Interest Charges are presented net of capitalized interest on the condensed statements of income. SJG capitalized interest of $58,000 and $95,000 for the three month periods ended June 30, 2008 and 2007, respectively, and $87,000 and $192,000 for the six months ended June 30, 2008 and 2007, respectively.

DERIVATIVE INSTRUMENTS - As part of its gas purchasing strategy, SJG uses physical and financial contracts to hedge against forward price risk. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As of June 30, 2008 and December 31, 2007, SJG had $23.8 million of benefits and $2.1 million of costs, respectively, included in its BGSS related to open financial contracts.

SJG has entered into interest rate derivatives and similar agreements to hedge exposure to increasing interest rates, and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives are included in Derivatives-Other on the condensed balance sheets.  There have been no significant changes to SJG’s active interest rate swaps since December 31, 2007 which are described in Note 1 to the Financial Statements in Item 8 of SJG’s Annual Report on Form 10-K as of December 31, 2007.

The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense.  As of June 30, 2008 and December 31, 2007, the net unrealized loss on these swaps was $0.7 million and $0.6 million, respectively.  The market value represents the amount SJG would have to pay the counterparty to terminate these contracts as of those dates.  For selected interest rate derivatives, the market value upon termination can be recovered in rates and has therefore been included in Other Regulatory Assets in the condensed balance sheets in accordance with FASB Standard No. 71,“Accounting for the Effects of Certain Types of Regulation.”

STOCK-BASED COMPENSATION PLANS - The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at June 30, 2008, and the assumptions used to estimate the fair value of the awards:

Grant	Shares	Fair Value	Expected	Risk-Free
Date	Outstanding	Per Share	Volatility	Interest Rate

Jan. 2006	8,234	$27.950	16.9%	4.5%
Jan. 2007	9,045	$29.210	18.5%	4.9%
Jan. 2008	9,238	$34.030	21.7%	2.9%

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

 The cost of restricted stock awards during the three months ended June 30, 2008 and 2007 approximated $64,600 and $54,700, respectively.  The cost of restricted stock awards during the six months ended June 30, 2008 and 2007 approximated $129,300 and $106,500, respectively.

As of June 30, 2008, there was $0.4 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes information regarding restricted stock award activity during the  six months ended June 30, 2008, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2008	26,102	$27.540

Granted	10,000	34.030
Vested*	(8,126)	25.155
Forfeited	(1,459)	31.541

Nonvested Shares Outstanding, June 30, 2008	26,517	$30.498

* Actual Shares awarded upon vesting, including dividend equivalents and adjustments for performance measures, totaled 12,299 shares.

During the   six months ended June 30, 2008, SJG awarded 12,299 shares to its officers at a market value of $0.4 million. During the six months ended June 30, 2007, SJG awarded 17,143 shares at a market value of $0.6 million. SJG has a policy of making cash payments to SJI to satisfy its obligations under this plan. Cash payments to SJI during the six months ended June 30, 2008 and 2007 were approximately $0.6 million and $1.1 million, respectively, relating to stock awards and include obligations for services previously rendered by officers that are currently employed by affiliates as a result of a January 1, 2006 corporate restructuring by SJI. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

NEW ACCOUNTING PRONOUNCEMENTS - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements (FAS 157),” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement was effective in fiscal years beginning after November 15, 2007. However for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, FAS 157 is effective in fiscal years beginning after November 15, 2008.  The adoption of the initial phase of this statement did not have a material effect on SJG’s condensed financial statements.  Management does not anticipate that the adoption of the remainder of this statement will have a material effect on SJG’s condensed financial statements (See Note 10).

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

SJG - 10

In April 2007, the FASB posted FASB Staff Position FIN 39-1 “Amendment of FASB Interpretation No. 39” which addresses questions received by the FASB staff regarding Interpretation 39 relating to the offsetting of amounts recognized for forward, interest rate swap, currency swap, option, and other conditional or exchange contracts.  The guidance in this FSP is effective for fiscal years beginning after November 15, 2007.  The adoption of this position did not have a material effect on SJG’s condensed financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133” (FAS 161).  This statement requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  FAS 161 is effective for fiscal years beginning after November 15, 2008.  Management is currently evaluating the impact that the adoption of this statement will have on SJG’s condensed financial statements.

CORRECTION IN THE PRESENTATION OF THE STATEMENT OF CASH FLOWS - The following item represents a correction made to the  six months ended June 30, 2007 on the statements of condensed cash flows:

•
Cash flows related to merchandise loans to customers for the purpose of attracting conversions to natural gas heating systems should have been classified under the caption Cash Flows from Investing Activities on the statements of condensed cash flows. Accordingly, cash outflows for loans originated of $1.7 million and cash inflows from the principal collection on these loans of $2.1 million during the six months ended June 30, 2007 are now included within Cash Flows from Investing Activities. The overall net impact resulted in $0.4 million of Cash Flows from Operating Activities for the six months ended June 30, 2007 now being included within Cash Flows from Investing Activities.

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

Regulatory Assets consisted of the following items (in thousands):

	June 30,	December 31,
	2008	2007
Environmental Remediation Costs: Expended - Net	$38,605	$25,960
Liability for Future Expenditures	60,685	73,880
Income Taxes - Flowthrough Depreciation	3,218	3,707
Deferred Asset Retirement Obligation Costs	21,847	21,572
Deferred Pension and Other Postretirement Benefit Costs	32,497	32,686
Temperature Adjustment Clause Receivable	1,045	6,516
Conservation Incentive Program Receivable	24,471	18,173
Societal Benefit Costs Receivable	567	2,952
Premium for Early Retirement of Debt	1,289	1,370
Other Regulatory Assets	2,829	1,872

Total Regulatory Assets	$187,053	$188,688

SJG - 11

Regulatory Liabilities consisted of the following items (in thousands):

	June 30,	December 31,
	2008	2007
Excess Plant Removal Costs	$48,776	$48,705
Liability for NJCEP	1,842	2,797
Deferred Gas Costs and Revenues - Net	28,108	2,586
Other	2,752	1,691

Total Regulatory Liabilities	$81,478	$55,779

DEFERRED GAS COSTS AND REVENUES - NET - Over/under collections of gas costs are monitored through SJG’s Basic Gas Supply Service Clause (BGSS) mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The BGSS increased from a $2.6 million regulatory  liability at December 31, 2007 to a $28.1 million regulatory  liability at June 30, 2008. A change in the fair value of energy related derivatives resulting from an increase in the average future prices accounted for $25.9 million of the fluctuation.

4.              RELATED PARTY TRANSACTIONS:

There have been no significant changes in the nature of SJG’s related party transactions since December 31, 2007. See Note 4 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2007 for a detailed description of such transactions.

A summary of related party transactions, excluding pass-through items, included in Operating Revenues were as follows, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Revenues/Affiliates:
SJRG	$339	$3,542	$1,746	$16,046
Other	107	93	234	201
Total Operating Revenues/Affiliates	$446	$3,635	$1,980	$16,247

 Related party transactions, excluding pass-through items, included in Operating Expenses were as follows, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Costs of Sales/Affiliates (Excluding depreciation):
SJRG *	$(4,173)	$4,946	$8,423	$23,033
Total Cost of Sales/Affiliates	$(4,173)	$4,946	$8,423	$23,033

* Includes gains on derivative contracts used to hedge natural gas purchases.

SJG - 12

Operations Expense/Affiliates
SJI	$1,891	$1,415	$3,537	$2,778
SJIS	1,062	1,073	2,110	2,155
Millennium	720	712	1,510	1,412
Other	(58)	74	(216)	188
Total Operations Expense/Affiliates	$3,615	$3,274	$6,941	$6,533

5.    RESTRICTED INVESTMENTS:

In accordance with the terms of SJG’s tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of June 30, 2008 and December 31, 2007, the escrowed proceeds, including interest earned, totaled $2.3 million and $2.2 million, respectively.

6.           UNUSED LINES OF CREDIT:

Bank credit available to SJG totaled $176.0 million at June 30, 2008, of which $70.0 million was used. Those bank facilities consist of a $100.0 million credit facility and $76.0 million of uncommitted bank lines. The revolving credit facility expires in August 2011 and contains one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJG was in compliance with this covenant as of June 30, 2008.  Borrowings under these credit facilities are at market rates. The average borrowing cost, which changes daily, was 2.83% at   June 30, 2008 and  5.30% at December 31, 2007.

In June 2008, SJG used $25.0 million of the revolving credit facility to repurchase the outstanding auction-rate Series A 2006 Bonds, at par.

7.           RETAINED EARNINGS:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $397.3 million at June 30, 2008.

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of June 30, 2008, these loan restrictions did not affect the amount that may be distributed from SJG’s retained earnings.

8.            PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and six months ended   June 30, 2008 and 2007, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Service Cost	$587	$427	$1,143	$1,260
Interest Cost	1,653	1,028	2,975	2,954
Expected Return on Plan Assets	(2,056)	(1,240)	(3,725)	(3,772)
Amortizations:
Prior Service Cost	56	36	104	110
Actuarial Loss	310	296	575	747
Net Periodic Benefit Cost	550	547	1,072	1,299
Capitalized Benefit Costs	(269)	(266)	(525)	(633)
Total Net Periodic Benefit Expense	$281	$281	$547	$666

SJG - 13

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Service Cost	$148	$160	$349	$415
Interest Cost	509	438	1,067	1,140
Expected Return on Plan Assets	(384)	(342)	(792)	(889)
Amortizations:
Prior Service Credits	(63)	(58)	(128)	(151)
Actuarial Loss	129	99	269	257
Net Periodic Benefit Cost	339	297	765	772
Capitalized Benefit Costs	(166)	(145)	(375)	(378)
Total Net Periodic Benefit Expense	$173	$152	$390	$394

Capitalized benefit costs reflected in the table above relate to our construction program.

During February 2008, SJG contributed $4.8 million to its pension plans.  SJG does not expect to make any additional contributions in 2008.  However, changes in future investment performance and discount rates may ultimately result in additional contributions in 2008. No contribution was made during the six months ended June 30, 2007.

See Note 11 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2007, for additional information related to SJG’s pension and other postretirement benefits

9.           COMMITMENTS AND CONTINGENCIES:

ENVIRONMENTAL REMEDIATION COSTS - SJG incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. There have been no change to the status of SJG’s environmental remediation efforts since December 31, 2007,  as described in Note 12 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2007. However, the lower end of the range of expected remediation costs, which is recorded as a liability on the condensed balance sheet, has decreased $13.2 million since December 31, 2007.  This decrease is the result of expenditures of $14.5 million during the first half of 2008 and revised forecasts of expected remediation costs for all of  SJG’s sites as additional information has become available.

10.            FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:

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

SJG - 14

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category as of June 30, 2008 is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets -

Available-for-Sale Securities (A)	$6,214	$6,214	$-	$-
Derivatives – Energy Related Assets (B)	23,932	23,932	-	-
	$30,146	$30,146	$-	$-

Liabilities -

Derivatives – Energy Related Liabilities (B)	$150	$150	$-	$-
Derivatives – Other (C)	717	-	717	-
	$867	$150	$717	$-

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

OVERVIEW:

Organization - SJG is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers to their customers. SJG served 336,410 customers at June 30, 2008 compared with 331,851 customers at June 30, 2007.

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

SJG - 16

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier.  Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility.   The number of customers purchasing their natural gas from marketers was 28,860 and 26,661 at June 30, 2008 and 2007, respectively.

RESULTS OF OPERATIONS:

 The following table summarizes the composition of selected gas utility data for the three and six months ended  June 30 (in thousands, except for degree day data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Throughput – dth:
Firm Sales -
Residential	2,748	3,232	12,931	14,513
Commercial	829	931	3,413	3,860
Industrial	15	15	90	121
Cogeneration & Electric Generation	356	131	372	162
Firm Transportation -
Residential	263	273	1,215	1,144
Commercial	869	1,054	3,329	3,664
Industrial	3,167	2,957	6,447	6,068
Cogeneration & Electric Generation	573	713	925	1,127

Total Firm Throughput	8,820	9,306	28,722	30,659

Interruptible Sales	18	28	27	38
Interruptible Transportation	613	728	1,525	1,379
Off-System	1,633	3,079	5,872	9,914
Capacity Release	15,827	22,665	27,057	31,479

Total Throughput	26,911	35,806	63,203	73,469

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Utility Operating Revenues:
Firm Sales -
Residential	$44,043	$46,183	$187,511	$214,255
Commercial	12,613	11,069	43,799	47,647
Industrial	1,423	1,423	5,177	5,406
Cogeneration & Electric Generation	4,960	1,618	5,287	2,067
Firm Transportation -
Residential	1,611	1,214	6,080	4,788
Commercial	2,755	2,596	10,408	9,624
Industrial	3,081	2,643	6,273	5,733
Cogeneration & Electric Generation	435	552	757	946

Total Firm Revenues	71,120	67,298	265,292	290,466

Interruptible Sales	269	296	394	436
Interruptible Transportation	371	475	967	938
Off-System	18,596	24,230	58,586	76,296
Capacity Release	2,953	3,338	5,753	5,082
Other	262	359	483	642

Total Utility Operating Revenues	93,571	95,996	331,475	373,860

SJG - 17

Less:
Cost of Sales	$60,263	$63,848	$223,180	$269,392
Conservation Recoveries*	1,968	1,042	5,033	2,255
RAC Recoveries*	694	473	1,389	945
Revenue Taxes	1,252	1,398	5,042	5,433
Utility Margin	$29,394	$29,235	$96,831	$95,835

Margin:
Residential	$16,154	$17,490	$57,136	$61,752
Commercial and Industrial	6,831	7,625	21,149	22,985
Cogeneration and Electric Generation	610	620	899	979
Interruptible	16	41	81	98
Off-system & Capacity Release	507	599	1,588	1,590
Other Revenues	563	544	783	826
Margin Before Weather Normalization & Decoupling	24,681	26,919	81,636	88,230
CIP Mechanism	4,713	2,316	15,195	7,605
Utility Margin	$29,394	$29,235	$96,831	$95,835

Degree Days:	471	547	2,735	2,965

*Represents revenues for which there is a corresponding charge in operating expenses.  Therefore, such recoveries have no impact on our financial results.

Throughput - Total gas throughput decreased 24.8% and 14.0% for the three and six months ended June 30, 2008, respectively, compared with the same periods in 2007. Firm throughput declined in both the residential and commercial markets as a result of  warmer weather, as reflected by the degree day data in the table above, and customer conservation.  Off-System sales (OSS) and capacity release volume decreased substantially as SJG’s portfolio of assets available for such activities has been reduced under the Conservation Incentive Program, as discussed under “Rates and Regulation” in Item 7 of SJG’s Form 10-K for the year ended December 31, 2007.

Conservation Incentive Program (CIP) - The effects of the CIP on our net income and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income Benefit:
CIP – Weather Related	$0.4	$-	$1.6	$0.2
CIP – Usage Related	2.4	1.4	7.4	4.2
Total Net Income Benefit	$2.8	$1.4	$9.0	$4.4

Weather Compared to 20-Year Average	14.2% warmer	0.4% warmer	8.2% warmer	0.4% warmer
Weather Compared to Prior Year	13.9% warmer	36.4% colder	7.8% warmer	15.6% colder

Operating Revenues  Revenues decreased $2.4 million, or 2.5%, during the second quarter of 2008 compared with the same period in the prior year.  Off-System sales (OSS) revenue decreased $5.6 million in relation to the decrease in sales volume noted above under “Throughput”.  As previously discussed, SJG’s portfolio of assets available for OSS has been reduced under the CIP.  Total firm revenues increased during the second quarter of 2008 compared to the same period in the prior year primarily due to higher sales to an electric generation customer.  As June 2008 was one of the warmest Junes on record, higher electric consumption for air conditioning drove the demand for greater natural gas consumption by the regions electric utility.

SJG - 18

During the first six months of 2008, revenues decreased $42.4 million, or 11.3%, compared with the same period in the prior year.   OSS revenue decreased $17.7 million in relation to the decrease in sales volume noted above under “Throughput”, as previously discussed.  Next, weather was 7.8% warmer than last year during this  six month period which contributed significantly to a $25.2 million reduction in firm sales revenue.  In addition, the Basic Gas Supply Service (BGSS) rate in effect during the first half of 2008 was 12.7% lower than the rate in effect during the same time last year.  SJG reduced its BGSS rate in October 2007 primarily due to a combination of actual and forecasted decreases in wholesale gas costs.  However, as the Company does not profit from the sale of the commodity the BGSS rate decrease did not have an impact on Company profitability.  Partially offsetting these decreases, SJG added 4,559 customers during the 12-month period ended June 30, 2008, which represents a 1.4% increase in total customers.

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

Total margin increased $0.2 million, or 0.5%, for the three months ended June 30, 2008 compared with the same period in 2007 due to customer additions, as noted above, partially offset by lower margins from Off System Sales (OSS) and capacity release.  Margins declined in these markets, as previously noted, due to the substantial reduction in SJG’s portfolio of assets available for these activities.   The CIP protected $4.7 million of pre-tax margin in 2008 that would have been lost due to lower customer usage compared to $2.3 million in the same period last year.  In 2008, $0.7 million was related to weather variations and $4.0 million was related to other customer usage variations.  In 2007, the full $2.3 million was related to other customer usage variations.

Total margin increased $1.0 million, or 1.0%, for the six months ended June 30, 2008 compared with the same period in 2007 primarily due to customer additions, as noted above.  Partially offsetting this increase was lower margins from OSS and capacity release as noted above.  The CIP protected $15.2 million of pre-tax margin in the first half of 2008 that would have been lost due to lower customer usage, compared to $7.6 million in the same period last year.  Of these amounts, $2.7 million and $0.5 million were related to weather variations and $12.5 million and $7.1 million were related to other customer usage variations in 2008 and 2007, respectively.

Operating Expenses - A summary of changes in operating expenses (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2008 vs. 2007	2008 vs. 2007

Operations	$1,977	$3,201
Maintenance	205	585
Depreciation	235	487
Energy and Other Taxes	(161)	(428)

Operations – Operations expense increased $2.0 million and $3.2 million for the three and six months ended June 30, 2008, respectively, as compared with the same periods in 2007.  The increases are primarily comprised of  the following factors.

First, our spending under the New Jersey Clean Energy Programs (NJCEP) increased $0.9 million and $2.8 million during the three and six months ended June 30, 2008 compared to the same periods last year, respectively.  Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period. The BPU-approved NJCEP allows for full recovery of costs, including carrying costs when applicable.  As a result, the increase in expense had no impact on our net income.  Second, corporate support, governance and compliance costs, primarily attributable to our parent, SJI, also rose $0.7 million and $0.8 million during the three and six months ended June 30, 2008, compared to the same periods last year, respectively.  Third, expenses associated with the uncollectible customer account reserve increased (decreased) $0.3 million and ($0.3) million during the three and six months ended June 30, 2008 compared with the same periods last year, respectively.  Such changes are the result of normal fluctuations in levels of customer account receivable balances.

SJG - 19

Maintenance - Maintenance expense increased during both the three and six months ended June 30, 2008, compared with the same periods in 2007, primarily due to higher levels of Remediation Adjustment Clause (RAC) amortization.  RAC-related expenses do not affect earnings as we recognize an offsetting amount in revenues.

Depreciation - Depreciation expense increased during both the three and six months ended June 30, 2008, as compared with the same periods in 2007, due mainly to SJG’s continuing investment in utility plant.

Energy and Other Taxes - Energy and Other Taxes decreased during both the three and six months ended June 30, 2008, compared with the same periods in 2007, primarily due to lower energy-related taxes. Lower taxable firm throughput in 2008 resulted from warmer weather, as previously discussed.

Interest Charges – Interest Charges decreased by $0.2 million and $0.4 million for the three and six months ended June 30, 2008, compared with the same periods in 2007.   The decreases were the result of lower short-term interest rates and debt levels, partially offset by higher interest rates incurred on auction rate securities.

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

Cash Flows from Operating Activities - Cash generated from operating activities constitutes our primary source of liquidity and varies from year-to-year due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and recoveries provided through our various rate mechanisms. Net cash provided by operating activities was $63.1 million for the  six months ended June 30, 2008, compared with $75.3 million for the same period in 2007. The decrease is primarily due to lower recoveries of gas costs under the company’s BGSS resulting from lower sales volume and a decrease in the BPU-approved BGSS rate in effect during the first  half of 2008, as discussed previously under “Results of Operations”.  In aggregate, net gas cost recoveries were $14.4 million less than last year.  In addition, SJG incurred an additional $10.1 million in planned environmental remediation costs during the first six months of 2008 compared to the same period in 2007.  Partially offsetting these decreases in operating cash flows were lower tax payments and increased recoveries of previously deferred CIP and TAC balances.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital purchases was $22.7 million and $23.8 million during the first half of 2008 and 2007, respectively.

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

Bank credit available to SJG totaled $176.0 million at June 30, 2008, of which $70.0 million was used. Those bank facilities consist of a $100.0 million revolving credit facility and $76.0 million of uncommitted bank lines. The revolving credit facility expires in August 2011 and contains one financial covenant that limits SJG’s total debt to total capitalization ratio to no more than 65%, measured on a quarterly basis. The Company  was in compliance with this covenant as of June 30, 2008. Based upon the existing credit facilities and a regular dialogue with the company’s banks, management believes that there will continue to be sufficient credit available to meet SJG’s future liquidity needs.

SJG - 20

The decrease in the net borrowings of short-term debt of $8.3 million from December 31, 2007 to June 30, 2008, was the result of recovery of costs previously deferred under our various rate mechanisms, as well as the seasonal improvement in cash flows during the first half of the year as storage gas was sold and customer receivables from high usage periods were collected.  Typically, SJG’s gas storage facilities are refilled in increments between April and October in preparation for the upcoming winter season. Also impacting the amount of short-term debt outstanding was our decision to repurchase $25.0 million of auction-rate securities, at par, in anticipation of converting those securities to another interest rate mode. We funded that repurchase through borrowings under our short-term facilities.  As a result of this repurchase, long-term debt on our balance sheet was reduced by $25.0 million.  We expect that upon conversion, these bonds will be remarketed to the public in the third quarter of 2008, reducing short-term debt by $25.0 million and increasing long-term debt by the same amount.

SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, the company has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance our long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment.   SJG’s most recent MTN program expired in June 2008, and the Company will continue to review the need to establish a new program.

SJG’s capital structure was as follows:

	As of June 30, 2008	As of December 31, 2007

Common Equity	53.9%	50.3%
Long-Term Debt	36.6	39.3
Short-Term Debt	9.5	10.4

Total	100.0%	100.0%

SJG’s long-term, senior secured debt is rated “A” and “Baa1” by Standard & Poor’s and Moody’s Investor Services, respectively. These ratings have not changed in the past five years.

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $397.3 million at June 30, 2008.

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Net cash outflows for capital expenditures and remediation projects for the six months ended June 30, 2008 amounted to $22.7 million and $14.5 million, respectively. Management estimates total cash outflows for capital expenditures and remediation projects for 2008, 2009 and 2010, to be approximately $97.3 million, $86.3 million and $59.2 million, respectively.  The estimated cash outflows for 2008 and 2009 increased from prior estimates due to additional planned expenditures for delivery system infrastructure improvements. As discussed in Notes 2 and 12 to the Financial Statements in Item 8 of SJG’s 10-K as of December 31, 2007, environmental remediation costs are subject to recovery from insurance carriers and ratepayers.

SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of June 30, 2008, average $44.9 million annually and total $177.5 million over the contracts’ lives. Approximately 49% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

Contractual Cash Obligations – Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2007.  There were no significant changes to SJG’s contractual cash obligations except for commodity supply purchase obligations which decreased by approximately $42.0 million.  This was primarily due to the expiration of obligations during the first six months of 2008 and includes the impact of a rate case settlement by one of SJG’s suppliers.

SJG - 21

Off-Balance Sheet Arrangements - We have no off-balance sheet arrangements.

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

Ratio of Earnings to Fixed Charges - Our ratio of earnings to fixed charges for each of the periods indicated is as follows:

Twelve Months Ended June 30,	Year Ended December 31,

2008	2007	2006	2005	2004	2003

4.2x	4.1x	3.8x	4.0x	3.9x	3.3x

The ratio of earnings to fixed charges represents, on a pre-tax basis, the number of times earnings covers fixed charges. Earnings consist of net income, to which has been added fixed charges and taxes. Fixed charges consist of interest charges, preferred securities dividend requirements that existed through 2005, and an interest factor in rentals.

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

We transact commodities on a physical basis and typically do not enter into financial derivative positions directly. South Jersey Resources Group, LLC (SJRG), an affiliate by common ownership, manages our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. It is management’s policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. The majority of our contracts are typically less than 12-months long. The fair value and maturity of all these energy trading and hedging contracts determined using mark-to-market accounting as of June 30, 2008 is as follows (in thousands):

Assets:		Maturity	Maturity
	Source of Fair Value	<1 Year	1 - 3 Years	Total

Prices Actively Quoted	NYMEX	$22,981	$951	$23,932

Liabilities:		Maturity	Maturity
	Source of Fair Value	<1 Year	1 - 3 Years	Total

Prices Actively Quoted	NYMEX	$134	$16	$150

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Contracted volumes of our NYMEX contracts are 5.5 MMDth with a weighted-average settlement price of $8.87 per dth.

SJG - 22

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2008	$(2,092)
Contracts Settled During the Six Months ended June 30, 2008, Net	2,262
Other Changes in Fair Value from Continuing and New Contracts, Net	23,612
Net Derivatives — Energy Related Assets, June 30, 2008	$23,782

The change in our derivative position from a $2.1 million liability at January 1, 2008, to a $23.8 million asset at June 30, 2008, is primarily due to the change in value of our financial positions held with SJRG.    This change in value is primarily due to the increase in futures prices resulting in an increase in the value of these financial contracts.  However, the purchase price of a portion of our future gas purchases is fixed, regardless of future fluctuations in the market price.

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at June 30, 2008, was $70.0 million and averaged $44.5 million during the first six months of 2008. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $263,000 increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2007 – 36 b.p. decrease; 2006 - 72 b.p. increase; 2005 - 191 b.p. increase; 2004 - 115 b.p. increase; and 2003 - 31 b.p. decrease. As of June 30, 2008, our average borrowing cost, which changes daily, was 2.83%.

We issue long-term debt either at fixed rates or use interest rate derivatives to reduce exposure to changing interest rates on variable-rate, long-term debt. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

However, due to general market conditions during 2008, the demand for auction-rate securities  was disrupted resulting in increased interest rate volatility for tax-exempt auction-rate debt.  As a result, the $25.0 million of tax-exempt auction-rate debt issued by the Company (and repurchased in June 2008) has been exposed to changes in interest rates that were not completely mitigated by the related interest rate derivatives.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. Based on that evaluation, SJG’s chief executive officer and chief financial officer concluded   that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended   June 30, 2008 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 22.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

SJG - 23

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

SOUTH JERSEY GAS COMPANY
(Registrant)

Dated: August 8, 2008	By: /s/ Edward J. Graham
Edward J. Graham
President & Chief Executive Officer

Dated: August 8, 2008	By: /s/ David A. Kindlick
David A. Kindlick
Senior Vice President & Chief Financial Officer

SJG - 24