Form 10-Q
period 2008-09-30
SOUTH JERSEY GAS CO/NEW
filed 2008-11-10
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]      No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]      No  [X]

As of November 3, 2008 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements — See Pages 3 through 15

SJG - 2

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	September 30,
	2008	2007

Operating Revenues	$64,563	$84,420

Operating Expenses:
Cost of Sales (Excluding depreciation)	41,201	62,223
Operations	12,488	10,968
Maintenance	1,925	1,544
Depreciation	6,409	6,188
Energy and Other Taxes	1,356	1,307

Total Operating Expenses	63,379	82,230

Operating Income	1,184	2,190

Other Income and Expense	242	157

Interest Charges	(4,586)	(5,371)

Loss Before Income Taxes	(3,160)	(3,024)

Income Tax Benefit	1,306	1,278

Net Loss	$(1,854)	$(1,746)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG - 3

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Nine Months Ended
	September 30,
	2008	2007

Operating Revenues	$396,038	$458,280

Operating Expenses:
Cost of Sales (Excluding depreciation)	264,381	331,615
Operations	41,144	36,423
Maintenance	5,412	4,446
Depreciation	19,064	18,356
Energy and Other Taxes	7,424	7,803

Total Operating Expenses	337,425	398,643

Operating Income	58,613	59,637

Other Income and Expense	869	613

Interest Charges	(14,179)	(15,403)

Income Before Income Taxes	45,303	44,847

Income Taxes	(18,706)	(18,431)

Net Income	$26,597	$26,416

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG - 4

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	September 30,
	2008	2007

Net Loss	$(1,854)	$(1,746)

Other Comprehensive Loss - Net of Tax:

Unrealized (Loss) Gain on Equity Investments	(355)	41
Unrealized Gain (Loss) on Derivatives - Other	7	(487)

Other Comprehensive Loss - Net of Tax *	(348)	(446)

Comprehensive Loss	$(2,202)	$(2,192)

	Nine Months Ended
	September 30,
	2008	2007

Net Income	$26,597	$26,416

Other Comprehensive (Loss) Income - Net of Tax:

Unrealized (Loss) Gain on Equity Investments	(635)	221
Unrealized Gain on Derivatives - Other	385	192

Other Comprehensive (Loss) Income - Net of Tax *	(250)	413

Comprehensive Income	$26,347	$26,829

* Determined using a combined statutory tax rate of 41.08%

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG - 5

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended
	September 30,
	2008	2007

Net Cash Provided by Operating Activities	$35,773	$67,544

Cash Flows from Investing Activities:
Capital Expenditures	(37,271)	(34,386)
Merchandise Loans	(2,857)	(2,695)
Proceeds from Merchandise Loans	2,923	2,975
Purchase of Restricted Investments with Escrowed Loan Proceeds	(36)	(323)
Proceeds from Sale of Restricted Investments from Escrowed Loan Proceeds	-	4,495

Net Cash Used in Investing Activities	(37,241)	(29,934)

Cash Flows from Financing Activities:
Net Borrowing (Repayments) of Lines of Credit	10,285	(25,700)
Principal Repayments of Long-Term Debt	(25,000)	(2,290)
Proceeds from Issuance of Long-Term Debt	25,000	-
Payments for Issuance of Long-Term Debt	(247)	-
Dividends on Common Stock	(9,866)	(9,366)
Excess Tax Benefit from Restricted Stock Plan	236	-

Net Cash Provided By (Used in) Financing Activities	408	(37,356)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,060)	254
Cash and Cash Equivalents at Beginning of Period	3,230	1,967

Cash and Cash Equivalents at End of Period	$2,170	$2,221

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG - 6

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30,	December 31,
	2008	2007
Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,156,565	$1,123,992
Accumulated Depreciation	(290,215)	(276,301)

Property, Plant and Equipment - Net	866,350	847,691

Investments:
Available-for-Sale Securities	5,633	6,714
Restricted Investments	2,275	2,239

Total Investments	7,908	8,953

Current Assets:
Cash and Cash Equivalents	2,170	3,230
Accounts Receivable	29,614	48,984
Accounts Receivable - Related Parties	675	2,267
Unbilled Revenues	7,692	41,576
Provision for Uncollectibles	(3,726)	(3,265)
Natural Gas in Storage, average cost	78,259	56,404
Materials and Supplies, average cost	2,022	1,436
Prepaid Taxes	21,030	10,849
Derivatives - Energy Related Assets	2,653	2,236
Other Prepayments and Current Assets	2,713	2,278

Total Current Assets	143,102	165,995

Regulatory and Other Noncurrent Assets:
Regulatory Assets	212,743	188,688
Unamortized Debt Issuance Costs	6,196	6,307
Prepaid Pension	5,756	1,472
Accounts Receivable - Merchandise	6,039	6,118
Derivatives - Energy Related Assets	20	93
Other	3,426	1,845

Total Regulatory and Other Noncurrent Assets	234,180	204,523

Total Assets	$1,251,540	$1,227,162

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG - 7

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	September 30,	December 31,
	2008	2007

Capitalization and Liabilities

Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	200,553	200,317
Accumulated Other Comprehensive Loss	(5,606)	(5,356)
Retained Earnings	191,770	177,539

Total Common Equity	392,565	378,348

Long-Term Debt	294,873	294,873

Total Capitalization	687,438	673,221

Current Liabilities:
Notes Payable	88,625	78,340
Accounts Payable - Commodity	20,800	34,870
Accounts Payable - Other	10,728	13,650
Accounts Payable - Related Parties	10,652	22,417
Derivatives - Energy Related Liabilities	15,010	4,360
Deferred Income Taxes - Net	10,819	11,582
Customer Deposits and Credit Balances	30,033	18,067
Environmental Remediation Costs	18,174	25,447
Taxes Accrued	1,714	2,937
Pension Benefits	841	765
Interest Accrued	4,499	6,245
Dividends Declared	2,501	-
Other Current Liabilities	5,407	5,777

Total Current Liabilities	219,803	224,457

Deferred Credits and Other Noncurrent Liabilities:
Regulatory Liabilities	52,336	55,779
Deferred Income Taxes - Net	181,829	168,254
Environmental Remediation Costs	52,986	48,433
Asset Retirement Obligations	23,682	24,364
Pension and Other Postretirement Benefits	23,665	24,682
Investment Tax Credits	1,912	2,149
Derivatives - Energy Related Liabilities	1,570	61
Derivatives - Other	1,413	618
Other	4,906	5,144

Total Deferred Credits and Other Noncurrent Liabilities	344,299	329,484

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,251,540	$1,227,162

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

REVENUE BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both revenues and cost of sales and totaled $0.9 million for both the three months ended September 30, 2008 and 2007, and $5.9 million and $6.3 million for the nine months ended September 30, 2008 and 2007, respectively.

CAPITALIZED INTEREST - SJG capitalizes interest on construction at the rate of return on rate base utilized by the New Jersey Board of Public Utilities (BPU) to set rates in our last base rate proceeding (See Note 2). Capitalized interest is included in Utility Plant on the condensed balance sheets. Interest Charges are presented net of capitalized interest on the condensed statements of income. SJG capitalized interest of $0.1 million for both of the three month periods ended September 30, 2008 and 2007, and $0.3 million for the nine months ended September 30, 2008 and 2007.

DERIVATIVE INSTRUMENTS - As part of its gas purchasing strategy, SJG uses physical and financial contracts (including forward contracts, swap agreements, option contracts and future contracts) to hedge against forward price risk. SJI structured its subsidiaries so that SJG transacts commodities on a physical basis and typically does not directly enter into positions that financially settle.  South Jersey Resources Group, LLC, (SJRG) an affiliate by common ownership, performs this risk management function for SJG and enters into the types of financial transactions noted above.  As part of its gas purchasing strategy, SJG uses financial contracts through SJRG to hedge against forward price risk.  The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As of September 30, 2008 and December 31, 2007, SJG had $13.9 million and $2.1 million of costs, respectively, included in its BGSS related to open financial contracts.

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

The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense.  As of September 30, 2008 and December 31, 2007, the net unrealized loss on these swaps was $1.4 million and $0.6 million, respectively.  The market value represents the amount SJG would have to pay the counterparty to terminate these contracts as of those dates.  The market value of these interest rate derivatives upon termination can be recovered in rates and has therefore been included in Other Regulatory Assets in the condensed balance sheets in accordance with FASB Standard No. 71,“Accounting for the Effects of Certain Types of Regulation.”

SJG - 9

STOCK-BASED COMPENSATION PLANS - The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at September 30, 2008, and the assumptions used to estimate the fair value of the awards:

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

 The cost of restricted stock awards during the three months ended September 30, 2008 and 2007 approximated $64,600 and $56,100, respectively.  The cost of restricted stock awards during the nine months ended September 30, 2008 and 2007 approximated $193,900 and $162,600, respectively.

As of September 30, 2008, there was $0.4 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes information regarding restricted stock award activity during the nine months ended September 30, 2008, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2008	17,976	$28.618

Granted	10,000	34.030
Vested	-	-
Forfeited	(1,459)	31.541

Nonvested Shares Outstanding, September 30, 2008	26,517	$30.498

During the nine months ended September 30, 2008, SJG awarded 12,299 shares that had vested at December 31, 2007, to its officers at a market value of $0.4 million. During the nine months ended September 30, 2007, SJG awarded 17,143 shares at a market value of $0.6 million. SJG has a policy of making cash payments to SJI to satisfy its obligations under this plan. Cash payments to SJI during the nine months ended September 30, 2008 and 2007 were approximately $0.6 million and $1.1 million, respectively, relating to stock awards and include obligations for services previously rendered by officers that are currently employed by affiliates as a result of a January 1, 2006 corporate restructuring by SJI. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

NEW ACCOUNTING PRONOUNCEMENTS - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements (FAS 157),” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” to provide clarification of the application of Statement 157 in a market that is not active and to provide an example to illustrate key considerations in determining the fair value of a financial asset in such a non-active market. This statement was effective in fiscal years beginning after November 15, 2007. However for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, FAS 157 is effective in fiscal years beginning after November 15, 2008.  The adoption of the initial phase of this statement did not have a material effect on SJG’s condensed financial statements.  Management does not anticipate that the adoption of the remainder of this statement will have a material effect on SJG’s condensed financial statements (See Note 10).

SJG - 10

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

In April 2007, the FASB posted FASB Staff Position (FSP) FIN 39-1 “Amendment of FASB Interpretation No. 39” which addresses questions received by the FASB staff regarding Interpretation 39 relating to the offsetting of amounts recognized for forward, interest rate swap, currency swap, option, and other conditional or exchange contracts.  The guidance in this FSP is effective for fiscal years beginning after November 15, 2007.  The adoption of this position did not have a material effect on SJG’s condensed financial statements.

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

In September 2008, the FASB issued FASB Staff Position (FSP) No. 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees:  An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives.  The provisions of the FSP that amend Statement 133 and Interpretation 45 are effective for reporting periods (annual or interim) ending after November 15, 2008.  Management is currently evaluating the impact that the adoption of this position will have on the Company’s condensed financial statements.

CORRECTION IN THE PRESENTATION OF THE STATEMENT OF CASH FLOWS - The following item represents a correction made to the nine months ended September 30, 2007 on the statements of condensed cash flows:

·
Cash flows related to merchandise loans to customers for the purpose of attracting conversions to natural gas heating systems should have been classified under the caption Cash Flows from Investing Activities on the statements of condensed cash flows. Accordingly, cash outflows for loans originated of $2.7 million and cash inflows from the principal collection on these loans of $3.0 million during the nine months ended September 30, 2007 are now included within Cash Flows from Investing Activities. The overall net impact resulted in $0.3 million of Cash Flows from Operating Activities for the nine months ended September 30, 2007 now being included within Cash Flows from Investing Activities.

This change did not impact previously reported revenue or net income and is considered immaterial to the overall presentation of the condensed financial statements.

2.              RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the BPU.  In August 2008 the BPU approved the statewide funding of the New Jersey Clean Energy Program (NJCEP) of $1.2 billion for the years 2009 through 2012.  Of this amount, we will be responsible for the collection and remittance of approximately $41.5 million over the four year period to the State.  This mechanism recovers costs associated with our energy efficiency and renewable energy programs.  NJCEP adjustments affect revenue and cash flows but do not directly affect earnings as related costs are deferred and recovered through rates on an on-going basis.

There have been no other significant regulatory actions or changes to SJG’s rate structure since December 31, 2007. See Note 2 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2007.

SJG - 11

3.            REGULATORY ASSETS AND LIABILITIES:

Other than the Deferred Gas Costs and Revenues - Net, discussed below, there have been no significant changes to the nature of SJG’s regulatory assets and liabilities since December 31, 2007, which are described in Notes 2 and 3 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2007.

Regulatory Assets consisted of the following items (in thousands):

	September 30,	December 31,
	2008	2007
Environmental Remediation Costs: Expended - Net	$43,930	$25,960
Liability for Future Expenditures	71,161	73,880
Income Taxes - Flowthrough Depreciation	2,974	3,707
Deferred Asset Retirement Obligation Costs	21,942	21,572
Deferred Pension and Other Postretirement Benefit Costs	32,422	32,686
Interest Rate Swaps	1,413	-
Deferred Gas Costs and Revenues - Net	10,913	-
Temperature Adjustment Clause Receivable	399	6,516
Conservation Incentive Program Receivable	23,543	18,173
Societal Benefit Costs Receivable	601	2,952
Premium for Early Retirement of Debt	1,248	1,370
Other Regulatory Assets	2,197	1,872

Total Regulatory Assets	$212,743	$188,688

Regulatory Liabilities consisted of the following items (in thousands):

	September 30,	December 31,
	2008	2007
Excess Plant Removal Costs	$48,814	$48,705
Liability for NJCEP	1,672	2,797
Deferred Gas Costs and Revenues - Net	-	2,586
Other	1,850	1,691

Total Regulatory Liabilities	$52,336	$55,779

Deferred Gas Costs And Revenues - Net - Over/under collections of gas costs are monitored through SJG’s Basic Gas Supply Service Clause (BGSS) mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. Deferred gas costs and revenues-net shifted from a $2.6 million regulatory  liability at December 31, 2007 to a $10.9 million regulatory  asset at September 30, 2008. A change in the fair value of energy related derivatives resulting from an increase in the average future prices accounted for $11.8 million of the fluctuation.

4.              RELATED PARTY TRANSACTIONS:

There have been no significant changes in the nature of SJG’s related party transactions since December 31, 2007. See Note 4 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2007 for a detailed description of such transactions.

SJG - 12

A summary of related party transactions, excluding pass-through items, included in Operating Revenues were as follows, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Revenues/Affiliates:
SJRG	$840	$995	$2,585	$17,041
Other	81	87	315	289
Total Operating Revenues/Affiliates	$921	$1,082	$2,900	$17,330

 Related party transactions, excluding pass-through items, included in Operating Expenses were as follows, (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Costs of Sales/Affiliates (Excluding depreciation):
SJRG	$2,624	$562	$18,396	$14,423

Derivative Gains (Losses) (See Note 1):
SJRG	$(5,375)	$6,835	$(12,723)	$16,007

Operations Expense/Affiliates:
SJI	$1,450	$1,007	$4,873	$3,785
SJIS	1,073	1,020	3,183	3,175
Millennium	735	716	2,245	2,128
Other	(58)	(42)	(160)	(231)
Total Operations Expense/Affiliates	$3,200	$2,701	$10,141	$8,857

5.            RESTRICTED INVESTMENTS:

In accordance with the terms of SJG’s tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of September 30, 2008 and December 31, 2007, the escrowed proceeds, including interest earned, totaled $2.3 million and $2.2 million, respectively.

6.           UNUSED LINES OF CREDIT:

Bank credit available to SJG totaled $163.0 million at September 30, 2008, of which $88.6 million was used. Those bank facilities consist of a $100.0 million credit facility, a $10.0 million line of credit and $53.0 million of uncommitted bank lines. The revolving credit facility expires in August 2011 and contains one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis. SJG was in compliance with this covenant as of September 30, 2008.  Borrowings under these credit facilities are at market rates. The weighted average borrowing cost, which changes daily, was 3.66% at  September 30, 2008 and  5.30% at December 31, 2007.

In June 2008, SJG used $25.0 million of the revolving credit facility to repurchase the outstanding auction-rate Series A 2006 Bonds, at par.  The bonds were remarketed to the public in August 2008 as variable-rate demand bonds, with liquidity support provided by a letter of credit from a commercial bank as discussed in Note 9.  The borrowings under the revolving credit facility were repaid at that time.  Material terms of the original bonds, such as the 2036 maturity date, floating rate interest reset weekly, and a first mortgage collateral position, remain unchanged.

SJG - 13

7.           RETAINED EARNINGS:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $392.6 million at September 30, 2008.

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of September 30, 2008, these loan restrictions did not affect the amount that may be distributed from SJG’s retained earnings.

8.            PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and nine months ended  September 30, 2008 and 2007, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Service Cost	$572	$427	$1,715	$1,686
Interest Cost	1,488	1,028	4,462	3,982
Expected Return on Plan Assets	(1,863)	(1,240)	(5,587)	(5,012)
Amortizations:
Prior Service Cost	52	36	157	147
Actuarial Loss	288	296	862	1,044
Net Periodic Benefit Cost	537	547	1,609	1,847
Capitalized Benefit Costs	(263)	(266)	(788)	(900)
Total Net Periodic Benefit Expense	$274	$281	$821	$947

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Service Cost	$175	$160	$524	$575
Interest Cost	534	438	1,600	1,579
Expected Return on Plan Assets	(396)	(342)	(1,188)	(1,232)
Amortizations:
Prior Service Credits	(64)	(58)	(192)	(209)
Actuarial Loss	135	99	403	357
Net Periodic Benefit Cost	384	297	1,147	1,070
Capitalized Benefit Costs	(188)	(145)	(562)	(525)
Total Net Periodic Benefit Expense	$196	$152	$585	$545

Capitalized benefit costs reflected in the table above relate to our construction program.

During February 2008, SJG contributed $4.8 million to its pension plans.  SJG does not expect to make any additional contributions in 2008.   No contribution was made during the nine months ended September 30, 2007.

See Note 11 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2007, for additional information related to SJG’s pension and other postretirement benefits.

SJG - 14

9.           COMMITMENTS AND CONTINGENCIES:

STANDBY LETTER OF CREDIT -  SJG provided a $25.3 million letter of credit, outside of the revolving credit facility, to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG's natural gas distribution system as discussed in Note 6.  This letter of credit expires in August 2009.

ENVIRONMENTAL REMEDIATION COSTS - SJG incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. There have been no changes to the status of SJG’s environmental remediation efforts since December 31, 2007,  as described in Note 12 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2007. However, the lower end of the range of expected remediation costs, which is recorded as a liability on the condensed balance sheet, has decreased $2.7 million since December 31, 2007.  This decrease is the result of expenditures of $20.8 million during the first nine months of 2008 and revised forecasts of expected remediation costs for all of  SJG’s sites as additional information has become available.

10.            FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:

Effective January 1, 2008, SJG adopted the provisions of FAS 157 that relate to financial assets and financial liabilities as discussed in Note 1.  FAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.  The levels of the hierarchy are described below:

·	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

·
Level 2:  Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

·	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy.

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category as of September 30, 2008 is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets -

Available-for-Sale Securities (A)	$5,633	$5,633	$-	$-
Derivatives – Energy Related Assets (B)	2,673	2,673	-	-
	$8,306	$8,306	$-	$-

Liabilities -

Derivatives – Energy Related Liabilities (B)	$16,580	$16,497	$83	$-
Derivatives – Other (C)	1,413	-	1,413	-
	$17,993	$16,497	$1,496	$-

(A) Available-for-Sale Securities are valued using the quoted principal market close prices that are provided by the trustees of these securities.

(B) Derivatives – Energy Related Assets and Liabilities are traded in both exchange-based and non-exchange-based markets. Exchange-based contracts are valued using unadjusted quoted market sources in active markets and are categorized in Level 1 in the fair value hierarchy. Certain non-exchange-based contracts are valued using indicative price quotations available through brokers or over-the-counter, on-line exchanges and, are categorized in Level 2. These price quotations reflect the average of the bid-ask mid-point prices and are obtained from sources that management believes provide the most liquid market. Management reviews and corroborates the price quotations to ensure the prices are observable which includes consideration of actual transaction volumes, market delivery points, bid-ask spreads and contract duration.

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

OVERVIEW:

Organization - SJG is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers to their customers. SJG served 336,004 customers at September 30, 2008 compared with 331,790 customers at September 30, 2007.

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

In recent months, declines in the investment markets have negatively impacted the value of our pension and other postretirement benefit plan assets.  As a result, SJG anticipates an increase in the amount of pension and other postretirement benefit costs that will be required to be recognized in 2009 and beyond.  We are unable to determine these amounts at this time, as changes in the investment performance between now and the end of the year can significantly impact the ultimate determination of these future costs.

New Accounting Pronouncements - See detailed discussions concerning New Accounting Pronouncements and their impact in Note 1 to the condensed financial statements.

Regulatory Actions – Other than the changes discussed in Note 2 to the condensed Financial Statements, there have been no significant regulatory actions since December 31, 2007. See detailed discussions concerning Regulatory Actions in Note 2 to the Financial Statements in item 8 of SJG’s Form 10-K for the year ended December 31, 2007.

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

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier.  Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility.   The number of customers purchasing their natural gas from marketers was 28,210 and 27,019 at September 30, 2008 and 2007, respectively.

RESULTS OF OPERATIONS:

 The following table summarizes the composition of selected gas utility data for the three and nine months ended September 30 (in thousands, except for degree day data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Throughput – dth:
Firm Sales -
Residential	1,559	1,556	14,490	16,069
Commercial	652	637	4,065	4,497
Industrial	13	17	103	138
Cogeneration & Electric Generation	156	791	528	953
Firm Transportation -
Residential	136	129	1,351	1,273
Commercial	598	607	3,927	4,271
Industrial	3,095	2,835	9,542	8,903
Cogeneration & Electric Generation	1,115	1,288	2,040	2,415

Total Firm Throughput	7,324	7,860	36,046	38,519

Interruptible Sales	1	1	28	39
Interruptible Transportation	509	722	2,034	2,101
Off-System	1,458	3,505	7,330	13,419
Capacity Release	20,196	23,738	47,253	55,217

Total Throughput	29,488	35,826	92,691	109,295

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Utility Operating Revenues:
Firm Sales -
Residential	$26,587	$33,386	$214,098	$247,641
Commercial	9,650	10,113	53,449	57,760
Industrial	874	1,013	6,051	6,419
Cogeneration & Electric Generation	2,166	6,202	7,453	8,269
Firm Transportation -
Residential	1,081	1,136	7,161	5,924
Commercial	2,124	2,293	12,532	11,917
Industrial	2,974	3,497	9,247	9,230
Cogeneration & Electric Generation	599	657	1,356	1,603

Total Firm Revenues	46,055	58,297	311,347	348,763

Interruptible Sales	22	14	304	450
Interruptible Transportation	334	451	1,301	1,389
Off-System	14,403	22,008	72,989	98,304
Capacity Release	3,512	3,324	9,265	8,406
Other	237	326	832	968

Total Utility Operating Revenues	64,563	84,420	396,038	458,280

SJG - 17

Less:
Cost of Sales	$41,201	$62,223	$264,381	$331,615
Conservation Recoveries*	1,116	633	6,149	2,888
RAC Recoveries*	695	472	2,084	1,417
Revenue Taxes	870	883	5,912	6,316
Utility Margin	$20,681	$20,209	$117,512	$116,044

Margin:
Residential	$12,094	$11,841	$69,230	$73,593
Commercial and Industrial	6,185	6,360	27,334	29,345
Cogeneration and Electric Generation	641	793	1,540	1,772
Interruptible	11	31	92	129
Off-system & Capacity Release	572	596	2,160	2,186
Other Revenues	1,085	603	1,868	1,429
Margin Before Weather Normalization & Decoupling	20,588	20,224	102,224	108,454
CIP Mechanism	93	(15)	15,288	7,590
Utility Margin	$20,681	$20,209	$117,512	$116,044

Degree Days:	18	21	2,753	2,986

*Represents revenues for which there is a corresponding charge in operating expenses.  Therefore, such recoveries have no impact on our financial results.

Throughput - Total gas throughput decreased 17.7% and 15.2% for the three and nine months ended September 30, 2008, respectively, compared with the same periods in 2007. Year-to-date firm throughput declined in both the residential and commercial markets as a result of warmer weather, as reflected by the degree day data in the table above, and customer conservation.  Off-System sales (OSS) and capacity release volume decreased substantially as SJG’s portfolio of assets available for such activities has been reduced under the Conservation Incentive Program, as discussed under “Rates and Regulation” in Item 7 of SJG’s Form 10-K for the year ended December 31, 2007.

Conservation Incentive Program (CIP) - The effects of the CIP on our net income and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Income Benefit:
CIP – Weather Related	$-	$-	$1.6	$0.2
CIP – Usage Related	0.1	-	7.4	4.2
Total Net Income Benefit	$0.1	$-	$9.0	$4.4

Weather Compared to 20-Year Average	62.5% warmer	56.2% warmer	9.0% warmer	1.3% warmer
Weather Compared to Prior Year	14.3% warmer	40.0% warmer	7.8% warmer	14.9% colder

Operating Revenues  Revenues decreased $19.9 million, or 23.5%, during the third quarter of 2008 compared with the same period in the prior year.  Off-System sales (OSS) revenue decreased $7.6 million in relation to the decrease in sales volume noted above under “Throughput”.  As previously discussed, SJG’s portfolio of assets available for OSS has been reduced under the CIP.  Total firm revenues decreased during the third quarter of 2008 compared to the same period in the prior year primarily due to lower residential revenues resulting from a lower Basic Gas Supply Service (BGSS) rate in effect during the first nine months of 2008.  The 2008 BGSS rate was 12.7% lower than the rate in effect during the same time last year.  SJG reduced its BGSS rate in October 2007 primarily due to a combination of actual and forecasted decreases in wholesale gas costs.  However, as the Company does not profit from the sale of the commodity the BGSS rate decrease did not have an impact on Company profitability. Finally, the Company experienced lower sales to the region’s electric utility, as their demand to consume natural gas to generate electric during the summer months decreased substantially. Since the majority of the Company’s profits from electric generation sales are contractually fixed, the decrease in volume and revenue had little impact on profitability.

SJG - 18

During the first nine months of 2008, revenues decreased $62.2 million, or 13.6%, compared with the same period in the prior year.   OSS revenue decreased $25.3 million in relation to the decrease in sales volume noted above under “Throughput”, as previously discussed.  Next, weather was 7.8% warmer than last year during this nine- month period which contributed significantly to a $37.4 million, or 10.7%, reduction in firm sales revenue.  Further, the Basic Gas Supply Service (BGSS) rate in effect during the first nine months of 2008 was 12.7% lower than the rate in effect during the same time last year.  As previously mentioned, SJG reduced its BGSS rate in October 2007; however, the rate decrease did not have an impact on Company profitability.  Partially offsetting these decreases, SJG added 4,214 customers during the 12-month period ended September 30, 2008, which represents a 1.3% increase in total customers.

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

Total margin increased $0.5 million, or 2.3%, for the three months ended September 30, 2008 compared with the same period in 2007 due to customer additions, as noted above, and increased profits earned through the Company’s Storage Incentive Mechanism (SIM).  The SIM allows the Company to retain 20% of storage-related gains and losses as measured against an established benchmark.  The balance of these gains and losses are passed through to customers as part of the BGSS. Partially offsetting these increases were lower margins from electric utility sales discussed above.

Total margin increased $1.5 million, or 1.3%, for the nine months ended September 30, 2008 compared with the same period in 2007 primarily due to customer additions and higher SIM profits, as noted above.  Partially offsetting these increases were lower electric utility sales margins as noted above.    The CIP protected $15.3 million of pre-tax margin in the first nine months of 2008 that would have been lost due to lower customer usage, compared to $7.6 million in the same period last year.  Of these amounts, $2.7 million and $0.5 million were related to weather variations and $12.6 million and $7.1 million were related to other customer usage variations in 2008 and 2007, respectively.

Operating Expenses - A summary of changes in operating expenses (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2008 vs. 2007	2008 vs. 2007

Operations	$1,520	$4,721
Maintenance	381	966
Depreciation	221	708
Energy and Other Taxes	49	(379)

Operations – Operations expense increased $1.5 million and $4.7 million for the three and nine months ended September 30, 2008, respectively, as compared with the same periods in 2007.  The increases are primarily comprised of the following factors.

First, our spending under the New Jersey Clean Energy Programs (NJCEP) increased $0.5 million and $3.3 million during the three and nine months ended September 30, 2008 compared to the same periods last year, respectively.  Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period. The BPU-approved NJCEP allows for full recovery of costs, including carrying costs when applicable.  As a result, the increase in expense had no impact on our net income.  Second, corporate support, governance and compliance costs, primarily attributable to our parent, SJI, also rose $0.2 million and $1.0 million during the three and nine months ended September 30, 2008, compared to the same periods last year, respectively.  Third, expenses associated with the reserve for uncollectible customer accounts increased (decreased) $0.3 million and ($0.1) million during the three and nine months ended September 30, 2008 compared with the same periods last year, respectively.  Such changes are the result of normal fluctuations in levels of customer account receivable balances.  Finally, the Company experienced higher healthcare and insurance costs during both the three and nine months ended September 30, 2008.

SJG - 19

Maintenance - Maintenance expense increased during both the three and nine months ended September 30, 2008, compared with the same periods in 2007, primarily due to higher levels of Remediation Adjustment Clause (RAC) amortization.  RAC-related expenses do not affect earnings as we recognize an offsetting amount in revenues.

Depreciation - Depreciation expense increased during both the three and nine months ended September 30, 2008, as compared with the same periods in 2007, due mainly to SJG’s continuing investment in utility plant.

Energy and Other Taxes - Energy and Other Taxes decreased during the nine months ended September 30, 2008, compared with the same period in 2007, primarily due to lower energy-related taxes. Lower taxable firm throughput in 2008 resulted from warmer weather, as previously discussed.

Interest Charges – Interest Charges decreased by $0.8 million and $1.2 million for the three and nine months ended September 30, 2008, compared with the same periods in 2007.   The decreases were the result of lower average short-term interest rates and debt levels, partially offset by higher interest rates incurred on auction rate securities during the first half of the year.

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

Cash Flows from Operating Activities - Cash generated from operating activities constitutes our primary source of liquidity and varies from year-to-year due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and recoveries provided through our various rate mechanisms. Net cash provided by operating activities was $35.8 million for the nine months ended September 30, 2008, compared with $67.5 million for the same period in 2007.   The decrease is primarily the result of rising natural gas prices during the first half of 2008 which resulted in higher inventory balances.  In addition, SJG incurred an additional $14.7 in planned environmental remediation costs during the first nine months of 2008 compared to the same period in 2007.  Partially offsetting these decreases were lower accounts receivable balances and increased recoveries of previously deferred CIP and TAC balances.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital purchases was $37.3 million and $34.4 million during the first nine months of 2008 and 2007, respectively.

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

Bank credit available to SJG totaled $163.0 million at September 30, 2008, of which $88.6 million was used. Those bank facilities consist of a $100.0 million revolving credit facility, a $10.0 million line of credit and $53.0 million of uncommitted bank lines. The revolving credit facility expires in August 2011 and contains one financial covenant that limits SJG’s total debt to total capitalization ratio to no more than 65%, measured on a quarterly basis. The Company was in compliance with this covenant as of September 30, 2008. Based upon the existing credit facilities and a regular dialogue with the company’s banks, management believes that there will continue to be sufficient credit available to meet SJG’s future liquidity needs.

The increase in the net borrowings of short-term debt of $10.3 million from December 31, 2007 to September 30, 2008, was partially the result of higher cost gas placed in inventory.  Typically, SJG’s gas storage facilities are refilled in increments between April and October in preparation for the upcoming winter season, and gas costs were substantially above the level at which storage gas was purchased in 2007.

SJG - 20

SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, the company has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance our long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment.   SJG’s most recent MTN program expired in June 2008, and the Company will continue to review the need to establish a replacement program.  Other than the conversion of the auction-rate bonds into variable rate demand bonds discussed in Note 6 to the condensed financial statements, no long-term debt has been issued since 2006.

SJG’s capital structure was as follows:

	As of September 30, 2008	As of December 31, 2007

Common Equity	50.6%	50.3%
Long-Term Debt	38.0	39.3
Short-Term Debt	11.4	10.4

Total	100.0%	100.0%

SJG’s long-term, senior secured debt is rated “A” and “Baa1” by Standard & Poor’s and Moody’s Investor Services, respectively. These ratings have not changed in the past five years.

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $392.6 million at September 30, 2008.

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Net cash outflows for capital expenditures and remediation projects for the nine months ended September 30, 2008 amounted to $37.3 million and $20.8 million, respectively. Management estimates net cash outflows for construction projects for 2008, 2009 and 2010, to be approximately $75.8 million, $71.0 million and $51.3 million, respectively.  Total cash outflows for remediation projects are expected to be $27.8 million, $12.8 million and $14.7 million for 2008, 2009, and 2010, respectively.  As discussed in Notes 2 and 12 to the Financial Statements in Item 8 of SJG’s 10-K as of December 31, 2007, environmental remediation costs are subject to recovery from insurance carriers and ratepayers.

SJG provided a $25.3 million letter of credit, outside of the revolving credit facility, to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG's natural gas distribution system as discussed in Note 6 to the condensed financial statements.  This letter of credit expires in August 2009.

SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of September 30, 2008, average $45.8 million annually and total $166.8 million over the contracts’ lives. Approximately 47% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

Contractual Cash Obligations – Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2007.  There have been two significant changes to SJG’s contractual cash obligations in 2008. Commodity supply purchase obligations decreased by approximately $52.3 million primarily due to the expiration of $32.3 million of obligations during the first nine months of 2008 and a reduction of $20.0 million resulting from a rate case settlement by one of SJG’s suppliers.

In addition, as discussed in Note 2, SJG’s contractual cash obligation under the NJCEP increased by $32.8 million for the years 2009 through 2012.  Expenditures made for this program are recoverable through rates and do not directly affect earnings.

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

SJG - 21

Ratio of Earnings to Fixed Charges - Our ratio of earnings to fixed charges for each of the periods indicated is as follows:

Twelve Months Ended Sept. 30,	Year Ended December 31,

2008	2007	2006	2005	2004	2003

4.3x	4.1x	3.8x	4.0x	3.9x	3.3x

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

We transact commodities on a physical basis and typically do not enter into financial derivative positions directly. South Jersey Resources Group, LLC (SJRG), an affiliate by common ownership, manages our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. It is management’s policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. The majority of our contracts are typically less than 12-months long. The fair value and maturity of all these energy trading and hedging contracts determined using mark-to-market accounting as of September 30, 2008 is as follows (in thousands):

Assets
	Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total

Prices Actively Quoted	NYMEX	$2,521	$20	$2,541

Other External Sources	Basis	132	-	132

Total		$2,653	$20	$2,673

Liabilities	Source of	Maturity	Maturity
	Fair Value	< 1 Year	1 - 3 Years	Total

Prices Actively Quoted	NYMEX	$14,927	$1,570	$16,497

Other External Sources	Basis	83	-	83

Total		$15,010	$1,570	$16,580

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location.  Contracted volumes of our NYMEX contracts are 4.2 MMDth with a weighted-average settlement price of $9.67 per dth.  Contracted volumes of our Basis contracts are 2.1 MMDth with a weighted average settlement price of $1.91 per dth.

SJG - 22

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2008	$(2,092)
Contracts Settled During the Nine Months ended September 30, 2008, Net	2,205
Other Changes in Fair Value from Continuing and New Contracts, Net	(14,020)
Net Derivatives — Energy Related Liability, September 30, 2008	$(13,907)

The change in our derivative position from a $2.1 million liability at January 1, 2008, to a $13.9 million liability at September 30, 2008, is primarily due to the change in value of our financial positions held with SJRG.    This change in value is primarily due to the decrease in futures prices resulting in a decrease in the value of these financial contracts.  However, the purchase price of a portion of our future gas purchases is fixed, regardless of future fluctuations in the market price.

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at September 30, 2008, was $88.6 million and averaged $58.0 million during the first nine months of 2008. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $342,000 increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2007 – 36 b.p. decrease; 2006 - 72 b.p. increase; 2005 - 191 b.p. increase; 2004 - 115 b.p. increase; and 2003 - 31 b.p. decrease. As of September 30, 2008, our average borrowing cost, which changes daily, was 3.66%.

We issue long-term debt either at fixed rates or use interest rate derivatives to reduce exposure to changing interest rates on variable-rate, long-term debt. Consequently, interest expense on existing long-term debt is not typically impacted by changes in market interest rates.  However, due to general market conditions during 2008, the demand for auction-rate securities was disrupted resulting in increased interest rate volatility for tax-exempt auction-rate debt.  As a result, the $25.0 million of tax-exempt auction-rate debt issued by the Company (and repurchased in June 2008) was exposed to changes in interest rates that were not completely mitigated by the related interest rate derivatives.  The auction-rate debt was converted to another form of variable-rate debt and resold in the public market in August 2008.  The original interest rate derivatives remain in place and are expected to substantially offset changes in interest rates on the security.

As of September 30, 2008, SJG’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type
$12,500,000	3.430%	12/01/2006	02/01/2036	Tax-exempt
$12,500,000	3.430%	12/01/2006	02/01/2036	Tax-exempt

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based on that evaluation, SJG’s chief executive officer and chief financial officer concluded   that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended   September 30, 2008 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

SJG - 23

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 21.

Item 1A. Risk Factors

The following paragraph should be read in conjunction with the risk factors included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007:

The inability to obtain capital, particularly short-term capital from commercial banks, could negatively impact the daily operations and financial performance of SJG.

SJG uses short-term borrowings under committed and uncommitted credit facilities provided by commercial banks to supplement cash provided by operations, to support working capital needs, and to finance capital expenditures, as incurred. If the customary sources of short-term capital were no longer available due to market conditions, SJG may not be able to meet its working capital and capital expenditure requirements and borrowing costs could increase.

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

SOUTH JERSEY GAS COMPANY
(Registrant)

Dated: November 10, 2008	By: /s/ Edward J. Graham
Edward J. Graham
President & Chief Executive Officer

Dated: November 10, 2008	By: /s/ David A. Kindlick
David A. Kindlick
Senior Vice President & Chief Financial Officer

SJG - 24