Form 10-K
period 2008-12-31
SOUTH JERSEY GAS CO/NEW
filed 2009-03-04
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Documents Incorporated by Reference:   None

Forward Looking Statements

Certain statements contained in this Annual Report on form 10-K may qualify as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report should be considered forward-looking statements made in good faith by the Company and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of the Company’s documents or oral presentations, words such as “anticipate”, “believe”, “expect”, “estimate”, “forecast”, “goal”, “intend”, “objective”, “plan”, “project”, “seek”, “strategy” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include, but are not limited to the risks set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere throughout this Report. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Report. While South Jersey Gas Company, Inc. (SJG or the Company) believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJG undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.

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

SJG - 2

PART I

Item 1. Business

Units of Measurement

For Natural Gas:
1 dt	= One decatherm
1 MMdt	= One million decatherms
Dts/d	= Decatherms per day
MDWQ	= Maximum daily withdrawal quantity

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

Sources and Availability of Raw Materials

Transportation and Storage Agreements

SJG has direct connections to two interstate pipeline companies, Transcontinental Gas Pipe Line Company, LLC (Transco) and Columbia Gas Transmission, LLC (Columbia). During 2008, SJG purchased and had delivered approximately 37.0 million decatherms (MMdts) of natural gas for distribution to both on-system and off-system customers. Of this total, 25.3 MMdts was transported on the Transco pipeline system while 11.7 MMdts was transported on the Columbia pipeline system. SJG also secures firm transportation and other long term services from two additional pipelines upstream of the Transco and Columbia systems. They include Columbia Gulf Transmission Company, LLC (Columbia Gulf) and Dominion Transmission, Inc. (Dominion). Services provided by these upstream pipelines are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above-mentioned pipelines are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).  Unless otherwise indicated, our intentions are to renew or extend these service agreements before they expire.

Transco:

Transco is SJG’s largest supplier of long-term gas transmission services which includes both year-round and seasonal firm transportation (FT) service arrangements. When combined, these services enable SJG to purchase gas from third parties and have delivered to its city gate stations by Transco a total of 280,525 dts per day (dts/d). Of this total, 133,917 dts/d is long-haul FT (where gas can be transported from the production areas of the Southwest to the market areas of the Northeast) while 146,608 dts/d is market area FT. The terms of the year-round agreements extend for various periods through 2025, while the term of the seasonal agreement extends to 2011.

Of the 280,525 dts/d of Transco services mentioned above, SJG has released a total of 89,800 dts/d of its long-haul FT and 25,565 dts/d of its market area FT service. These releases were made in association with SJG’s Conservation Incentive Program (CIP).

SJG - 3

SJG also has seven long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 6.4 MMdts. Through these services, SJG can inject gas into market area storage during periods of low demand and withdraw gas at a rate of up to 124,840 dts/d during periods of high demand. The terms of the storage service agreements extend for various periods from 2008 to 2013.  During 2008 SJG released 17,433 dts/d of Transco SS-1 storage demand and 1,353,159 dts of its SS-1 storage capacity (both represent 100 percent of this service) thereby reducing its Transco maximum daily storage withdrawal quantity daily to 107,407 dts/d, and its storage capacity to approximately 5.0 MMdts.  Also released was 17,433 dts/d of winter season firm transportation service associated with SS-1 storage service.

It should also be noted that effective May 1, 2006 SJG permanently released its Transco WSS Storage Service having a storage capacity of 4.4 MMdts and a maximum daily withdrawal quantity (MDWQ) of 51,837 dts to SJRG resulting in significant savings in gas related costs.  This action to release both WSS and SS-1 storages was also taken in concert with SJG’s CIP.

Dominion:

Entering 2008, SJG had two firm transportation services with Dominion which delivered gas to Transco’s Leidy Line for ultimate delivery to SJG city gate stations. One said services is associated with a storage service which SJG subscribes to with Transco (Transco SS-1).  Since SJG released its Transco SS-1 storage service in 2008, it also assigned 17,432 dts/d of this associated Dominion firm transportation service to SJRG.  SJG had previously had a third firm transportation service with Dominion which provided a link between SJG’s service on Texas Gas and Transco’s Leidy Line system in Pennsylvania.  However, as SJG opted to allow its Texas Gas service to expire in 2007, it also chose to allow its FT service on Dominion (unrelated to storage), with a maximum contract quantity of 24,874 dts/d, to expire under its terms effective October 31, 2007.  This decision resulted in significant cost savings.

SJG also subscribes to a storage service with Dominion which provides a MDWQ of 10,000 dts during the period between November 16 and March 31 of winter season with 423,000 dts of storage capacity. Gas from this storage is delivered through both the Dominion and Transco pipeline systems.

     Columbia:

SJG has two firm transportation agreements with Columbia which, when combined, provide for 45,022 dts/d of firm deliverability and extend through October 31, 2009.  In 2008, SJG released 14,714 dts/d of this amount to SJRG in conjunction with its CIP thereby reducing the availability of firm transportation on the Columbia system to 30,308 dts/d.

SJG also subscribes to a firm storage service (FSS) with Columbia under three separate agreements, the longest of which extends through March 31, 2014.  When combined, these three FSS storage agreements provide SJG with a winter season MDWQ of 52,891 dts with an associated 3,473,022 dts of storage capacity.  During 2008, SJG released to SJRG 17,500 dts of its FSS MDWQ along with 1,249,485 dts of its Columbia FSS storage capacity.  In addition, SJG also released to SJRG 17,500 dts of its Columbia SST MDWQ transportation service which is associated with FSS service.  Both of these releases were made by SJG in connection with its CIP.

Columbia Gulf

SJG has one firm transportation agreement with Columbia Gulf which provides up to 45,985 dts/d of firm deliverability in the winter season and 43,137dts/d during the summer season.  This service facilitates the movement of gas from the production area in southern Louisiana to an interconnect with the Columbia pipeline system at Leach, KY.

During 2008, SJG released 7,969 dts/d of its service on Columbia Gulf to a group of industrial end users on its system, with the remainder being released to SJRG.

 Gas Supplies

SJG no longer has long-term gas supply agreements with third party producer-suppliers.  In recent years, due to increased liquidity in the market place, SJG has replaced its long-term gas supply agreements with short-term agreements and uses financial contracts secured through SJRG to hedge against forward price risk.  Short-term agreements typically extend between one day and several months in duration.  As such, its long-term contracts were allowed to expire under their terms.

SJG - 4

 Supplemental Gas Supplies

During 2008, SJG entered into two seasonal Liquefied Natural Gas (LNG) sales agreements with two separate third party suppliers. The term of the first agreement which was used during the 2008 summer season to refill SJG’s storage tank, extended through November 30, 2008, and had an associated contract quantity of 400,000 dts. The second agreement was acquired to replenish LNG in storage during the 2008-2009 winter season.  This agreement extends through March 31, 2009 and provides SJG with up to 200,000 dts of LNG.

SJG operates peaking facilities which can store and vaporize LNG for injection into its distribution system. SJG’s LNG facility has a storage capacity equivalent to 434,300 dts of natural gas and has an installed capacity to vaporize up to 96,750 dts of LNG per day for injection into its distribution system.

SJG also operates a high-pressure pipe storage field at its New Jersey LNG facility which is capable of storing 12,420 dts of gas and injecting up to 10,350 dts/d into SJG’s distribution system.

 Peak-Day Supply

SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees Fahrenheit (F). Gas demand on such a design day for the 2008-2009 winter season is estimated to be 451,418 dts. SJG projects that it has adequate supplies and interstate pipeline entitlements to meet its design requirements. SJG experienced its highest peak-day demand for calendar year 2008 of 374,902 dts on December 22nd while experiencing an average temperature of 21.85 degrees F that day.

 Natural Gas Prices

SJG’s average cost of natural gas purchased and delivered in 2008, 2007 and 2006, including demand charges, was $9.90 per dt, $9.07 per dt and $9.27 per dt, respectively.

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

SJG - 5

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

Employees

SJG had a total of 383 employees as of December 31, 2008. Of that total, 256 employees are unionized. There are 39 unionized employees represented by the International Brotherhood of Electrical Workers (“IBEW”) and they recently ratified a 4-year contract.  The remaining unionized employees are represented by the International Association of Machinists and Aerospace Workers (“IAM”).  The IAM is asserting that the labor agreement, which the Company believes expired on January 14, 2009, is evergreen for one year from that expiration date.  The Company has filed a charge with the National Labor Relations Board for a determination on the matter.  We await the Board’s decision, and consider relations with employees to be good.

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

SJG - 6

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

•
Increasing interest rates would negatively impact the net income of SJG. SJG is capital intensive, resulting in the incurrence of significant amounts of debt financing. SJG has issued all long-term debt either at fixed rates or has utilized interest rate swaps to mitigate changes in floating rates. However, new issues of long-term debt and all variable rate short-term debt are exposed to the impact of rising interest rates.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

The principal property of SJG consists of its gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG’s distribution systems for delivery to customers. As of December 31, 2008, there were approximately 107.3 miles of mains in the transmission systems and 5,765 miles of mains in the distribution systems.

SJG owns 154 acres of land in Folsom, New Jersey, which is the site of its corporate headquarters. Approximately 140 acres of this property is deed restricted.  SJG also has office and service buildings, at six other locations in the territory. There is a liquefied natural gas storage and vaporization facility at one of these locations.

As of December 31, 2008, SJG’s utility plant had a gross book value of $1,172.0 million and a net book value, after accumulated depreciation, of $876.6 million. In 2008, $52.6 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $5.7 million.

SJG - 7

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

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the New Jersey Board of Public Utilities in July 2004, that granted SJG an increase in base rates. Per the order, SJG is required to maintain Total Common Equity of no less than $289.2 million. SJG’s Total Common Equity balance was $401.7 million at December 31, 2008.

SJG is also restricted under its First Mortgage Indenture, as supplemented, as to the amount of cash dividends or other distributions that may be paid on its common stock. As of December 31, 2008, these restrictions did not affect the amount that may be distributed from SJG’s retained earnings. Dividends of $14.9 million were declared and paid on SJG’s common stock in 2008 and $18.7 million were declared and paid in 2007.

SJG - 8

Item 6. Selected Financial Data

The following financial data has been obtained from SJG’s audited financial statements:

(In Thousands of $’s)
	Year Ended December 31,
	2008		2007		2006		2005		2004

Operating Revenues	$568,046		$630,547		$642,671		$587,212		$508,827

Operating Income	$84,417		$83,989		$81,209		$77,676		$71,451

Income before Preferred Dividend Requirement	$39,431		$38,025		$35,779		$34,592		$31,597

Preferred Dividend Requirements (1)	-		-		-		(45)		(135)

Net Income Applicable to Common Stock	$39,431		$38,025		$35,779		$34,547		$31,462

Average Shares of Common Stock Outstanding	2,339,139		2,339,139		2,339,139		2,339,139		2,339,139

Ratio of Earnings to Fixed Charges (2)	4.4	x	4.1	x	3.7	x	4.0	x	3.9	x

	As of December 31,

	2008		2007		2006		2005		2004

Property, Plant and Equipment, Net	$876,582		$847,691		$821,833		$788,787		$732,781

Total Assets	$1,354,015		$1,227,162		$1,228,076		$1,170,975		$1,007,733

Capitalization:
Common Equity (3)	$401,739		$378,348		$360,353		$344,568		$302,827
Preferred Stock (1)	-		-		-		-		1,690
Long-Term Debt	269,873		294,873		294,893		272,235		282,008

Total Capitalization	$671,612		$673,221		$655,246		$616,803		$586,525
Total Customers	340,136		335,663		330,049		322,424		313,579

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

(3) Included are SJI cash contributions to capital as follows: 2008, 2007 and 2006 - none; 2005 - $30.0 million; 2004 - $15.0 million.

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

Our service territory covers approximately 2,500 square miles in the southern part of New Jersey. It includes 112 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1.2 million. We benefit from our proximity to Philadelphia, PA and Wilmington, DE on the western side of our service territory and Atlantic City, NJ and the popular shore communities on the eastern side. Economic development and housing growth have been long driven by the development of the Philadelphia metropolitan area.  In recent years, housing growth in the eastern portion of our service territory has increased substantially and accounted for approximately half of our annual customer growth.  Economic growth in Atlantic City and the surrounding region has been primarily driven by new gaming and non-gaming investments that emphasize destination style attractions. While many of these new projects were suspended or postponed due to the current economic environment, the casino industry is expected to remain a significant source of regional economic development going forward.  The ripple effect from Atlantic City has produced new housing and commercial and industrial construction.  Combining with the gaming industry catalyst is the ongoing conversion of southern New Jersey’s oceanfront communities from seasonal resorts to year round economies.  New and expanded hospitals, schools, and large scale retail developments throughout the service territory have contributed to our growth. Presently, we serve approximately 65% of households within our territory with natural gas.   We also serve southern New Jersey’s diversified industrial base that includes processors of petroleum and agricultural products; chemical, glass and consumer goods manufacturers; and high technology parks.

As of December 31, 2008, we served 340,136 residential, commercial and industrial customers in southern New Jersey, compared with 335,663 customers at December 31, 2007. No material part of our business is dependent upon a single customer or a few customers. Gas sales, transportation and capacity release for 2008 amounted to 144.3 MMdts (million decatherms), of which 51.2 MMdts were firm sales and transportation, 2.8 MMdts were interruptible sales and transportation and 90.3 MMdts were off-system sales and capacity release. The breakdown of firm sales and transportation includes 45.9% residential, 23.0% commercial, 25.1% industrial, and 6.0% cogeneration and electric generation. At year-end 2008, we served 317,026 residential customers, 22,636 commercial customers and 474 industrial customers.  This includes 2008 net additions of 4,057 residential customers and 416 commercial customers.

 We make wholesale gas sales to gas marketers for resale and ultimate delivery to end users. These “off-system” sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed us to deliver gas at delivery points on the interstate pipeline system other than our own city gate stations and release excess pipeline capacity to third parties. During 2008, off-system sales amounted to 9.6 MMdts and capacity release amounted to 80.7 MMdts.

Supplies of natural gas available to us that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term “interruptible” is used in the sense that deliveries of natural gas may be terminated by us at any time if this action is necessary to meet the needs of higher priority customers as described in our tariffs. In 2008 usage by interruptible customers, excluding off-system customers, amounted to 2.8 MMdts, approximately 1.9% of the total throughput.

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

Customer Growth — Southern New Jersey, our primary area of operations, has not been immune to the issues impacting the new housing market nationally.  However, net customers for SJG still grew 1.3% as we increased our focus on customer conversions.  Consumers converting from other heating fuels, such as electric, propane or oil have historically accounted for 20-25% of annual SJG customer growth.  In 2008, we increased our efforts to attract conversions in light of the very favorable relationship between natural gas and alternative fuel prices, obtaining 2,700 conversion customers compared with an average of 1,700 per year over the previous five years.  Customers in our service territory typically base their decisions to convert on comparisons of fuel costs and environmental considerations.

Regulatory Environment - We are primarily regulated by the New Jersey Board of Public Utilities (BPU). The BPU sets the rates that we charge our rate-regulated customers for services provided and establishes the terms of service under which we operate. We expect the BPU to continue to set rates and establish terms of service that will enable us to obtain a fair and reasonable return on capital invested. The BPU approved a Conservation Incentive Program (CIP) effective October 1, 2006, discussed in greater detail under Results of Operations, that protects our net income from reductions in gas used by our residential, commercial, and small industrial customers.

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

Changes in Natural Gas Prices  -  In recent years, prices for natural gas have become increasingly volatile. Gas costs are passed on directly to customers without any profit margin added. For the vast majority of our customers, the price for natural gas is set annually, with a regulatory mechanism in place to make limited adjustments to that price during the course of a year. In the event that gas cost increases would justify customer price increases greater than those permitted under the regulatory mechanism, we can petition the BPU for an incremental rate increase. High prices can make it more difficult for our customers to pay their bills and may result in elevated levels of bad-debt expense.

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

Labor and Benefit Costs - Labor and benefit costs have a significant impact on our profitability. Benefit costs, especially those related to health care, have risen in recent years. We sought to manage these costs by revising health care plans offered to existing employees, capping postretirement health care benefits, and changing health care and pension packages offered to new hires.  We expect savings from these changes to gradually increase as new hires replace retiring employees. In an effort to accelerate the realization of those benefits, we had offered a voluntary separation program at the end of 2007. Our workforce totaled 383 employees at the end of 2008, with 67% of that total covered under collective bargaining agreements.

Balance Sheet Strength - Our goal is to maintain a strong balance sheet with an average annual equity-to-capitalization ratio of 46% to 50%. Our equity-to-capitalization ratio, inclusive of short-term debt, was 49.5% and 50.3% at the end of 2008 and 2007, respectively. A strong balance sheet permits us the financial flexibility necessary to address volatile economic and commodity markets while maintaining a low-risk platform.

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

SJG - 11

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

As discussed in Note 13 of the financial statements, energy-related derivative instruments are traded in both exchange-based and non-exchange-based markets. Exchange-based contracts are valued using unadjusted quoted market sources in active markets and are categorized in Level 1 in the fair value hierarchy established by FAS 157. Certain non-exchange-based contracts are valued using indicative non-binding price quotations available through brokers or from over-the-counter, on-line exchanges and are categorized in Level 2. These price quotations reflect the average of the bid-ask mid-point prices and are obtained from sources that management believes provide the most liquid market.  Management reviews and corroborates the price quotations with at least one additional source to ensure the prices are observable market information, which includes consideration of actual transaction volumes, market delivery points, bid-ask spreads and contract duration. Derivative instruments that are used to limit our exposure to changes in interest rates on variable-rate, long-term debt are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment, as a result, these instruments are categorized in Level 2. For non-exchange-based derivatives that trade in less liquid markets with limited pricing information, model inputs generally would include both observable and unobservable inputs.  In instances where observable data is unavailable, management considers the assumptions that market participants would use in valuing the asset or liability.  This includes assumptions about market risks such as liquidity, volatility and contract duration.  Such instruments are categorized in Level 3 as the model inputs generally are not observable.  Counterparty credit risk, and the credit risk of SJG, is incorporated and considered in the valuation of all derivative instruments as appropriate. The effect of counterparty credit risk and the credit risk of SJG on the derivative valuations is not significant.

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

Pension and Other Postretirement Benefit Costs - The costs of providing pension and other postretirement employee benefits are impacted by actual plan experience as well as assumptions of future experience. Employee demographics, plan contributions, investment performance, and assumptions concerning mortality, return on plan assets, discount rates and health care cost trends all have a significant impact on determining our projected benefit obligations. We evaluate these assumptions annually and adjust them accordingly. These adjustments could result in significant changes to the net periodic benefit costs of providing such benefits and the related liabilities recognized by us.     In 2007, a 20 basis point increase in the discount rate and higher than expected returns on plan assets during 2006 resulted in a net decrease to benefit costs in 2007.  Further, an additional 32 basis point increase in the discount rate, higher than expected returns on plan assets during 2007, and a pension contribution in the first quarter of 2008 further reduced such benefit costs in 2008.  While the discount rate and expected return on plan assets are both decreasing slightly in the determination of the 2009 benefit costs, the primary cost driver in 2009 will be the erosion of plan assets during 2008.  As evidenced by the tables in Note 11, “Pension and Other Postretirement Benefits,” the declines in the equity markets during 2008 have resulted in significant losses in the assets of the plans.  Such losses are currently expected to increase the 2009 cost of providing such benefits two-to-three fold.

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

Rates and Regulation - As a public utility, we are subject to regulation by the New Jersey Board of Public Utilities (BPU). Additionally, the Natural Gas Policy Act, which was enacted in November 1978, contains provisions for Federal regulation of certain aspects of our business. We are affected by Federal regulation with respect to transportation and pricing policies applicable to pipeline capacity from Transcontinental Gas Pipeline Corporation (our major supplier), Columbia Gas Transmission Corporation, Columbia Gulf Transmission Company and Dominion Transmission, Inc., since such services are provided under rates and terms established under the jurisdiction of the FERC. Our retail sales are made under rate schedules within a tariff filed with, and subject to the jurisdiction of, the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. Our primary rate mechanisms include base rates, the Basic Gas Supply Service Clause, Temperature Adjustment Clause and Conservation Incentive Program.

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

Conservation Incentive Program (CIP) - The CIP is a BPU approved three-year pilot program that began October 1, 2006, and is designed to eliminate the link between our profits and the quantity of natural gas we sell, and foster conservation efforts. With the CIP, our profits are tied to the number of customers we serve and how efficiently we serve them, thus allowing us to focus on encouraging conservation and energy efficiency among our customers without negatively impacting our net income.  The CIP tracking mechanism adjusts earnings based on weather, as did the TAC, and also adjusts our earnings when actual usage per customer experienced during an annual period varies from an established baseline usage per customer.  Under the terms of the settlement, the CIP may be extended for a one year period in the absence of a Board order taking any affirmative action to the contrary with regard to the pilot program.

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

The effects of the TAC and the CIP on our net income for the last three years and the associated weather comparisons were as follows ($’s in millions):

	2008	2007	2006
Net Income Benefit:
TAC	$-	$-	$5.1
CIP – Weather Related	1.6	1.6	2.9
CIP – Usage Related	9.2	5.9	1.7
Total Net Income Benefit	$10.8	$7.5	$9.7

Weather Compared to 20-Year TAC Average	4.7% warmer	3.2% warmer	15.0 % warmer
Weather Compared to Prior Year	1.6% warmer	13.8% colder	17.5 % warmer

As part of the CIP, we are required to implement additional conservation programs including customized customer communication and outreach efforts, targeted upgrade furnace efficiency packages, financing offers, and an outreach program to speak to local and state institutional constituents. We are also required to reduce gas supply and storage assets and their associated fees. Note that changes in fees associated with supply and storage assets have no effect on our net income as these costs are passed through directly to customers on a dollar-for-dollar basis.

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

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility.  The number of customers purchasing their natural gas from marketers averaged 28,637, 25,309, and 16,392 during 2008, 2007 and 2006, respectively.

RESULTS OF OPERATIONS:

 The following table summarizes the composition of selected gas utility data for the three years ended December 31 (in thousands, except for customer and degree day data):

	2008		2007		2006
Utility Throughput – dth:
Firm Sales -
Residential	21,530	15%	22,523	16%	19,830	15%
Commercial	6,127	4%	6,339	4%	6,958	5%
Industrial	188	-	193	-	296	-
Cogeneration and electric generation	561	-	1,335	1%	1,103	1%
Firm Transportation -
Residential	1,988	1%	1,870	1%	956	1%
Commercial	5,687	4%	5,927	4%	4,420	3%
Industrial	12,661	9%	12,107	9%	11,970	9%
Cogeneration and electric generation	2,536	2%	3,088	2%	2,625	2%

Total Firm Throughput	51,278	35%	53,382	37%	48,158	36%

Interruptible Sales	35	-	68	-	93	-
Interruptible Transportation	2,716	2%	3,002	2%	3,474	3%
Off-System	9,632	7%	17,686	13%	18,221	13%
Capacity Release	80,665	56%	67,430	48%	66,458	48%

Total Throughput	144,326	100%	141,568	100%	136,404	100%

SJG - 15

Utility Operating Revenues:
Firm Sales-
Residential	$320,401	57%	$342,809	54%	$334,201	52%
Commercial	81,914	15%	80,237	13%	99,578	15%
Industrial	5,434	1%	8,381	1%	6,590	1%
Cogeneration and electric generation	7,940	1%	11,722	2%	10,746	2%
Firm Transportation -
Residential	10,408	2%	8,982	1%	4,768	1%
Commercial	18,286	3%	17,299	3%	12,510	2%
Industrial	12,504	2%	12,229	2%	11,351	2%
Cogeneration and electric generation	1,682	-	1,847	-	1,552	-

Total Firm Revenues	458,569	81%	483,506	76%	481,296	75%

Interruptible Sales	403	-	785	-	1,109	-
Interruptible Transportation	1,786	-	1,970	-	1,868	-
Off-System	90,430	16%	131,586	22%	147,180	23%
Capacity Release	15,549	3%	11,208	2%	9,656	2%
Other	1,309	-	1,492	-	1,562	-

Total Utility Operating Revenues	568,046	100%	630,547	100%	642,671	100%

Less:
Cost of sales	383,403		453,034		472,286
Conservation recoveries *	7,741		4,458		6,862
RAC recoveries *	3,079		2,056		1,807
Revenue taxes	8,656		8,850		7,890
Utility Margin	$165,167		$162,149		$153,826

Margin:
Residential	$99,862	61%	$102,077	63%	$90,442	59%
Commercial and industrial	38,995	24%	40,036	25%	38,129	25%
Cogeneration and electric generation	1,997	1%	2,212	1%	2,189	1%
Interruptible	143	-	195	-	226	-
Off-system & capacity release	3,349	2%	2,994	2%	4,711	3%
Other revenues	2,440	1%	1,952	1%	1,871	1%
Margin before weather normalization & decoupling	146,786	89%	149,466	92%	137,568	89%
TAC mechanism	-	-	-	-	8,511	6
CIP mechanism	18,381	11%	12,683	8%	7,747	5
Utility Margin	$165,167	100%	$162,149	100%	$153,826	100%

Number of Customers at Year End:
Residential	317,026	93%	312,969	93%	307,919	93%
Commercial	22,636	7%	22,220	7%	21,652	7%
Industrial	474	-	474	-	478	-
Total Customers	340,136	100%	335,663	100%	330,049	100%

Annual Degree Days:	4,417		4,488		3,943

* Represents expenses for which there is a corresponding credit in operating revenues. Therefore, such recoveries have no impact on our financial results.

SJG - 16

Throughput - Total gas throughput increased 2.8 MMdts, or 1.9%, from 2007 to 2008.  This increase is driven by greater capacity release activity during 2008.  Firm throughput declined as a result of warmer weather, as reflected by the degree day data in the table above, and customer conservation. Off-System sales (OSS) volume decreased substantially as SJG’s portfolio of assets available for such activities has been reduced under the CIP, as discussed under “Rates and Regulation”. In 2007, total gas throughput increased 3.8% compared with 2006, to 141.6 MMdth.  While firm throughput accounted for the entire increase, the residential market reflected the greatest improvement by adding 3.6 MMdth over 2006 as a result of 23.3% colder weather and 5,050 additional residential customers in 2007.

Operating Revenues – Revenues decreased $62.5 million, or 9.9%, during 2008 compared with 2007.  Off-System sales (OSS) revenue decreased $41.2 million in relation to the decrease in sales volume noted above under “Throughput”.  As previously discussed, SJG’s portfolio of assets available for OSS has been reduced under the CIP.  Total firm revenues decreased during 2008 compared to the same period in the prior year primarily due to warmer weather and lower residential revenues resulting from a lower Basic Gas Supply Service (BGSS)  rate in effect during most of 2008.  For nearly the entire year, the 2008 BGSS rate was 12.7% lower than the rate in effect during the same time last year.  SJG reduced its BGSS rate in October 2007 primarily due to a combination of actual and forecasted decreases in wholesale gas costs.  However, as the Company does not profit from the sale of the commodity the BGSS rate decrease did not have an impact on Company profitability.  Finally, the Company experienced lower sales to the region’s electric utility, as their demand to consume natural gas to generate electric during the summer months decreased substantially.  Since the majority of the Company’s profits from electric generation sales are contractually fixed, the decrease in volume and revenue had little impact on profitability.  Partially offsetting these decreases, SJG added 4,473 customers during the 12-month period ended December 31 2008, which represents a 1.3% increase in total customers.

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

While SJG added 5,614 customers during the 12-month period ended December 31, 2007, which represents a 1.7% increase in total customers, and weather was 23.3% colder than last year, firm sales revenue only experienced a modest increase of $2.2 million as a result of a decrease in the BGSS gas cost recovery rate and customer migration from firm sales to firm transportation service. The BGSS rate in 2007 was 10.8% lower than the prior year rate. The rate in 2006 was higher to address under recovery of gas costs stemming from substantial increases in wholesale gas prices across the country in 2005. In addition, the average number of transportation customers increased to 25,309 in 2007 as compared to 16,392 in 2006. Transportation customers generate less revenue for the Company because they purchase the gas commodity from a third party marketer. However, as the Company does not profit from the sale of the commodity, neither BGSS rate changes nor customer migration between sales and transportation have an impact on Company profitability.

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

Total margin in 2008 increased $3.0 million, or 1.9%, from 2007 primarily due to customer additions, as noted above, increased margins from OSS and capacity release, and increased profits earned through the Company’s Storage Incentive Mechanism (SIM).  The SIM allows the Company to retain 20% of storage-related gains and losses as measured against an established benchmark.  The balance of these gains and losses are passed through to customers as part of the BGSS.

The CIP protected $18.4 million of pre-tax margin in 2008 that would have been lost due to lower customer usage, compared to $12.7 million in 2007.  Of these amounts, $2.7 million and $2.6 million were related to weather variations and $15.7 million and $10.1 million were related to other customer usage variations in 2008 and 2007, respectively.

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

Operating Expenses - A summary of changes in other operating expenses (in thousands):

	2008 vs. 2007	2007 vs. 2006

Operations	$4,375	$1,745
Maintenance	1,554	807
Depreciation	975	1,106
Energy and Other Taxes	(202)	690

Operations – Operations expense increased $4.4 million during 2008, as compared with 2007.  The increases are primarily comprised of the following factors.

First, our spending under the New Jersey Clean Energy Program (NJCEP) increased $3.3 million during 2008 compared to last year.  Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period.  The BPU-approved NJCEP allows for full recovery of costs, including carrying costs when applicable.  As a result, the increase in expense had no impact on our net income.  Second, corporate support, governance and compliance costs, primarily attributable to our parent, SJI, rose $0.9 million during 2008.  Finally the Company also experienced moderate increases in insurance and employee compensation costs; however, these were offset by lower pension and other cost reductions during the year 2008.

Operations expense increased $1.7 million during 2007, as compared with 2006.  The increase is primarily comprised of several factors. Expense associated with the Provision for Uncollectibles increased $1.2 million due to higher levels of customer account receivables in 2007 than in 2006.  In 2007 the Provision for Uncollectibles had increased $0.5 million in comparison with a decrease of $0.7 million in 2006 as a result of annual fluctuations in customer account receivable balances.  Corporate support, governance and compliance costs, primarily attributable to our parent, SJI, also rose $1.1 million as a result of various studies and initiatives undertaken by the Company.  Additional factors for the increase include $0.3 million for billing and collection costs including a federal postage rate increase;  $0.2 million in employee severance costs that were not incurred during 2006; $0.3 million in Conservation Incentive Program (CIP) expenses that did not begin to be incurred until the approval of the CIP in October 2006; $0.3 million increase in sales expense primarily related to a customer conversion program aimed at converting residential consumers to natural gas heating systems; and higher employee compensation costs.

Partially offsetting the increase above was a $2.4 million decrease in 2007 in our costs under the New Jersey Clean Energy Programs (NJCEP), which had decreased as the Company was transitioning the management of the plans to State agencies.  During this time of transition, a temporary slowdown in spending was experienced.  As previously noted, such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting decrease in revenue during 2007.

Maintenance – Maintenance expense increased $1.6 million during 2008, compared with 2007, primarily due to a $1.2 million increase in Remediation Adjustment Clause (RAC) expense amortization.  As discussed in Notes 2 and 3 to the Financial Statements, these costs are recovered from ratepayers; therefore, SJG experienced an offsetting increase in revenue during 2008.  The remaining increase was the result of installing safety devices on certain residential meters aimed at preventing unauthorized usage and maintenance of company equipment.

SJG - 18

Maintenance expense increased $0.8 million during 2007, compared with 2006, primarily due to a $0.5 million increase in environmental remediations expense amortization.   An additional $0.3 million increase resulted from incremental maintenance requirements of our LNG and distribution plant, including BPU mandated meter protection surveys to ensure public safety.

Depreciation - Depreciation expense increased $1.0 million and $1.1 million in 2008 and 2007, respectively, due mainly to our continuing investment in utility plant. SJG’s investment in utility plant during 2008, 2007 and 2006 was $52.6 million, $48.1 million and $61.4 million, respectively.

Energy and Other Taxes – Energy and Other Taxes decreased $0.2 million during 2008, compared with 2007, primarily due to lower energy-related taxes.  Lower taxable firm throughput in 2008 resulted from warmer weather and conservation, as previously discussed.  These factors were partially offset by customer growth in 2008.

Energy and Other Taxes increased in 2007, compared with 2006, primarily due to higher energy-related taxes based on increased taxable firm throughput in 2007.  Higher taxable firm throughput in 2007 resulted from colder weather and customer growth in 2007.

Other Income and Expense - Other income and expense decreased in 2008, compared with both 2007 and 2006, primarily as a result of the poor earnings performance of our available-for-sale securities over prior years. Due to the significant declines in the equity markets in 2008, income generated by our available-for-sale securities decreased $0.7 million and $0.6 million when compared to 2007 and 2006, respectively. In addition, the Company recognized an impairment loss of $0.7 million during 2008. No impairment losses were recognized in 2007 or 2006. These securities represent assets held in trusts for the payment of postretirement healthcare costs.

Interest Charges – Interest charges decreased by $2.0 million for 2008, compared with 2007.  The decrease was the result of lower average short-term interest rates and debt levels, partially offset by higher interest rates incurred on auction-rate securities during the first half of 2008.

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

Cash Flows from Operating Activities - Cash generated from operating activities constitutes our primary source of liquidity and varies from year-to-year due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and recoveries provided through our various rate mechanisms. Net cash provided by operating activities was $30.3 million in 2008, $89.4 million in 2007 and $50.7 million in 2006.

Cash provided by operating activities decreased in 2008, as compared with 2007, primarily as a result of higher unit gas costs and the impact of those costs on natural gas inventory balances.  Further, in anticipation of a large transmission pipeline project in 2009, SJG purchased and inventoried $9.3 million of pipe at the end of 2008.  SJG also incurred significantly higher, planned environmental remediation costs in 2008 compared to the prior year.  Finally, SJG made a $4.8 million pension contribution during 2008.  No such contribution was made in the prior year.

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

SJG - 19

Cash Flows from Investing Activities - We have a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital purchases was $52.6 million and $48.1 million in 2008 and 2007, respectively, primarily due to infrastructure improvements that continue to support SJG’s growth.

Cash Flows from Financing Activities - We use short-term borrowings under lines of credit from commercial banks to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, we refinance short-term debt incurred to finance capital expenditures with long-term debt. Debt is incurred primarily to expand and upgrade our gas transmission and distribution system and to support seasonal working capital needs related to inventories and customer receivables.    In June 2008, SJG repurchased $25.0 million of its auction-rate securities at par by drawing under its lines of credit.  That action resulted in a $25.0 million reduction in long-term debt on SJG’s balance sheet.  SJG converted these auction-rate securities to variable-rate demand bonds and remarketed them to the public during the third quarter of 2008.  No other long-term debt was issued during 2008.

Bank credit available to SJG totaled $203.0 million at December 31, 2008, of which $114.6 million was used.  Those bank facilities consist of a $100.0 million revolving credit facility, a $40.0 million line of credit, a $10.0 million line of credit and $53.0 million of uncommitted bank lines.  The revolving credit facility expires in August 2011 and both lines of credit expire in 2009. All facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis.  SJG was in compliance with these covenants as of December 31, 2008.  Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our business’ future liquidity needs.

We supplement our operating cash flow and credit lines with both debt and equity capital. Over the years, we have used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance our long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. We repaid long-term debt totaling $25.0 million, $2.3 million and $2.3 million in 2008, 2007 and 2006, respectively.  The $25.0 million repayment in 2008 reflects the conversion of auction-rate bonds to variable-rate demand bonds which are carried as current.

SJI contributed no capital to us in 2008, 2007 or 2006.

As of December 31, our capital structure was as follows:

	2008	2007

Common Equity	49.5%	50.3%
Long-Term Debt	36.4%	39.3%
Short-Term Debt	14.1%	10.4%

Total	100.0%	100.0%

Our long-term, senior secured debt was rated “A” and “Baa1” by Standard & Poor’s and Moody’s Investor Services, respectively. These ratings had not changed in at least the past five years until February 2009 when Moody’s Investor Services raised SJG’s senior secured rating to “A3” from “Baal”.

We are restricted as to the amount of cash dividends or other distributions that may be paid on our common stock by an order issued by the BPU in July 2004, that granted us an increase in base rates. Per the order, we are required to maintain total common equity of no less than $289.2 million. Our total common equity balance was $401.7 million at December 31, 2008.

COMMITMENTS AND CONTINGENCIES:

We have a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment and for environmental remediation costs. Net cash outflows for construction and remediation projects for 2008 amounted to $52.6 million and $26.2 million, respectively. We estimate total cash outflows for construction and remediation projects for 2009, 2010 and 2011, to be approximately $143.0 million, $104.4 million and $68.7 million, respectively.  As discussed in Notes 3 and 12 to the financial statements, certain environmental costs are subject to recovery from insurance carriers and ratepayers.

SJG - 20

STANDBY LETTER OF CREDIT - SJG provided a $25.3 million letter of credit, under a separate credit facility from those it borrows under to provide liquidity support for the remarketing of variable-rate demand bonds issued through the NJEDA. The bonds were used to finance the expansion of SJG’s natural gas distribution system as discussed in Note 7 to the financial statements.  This letter of credit expires in August 2009.

We have certain commitments for both pipeline capacity and gas supply for which we pay fees regardless of usage. Those commitments as of December 31, 2008, average $45.1 million annually and total $157.0 million over the contracts’ lives. Approximately 46% of the financial commitments under these contracts expire during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. We recover all prudently incurred fees through rates via the Basic Gas Supply Service clause.

The following table summarizes our contractual cash obligations and their applicable payment due dates as of December 31, 2008 (in thousands):

		Up to	Years	Years	More than
Contractual Cash Obligations	Total	1 Year	2 & 3	4 & 5	5 Years

Principal Payments on Long-Term Debt	$294,873	$25,000	$35,000	$29,375	$205,498
Interest on Long-Term Debt	200,643	16,993	33,375	29,107	121,168
Operating Leases	141	70	71	-	-
Construction Obligations	872	872	-	-	-
Commodity Supply Purchase Obligations	156,986	43,869	39,758	18,642	54,717
New Jersey Clean Energy Program (Note 2)	41,760	8,643	20,139	12,978	-
Other Purchase Obligations	269	269	-	-	-

Total Contractual Cash Obligations	$695,544	$95,716	$128,343	$90,102	$381,383

As discussed in Note 7 to the financial statements, SJG’s variable-rate debt of $25.0 million has been included in the current portion of long-term debt above.  However, interest on long-term debt in the table above includes the related interest obligations through maturity, as well as the impact of the related interest rate swap agreements on this variable-rate debt.

Expected environmental remediation costs and asset retirement obligations are not included in the table above as the total obligation cannot be calculated due to the subjective nature of these costs and timing of anticipated payments. While SJG has no obligation to make a contribution to its employee pension plans in 2009, we currently expect to make a contribution in order to improve the funded status of the plans and mitigate the expected increase in expense in 2009.  Furthermore, future pension contributions beyond 2009 cannot be determined at this time. Our regulatory obligation to contribute $3.6 million annually to our postretirement benefit plans’ trusts, as discussed in Note 11 to the financial statements, is also not included as its duration is indefinite.

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

SJG - 21

We transact commodities on a physical basis and typically do not enter into financial derivative positions directly. South Jersey Resources Group, LLC, an affiliate by common ownership, manages our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. It is management’s policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. The majority of our contracts are typically less than 12-months long. The fair value and maturity of all these energy trading and hedging contracts determined using mark-to-market accounting as of December 31, 2008 is as follows (in thousands):

Assets:		Maturity	Maturity
	Source of Fair Value	<1 Year	1 - 3 Years	Total

Prices Actively Quoted	NYMEX	$345	$15	$360
Other External Sources	Basis	35	-	35
Total		$380	$15	$395

Liabilities:		Maturity	Maturity
	Source of Fair Value	<1 Year	1 - 3 Years	Total

Prices Actively Quoted	NYMEX	$26,178	$2,667	$28,845
Other External Sources	Basis	520	-	520
Total		$26,698	$2,667	$29,365

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts are 13.6 MMdts with a weighted-average settlement price of $7.80 per dt.  Contracted volumes of our Basis contracts are 5.3 MMdts with a weighted-average settlement price of $1.42 per dt.

A reconciliation of our estimated net fair value of energy-related derivatives, including energy trading and hedging contracts follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2008	$(2,092)
Contracts Settled During 2008, Net	2,224
Other Changes in Fair Value from Continuing and New Contracts, Net	(29,102)
Net Derivatives — Energy Related Liability, December 31, 2008	$(28,970)

The change in our derivative position from a $2.1 million liability at December 31, 2007 to a $29.0 million liability at December 31, 2008 is primarily due to the change in value of our financial positions held with SJRG.  As of December 31, 2007 the average future price was approximately $7.68 per dt vs. $6.15 per dt as of December 31, 2008.  The decrease in prices has resulted in a decline in the market value of these financial contracts.  Further, SJG entered into additional contracts during 2008 which also experienced a similar decline in value during the year.  However, the ultimate risk management objective of locking in the price of a portion of our future gas purchases, regardless of future fluctuations in the market price, has been met.

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at December 31, 2008, was $114.6 million and averaged $69.5 million during 2008. The months where average outstanding variable-rate debt was at its highest and lowest levels were December, at $116.6 million, and April, at $11.6 million. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $410,000 increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2008 - 317 b.p. decrease; 2007 – 36 b.p. decrease; 2006 - 72 b.p. increase; 2005 - 191 b.p. increase; and 2004 - 115 b.p. increase. As of December 31, 2008, our average borrowing cost, which changes daily, was 1.06%.

SJG - 22

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of December 31, 2008, the interest costs on all of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates. However, due to general market conditions during 2008, the demand for auction-rate securities was disrupted resulting in increased interest rate volatility for tax-exempt auction-rate debt.   As a result, the $25.0 million of tax-exempt auction-rate debt issued by the Company (and repurchased in June 2008) was exposed to changes in interest rates that were not completely mitigated by the related interest rate derivatives. The auction-rate debt was converted to another form of variable- rate debt and resold in the public market in August 2008. The original interest rate derivatives remain in place and are expected to substantially offset changes in interest rates on the security.

SJG - 23

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
South Jersey Gas Company
Folsom, New Jersey

We have audited the accompanying balance sheets of South Jersey Gas Company (the "Company") as of December 31, 2008 and 2007, and the related statements of income, changes in common equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)2.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of South Jersey Gas Company as of December 31, 2008 and 2007, and the results of its operations and its  cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 6 to the financial statements, in 2007 the Company changed its method of accounting for income taxes to conform to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.

/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 2, 2009

SJG - 24

SOUTH JERSEY GAS COMPANY
STATEMENTS OF INCOME
(In Thousands)
	Year Ended December 31,
	2008	2007	2006

Operating Revenues	$568,046	$630,547	$642,671

Operating Expenses:
Cost of Sales (Excluding depreciation)	383,403	453,034	472,286
Operations	56,111	51,736	49,991
Maintenance	7,899	6,345	5,538
Depreciation	25,589	24,614	23,508
Energy and Other Taxes	10,627	10,829	10,139

Total Operating Expenses	483,629	546,558	561,462

Operating Income	84,417	83,989	81,209

Other Income and Expense	459	1,673	1,480

Interest Charges	(18,937)	(20,985)	(22,099)

Income Before Income Taxes	65,939	64,677	60,590

Income Taxes	(26,508)	(26,652)	(24,811)

Net Income	$39,431	$38,025	$35,779

The accompanying notes are an integral part of the financial statements.

SJG - 25

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CASH FLOWS
(In Thousands)
	Year Ended December 31,
	2008	2007	2006

Cash Flows from Operating Activities:
Net Income	$39,431	$38,025	$35,779
Provided by Operating Activities:
Depreciation and Amortization	31,506	29,317	28,140
Provision for Losses on Accounts Receivable	2,281	2,672	1,284
TAC/CIP Receivable	2,641	(7,946)	(15,740)
Deferred Gas Costs - Net of Recoveries	5,885	7,755	18,694
Deferred SBC Costs - Net of Recoveries	1,199	3,960	(4,221)
Environmental Remediation Costs - Net of Recoveries	(26,177)	(10,926)	(10,840)
Deferred and Noncurrent Income Taxes and Credits - Net	21,378	12,957	4,426
Gas Plant Cost of Removal	(1,463)	(1,275)	(1,369)
Changes in:
Accounts Receivable	(4,531)	(8,528)	9,658
Inventories	(18,659)	24,884	11,099
Prepaid and Accrued Taxes - Net	(1,657)	(2,099)	4,997
Other Prepayments and Current Assets	(138)	(14)	594
Gas Purchases Payable	1,717	(8,817)	(40,270)
Accounts Payable and Other Accrued Liabilities	(13,857)	9,787	11,605
Other Assets	(375)	(121)	1,978
Other Liabilities	(8,920)	(272)	(5,120)

Net Cash Provided by Operating Activities	30,261	89,359	50,694

Cash Flows from Investing Activities:
Capital Expenditures	(52,580)	(48,070)	(61,440)
Investment in Long-Term Receivables	(5,558)	(4,123)	(3,342)
Proceeds from Long-Term Receivables	3,399	3,877	3,707
Purchase of Restricted Investment with Escrowed Loan Proceeds	(39)	(363)	(14,661)
Proceeds from Sale of Restricted Investment from Escrowed Loan Proceeds	2,146	6,710	6,075

Net Cash Used in Investing Activities	(52,632)	(41,969)	(69,661)

Cash Flows from Financing Activities:
Net Borrowing from (Repayments of) Lines of Credit	36,210	(25,160)	16,500
Proceeds from Issuance of Long-Term Debt	25,000	-	25,000
Principal Repayments of Long-Term Debt	(25,000)	(2,290)	(2,345)
Dividends on Common Stock	(14,867)	(18,732)	(19,902)
Payments for Issuance of Long-Term Debt	(320)	-	(1,051)
Excess Tax Benefit from Restricted Stock Plan	346	55	181

Net Cash Provided by (Used in) Financing Activities	21,369	(46,127)	18,383

Net (Decrease) Increase in Cash and Cash Equivalents	(1,002)	1,263	(584)
Cash and Cash Equivalents at Beginning of Period	3,230	1,967	2,551

Cash and Cash Equivalents at End of Period	$2,228	$3,230	$1,967

Supplemental Disclosures of Cash Flow Information:
Interest (Net of Amounts Applicable to Gas Cost
Overcollections and Amounts Capitalized)	$19,550	$20,863	$21,832
Income Taxes (Net of Refunds)	$7,315	$15,684	$11,309

Supplemental Disclosures of Noncash Investing Activities:
Capital property and equipment acquired on
account but not paid at year-end	$7,590	$4,182	$2,819

The accompanying notes are an integral part of the financial statements.

SJG - 26

SOUTH JERSEY GAS COMPANY
BALANCE SHEETS
(In Thousands)
	December 31,
	2008	2007
Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,172,014	$1,123,992
Accumulated Depreciation	(295,432)	(276,301)

Property, Plant and Equipment – Net	876,582	847,691

Investments:
Available-for-Sale Securities	4,841	6,714
Restricted Investments	132	2,239

Total Investments	4,973	8,953

Current Assets:
Cash and Cash Equivalents	2,228	3,230
Accounts Receivable	47,787	48,984
Accounts Receivable - Related Parties	624	2,267
Unbilled Revenues	48,225	41,576
Provision for Uncollectibles	(3,628)	(3,265)
Natural Gas in Storage, average cost	65,252	56,404
Materials and Supplies, average cost	11,247	1,436
Prepaid Taxes	11,860	10,849
Derivatives - Energy Related Assets	380	2,236
Other Prepayments and Current Assets	2,416	2,278

Total Current Assets	186,391	165,995

Regulatory and Other Noncurrent Assets:
Regulatory Assets	270,434	188,688
Unamortized Debt Issuance Costs	6,147	6,307
Prepaid Pension	-	1,472
Long-Term Receivables	7,081	6,118
Derivatives - Energy Related Assets	15	93
Other	2,392	1,845

Total Regulatory and Other Noncurrent Assets	286,069	204,523

Total Assets	$1,354,015	$1,227,162

The accompanying notes are an integral part of the financial statements.

SJG - 27

SOUTH JERSEY GAS COMPANY
BALANCE SHEETS
(In Thousands, except for share data)

	December 31,
	2008	2007

Capitalization and Liabilities

Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	200,663	200,317
Accumulated Other Comprehensive Loss	(6,875)	(5,356)
Retained Earnings	202,103	177,539

Total Common Equity	401,739	378,348

Long-Term Debt	269,873	294,873

Total Capitalization	671,612	673,221

Current Liabilities:
Notes Payable	114,550	78,340
Current Portion of Long-Term Debt	25,000	-
Accounts Payable – Commodity	36,587	34,870
Accounts Payable – Other	12,051	13,650
Accounts Payable - Related Parties	16,744	22,417
Derivatives - Energy Related Liabilities	26,698	4,360
Deferred Income Taxes – Net	12,475	11,582
Customer Deposits and Credit Balances	14,219	18,067
Environmental Remediation Costs	13,117	25,447
Taxes Accrued	2,291	2,937
Pension Benefits	991	765
Interest Accrued	6,244	6,245
Other Current Liabilities	6,449	5,777

Total Current Liabilities	287,416	224,457

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	50,447	55,779
Deferred Income Taxes – Net	187,050	168,254
Environmental Remediation Costs	50,976	48,433
Asset Retirement Obligations	22,299	24,364
Pension and Other Postretirement Benefits	67,566	24,682
Investment Tax Credits	1,832	2,149
Derivatives - Energy Related Liabilities	2,667	61
Derivatives – Other	7,578	618
Other	4,572	5,144

Total Regulatory and Other Noncurrent Liabilities	394,987	329,484

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$1,354,015	$1,227,162

The accompanying notes are an integral part of the financial statements.

SJG - 28

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CHANGES IN COMMON EQUITY AND COMPREHENSIVE INCOME
(In Thousands)

	Common Stock	Other Paid-In Capital and Premium on Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2006	$5,848	$200,317	$(4,337)	$142,740	$344,568
Net Income				35,779	35,779
Other Comprehensive Income (Loss), Net of Tax: (a)
Minimum Pension Liability Adjustment			(442)		(442)
Unrealized Gain on Available-for-Sale Securities			54		54
Unrealized Gain on Derivatives			296		296
Other Comprehensive Loss, Net of Tax: (a)					(92)
Comprehensive Income					35,687
Cash Dividends Declared - Common Stock				(19,902)	(19,902)

Balance at December 31, 2006	5,848	200,317	(4,429)	158,617	360,353
Cumulative Effect Adjustment (b)	-	-	-	(371)	(371)

Balance at January 1, 2007, as adjusted	5,848	200,317	(4,429)	158,246	359,982
Net Income				38,025	38,025
Other Comprehensive Loss, Net of Tax: (a)
Postretirement Liability Adjustment			(307)		(307)
Unrealized Loss on Available-for-Sale Securities			(195)		(195)
Unrealized Loss on Derivatives			(425)		(425)
Other Comprehensive Loss, Net of Tax: (a)					(927)
Comprehensive Income					37,098
Cash Dividends Declared - Common Stock				(18,732)	(18,732)

Balance at December 31, 2007	5,848	200,317	(5,356)	177,539	378,348
Net Income				39,431	39,431
Other Comprehensive Income (Loss), Net of Tax (a)
Postretirement Liability Adjustment			(1,181)		(1,181)
Unrealized Loss on Available-for-Sale Securities			(731)		(731)
Unrealized Gain on Derivatives			393		393
Other Comprehensive Loss, Net of Tax (a)					(1,519)
Comprehensive Income					37,912
Cash Dividends Declared - Common Stock				(14,867)	(14,867)
Excess Tax Benefit from Restricted Stock Plan		346			346

Balance at December 31, 2008	$5,848	$200,663	$(6,875)	$202,103	$401,739

Disclosure of Changes in Accumulated Other Comprehensive Loss Balances (a)
(In Thousands)
		Postretirement Liability Adjustment	Unrealized (Loss) Gain on Available-for-Sale Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Loss

Balance at January 1, 2006		$(3,498)	$154	$(993)	$(4,337)
Changes During Year		(442)	54	296	(92)
Balance at December 31, 2006		(3,940)	208	(697)	(4,429)
Changes During Year		(307)	(195)	(425)	(927)
Balance at December 31, 2007		(4,247)	13	(1,122)	(5,356)
Changes During Year		(1,181)	(731)	393	(1,519)
Balance at December 31, 2008		$(5,428)	$(718)	$(729)	$(6,875)

(a) Determined using a combined statutory tax rate of 41.08%.
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

We collect certain revenue-based energy taxes from our customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both revenues and cost of sales and totaled $8.7 million, $8.8 million and $7.9 million in 2008, 2007 and 2006, respectively.

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

Property, Plant & Equipment - For regulatory purposes, utility plant is stated at original cost, which may be different than our cost if the assets were acquired from another regulated entity. The cost of adding, replacing and renewing property is charged to the appropriate plant account. Utility Plant balances as of December 31, 2008 and 2007 were comprised of the following (in thousands):

	2008	2007
Utility Plant:
Production Plant	$302	$302
Storage Plant	11,543	11,582
Transmission Plant	151,546	149,542
Distribution Plant	959,807	919,205
General Plant	41,122	37,136
Other Plant	3,665	3,665
Utility Plant in Service	1,167,985	1,121,432
Construction Work in Progress	4,029	2,560

Total Utility Plant	$1,172,014	$1,123,992

SJG - 30

Asset Retirement Obligations - The amounts included under Asset Retirement Obligations (ARO) are primarily related to the legal obligations we have to cut and cap our gas distribution pipelines when taking those pipelines out of service in future years. These liabilities are generally recognized upon the acquisition or construction of the asset. The related asset retirement cost is capitalized concurrently by increasing the carrying amount of the related asset by the same amount as the liability. Changes in the liability are recorded for the passage of time (accretion) or for revisions to cash flows originally estimated to settle the ARO.

ARO activity during 2008 and 2007 was as follows (in thousands):

	2008	2007
AROs as of January 1,	$24,364	$23,743
Accretion	427	498
Additions	136	174
Settlements	(37)	(51)
Revisions in Estimated Cash Flows *	(2,591)	-
AROs as of December 31,	$22,299	$24,364

* A corresponding reduction was made to Regulatory Assets, thus having no impact on Earnings.

Depreciation - We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.3% in 2008, 2007 and 2006. The actual composite rate may differ from the approved rate as the asset mix changes over time. Except for retirements outside of the normal course of business, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage.

Capitalized Interest - We capitalize interest on construction at the rate of return on rate base utilized by the BPU to set rates in our last base rate proceeding (See Note 2). Capitalized interest is included in Utility Plant on the balance sheets. Interest Charges are presented net of capitalized interest on the statements of income. We capitalized interest of $0.4 million in 2008, 2007 and 2006.

Impairment of Long-Lived Assets - We review the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the years ended 2008, 2007 and 2006, no significant impairments were identified.

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

SJG - 31

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

Due to the application of regulatory accounting principles under FASB Statement No. 71, the costs or benefits of derivative contracts related to gas purchases are recovered through our Basic Gas Supply Service (BGSS) Clause, subject to BPU approval (See Note 2). As of December 31, 2008 and 2007, we had $29.0 million and $2.1 million of costs, respectively, included in our BGSS related to open financial contracts (See Note 3).

The Company has entered into interest rate derivatives and similar agreements to hedge exposure to increasing interest rates, and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives  are included in Derivatives-Other on the balance sheets.

We previously used derivative transactions known as “Treasury Locks” to hedge against the impact on our cash flows of possible interest rate increases on debt issued in September 2005.  The initial $1.4 million cost of the Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the 30 year life of the associated debt issue.  As of December 31, 2008, the unamortized balance is approximately $1.2 million.

We currently have two long-term interest rate swaps under which we pay a fixed interest rate at 3.43% through January 2036 on $25.0 million of variable-rate, tax-exempt debt which was issued in April 2006. The differential to be paid or received as a result of these swap agreements is accrued as interest rates change and is recognized as an adjustment to interest expense.

As of December 31, 2008 and 2007, the fair value of these interest rate derivative agreements was $7.6 million and $0.6 million, respectively, and is included on the balance sheet under the caption Regulatory and Other Noncurrent Liabilities: Derivatives - Other. The fair value represents the amount we would have expected to pay to the counterparties if the contracts had been terminated on those dates. The fair value upon termination can be recovered in rates, and therefore, the unrealized loss has been included in Other Regulatory Assets in the balance sheets in accordance with FASB Statement No. 71 “Accounting for the Effects of Certain Types of Regulation.”

Stock-Based Compensation Plans - On January 1, 2006, SJI adopted FASB Statement No. 123(R), “Share-Based Payment,” which revised FASB Statement No. 123, and superseded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” As the vesting requirements under the plan are contingent upon market and service conditions, Statement No. 123(R) requires SJI to measure and recognize stock-based compensation expense in its financial statements based on the fair value at the date of grant for share-based awards. Since Officers and other key employees of SJG participate in the Stock Option, Stock Appreciation Rights and Restricted Stock Award Plan (“Plan”) of SJI, changes in accounting for share-based payments also impact us. In accordance with Statement No. 123(R), SJI is recognizing compensation expense on a straight-line basis over the requisite service period of each award. In addition, SJI identifies specific forfeitures of share-based awards and compensation expense is adjusted accordingly over the requisite service period.  Compensation expense is not adjusted based on the actual achievement of performance goals. The fair value of Officers’ restricted stock awards on the date of grant is estimated using a Monte Carlo simulation model.

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

SJG - 32

The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at December 31, 2008, and the assumptions used to estimate the fair value of the awards:

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

For the years ended December 31, 2008, 2007 and 2006, the cost of restricted stock awards was $0.3 million, $0.2 million and $0.2 million, respectively. Of these costs, $0.1 million was capitalized to Utility Plant in each of those years.

As of December 31, 2008, there was $0.3 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes information regarding restricted stock award activity during 2008, excluding accrued dividend equivalents:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested Shares Outstanding, January 1, 2008	17,976	$28.618
Granted	10,000	34.030
Vested*	(8,234)	27.950
Forfeited	(1,459)	31.541
Nonvested Shares Outstanding, December 31, 2008	18,283	$31.645

* Actual shares expected to be awarded to officers during the first quarter of 2009, including dividend equivalents and adjustments for performance measures, totaled 13,640 shares.

During 2008, SJI awarded 12,299 shares that had vested at December 31, 2007, to our officers at a market value of $0.4 million. During 2007, 17,143 shares were awarded to our officers at a market value of $0.6 million. As discussed earlier, we have a policy of making cash payments to SJI to satisfy our allocated obligations under this plan. Cash payments to SJI during 2008 and 2007, were approximately $0.6 million and $1.1 million, respectively relating to stock awards. These cash payments include obligations for services previously rendered by officers that are currently employed by affiliates as a result of a January 1, 2006 corporate restructuring by SJI.  Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

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

SJG - 33

New Accounting Pronouncements — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (FAS 157), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” to provide clarification of the application of FAS 157 in a market that is not active and to provide an example to illustrate key considerations in determining the fair value of a financial asset in such a non-active market. This statement was effective in fiscal years beginning after November 15, 2007. However, for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, FAS 157 is effective in fiscal years beginning after November 15, 2008.  The adoption of the initial phase of this statement did not have a material effect on the Company’s financial statements. Management does not anticipate that the adoption of the remainder of this statement will have a material effect on the Company’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  The statement permits entities to choose to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This statement is effective for the first fiscal year beginning after November 15, 2007.  The Company has not elected this fair value option and, as a result, the adoption of this statement did not have a material effect on the Company’s financial statements.

In April 2007, the FASB posted FASB Staff Position (FSP) FIN 39-1, “Amendment of FASB Interpretation No. 39,” which addresses questions received by the FASB staff regarding Interpretation 39 relating to the offsetting of amounts recognized for forward, interest rate swap, currency swap, option, and other conditional or exchange contracts.  The guidance in this FSP is effective for fiscal years beginning after November 15, 2007.  The adoption of this position did not have a material effect on the Company’s financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161(FAS 161), “Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133.” This statement requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s financial statements.

In September 2008, the FASB issued FASB Staff Position (FSP) No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. The provisions of the FSP that amend Statement 133 and Interpretation 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of this position did not have a material effect on the Company’s financial statements.

In December 2008, the FASB issued FASB Staff Position (FSP) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends Statement 132(R) to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The provisions of this FSP are effective for reporting periods ending after December 15, 2009. Management is currently evaluating the impact that the adoption of this position will have on the Company’s financial statements.

SJG - 34

In December 2008, the Emerging Issue Task Force issued EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement.”  The Task Force reached a consensus that an issuer of a liability with a third-party credit enhancement that is inseparable from the liability must treat the liability and the credit enhancement as two units of accounting. Under the consensus, the fair value measurement of the liability does not include the effect of the third-party credit enhancement; therefore, changes in the issuer’s credit standing without the support of the credit enhancement affect the fair value measurement of the issuer’s liability. Entities will need to disclose the existence of any third-party credit enhancements related to their liabilities that are within the scope of this Issue (i.e., that are measured at fair value). The consensus is effective in the first reporting period beginning on or after December 15, 2008. Management is currently evaluating the impact that the adoption of this consensus will have on the Company’s financial statements.

In December, 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures Related to Asset Transfers, VIEs, and QSPEs,” which requires public companies to provide disclosures similar to those proposed in the pending amendments to Statement 140 and Interpretation 46(R). The FSP requires additional disclosures about transfers of financial assets and an enterprise’s involvement with VIEs, including QSPEs. These disclosures should help improve transparency in the current market environment. The FSP is effective for the first reporting period (interim or annual) that ends after December 15, 2008. The adoption of this position did not have a material effect on the Company’s financial statements.

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

Basic Gas Supply Service (BGSS) Clause - The BGSS price structure was approved by the BPU in January 2003, and allows us to recover all prudently incurred gas costs. BGSS charges to customers can be either monthly or periodic (annual). Monthly BGSS charges are applicable to large use customers and are referred to as monthly because the rate changes on a monthly basis pursuant to a BPU-approved formula based on commodity market prices. Periodic BGSS charges are applicable to lower usage customers, which include all of our residential customers, and are evaluated at least annually by the BPU. However, to some extent, more frequent rate changes to the periodic BGSS are allowed. We collect gas costs from customers on a forecasted basis and defer periodic over/under recoveries to the following BGSS year, which runs from October 1 through September 30. If we are in a net cumulative undercollected position, gas costs deferrals are reflected on the balance sheet as a regulatory asset. If we are in a net cumulative overcollected position, amounts due back to customers are reflected on the balance sheet as a regulatory liability. We pay interest on net overcollected BGSS balances at the rate of return on rate base of 7.97% utilized by the BPU to set rates in our last base rate proceeding.

Regulatory actions regarding the BGSS were as follows:

•
March 2006 - The BPU approved a global settlement, effective April 1, 2006, which among other items, fully resolved our 2004-2005 BGSS filing and certain issues in our 2005-2006 BGSS filing. The net impact of our global settlement was a $4.4 million reduction to annual revenues; however, this reduction had no impact on net income, as there was a corresponding reduction in expense. In addition, a pilot storage incentive program was approved. This program began during the second quarter of 2006 and continued through the 2008 summer injection period. Any party to this settlement may request that the BPU terminate this program after October 31, 2008. It is designed to provide us with the opportunity to achieve BGSS price reductions and additional price stability. It will also provide us with an opportunity to share in storage-related gains and losses, with 20% being retained by us, and 80% being credited to customers. Total storage-related gains for 2008, 2007 and 2006 were $5.7 million, $2.3 million and $1.6 million, respectively, under this storage incentive program.

SJG - 35

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

•	May 2008 - We made our annual periodic BGSS filing with the BPU requesting a $73.7 million, or 23%, increase in gas cost recoveries in response to increasing wholesale gas costs.

•
November 2008 – The BPU approved, on a provisional basis, a $38.0 million, or 12% increase in gas cost recoveries reflecting a lower increase in gas costs than originally projected in our May 2008 filing.

•
December 2008 - As part of a global settlement, the BPU approved on a provisional basis, a decrease in gas cost recoveries of $9.0 million, or 3%, due to the continued decline in projections in the wholesale gas market.

Temperature Adjustment Clause (TAC) - The TAC provided stability to our earnings by normalizing the impact of colder-than-normal and warmer-than-normal weather through September 30, 2006, when it was replaced by the Conservation Incentive Program. Each TAC year began October 1 and ended May 31 of the subsequent year. We recorded the earnings impact of TAC adjustments as incurred on a monthly basis during the TAC year. Subsequent to each TAC year, we made a filing with the BPU requesting the return or recovery of amounts recorded under the TAC. BPU-approved cash inflows or outflows generally did not begin until the next TAC year. TAC adjustments affected revenue, earnings and cash flows since colder-than-normal weather generated credits to customers, while warmer-than-normal weather resulted in additional charges to customers. As of December 31, 2008 and 2007, our balance sheets include a TAC receivable of $0 and $6.5 million, respectively, under the caption Regulatory Assets.

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

•
December 2008 –The regulatory asset related to the TAC was completely recovered and as part of a global settlement, the BPU approved the suspension of the TAC rate which resulted in a decrease of $9.3 million in annual revenues.

SJG - 36

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

•	June 2007 – We made our first annual CIP filing, requesting recovery of $14.3 million in deficiency, of which $9.6 million was non-weather related.

•	October 2007 – The BPU approved on a provisional basis, recovery of $15.5 million in deficiency, of which $9.1 million was non-weather related.

•	May 2008 - We made our annual CIP filing, requesting recovery of $19.1 million, of which $14.1 million was non-weather related.

•	December 2008 - As part of a global settlement, the BPU approved, on a provisional basis, the recovery of CIP revenue of $20.4 million, of which $16.4 million was non-weather related.

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

•
December 2008 – As part of the global settlement, the BPU approved an increase in the RAC portion of the SBC, resulting in an increase in revenue of $8.5 million.  In addition, the BPU approved a reduction in the interest rate utilized to calculate deferred tax on the RAC.

Remediation Adjustment Clause (RAC) - The RAC recovers environmental remediation costs of 12 former gas manufacturing plants (See Note 12). The BPU allows us to recover such costs over 7-year amortization periods. The net between the amounts actually spent and amounts recovered from customers is recorded as a regulatory asset, Environmental Remediation Cost Expended - Net. Note that RAC activity affects revenue and cash flows but does not directly affect earnings because of the cost recovery over 7-year amortization periods. As of December 31, 2008 and 2007, we reflected the unamortized remediation costs of $48.1 million and $26.0 million, respectively, on the balance sheet under Regulatory Assets (See Note 3). Since implementing the RAC in 1992, we have recovered $40.7 million through rates.

New Jersey Clean Energy Program (NJCEP) - This mechanism recovers costs associated with our energy efficiency and renewable energy programs. In August 2008, the BPU approved the statewide funding of the NJCEP of $1.2 billion for the years 2009 through 2012. Of this amount, we will be responsible for approximately $41.8 million over the 4-year period. NJCEP adjustments affect revenue and cash flows but do not directly affect earnings as related costs are deferred and recovered through rates on an on-going basis.

SJG - 37

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

•
July 2007 – We made our annual USF filing, along with the state’s other electric and gas utilities, proposing to decrease annual statewide gas revenues to $78.1 million.  This rate proposal was approved by the BPU in October 2007, on an interim basis, and were designed to decrease our annual USF revenues by $3.4 million.  The revised rates were effective from October 5, 2007 through September 30, 2008.

•
June 2008 – We made our annual USF filing, along with the state’s other electric and gas utilities, proposing to increase annual statewide gas revenues to $97.3 million.  This proposal was designed to increase our annual USF revenues by $ 2.6 million.

•
October 2008 – The BPU approved the statewide budget of $96.7 million for all of the State’s gas utilities.  Our portion of this total is approximately $8.8 million and increased rates were implemented effective October 27, 2008 resulting in a $2.5 million increase to our annual USF recoveries.

Consumer Education Program (CEP) - The CEP recovers costs associated with providing education to the public concerning customer choice. CEP adjustments affect revenue and cash flows but do not directly affect earnings as related costs are deferred and recovered on an ongoing basis. Note that our CEP recovery rate was reduced to zero in April 2006, and as a result of a previous BPU Order, it has been removed from our tariff as of December 2008.

Other Regulatory Matters -

Unbundling - Effective January 10, 2000, the BPU approved full unbundling of our system. This allows all natural gas consumers to select their natural gas commodity supplier. As of December 31, 2008, 24,968 of our residential customers were purchasing their gas commodity from someone other than us. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer. The resulting decrease in our revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect our net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that we still recover cost of service, including certain deferred costs, through base rates.

Pipeline Integrity - In October 2005, we filed a petition with the BPU to implement a Pipeline Integrity Management Tracker (Tracker). The purpose of the Tracker is to recover incremental costs to be incurred by us as a result of new federal regulations, which are aimed at enhancing public safety and reliability. The regulations require that utilities use a comprehensive analysis to assess, evaluate, repair and validate the integrity of certain transmission lines in the event of a leak or failure. As of December 31, 2008 and 2007, costs incurred under this program totaled $1.1 million and $0.8 million, respectively, and are included in Other Regulatory Assets (See Note 3).  We continue to engage in settlement negotiations in which we are proposing to modify the original request and provide for deferred accounting treatment of Pipeline Integrity related operating expenses, with the ultimate recovery of these costs to be sought in our next base rate case.

Filings and petitions described above are still pending unless otherwise indicated.

SJG - 38

3.                 REGULATORY ASSETS AND LIABILITIES:

The discussion under Note 2, Rates and Regulatory Actions, is integral to the following explanations of specific regulatory assets and liabilities.

Regulatory Assets at December 31 consisted of the following items (in thousands):

	2008	2007
Environmental Remediation Costs: Expended – Net	$48,143	$25,960
Liability for Future Expenditures	64,093	73,880
Income Taxes - Flowthrough Depreciation	2,729	3,707
Deferred Asset Retirement Obligation Costs	21,901	21,572
Deferred Gas Costs – Net	18,406	-
Deferred Pension and Other Postretirement Benefit Costs	80,162	32,686
Temperature Adjustment Clause Receivable	-	6,516
Conservation Incentive Program Receivable	22,048	18,173
Societal Benefit Costs Receivable	1,753	2,952
Premium for Early Retirement of Debt	1,208	1,370
Other Regulatory Assets	9,991	1,872
	$270,434	$188,688

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

Deferred Asset Retirement Obligation Costs - This regulatory asset was created with the adoption of FASB Interpretation No. 47(FIN 47), “Accounting for Conditional Asset Retirements Obligations”, in 2005. FIN 47 resulted in the recording of asset retirement obligations (ARO’s) and additional utility plant, primarily related to a legal obligation we have for certain safety requirements upon the retirement of our gas distribution and transmission system. We recover asset retirement costs through rates charged to customers. All related accumulated accretion and depreciation amounts for these ARO’s represent timing differences in the recognition of retirement costs that we are currently recovering in rates and, as such, we are deferring such differences as regulatory assets under FASB Statement No. 71.

Deferred Gas Costs - Net - Over/under collections of gas costs are monitored through our BGSS mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge our natural gas purchases are also included in the BGSS, subject to BPU approval. See detailed discussion under Derivative Instruments in Note 1.

SJG - 39

Deferred Pension and Other Postretirement Benefit Costs  - The BPU authorized us to recover costs related to postretirement benefits under the accrual method of accounting consistent with FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." We deferred amounts accrued prior to that authorization and are amortizing them as allowed by the BPU over 15 years through 2012. The unamortized balance was $1.5 million at December 31, 2008. Upon the adoption of FASB Statement No. 158 in 2006, our regulatory asset was increased by $37.1 million representing the recognition of the underfunded positions of our pension and other postretirement benefit plans.  Subsequent adjustments to this balance occur annually to reflect changes in the funded positions of these benefit plans caused by changes in actual plan experience as well as assumptions of future experience (See Note 11).

Temperature Adjustment Clause Receivable - As discussed in Note 2, the net income impact of the TAC was recorded as an adjustment to earnings as incurred. The recovery (or credit) generally did not begin until the next TAC year. As a result, there was a timing difference that resulted in a regulatory asset or liability.  As a result of a Global Settlement in December 2008, the BPU approved rolling in the remaining overrecovered TAC position into the weather portion of the CIP, and the suspension of the TAC rate.

Conservation Incentive Program Receivable - Similar to the TAC, the impact of the CIP is recorded as an adjustment to earnings as incurred. The first year of cash recovery under the CIP began October 2007.

Societal Benefit Costs Receivable - At both December 31, 2008 and 2007, this regulatory asset primarily represents cumulative costs less recoveries under the USF program.

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

Regulatory Liabilities at December 31 consisted of the following items (in thousands):

	2008	2007
Excess Plant Removal Costs	$48,820	$48,705
Liability for NJCEP	-	2,797
Deferred Revenues – Net	-	2,586
Other	1,627	1,691

Total Regulatory Liabilities	$50,447	$55,779

Excess Plant Removal Costs – Represents amounts accrued in excess of actual utility plant removal costs incurred to date, which we have an obligation to either expend or return to ratepayers in future periods.

Liability for NJCEP – This represents revenues received in excess of actual expenditures, which we have an obligation to either expend or return to ratepayers in future periods.

Deferred Revenue – Net – See previous discussion under “Deferred Gas Costs – Net”.

Other Regulatory Liabilities – All other regulatory liabilities are subject to being returned to ratepayers in future rate proceedings.

SJG - 40

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

•
South Jersey Resources Group, LLC (SJRG) - a wholly owned subsidiary of SJI and a wholesale gas and risk management business that supplies natural gas storage, commodity and transportation to retail marketers, utility businesses and electricity generators in the mid-Atlantic and southern regions. We sell natural gas for resale and capacity release to SJRG and also meet some of our gas purchasing requirements by purchasing natural gas from SJRG. Additionally, SJRG manages our market risk associated with fluctuations in the cost of natural gas by entering into financial derivative contracts on our behalf. The gain or loss associated with these derivative contracts is included in our BGSS and in the SJRG receivable and payable amounts shown below.   In addition to our normal gas purchases and sales with SJRG, during 2006, we sold 1,710,903 decatherms  of gas to SJRG for $13.1 million.  The proceeds from the sale were credited to the BGSS clause and did not impact earnings.

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

Sales of gas to SJRG and SJE comply with Section 284.02 of the Regulations of the Federal Energy Regulatory Commission (FERC).

In addition to the above, we provide various administrative and professional services to SJI and each of the affiliates discussed above. Likewise, SJI provides substantial administrative services on our behalf. Beginning in January 2006, SJIS began to provide a majority of the aforementioned administrative services to SJI and its subsidiaries. For certain types of transactions, we served as central processing agents for the related parties discussed above. Amounts due to and due from these related parties for pass-through items are not considered material to the financial statements as a whole.

A summary of these related party transactions, excluding pass-through items, included in Operating Revenues were as follows (in thousands):

	2008	2007	2006

Operating Revenues/Affiliates:
SJRG	$7,604	$19,328	$67,262
Other	402	386	2,302
Total Operating Revenues/Affiliates	$8,006	$19,714	$69,564

SJG - 41

Related party transactions, excluding pass-through items, included in Operating Expenses were as follows (in thousands):

	2008	2007	2006

Costs of Sales/Affiliates
(Excluding depreciation):
SJRG	$28,565	$24,601	$23,083

Derivative Gains (Losses) (See Note 1):
SJRG	$(6,215)	$19,169	$30,113

Operations Expense/Affiliates
SJI	$6,957	$6,650	$7,434
SJIS	4,154	4,550	5,373
Millennium	2,982	2,872	2,743
Other	(226)	139	-
Total Operations Expense/Affiliates	$13,867	$14,211	$15,550

6.                 INCOME TAXES AND CREDITS:

Total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory Federal Income Tax rate to pre-tax income for the following reasons (in thousands):

	2008	2007	2006

Tax at Statutory Rate	$23,078	$22,637	$21,206
Increase (Decrease) Resulting from:
State Income Taxes	4,491	4,396	4,107
Amortization of Investment Tax Credits	(318)	(320)	(325)
ESOP Dividend	(736)	(610)	(674)
Amortization of Flowthrough Depreciation	664	664	664
Other - Net	(671)	(115)	(167)
Net Income Taxes	$26,508	$26,652	$24,811

The provision for Income Taxes is comprised of the following (in thousands):

	2008	2007	2006
Current:
Federal	$1,042	$9,951	$16,556
State	4,088	3,744	3,829
Total Current	5,130	13,695	20,385
Deferred:
Federal	18,877	10,258	2,262
State	2,819	3,019	2,489
Total Deferred	21,696	13,277	4,751
Investment Tax Credits	(318)	(320)	(325)
Net Income Taxes	$26,508	$26,652	$24,811

Investment Tax Credits were deferred and continue to be amortized at the annual rate of 3%, which approximates the life of related assets.

SJG - 42

The net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in the following net deferred tax liabilities at December 31 (in thousands):

	2008	2007

Current:
Deferred Fuel Costs - Net	$4,121	$4,121
Uncollectibles	(1,208)	(976)
Deferred Revenues	9,055	8,061
Section 461 Prepayments	514	866
Other	(7)	(490)
Current Deferred Tax Liability - Net	$12,475	$11,582

Noncurrent:
Book Versus Tax Basis of Property	$174,208	$156,634
Deferred Fuel Costs - Net	5,470	5,141
Environmental	20,608	11,068
Deferred Regulatory Costs	1,246	1,238
Deferred State Tax	(7,366)	(6,331)
Investment Tax Credit Basis Gross-Up	(944)	(1,107)
Deferred Pension & Other Post Retirement Benefits	32,311	15,239
Pension & Other Post Retirement Benefits	(27,063)	(9,021)
Deferred Revenues	(11,226)	(3,726)
Other	(194)	(881)
Noncurrent Deferred Tax Liability - Net	$187,050	$168,254

SJG is included in the consolidated federal income tax return filed by SJI. The actual taxes, including credits, are allocated by SJI to its subsidiaries, generally on a separate return basis. As of December 31, 2008 and 2007, income taxes due from SJI were approximately $5.8 million and $4.3 million, respectively, and are included in the balance sheets under the caption, Prepaid Taxes.

On January 1, 2007 SJG adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” As a result of the implementation of FIN 48, SJG recognized a $0.4 million reduction to beginning retained earnings as a cumulative effect adjustment and a noncurrent deferred tax asset of $1.1 million.  A reconciliation of unrecognized tax benefits is as follows (in thousands):

	2008	2007

Balance at January 1,	$907	$1,112
Increase as a result of tax positions taken in prior years	253	28
Decrease due to a lapse in the statute of limitations	(250)	(233)
Balance at December 31,	$910	$907

The total unrecognized tax benefit as of December 31, 2008 is $0.9 million, not including $0.6 million of accrued interest and penalty.  The total unrecognized tax benefits as of December 31, 2007 were $0.9 million, not including $0.5 million of accrued interest and penalties. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not significant.  Our policy is to record interest and penalties related to unrecognized tax benefits as interest expense and other expense respectively. These amounts were not significant in 2008. There have been no material changes to the unrecognized tax benefits during 2008 and we do not anticipate any significant changes in the total unrecognized tax benefits within the next 12 months.

The unrecognized tax benefits are primarily related to an uncertainty of state income tax issues and the timing of certain deductions taken on our income tax returns.  Federal income tax returns from 2005 forward and state income tax returns primarily from 2004 forward are open and subject to examination.

SJG - 43

7.                 LONG-TERM DEBT: (A)

A schedule of our long-term debt as of December 31, including current maturities, is as follows (in thousands):

		2008	2007

First Mortgage Bonds: (B)
6.12%	Series due 2010	$10,000	$10,000
6.74%	Series due 2011	10,000	10,000
6.57%	Series due 2011	15,000	15,000
4.46%	Series due 2013	10,500	10,500
5.027%	Series due 2013	14,500	14,500
4.52%	Series due 2014	11,000	11,000
5.115%	Series due 2014	10,000	10,000
5.387%	Series due 2015	10,000	10,000
6.50%	Series due 2016	9,873	9,873
4.60%	Series due 2016	17,000	17,000
5.437%	Series due 2016	10,000	10,000
4.657%	Series due 2017	15,000	15,000
7.97%	Series due 2018	10,000	10,000
7.125%	Series due 2018	20,000	20,000
5.587%	Series due 2019	10,000	10,000
7.7%	Series due 2027	35,000	35,000
5.55%	Series due 2033	32,000	32,000
6.213%	Series due 2034	10,000	10,000
5.45%	Series due 2035	10,000	10,000
Series A 2006 Tax-Exempt First Mortgage Bonds
Variable Rate, due 2036 (C)		25,000	25,000

Total Long-Term Debt Outstanding		294,873	294,873
Current Portion of Long-Term Debt (C)		(25,000)	-
Long-Term Debt		$269,873	$294,873

(A)
Long-term debt maturities and sinking funds requirements for the succeeding five years are as follows (in thousands): 2009, $0; 2010, $10,000; 2011, $25,000; 2012, $2,187; 2013, $25,000 (See Note (c) below).  Our long-term debt agreements contain no financial covenants.

(B)	Our First Mortgage dated October 1, 1947, as supplemented, securing the First Mortgage Bonds constitutes a direct first mortgage lien on substantially all utility plant.
(C)
On April 20, 2006, SJG issued $25.0 million of tax-exempt, auction-rate debt through the New Jersey Economic Development Authority (NJEDA) under its $150.0 million MTN Program.  These bonds were repurchased by the Company in June 2008 and remarketed to the public in August 2008 as variable-rate demand bonds with liquidity support provided by a letter of credit from a commercial bank.  The letter of credit expires in August 2009, and as such, these bonds have been included in the current portion of long-term debt.  Material terms of the original bonds, such as the 2036 maturity date, floating rate interest that resets weekly, and a first mortgage collateral position, remain unchanged.

We estimated the fair values of our long-term debt, including current maturities, as of December 31, 2007 and 2006, to be $326.1 million and $318.4 million, respectively. Carrying amounts as of both December 31, 2008 and 2007 are $294.9 million. We base the estimates on interest rates available to us at the end of each year for debt with similar terms and maturities. We retire debt when it is cost effective as permitted by the debt agreements.

8.            FINANCIAL INSTRUMENTS:

Restricted Investments - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of December 31, 2008 and 2007, the escrowed proceeds, including interest earned, totaled $0.1 million and $2.2 million, respectively.

SJG - 44

Long-Term Receivables – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $10.1 million and $8.4 million as of December 31, 2008 and 2007, respectively.  The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the balance sheet.  The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amounts of $1.2 million and $0.7 million as of December 31, 2008 and 2007, respectively.  The annual amortization to interest is not material to SJG’s financial statements.

Other Financial Instruments - The carrying amounts of our other financial instruments approximate their fair values at December 31, 2008 and 2007.

9.                 UNUSED LINES OF CREDIT:

Bank credit available to SJG totaled $203.0 million at December 31, 2008, of which $114.6 million was used.  Those bank facilities consist of a $100.0 million credit facility, a $40.0 million line of credit, a $10.0 million line of credit and $53.0 million of uncommitted bank lines.  The $100.0 million and $40.0 million revolving credit facilities expire in August 2011 and December 2009, respectively, and both contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis.  SJG was in compliance with these covenants as of December 31, 2008.  Borrowings under these credit facilities are at market rates.  The weighted average borrowing cost, which changes daily, was 1.06%, 5.30% and 5.71% at December 31, 2008, 2007, and 2006, respectively.

10.                 RETAINED EARNINGS:
We are restricted as to the amount of cash dividends or other distributions that may be paid on our common stock by an order issued by the BPU in July 2004, that granted us an increase in base rates. Per the order, we are required to maintain total common equity of no less than $289.2 million. Our total common equity balance was $401.7 million at December 31, 2008.

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that we may pay on our common stock. As of December 31, 2008, these loan restrictions did not affect the amount that may be distributed from our retained earnings.

We received no equity infusions from SJI in 2008, 2007 or 2006.  Future equity contributions will occur on an as needed basis.

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

SJG - 45

Net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

		Pension Benefits		Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Service Cost	$2,408	$2,442	$2,322	$605	$661	$656
Interest Cost	6,843	6,376	5,988	2,497	2,295	2,279
Expected Return on Plan Assets	(8,394)	(8,068)	(7,518)	(1,995)	(1,895)	(1,617)
Amortizations:
Prior Service Cost (Credits)	239	239	389	(254)	(254)	(264)
Actuarial Loss	1,365	1,624	2,032	677	560	789
Net Periodic Benefit Cost	2,461	2,613	3,213	1,530	1,367	1,843
Capitalized Benefit Costs	(1,073)	(1,131)	(1,574)	(765)	(648)	(903)
Affiliate SERP Allocations	(315)	(232)	(247)	-	-	-
Total Net Periodic Benefit Expense	$1,073	$1,250	$1,392	$765	$719	$940

Capitalized benefit costs reflected in the table above relate to our construction program.

In 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (FAS 158). This statement requires companies with publicly traded equity securities that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plans and recognize changes in the funded status in the year in which the changes occur. Changes in funded status are generally reported in Other Comprehensive Loss; however, since we recover all prudently incurred pension and postretirement benefit costs from our ratepayers, a significant portion of the charges resulting from the recording of additional liabilities under this statement are reported as regulatory assets (See Note 3).

The estimated costs that will be amortized from Regulatory Assets into net periodic benefit costs in 2009 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Costs (Credits)	$232	$(254)
Net Actuarial Loss	$3,754	$1,616

The estimated costs that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit costs in 2009 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Net Actuarial Loss	$824	$-

SJG - 46

A reconciliation of the plans’ benefit obligations, fair value of plan assets, funded status and amounts recognized in our balance sheets follows (in thousands):

			Other
	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007

Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$109,301	$109,735	$39,499	$41,272
Service Cost	2,408	2,442	605	661
Interest Cost	6,843	6,376	2,497	2,295
Actuarial Loss / (Gain)	5,071	(3,188)	2,947	(1,910)
Retiree Contributions	-	-	164	147
Benefits Paid	(6,302)	(6,064)	(3,224)	(2,966)
Benefit Obligation at End of Year	$117,321	$109,301	$42,488	$39,499

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$96,541	$94,603	$28,284	$26,274
Actual Return on Plan Assets	(25,384)	7,172	(8,094)	1,273
Employer Contributions	5,733	830	3,535	3,556
Retiree Contributions	-	-	164	147
Benefits Paid	(6,302)	(6,064)	(3,224)	(2,966)
Fair Value of Plan Assets at End of Year	$70,588	$96,541	$20,665	$28,284

Funded Status at End of Year:
Accrued Net Benefit Cost at End of Year	$(46,733)	$(12,760)	$(21,823)	$(11,215)

Amounts Recognized in the Statement
of Financial Position Consist of:
Noncurrent Asset	$-	$1,472	$-	$-
Current Liabilities	(991)	(765)	-	-
Noncurrent Liabilities	(45,742)	(13,467)	(21,823)	(11,215)
Net Amount Recognized at End of Year	$(46,733)	$(12,760)	$(21,823)	$(11,215)

Amounts Recognized in Regulatory Assets
Consist of:
Prior Service Costs (Credit)	$1,381	$1,620	$(723)	$(977)
Net Actuarial Loss	54,393	18,913	23,599	11,240
	$55,774	$20,533	$22,876	$10,263

Amounts Recognized in Accumulated Other
Comprehensive Loss Consist of:
Net Actuarial Loss	$9,212	$7,208	$-	$-

SJG - 47

Details of the activity within the Regulatory Asset and Accumulated Other Comprehensive Loss associated with Pension and Other Postretirement Benefits are as follows (in thousands):

			Accumulated Other
	Regulatory Assets		Comprehensive Loss (pre-tax)
		Other		Other
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits
Balance at December 31, 2006	$25,235	$11,856	$6,661	$-

Amounts Arising during the Period:
Net Actuarial (Gain) Loss	(3,495)	(1,287)	1,203	-
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(968)	(560)	(656)	-
Prior Service (Cost) Credit	(239)	254	-	-

Balance at December 31, 2007	$20,533	$10,263	$7,208	$-

Amounts Arising during the Period:
Net Actuarial Loss	36,171	13,036	2,678	-
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(691)	(677)	(674)	-
Prior Service (Cost) Credit	(239)	254	-	-

Balance at December 31, 2008	$55,774	$22,876	$9,212	$-

The projected benefit obligation (PBO) and accumulated benefit obligation (ABO) of our qualified employee pension plans were $100.2 million and $90.8 million, respectively, as of December 31, 2008, and $95.1 million and $85.7 million, respectively, as of December 31, 2007. The ABO of these plans exceeded the value of the plan assets as of December 31, 2008.  The value of these assets can be seen in the tables above. The PBO and ABO for our non-funded SERP, which had accumulated benefits in excess of plan assets, were $17.1 million and $16.7 million, respectively, as of December 31, 2008, and $14.2 million and $13.6 million, respectively, as of December 31, 2007. The SERP is reflected in the tables above and has no assets.

The weighted-average assumptions used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007

Discount Rate	6.24%	6.36%	6.24%	6.36%
Rate of Compensation Increase	3.60%	3.60%	-	-

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Discount Rate	6.36%	6.04%	5.84%	6.36%	6.04%	5.84%
Expected Long-Term Return on Plan Assets	8.50%	8.75%	8.75%	7.00%	7.25%	7.25%
Rate of Compensation Increase	3.60%	3.60%	3.60%	-	-	-

The discount rates used to determine the benefit obligations at December 31, 2008 and 2007, which are used to determine the net periodic benefit cost for the subsequent year, were based on a portfolio model of high-quality instruments with maturities that match the expected benefit payments under our pension and other postretirement benefit plans.

SJG - 48

The expected long-term return on plan assets was based on SJI’s current investment mix as described under Plan Assets below.

All obligations disclosed herein reflect the use of the RP 2000 mortality tables.

The assumed health care cost trend rates at December 31 were:

	2008	2007

Medical Care and Drug Cost Trend Rate Assumed for Next Year	9.0%	10.0%
Dental Care Cost Trend Rate Assumed for Next Year	6.33%	6.33%
Rate to which Cost Trend Rates are Assumed to Decline
(the Ultimate Trend Rate)	5.0%	5.0%
Year that the Rate Reaches the Ultimate Trend Rate	2012	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on the Total of Service and Interest Cost	$66	$(60)
Effect on Postretirement Benefit Obligation	1,105	(986)

Plan Assets - SJG’s weighted-average asset allocations at December 31, 2008 and 2007, by asset category are as follows:

			Other
	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007

Asset Category:
U.S. Equity Securities	47%	50%	39%	47%
International Equity Securities	12	15	12	15
Fixed Income	41	35	49	38

Total	100%	100%	100%	100%

Based on the investment objectives and risk tolerances stated in SJI’s current pension and other postretirement benefit plans’ investment policy and guidelines, the long-term asset mix target considered appropriate is within the range of 58% to 68% equity and 32% to 42% fixed-income investments. However, due to dramatic decline in the equity markets in the latter part of 2008, this allocation policy was suspended to prevent further transfer of fixed income assets into equities.  Upon indication that the equity markets are in recovery, this policy will be revisited. Historical performance results and future expectations suggest that equities will provide higher total investment returns than fixed-income securities over a long-term investment horizon.

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

SJG - 49

Future Benefit Payments - The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

		Other
	Pension Benefits	Postretirement Benefits

2009	$6,475	$3,694
2010	$6,592	$3,791
2011	$6,767	$3,671
2012	$6,983	$3,651
2013	$7,325	$3,617
2014 -2018	$42,460	$18,037

Contributions - We made a contribution of approximately $4.8 million to our employee pension plan in 2008.   While SJG has no obligation to make a contribution in 2009, we currently expect to make a contribution in order to improve the funded status of the plans and mitigate the expected increase in expense in 2009. Payments related to the unfunded SERP plan are expected to approximate $1.0 million in 2009. We also have a regulatory obligation to contribute approximately $3.6 million annually to our other postretirement benefit plans’ trusts, less costs incurred directly by us.

Defined Contribution Plan - We also offer an Employees’ Retirement Savings Plan (Savings Plan) to eligible employees. We match 50% of participants’ contributions up to 6% of base compensation. For employees who are not eligible for participation in SJI’s defined benefit plan, we match 50% of participants’ contributions up to 8% of base compensation. Employees not eligible for the pension plans also receive a year-end contribution of $500 if fewer than 10 years of service, or $1,000 if 10 or more years of service. The amount expensed and contributed for the matching provision of the Savings Plan approximated $0.7 million in each of the years 2008 and 2007, and 2006.

12.                 COMMITMENTS AND CONTINGENCIES:

Standby Letter Of Credit - SJG provided a $25.3 million letter of credit, under a separate credit facility from those it borrows under to provide liquidity support for the remarketing of variable-rate demand bonds issued through the NJEDA. The bonds were used to finance the expansion of SJG’s natural gas distribution system as discussed in Note 7.  This letter of credit expires in August 2009.

Gas Supply Related Contracts - In the normal course of conducting business, we have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest that any of these contracts expires is March 2009. However, discussions are taking place to extend the referenced agreement. The transportation and storage service agreements between us and our interstate pipeline suppliers were made under FERC approved tariffs. Our cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $4.0 million per month and is recovered on a current basis through the BGSS.

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

Collective Bargaining Agreements  - Unionized personnel represent 67% of our workforce at December 31, 2008. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (“IBEW”) and the International Association of Machinists and Aerospace Workers (“IAM”).  The Company and the IBEW have recently agreed to a new 4-year contract.  The IAM is asserting that the labor agreement, which the Company believes expired on January 14, 2009, is evergreen for one year from that expiration date.  The Company has filed a charge with the National Labor Relations Board for a determination on the matter and we await the Board’s decision.

SJG - 50

Environmental Remediation Costs - We incurred and recorded costs for environmental cleanup of 12 sites where we or our predecessors operated gas manufacturing plants. We stopped manufacturing gas in the 1950s.

We successfully entered into settlements with all of our historic comprehensive general liability carriers regarding the environmental remediation expenditures at our sites. Also, we have purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that we will be required to make at 11 of our sites. This policy will be in force until 2024 at 10 sites and until 2029 at one site. The future cost estimates discussed hereafter are not reduced by projected insurance recoveries from the Cleanup Cost Cap Insurance Policy. The policy is limited to an aggregate payment amount of $50.0 million, of which we have recovered $23.7 million through December 31, 2008.

Since the early 1980s, we accrued environmental remediation costs of $211.2 million, of which $148.1 million has been spent as of December 31, 2008. The following table details the amounts accrued and expended for environmental remediation at December 31 (in thousands):

	2008	2007

Beginning of Year	$73,880	$67,794
Accruals	14,622	18,666
Expenditures	(24,409)	(12,580)

End of Year	$64,093	$73,880

The balances are segregated between current and noncurrent on the balance sheets under the captions Current Liabilities and Regulatory and Other Noncurrent Liabilities.

Management estimates that undiscounted future costs to clean up our sites will range from $64.1 million to $235.1 million. We recorded the lower end of this range, $64.1 million, as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Six of our sites comprise the majority of these estimates, ranging from a low of $49.0 million to a high of $172.4 million. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of remedy selection, regulatory approval of selected remedy and remedial investigative findings.

The remediation efforts at our six most significant sites include the following:

Site 1 - A remedial action work plan has been approved by the New Jersey Department of Environmental Protection (NJDEP). Remaining steps to remediate include regulatory permitting and approval and remedy implementation for impacted soil, groundwater, and river sediments as well as acceptance of the selected remedy by affected property owners.

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

SJG - 51

Site 5 – Various remedial investigation and action activities are ongoing at this site.  An interim remedial measure has been implemented and a remedial action work plan has been prepared and submitted to the NJDEP for an off site interim remedial measure.  Remaining steps to implement the off site interim remedial measure include regulatory approval, remedial investigation of bay sediments, as well as acceptance of the selected remedy by affected property owners.  Remaining steps to remediate soil and groundwater include completing the remedial investigation of impacted soil and groundwater in preparation for selecting the appropriate action and implementation and gaining regulatory and property owner approval of the selected remedy.

Site 6 – Remedial investigative activities are ongoing at this site.  Remaining steps to remediate include completing the remedial investigation of impacted soil and groundwater in preparation for selecting the appropriate action and implementation and gaining regulatory and property owner approval of the selected remedy.

13.            FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category as of December 31, 2008 is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets -

Available-for-Sale Securities (A)	$4,841	$4,841	$-	$-
Derivatives – Energy Related Assets (B)	395	360	35	-
	$5,236	$5,201	$35	$-

Liabilities -

Derivatives – Energy Related Liabilities (B)	$29,365	$28,845	$520	$-
Derivatives – Other (C)	7,578	-	7,578	-
	$36,943	$28,845	$8,098	$-

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

SJG - 52

14.	AVAILABLE–FOR–SALE SECURITIES:

The Company's portfolio of investments consists of five highly diversified funds which are not used for working capital purposes. These funds are in an unrealized loss position as of December 31, 2008. Due to the nature of the underlying securities, these funds as a whole are susceptible to changes in the economy and have been adversely affected by the economic slowdown, particularly during the fourth quarter of 2008 when the Company's investments became impaired. The Company has evaluated the near-term prospects of the overall funds in relation to the severity and duration of the impairment. Based on that evaluation, the Company recorded an insignificant impairment loss during the fourth quarter of 2008. Due to the Company's ability and intent to hold the remaining funds for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these remaining investments to be other-than-temporarily impaired at December 31, 2008.

The following table shows the gross unrealized losses and fair value of the Company's Available-for-Sale Securities with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by length of time that the individual funds have been in a continuous unrealized loss position at December 31, 2008.

	Less than 12 Months		Greater Than 12 Months		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable Equity Securities	$3,609	$1,218	$0	$0	$3,609	$1,218

15.	QUARTERLY RESULTS OF OPERATIONS - UNAUDITED:

The summarized quarterly results of our operations are as follows (in thousands):

	2008 Quarter Ended				2007 Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Operating Revenues	$237,904	$93,571	$64,563	$172,008	$277,864	$95,996	$84,420	$172,267

Expenses:
Cost of Sales	162,917	60,263	41,201	119,022	205,544	63,848	62,223	121,419
Operation and Maintenance
Including Fixed Charges	28,257	26,134	25,408	28,737	26,667	23,890	24,071	29,052
Income Taxes (Benefit)	17,530	2,482	(1,306)	7,802	16,870	2,839	(1,278)	8,221
Energy and Other Taxes	4,357	1,711	1,356	3,203	4,624	1,872	1,307	3,026

Total Expenses	213,061	90,590	66,659	158,764	253,705	92,449	86,323	161,718

Other Income and Expense	170	457	242	(410)	100	356	157	1,060

Net Income (Loss) Applicable
to Common Stock	$25,013	$3,438	$(1,854)	$12,834	$24,259	$3,903	$(1,746)	$11,609

NOTE: Because of the seasonal nature of our business, statements for the 3-month periods are not indicative of the results for a full year.

SJG - 53

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SJG - 54

Item 14. Principal Accounting Fees and Services

 Fees Paid to Auditors

Deloitte & Touche LLP served as the auditors of SJG and its parent, SJI, during 2008. In accordance with its charter, the Audit Committee pre-approved all services provided by Deloitte & Touche LLP. Audit services performed consisted of the audits of the financial statements and the preparation of various reports based on those audits and services related to filings with the United States Securities and Exchange Commission and New York Stock Exchange.

Audit Fees

The aggregate fees billed for the audit of SJG’s financial statements by Deloitte & Touche LLP totaled $356,000 and $320,000 in fiscal years 2008 and 2007, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)         Listed below are all financial statements and schedules filed as part of this report:

1 - The financial statements and notes to financial statements together with the report thereon of Deloitte & Touche LLP, March 2, 2009. See Item 8.

            2  - Supplementary Financial Information

 Report of the Independent Registered Public Accounting Firm on financial statement schedule. See Item 8.

Schedule II - Valuation and Qualifying Accounts. See page 61.

All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

SJG - 55

(b)         List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).

Exhibit Number	Description	Reference
(3)(a)	Certificate of Incorporation of South Jersey Gas Company.	Incorporated by reference from Exhibit (3)(a) of Form 10-K filed March 7, 1997.
(3)(b)	Bylaws of South Jersey Gas Company, as amended and restated through April 18, 2008 (filed herewith).
(4)(a)	Form of Stock Certificate for Common Stock.	Incorporated by reference from Exhibit (4)(a) of Form 10 filed March 7, 1997.
(4)(b)(i)	First Mortgage Indenture dated October 1, 1947.	Incorporated by reference from Exhibit (4)(b)(i) of Form 10-K of SJI for 1987 (1-6364).
(4)(b)(ii)	Nineteenth Supplemental Indenture dated as of April 1, 1992.	Incorporated by reference from Exhibit (4)(b)(xvii) of Form 10-K of SJI for 1992 (1-6364).
(4)(b)(iii)	Twenty-First Supplemental Indenture dated as of March 1, 1997.	Incorporated by reference from Exhibit (4)(b)(xviv) of Form 10-K of SJI for 1997 (1-6364).
(4)(b)(iv)	Twenty-Second Supplemental Indenture dated as of October 1, 1998.	Incorporated by reference from Exhibit (4)(b)(ix) of Form S-3 (333-62019).
(4)(b)(v)	Twenty-Third Supplemental Indenture dated as of September 1, 2002.	Incorporated by reference from Exhibit (4)(b)(x) of Form S-3 (333-98411).
(4)(b)(vi)	Twenty-Fourth Supplemental Indenture dated as of September 1, 2005.	Incorporated by reference from Exhibit (4)(b)(vi) of Form S-3 (333-126822).
(4)(b)(vii)	Amendment to Twenty-Fourth Supplemental Indenture dated as of March 31, 2006.	Incorporated by reference from Exhibit 4 of Form 8-K as filed April 26, 2006.
(4)(b)(viii)	Loan Agreement by and between New Jersey Economic Development Authority as SJG dated April 1, 2006.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG as filed April 26, 2006.
(4)(c)(i)	Medium Term Note Indenture of Trust dated October 1, 1998.	Incorporated by reference from Exhibit (4)(e) of Form S-3 (333-62019).
(4)(c)(ii)	First Supplement to Indenture of Trust dated as of June 29, 2000.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated July, 12, 2001.
(4)(c)(iii)	Second Supplement to Indenture of Trust dated as of July 5, 2000.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated July, 12, 2001.
(4)(c)(iv)	Third Supplement to Indenture of Trust dated as of July 9, 2001.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated July, 12, 2001.

SJG - 56

Exhibit Number	Description	Reference
(10)(a)(i)	Gas storage agreement (GSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(d) of Form 10-K of SJI for 1993 (1-6364).
(10)(a)(ii)	Gas storage agreement (LG-A) between South Jersey Gas Company and Transco dated June 3, 1974.	Incorporated by reference from Exhibit (5)(f) of Form S-& (2-56233).
(10)(a)(iii)	Gas storage agreement (LSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(i) of Form 10-K for 1993 (1-6364).
(10)(a)(iv)	Gas storage agreement (SS-1) between South Jersey Gas Company and Transco dated May 10, 1987 (effective April 1, 1988).	Incorporated by reference from Exhibit (10)(i)(a) of Form 10-K for 1988 (1-6364).
(10)(b)(i)	Gas storage agreement (SS-2) between South Jersey Gas Company and Transco dated July 25, 1990.	Incorporated by reference from Exhibit (10)(i)(i) of Form 10-K for 1991 (1-6364).
(10)(b)(ii)	Amendment to gas transportation agreement dated December 20, 1991 between South Jersey Gas Company and Transco dated October 5, 1993.	Incorporated by reference from Exhibit (10)(i)(k) of Form 10-K for 1993 (1-6364).
(10)(b)(iii)	CNJEP Service agreement between South Jersey Gas Company and Transco dated June 27, 2005.	Incorporated by reference from Exhibit (10)(i)(l) of Form 10-K for 2005 (1-6364).
(10)(c)(i)	Gas transportation service agreement (FTS-1) between South Jersey Gas Company and Columbia Gulf Transmission Company dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(k) of Form 10-K for 1993 (1-6364).
(10)(c)(ii)	FTS Service Agreement No. 38099 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(n) of Form 10-K for 1993 (1-6364).
(10)(c)(iii)	NTS Service Agreement No. 39305 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(o) of Form 10-K for 1993 (1-6364).
(10)(c)(iv)	FSS Service Agreement No. 38130 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(p) of Form 10-K for 1993 (1-6364).
(10)(d)(i)	SST Service Agreement No. 38086 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(q) of Form 10-K for 1993 (1-6364).

SJG - 57

Exhibit Number	Description	Reference
(10)(h)(i)*

Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994.
Incorporated by reference from Exhibit (10)(l) of Form 10-K of SJI for 1994 (1-6364).
(10)(h)(ii)*	Schedule of Deferred Compensation Agreements.	Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K of SJI for 1997 (1-6364).
(10)(h)(iii)*	Supplemental Executive Retirement Program, as amended and restated effective July 1, 1997, and Form of Agreement between certain South Jersey Industries, Inc. or subsidiary Company officers.	Incorporated by reference from Exhibit (10)(l)(i) of Form 10-K of SJI for 1997 (1-6364).
(10)(h)(iv)*	Form of Officer Employment Agreement between certain officers and either South Jersey Industries, Inc. or its subsidiaries.	Incorporated by reference from Exhibit (10)(e)(iii) of Form 10-K of SJI for 2008 (1-6364).
(10)(h)(v)*	Schedule of Officer Employment Agreements.	Incorporated by reference from Exhibit (10)(e)(iv) of Form 10-K of SJI for 2008.
(10)(h)(vi)*	Officer Severance Benefit Program for all officers.	Incorporated by reference from Exhibit (10)(l)(g) of Form 10-K of SJI for 1985 (1-6364).
(10)(i)(i)	Five-year Revolving Credit Agreement for SJG.	Incorporated by reference from Exhibit 10 of Form 8-K as filed on August 8, 2006.
(10)(i)(ii)	Loan Agreement between Toronto Dominion (New York) LLC and SJG dated December 15, 2008 ( filed herewith).
(12)	Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).
(14)	Code of Ethics	Incorporated by reference from Exhibit (14) of Form 10-K of SJI as filed for 2007.
(21)	Subsidiaries of the Registrant (filed herewith).
(23)	Independent Registered Public Accounting Firm’s Consent (filed herewith).

SJG - 58

Exhibit Number	Description	Reference
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Constitutes a management contract or a compensatory plan or arrangement.

SJG - 59

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
                            Date: March 4, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Graham	Chairman of the Board, President & Chief Executive Officer	March 4, 2009
(Edward J. Graham)	(Principal Executive Officer)

/s/ David A. Kindlick	Senior Vice President & Chief Financial Officer	March 4, 2009
(David A. Kindlick)	(Principal Financial and Accounting Officer)

/s/ Richard H. Walker, Jr.	Senior Vice President, General Counsel & Secretary	March 4, 2009
(Richard H. Walker, Jr.)

/s/ Shirli M. Billings	Director	March 4, 2009
(Shirli M. Billings)

/s/ Thomas A. Bracken	Director	March 4, 2009
(Thomas A. Bracken)

/s/ Sheila Hartnett-Devlin	Director	March 4, 2009
(Sheila Hartnett-Devlin)

/s/ William J. Hughes	Director	March 4, 2009
(William J. Hughes)

/s/ Frederick R. Raring	Director	March 4, 2009
(Frederick R. Raring)

SJG - 60

SOUTH JERSEY GAS COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Col. A	Col. B	Col. C		Col. D	Col. E

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other Accounts -	Deductions -	End
Classification	of Period	Expenses	Describe (a)	Describe (b)	of Period

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2008	$3,265	$2,281	$279	$2,197	$3,628

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2007	$2,741	$2,672	$725	$2,873	$3,265

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2006	$3,461	$1,284	$(428)	$1,576	$2,741

(a) Recoveries of accounts previously written off and minor adjustments.

(b) Uncollectible accounts written off.

SJG - 61