Form 10-Q
period 2009-03-31
SOUTH JERSEY GAS CO/NEW
filed 2009-05-12
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

As of May 4, 2009 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements — See Pages 3 through 15

SJG - 2

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2009	2008

Operating Revenues	$243,113	$237,904

Operating Expenses:
Cost of Sales (Excluding depreciation)	165,977	162,917
Operations	17,360	15,125
Maintenance	2,156	1,852
Depreciation	6,633	6,305
Energy and Other Taxes	4,621	4,357

Total Operating Expenses	196,747	190,556

Operating Income	46,366	47,348

Other Income and Expense	324	170

Interest Charges	(4,097)	(4,975)

Income Before Income Taxes	42,593	42,543

Income Taxes	(17,615)	(17,530)

Net Income	$24,978	$25,013

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG - 3

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2009	2008

Net Income	$24,978	$25,013

Other Comprehensive (Loss) Income - Net of Tax:

Unrealized Loss on Available-for-Sale Securities	(170)	(238)
Unrealized Gain on Derivatives - Other	7	7

Other Comprehensive Loss - Net of Tax *	(163)	(231)

Comprehensive Income	$24,815	$24,782

* Determined using a combined statutory tax rate of 41.08%

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG - 4

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2009	2008

Net Cash Provided by Operating Activities	$51,274	$60,772

Cash Flows from Investing Activities:
Capital Expenditures	(15,676)	(11,414)
Investment in Long-Term Receivables	(2,044)	(1,166)
Proceeds from Long-Term Receivables	2,869	928
Purchase of Restricted Investments with Escrowed Loan Proceeds	-	(18)

Net Cash Used in Investing Activities	(14,851)	(11,670)

Cash Flows from Financing Activities:
Net Repayments of Lines of Credit	(32,975)	(46,540)
Principal Repayments of Long-Term Debt	(10)	-
Excess Tax Benefit from Restricted Stock Plan	-	236

Net Cash Used in Financing Activities	(32,985)	(46,304)

Net Increase in Cash and Cash Equivalents	3,438	2,798
Cash and Cash Equivalents at Beginning of Period	2,228	3,230

Cash and Cash Equivalents at End of Period	$5,666	$6,028

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG - 5

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31,	December 31,
	2009	2008
Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,184,032	$1,172,014
Accumulated Depreciation	(299,095)	(295,432)

Property, Plant and Equipment - Net	884,937	876,582

Investments:
Available-for-Sale Securities	4,515	4,841
Restricted Investments	132	132

Total Investments	4,647	4,973

Current Assets:
Cash and Cash Equivalents	5,666	2,228
Accounts Receivable	117,901	47,787
Accounts Receivable - Related Parties	1,417	624
Unbilled Revenues	31,145	48,225
Provision for Uncollectibles	(4,105)	(3,628)
Natural Gas in Storage, average cost	12,512	65,252
Materials and Supplies, average cost	11,999	11,247
Prepaid Taxes	-	11,860
Derivatives - Energy Related Assets	83	380
Other Prepayments and Current Assets	2,230	2,416

Total Current Assets	178,848	186,391

Regulatory and Other Noncurrent Assets:
Regulatory Assets	254,090	270,434
Unamortized Debt Issuance Costs	6,023	6,147
Long-Term Receivables	5,600	7,081
Derivatives - Energy Related Assets	40	15
Other	2,987	2,392

Total Regulatory and Other Noncurrent Assets	268,740	286,069

Total Assets	$1,337,172	$1,354,015

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG - 6

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	March 31,	December 31,
	2009	2008

Capitalization and Liabilities

Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	200,663	200,663
Accumulated Other Comprehensive Loss	(7,038)	(6,875)
Retained Earnings	224,580	202,103

Total Common Equity	424,053	401,739

Long-Term Debt	269,863	269,873

Total Capitalization	693,916	671,612

Current Liabilities:
Notes Payable	81,575	114,550
Current Portion of Long-Term Debt	25,000	25,000
Accounts Payable - Commodity	9,696	36,587
Accounts Payable - Other	14,475	12,051
Accounts Payable - Related Parties	17,215	16,744
Derivatives - Energy Related Liabilities	28,965	26,698
Deferred Income Taxes - Net	12,139	12,475
Customer Deposits and Credit Balances	14,769	14,219
Environmental Remediation Costs	8,766	13,117
Taxes Accrued	16,865	2,291
Pension Benefits	991	991
Interest Accrued	4,706	6,244
Dividends Declared	2,501	-
Other Current Liabilities	5,818	6,449

Total Current Liabilities	243,481	287,416

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	52,481	50,447
Deferred Income Taxes - Net	191,198	187,050
Environmental Remediation Costs	49,320	50,976
Asset Retirement Obligations	22,453	22,299
Pension and Other Postretirement Benefits	69,454	67,566
Investment Tax Credits	1,753	1,832
Derivatives - Energy Related Liabilities	2,691	2,667
Derivatives - Other	5,967	7,578
Other	4,458	4,572

Total Regulatory and Other Noncurrent Liabilities	399,775	394,987

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,337,172	$1,354,015

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG - 7

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE ENTITY - South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of South Jersey Gas Company (SJG), a regulated natural gas utility. SJG distributes natural gas in the seven southern most counties of New Jersey. In our opinion, the condensed financial statements reflect all normal and recurring adjustments needed to fairly present our financial position and operating results at the dates and for the periods presented. SJG’s business is subject to seasonal fluctuations and accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. As permitted by the rules and regulations of the Securities and Exchange Commission, the accompanying condensed financial statements contain certain condensed financial information and exclude certain note disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These condensed financial statements should be read in conjunction with SJG’s 2008 Form 10-K for a more complete discussion of our accounting policies and certain other information.

REVENUE BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both revenues and cost of sales and totaled $4.1 million and $3.8 million for the three months ended March 31, 2009 and 2008, respectively.

CAPITALIZED INTEREST - SJG capitalizes interest on construction at the rate of return on rate base utilized by the New Jersey Board of Public Utilities (BPU) to set rates in our last base rate proceeding   See Note 2 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2008.  Capitalized interest is included in Utility Plant on the condensed balance sheets. Interest Charges are presented net of capitalized interest on the condensed statements of income. SJG capitalized interest of $0.1 million for both of the three month periods ended March 31, 2009 and 2008.

DERIVATIVE INSTRUMENTS — SJG is involved in buying, selling, transporting and storing natural gas and is subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company, through its affiliate South Jersey Resources Group (SJRG), uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of March 31, 2009, SJG had outstanding derivative contracts intended to limit the exposure to market risk on 13.7 MMdts of expected future purchases of natural gas. These contracts, which do not qualify for the normal purchase and sale exemption and have not been designated as hedging instruments under FAS 133, are measured at fair value and recorded in Derivatives —Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed balance sheets. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed balance sheets. As of March 31, 2009 and December 31, 2008, SJG had $31.5 million and $29.0 million of unrealized losses, respectively, included in its BGSS related to open financial contracts.

The Company has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives, which have not been designated as hedging instruments under FAS 133, are measured at fair value and recorded in Derivatives-Other on the condensed balance sheets. The fair value represents the amount SJG would have to pay the counterparty to terminate these contracts as of those dates. There have been no significant changes to the Company’s active interest rate swaps since December 31, 2008 which are described in Note 1 to the Financial Statements in Item 8 of SJG’s Annual Report on Form 10-K as of December 31, 2008. Management believes that, subject to BPU approval, the market value upon termination of these interest rate derivatives can be recovered in rates and therefore these unrealized losses have been included in Regulatory Assets on the condensed balance sheets in accordance with FAS 71 “Accounting for the Effects of Certain Types of Regulation.”

SJG - 8

The fair values of all derivative instruments, as reflected in the condensed balance sheets as of March 31, 2009 and December 31, 2008, are as follows (in thousands):

	Fair Values of Derivative Instruments

	Asset Derivatives

	March 31, 2009		December 31, 2008

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives not designated as hedging instruments under Statement 133

Energy related commodity contracts	Derivatives - Energy Related Assets-Current	$83	Derivatives - Energy Related Assets-Current	$380

	Noncurrent	40	Noncurrent	15

Total asset derivatives		$123		$395

	Liability Derivatives

	March 31, 2009		December 31, 2008

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives not designated as hedging instruments under Statement 133

Energy related commodity contracts	Derivatives - Energy Related Liabilities-Current	$28,965	Derivatives - Energy Related Liabilities-Current	$26,698

	Noncurrent	2,691	Noncurrent	2,667

Interest rate contracts	Derivatives - Other	5,967	Derivatives - Other	7,578

Total liability derivatives		$37,623		$36,943

There is no effect from SJG’s derivative instruments on the condensed statements of income for the three months ended March 31, 2009 and 2008.  As noted previously, the costs or benefits of gas contracts are recoverable through SJG’s BGSS clause and management believes that, subject to BPU approval, the fair value upon termination of the interest rate derivatives can be recovered in rates.

STOCK-BASED COMPENSATION PLANS - The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at March 31, 2009, and the assumptions used to estimate the fair value of the awards:

Grant	Shares	Fair Value	Expected	Risk-Free
Date	Outstanding	Per Share	Volatility	Interest Rate

Jan. 2007	9,045	$29.210	18.5%	4.9%
Jan. 2008	9,238	$34.030	21.7%	2.9%
Jan. 2009	8,318	$39.350	28.6%	1.2%

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

The cost of restricted stock awards during the three months ended March 31, 2009 and 2008 approximated $74,200 and $64,600, respectively.

As of March 31, 2009, there was $0.5 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.2 years.

SJG - 9

The following table summarizes information regarding restricted stock award activity during the three months ended March 31, 2009, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2009	18,283	$31.645

Granted	8,318	39.350

Nonvested Shares Outstanding, March 31, 2009	26,601	$34.055

During the three months ended March 31, 2009, SJG awarded 13,640 shares that had vested at December 31, 2008, to its officers at a market value of $0.5 million. During the three months ended March 31, 2008, SJG awarded 12,299 shares at a market value of $0.4 million. SJG has a policy of making cash payments to SJI to satisfy its obligations under this plan. Cash payments to SJI during the three months ended March 31, 2009 and 2008 were approximately $0.2 million and $0.6 million, respectively, relating to stock awards and include obligations for services previously rendered by officers that are currently employed by affiliates as a result of a January 1, 2006 corporate restructuring by SJI. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

NEW ACCOUNTING PRONOUNCEMENTS - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements (FAS 157),” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” to provide clarification of the application of Statement 157 in a market that is not active and to provide an example to illustrate key considerations in determining the fair value of a financial asset in such a non-active market. This statement was effective in fiscal years beginning after November 15, 2007. However for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, FAS 157 is effective in fiscal years beginning after November 15, 2008.  The adoption of this statement did not have a material effect on SJG’s condensed financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133” (FAS 161).  This statement requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  FAS 161 is effective for fiscal years beginning after November 15, 2008.   The adoption of this statement did not have a material effect on SJG’s condensed financial statements.  See disclosures in Note 1.

In December 2008, the FASB issued FASB Staff Position (FSP) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends Statement 132(R) to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The provisions of this FSP are effective for reporting periods ending after December 15, 2009. Management is currently evaluating the impact that the adoption of this position will have on the SJG’s financial statements.

In December 2008, the Emerging Issue Task Force issued EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement.”  The Task Force reached a consensus that an issuer of a liability with a third-party credit enhancement that is inseparable from the liability must treat the liability and the credit enhancement as two units of accounting. Under the consensus, the fair value measurement of the liability does not include the effect of the third-party credit enhancement; therefore, changes in the issuer’s credit standing without the support of the credit enhancement affect the fair value measurement of the issuer’s liability. Entities will need to disclose the existence of any third-party credit enhancements related to their liabilities that are within the scope of this Issue (i.e., that are measured at fair value). The consensus is effective in the first reporting period beginning on or after December 15, 2008. The adoption of this consensus did not have a material effect on SJG’s financial statements.

SJG - 10

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1— “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. Management is currently evaluating the impact that the adoption of this FSP will have on the SJG’s condensed financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2— “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. Management is currently evaluating the impact that the adoption of this FSP will have on the SJG’s condensed financial statements.

In April 2009, the FASB issued FSP FAS 157-4— “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Management is currently evaluating the impact that the adoption of this FSP will have on SJG’s condensed financial statements.

2.              RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the BPU.    In January 2009 SJG filed a petition with the BPU for approval of an accelerated infrastructure investment program and an associated rate tracker, which would allow the Company to accelerate $103.0 million of capital spending into 2009 and 2010.  The petition requested the Company earn a return of, and return on, investment at the time the investment is made. The petition was approved by the BPU in April 2009. SJG also agreed to file a full base rate case with the NJBPU no later than April 2011 as part of the infrastructure program. Also in January 2009, SJG filed a petition requesting approval of an energy efficiency program to invest $17.0 million over 2 years in energy efficiency programs for residential, commercial and industrial customers. There have been no other significant regulatory actions or changes to SJG’s rate structure since December 31, 2008. See Note 2 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2008.

3.            REGULATORY ASSETS AND LIABILITIES:

There have been no significant changes to the nature of SJG’s regulatory assets and liabilities since December 31, 2008, which are described in Notes 2 and 3 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2008.

Regulatory Assets consisted of the following items (in thousands):

	March 31,	December 31,
	2009	2008
Environmental Remediation Costs: Expended - Net	$47,756	$48,143
Liability for Future Expenditures	58,086	64,093
Income Taxes - Flowthrough Depreciation	2,485	2,729
Deferred Asset Retirement Obligation Costs	22,033	21,901
Deferred Pension and Other Postretirement Benefit Costs	80,067	80,162
Deferred Gas Costs - Net	17,202	18,406
Conservation Incentive Program Receivable	16,287	22,048
Societal Benefit Costs Receivable	622	1,753
Premium for Early Retirement of Debt	1,167	1,208
Other Regulatory Assets	8,385	9,991

Total Regulatory Assets	$254,090	$270,434

SJG - 11

Regulatory Liabilities consisted of the following items (in thousands):

	March 31,	December 31,
	2009	2008
Excess Plant Removal Costs	$48,854	$48,820
Other Regulatory Liabilities	3,627	1,627

Total Regulatory Liabilities	$52,481	$50,447

4.	RELATED PARTY TRANSACTIONS:

There have been no significant changes in the nature of SJG’s related party transactions since December 31, 2008. See Note 4 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2008 for a detailed description of such transactions.

A summary of related party transactions, excluding pass-through items, included in Operating Revenues were as follows for the three month periods ended March 31, (in thousands):

	2009	2008
Operating Revenues/Affiliates:
SJRG	$2,892	$1,407
Other	146	127
Total Operating Revenues/Affiliates	$3,038	$1,534

 Related party transactions, excluding pass-through items, included in Operating Expenses were as follows for the three month periods ended March 31, (in thousands):

	2009	2008
Costs of Sales/Affiliates (Excluding depreciation):
SJRG	$26,726	$12,193

Derivative Gains (See Note 1):
SJRG	$16,910	$403

Operations Expense/Affiliates:
SJI	$1,772	$1,646
SJIS	1,283	1,048
Millennium	713	713
Other	(74)	(158)
Total Operations Expense/Affiliates	$3,694	$3,249

5.            FINANCIAL INSTRUMENTS:

Restricted Investments - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of both March 31, 2009 and December 31, 2008, the escrowed proceeds, including interest earned, totaled $0.1 million.

Long-Term Receivables – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $10.7 million and $10.1 million as of March 31, 2009 and December 31, 2008, respectively.  The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the balance sheet.  The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amounts of $1.4 million and $1.2 million as of March 31, 2009 and December 31, 2008, respectively.  The annual amortization to interest is not material to SJG’s financial statements.

Other Financial Instruments - The carrying amounts of our other financial instruments approximate their fair values at March 31, 2009 and December 31, 2008.

SJG - 12

6.           UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of March 31, 2009 were as follows:

	Total Facility	Usage	Available Liquidity	Expiration Date

Revolving Credit Facility	$100,000	$50,000	$50,000	August 2011
Line of Credit	40,000	—	40,000	December 2009
Line of Credit	10,000	10,000	—	August 2009
Uncommitted Bank Lines	53,000	21,575	31,425	Various

Total	$203,000	$81,575	$121,425

All committed facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis.  SJG was in compliance with these covenants as of March 31, 2009.  Borrowings under these credit facilities are at market rates.  The weighted average borrowing cost, which changes daily, was 1.11% and 3.30% at March 31, 2009 and 2008, respectively.

7.           RETAINED EARNINGS:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $424.1 million at March 31, 2009.

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of March 31, 2009, these loan restrictions did not affect the amount that may be distributed from SJG’s retained earnings.

8.            PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three months ended  March 31, 2009 and 2008, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008

Service Cost	$692	$556	$210	$201
Interest Cost	1,707	1,322	599	558
Expected Return on Plan Assets	(1,508)	(1,669)	(304)	(408)
Amortizations:
Prior Service Cost (Credits)	55	48	(69)	(65)
Actuarial Loss	1,079	265	356	140
Net Periodic Benefit Cost	2,025	522	792	426
Capitalized Benefit Costs	(992)	(256)	(388)	(209)
Total Net Periodic Benefit Expense	$1,033	$266	$404	$217

Capitalized benefit costs reflected in the table above relate to our construction program.

During February 2008, SJG contributed $4.8 million to its pension plans.     No contribution was made during the three months ended March 31, 2009.  However, SJG expects to make a contribution during the 2nd quarter in order to improve the funded status of the plans and partially offset the increase in expense in 2009 caused by the amortization of unprecedented losses realized on plan assets during 2008.

See Note 11 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2008, for additional information related to SJG’s pension and other postretirement benefits.

SJG - 13

9.           COMMITMENTS AND CONTINGENCIES:

STANDBY LETTER OF CREDIT -    SJG provided a $25.3 million letter of credit, under a separate credit facility from those it borrows under to provide liquidity support for the remarketing of variable-rate demand bonds issued through the NJEDA. The bonds were used to finance the expansion of SJG’s natural gas distribution system.  This letter of credit expires in August 2009.

ENVIRONMENTAL REMEDIATION COSTS - SJG incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. There have been no changes to the status of SJG’s environmental remediation efforts since December 31, 2008,  as described in Note 12 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2008. However, the lower end of the range of expected remediation costs, which is recorded as a liability on the condensed balance sheet, has decreased $6.0 million since December 31, 2008.  This decrease is the result of expenditures of $3.3 million during the first three months of 2009 and revised forecasts of expected remediation costs for all of  SJG’s sites as additional information has become available.

GAS SUPPLY RELATED CONTRACTS - In the normal course of conducting business, we have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. The transportation and storage service agreements between us and our interstate pipeline suppliers were made under FERC approved tariffs. Our cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $4.3 million per month and is recovered on a current basis through the BGSS.

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

COLLECTIVE BARGAINING AGREEMENTS - Unionized personnel represent 67% of our workforce at March 31, 2009. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (“IBEW”) and the International Association of Machinists and Aerospace Workers (“IAM”).  The Company and the IBEW have recently agreed to a new 4-year contract.  The IAM is asserting that the labor agreement, which the Company believes expired on January 14, 2009, is evergreen for one year from that expiration date.  The Company has filed a charge with the National Labor Relations Board for a determination on the matter.

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

SJG - 14

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category as of March 31, 2009 is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets -

Available-for-Sale Securities (A)	$4,515	$4,515	$-	$-
Derivatives – Energy Related Assets (B)	123	101	22	-
	$4,638	$4,616	$22	$-

Liabilities -

Derivatives – Energy Related Liabilities (B)	$31,656	$31,631	$25	$-
Derivatives – Other (C)	5,967	-	5,967	-
	$37,623	$31,631	$5,992	$-

(A)           Available-for-Sale Securities are valued using the quoted principal market close prices that are provided by the trustees of these securities.

 (B) Derivatives – Energy Related Assets and Liabilities are traded in both exchange-based and non-exchange-based markets. Exchange-based contracts are valued using unadjusted quoted market sources in active markets and are categorized in Level 1 in the fair value hierarchy. Certain non-exchange-based contracts are valued using indicative price quotations available through brokers or over-the-counter, on-line exchanges and are categorized in Level 2. These price quotations reflect the average of the bid-ask mid-point prices and are obtained from sources that management believes provide the most liquid market. For non-exchange-based derivatives that trade in less liquid markets with limited pricing information, model inputs generally would include both observable and unobservable inputs. In instances where observable data is unavailable, management considers the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks such as liquidity, volatility and contract duration. Such instruments are categorized in Level 3 as the model inputs generally are not observable. Management reviews and corroborates the price quotations to ensure the prices are observable which includes consideration of actual transaction volumes, market delivery points, bid-ask spreads and contract duration.

(C) Derivatives – Other are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model.  Market inputs can generally be verified and model selection does not involve significant management judgment.

11.	AVAILABLE–FOR–SALE SECURITIES:

SJG's portfolio of investments consists of five highly diversified funds which are not used for working capital purposes. These funds are in an unrealized loss position as of March 31, 2009. Due to the nature of the underlying securities, these funds as a whole are susceptible to changes in the economy and have been adversely affected by the economic slowdown, particularly during the fourth quarter of 2008 when SJG’s investments became impaired. SJG has evaluated the near-term prospects of the overall funds in relation to the severity and duration of the impairment. Based on that evaluation, SJG recorded an insignificant impairment loss during the fourth quarter of 2008. Due to the SJG’s ability and intent to hold the remaining funds for a reasonable period of time sufficient for a forecasted recovery of fair value, SJG does not consider these remaining investments to be other-than-temporarily impaired at March 31, 2009.

The following table shows the gross unrealized losses and fair value of the SJG's Available-for-Sale Securities with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by length of time that the individual funds have been in a continuous unrealized loss position at March  31, 2009.

	Less than 12 Months		Greater Than 12 Months		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable Equity Securities	$2,054	$632	$1,284	$875	$3,338	$1,507

SJG - 15

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Unaudited)

OVERVIEW:

Organization - SJG is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers to their customers. SJG served 341,896 customers at March 31, 2009 compared with 337,455 customers at March 31, 2008.

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

A discussion of these and other risks and uncertainties may be found in SJG’s Form 10-K for the year ended December 31, 2008 and in other filings made by us with the Securities and Exchange Commission. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Quarterly Report on Form 10-Q, or in any document incorporated by reference, at the date of such document. While SJG believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJG undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies - Estimates and Assumptions - Management must make estimates and assumptions that affect the amounts reported in the condensed financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our condensed financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement benefit costs, and revenue recognition. A discussion of these estimates and assumptions may be found in SJG’s Form 10-K for the year ended December 31, 2008.

New Accounting Pronouncements - See detailed discussions concerning New Accounting Pronouncements and their impact in Note 1 to the condensed financial statements.

Regulatory Actions – Other than the changes discussed in Note 2 to the condensed financial statements, there have been no significant regulatory actions since December 31, 2008. See detailed discussions concerning Regulatory Actions in Note 2 to the Financial Statements in item 8 of SJG’s Form 10-K for the year ended December 31, 2008.

Environmental Remediation – Other than the changes discussed in Note 9 to the condensed financial statements, there have been no significant changes to the status of SJG’s environmental remediation efforts since December 31, 2008. See detailed discussion concerning Environmental Remediation in Note 12 to the Financial Statements in item 8 of SJG’s Form 10-K for the year ended December 31, 2008.

SJG - 16

Competition - See detailed discussion concerning competition in SJG’s Form 10-K for the year ended December 31, 2008.

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier.  Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility.   The number of customers purchasing their natural gas from marketers was 28,054 and 29,358 at March 31, 2009 and 2008, respectively.

RESULTS OF OPERATIONS:
 The following table summarizes the composition of selected gas utility data for the three months ended  March 31 (in thousands, except for degree day data):

	Three Months Ended
	March 31,
	2009	2008
Throughput – dth:
Firm Sales -
Residential	11,517	10,183
Commercial	2,877	2,584
Industrial	149	75
Cogeneration & Electric Generation	14	16
Firm Transportation -
Residential	1,007	952
Commercial	2,571	2,460
Industrial	3,052	3,280
Cogeneration & Electric Generation	433	352

Total Firm Throughput	21,620	19,902

Interruptible Sales	2	9
Interruptible Transportation	636	912
Off-System	2,694	4,239
Capacity Release	8,499	11,230

Total Throughput	33,451	36,292

	Three Months Ended
	March 31,
	2009	2008
Utility Operating Revenues:
Firm Sales -
Residential	$168,638	$143,468
Commercial	36,526	31,186
Industrial	1,811	3,555
Cogeneration & Electric Generation	273	327
Firm Transportation -
Residential	4,695	4,469
Commercial	7,914	7,653
Industrial	3,587	3,192
Cogeneration & Electric Generation	459	322

Total Firm Revenues	223,903	194,172

Interruptible Sales	40	125
Interruptible Transportation	557	596
Off-System	16,902	39,990
Capacity Release	1,440	2,800
Other	271	221

Total Utility Operating Revenues	243,113	237,904

SJG - 17

Less:
Cost of Sales	$165,977	$162,917
Conservation Recoveries*	3,265	3,065
RAC Recoveries*	1,209	695
Revenue Taxes	4,071	3,790
Utility Margin	$68,591	$67,437

Margin:
Residential	$45,590	$40,982
Commercial and Industrial	15,429	14,318
Cogeneration and Electric Generation	340	289
Interruptible	46	65
Off-system & Capacity Release	702	1,081
Other Revenues	270	220
Margin Before Weather Normalization & Decoupling	62,377	56,955
CIP Mechanism	6,214	10,482
Utility Margin	$68,591	$67,437

Degree Days:	2,518	2,264

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.

Throughput - Total gas throughput decreased 2.8 MMdts, or 7.8%, for the three months ended March 31, 2009, compared with the same period in 2008. Off-System sales (OSS) and capacity release volume decreased substantially as SJG’s portfolio of assets available for such activities has been reduced under the Conservation Incentive Program, as discussed under “Rates and Regulation” in Item 7 of SJG’s Form 10-K for the year ended December 31, 2008.  First quarter firm throughput increased in both the residential and commercial markets as a result of 11.2% colder weather, as reflected by the degree day data in the table above, and the addition of 4,441 customers during the 12-month period ended March 31, 2009.

Conservation Incentive Program (CIP) - The effects of the CIP on our net income and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended March 31,
	2009	2008
Net Income Benefit:
CIP – Weather Related	$(0.6)	$1.6
CIP – Usage Related	4.3	4.6
Total Net Income Benefit	$3.7	$6.2

Weather Compared to 20-Year Average	3.7% colder	6.8% warmer
Weather Compared to Prior Year	11.2% colder	6.4% warmer

Operating Revenues -  Revenues increased $5.2 million, or 2.2%, during the three months ended March 31, 2009 compared to the same period in the prior year.  Firm sales revenue increased $29.7 million, or 15.3%.  This increase was driven by several factors including 11.2% colder weather, the addition of 4,441 customers over the last twelve months, and a higher Basic Gas Supply Service  (BGSS) rate.  During the first quarter of 2009, the BGSS rate was 11.1% higher than the rate in effect during the same time last year.  This increase was necessary to fully recover higher gas costs incurred through most of 2008.  However, as the Company does not profit from the sale of the commodity, the BGSS rate increase did not have an impact on Company profitability.  Partially offsetting the increase in firm sales was a substantial decrease in off-system sales (OSS) and capacity release revenue, which decreased by $23.1 million and $1.4 million, respectively.  These decreases were primarily related to a reduction of SJG’s portfolio of assets available for such activities under the provisions of the CIP, as noted above under “Throughput.”  Further, for those OSS transacted during the first quarter of 2009, the average cost per unit sold had dropped considerably, thus resulting in an additional decline in revenues during the period.

SJG - 18

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

Total margin increased $1.2 million, or 1.7%, for the three months ended March 31, 2009 compared with the same period in 2008 due to customer additions, as noted above.   Partially offsetting these increases were lower margins from OSS and capacity release resulting from decreased volumes as discussed above under “Throughput” and “Operating Revenues”.      The CIP protected $6.2 million of pre-tax margin in the first three months of 2009 that would have been lost due to lower customer usage, compared to $10.5 million in the same period last year.  Of these amounts, $(1.1) million and $2.7 million were related to weather variations and $7.3 million and $7.8 million were related to other customer usage variations in 2009 and 2008, respectively.

Operating Expenses - A summary of changes in operating expenses (in thousands):

Three Months Ended March 31,
2009 vs. 2008

Operations	$2,235
Maintenance	304
Depreciation	328
Energy and Other Taxes	264

Operations – Operations expense increased $2.2 million for the three months ended March 31, 2009, as compared with the same period in 2008.  The increase is primarily comprised of the following factors.

First, the cost of providing pension and other postretirement benefit plans increased by $1.0 million as a result of significant losses in the assets of those plans during 2008. Additional information regarding these benefit plans can be found in Note 8 of the Notes to the Financial Statements.  Second, our spending under the New Jersey Clean Energy Programs (NJCEP) increased $0.2 million compared to the same period last year.  Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period. The BPU-approved NJCEP allows for full recovery of costs, including carrying costs when applicable.  As a result, the increase in expense had no impact on our net income.  Third, corporate support, governance and compliance costs, primarily attributable to our parent, SJI, also rose $0.4 million during the quarter..  Fourth, expenses associated with the reserve for uncollectible customer accounts increased  $0.3 million compared with the same period last year.  Such changes are the result of normal fluctuations in levels of customer account receivable balances, which were higher at March 31, 2009 than one year ago due to colder weather, more customers and a higher BGSS rate in effect, as discussed previously under “Operating Revenues.”

Maintenance - Maintenance expense increased during the three months ended March 31, 2009, compared with the same period in 2008, primarily due to higher levels of Remediation Adjustment Clause (RAC) amortization.  RAC-related expenses do not affect earnings as we recognize an offsetting amount in revenues.

Depreciation - Depreciation expense increased during the three months ended March 31, 2009, as compared with the same period in 2008, due mainly to SJG’s continuing investment in utility plant.

Energy and Other Taxes - Energy and Other Taxes increased during the three months ended March 31, 2009, compared with the same period in 2008, primarily due to higher energy-related taxes. Higher taxable firm throughput in 2009 resulted from colder weather and more customers, as previously discussed.

Other Income and Expense -  Other income and expense increased during the three months ended March 31, 2009, compared to the same period in 2008, due to commissions and higher imputed interest income from customer acquisition loans outstanding in 2009.

Interest Charges – Interest Charges decreased by $0.9 million for the three months ended March 31, 2009, compared with the same periods in 2008.   The decreases were the result of lower average short-term interest rates, partially offset by higher debt levels during the quarter.

SJG - 19

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

Cash Flows from Operating Activities -    Liquidity needs are first met with net cash provided by operating activities.  Net cash provided by operating activities totaled $51.3 million and $60.8 million in the first quarter of 2009 and 2008, respectively.  Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversation efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Net cash provided by operating activities in the first quarter of 2009 declined in comparison to the same period in 2008, as amounts billed to customers for gas service require a longer collection period relative to the Company’s requirement to pay for the associated commodity.  Therefore, the combination of colder weather and more customers during the first quarter of 2009 has resulted in higher customer accounts receivables at March 31, 2009 versus March 31, 2008.  This increase in Accounts Receivable is expected to improve cash flows during the second quarter upon collection.  There were several factors providing for increased cash flows during the period compared with last year which mitigated the impact of the negative collection lag noted above.  The first quarter of 2008 was impacted by a $4.8 million pension contribution that was not duplicated in the first quarter of 2009.  The Company incurred lower environmental remediation costs in 2009 compared to 2008.  SJG also ends each calendar year in a prepaid tax position due to mandatory prepayment requirements on all state taxes.  Such prepayments are credited against amounts otherwise due during the first quarter of the subsequent year; improving first quarter liquidity.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital purchases was $15.7 million and $11.4 million during the first  three months of 2009 and 2008, respectively.  We estimate the net cash outflows for construction projects for fiscal years 2009, 2010 and 2011 to be approximately $129.8 million, $89.2 million and $57.1 million, respectively.

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

Credit facilities and available liquidity as of March 31, 2009 were as follows:

	Total Facility	Usage	Available Liquidity	Expiration Date

Revolving Credit Facility	$100,000	$50,000	$50,000	August 2011
Line of Credit	40,000	—	40,000	December 2009
Line of Credit	10,000	10,000	—	August 2009
Uncommitted Bank Line	53,000	21,575	31,425	Various

Total	$203,000	$81,575	$121,425

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

SJG - 20

SJG’s capital structure was as follows:

	As of March 31, 2009	As of December 31, 2008

Common Equity	53.0%	49.5%
Long-Term Debt	36.8	36.4
Short-Term Debt	10.2	14.1

Total	100.0%	100.0%

SJG’s long-term, senior secured debt is rated “A” and “A3” by Standard & Poor’s and Moody’s Investor Services, respectively. These ratings had not changed in the past five years until February 2009 when Moody’s Investor Service raised SJG’s senior secured rating to “A3” from “Baal”, with a positive outlook.

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $424.1 million at March 31, 2009.

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Net cash outflows for capital expenditures and remediation projects for the three months ended March 31, 2009 amounted to $15.7 million and $0.9 million, respectively. Management estimates net cash outflows for construction projects for 2009, 2010 and 2011, to be approximately $129.8 million, $89.2 million and $57.1 million, respectively.  Total cash outflows for remediation projects are expected to be $6.4 million, $16.6 million and $10.1 million for 2009, 2010, and 2011, respectively.  As discussed in Notes 2 and 12 to the Financial Statements in Item 8 of SJG’s 10-K as of December 31, 2008, environmental remediation costs are subject to recovery from insurance carriers and ratepayers.

SJG provided a $25.3 million letter of credit, outside of the revolving credit facility, to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG's natural gas distribution system.  This letter of credit expires in August 2009.

SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of March 31, 2009, average $44.3 million annually and total $145.6 million over the contracts’ lives. Approximately 45% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

Contractual Cash Obligations – Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2008.  There have been no significant changes to SJG’s contractual cash obligations in 2009.

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

Ratio of Earnings to Fixed Charges - Our ratio of earnings to fixed charges for each of the periods indicated is as follows:

Twelve Months Ended Mar. 31,	Year Ended December 31,

2009	2008	2007	2006	2005	2004

4.6x	4.3x	4.1x	3.8x	4.0x	3.9x

SJG - 21

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

We transact commodities on a physical basis and typically do not enter into financial derivative positions directly. South Jersey Resources Group, LLC (SJRG), an affiliate by common ownership, manages our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. It is management’s policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. The majority of our contracts are typically less than 12-months long. The fair value and maturity of all these energy trading and hedging contracts determined using mark-to-market accounting as of  March 31, 2009 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total

Prices Actively Quoted (NYMEX)	$61	$40	$101

Prices Provided by Other External Sources (Basis)	22	0	22

Total	$83	$40	$123

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total

Prices Actively Quoted (NYMEX)	$28,940	$2,691	$31,631

Prices Provided by Other External Sources (Basis)	25	0	25

Total	$28,965	$2,691	$31,656

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location.  Contracted volumes of our NYMEX contracts are 13.7 MMDth with a weighted-average settlement price of $6.96 per dth.  Contracted volumes of our Basis contracts are 1.6 MMDth with a weighted average settlement price of $0.30 per dth.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2009	$(28,970)
Contracts Settled During the Three Months ended March 31, 2009, Net	15,382
Other Changes in Fair Value from Continuing and New Contracts, Net	(17,945)
Net Derivatives — Energy Related Liability, March 31, 2009	$(31,533)

SJG - 22

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at March 31, 2009, was $81.6 million and averaged $100.1 million during the first three months of 2009. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $0.6 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2009 –9 b.p. increase (year-to-date); 2008 - 317 b.p. decrease; 2007 - 36 b.p. decrease; 2006 - 72 b.p. increase; and 2005 - 191 b.p. increase.  As of March 31, 2009, our average borrowing cost, which changes daily, was 1.12%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of March 31, 2009, the interest costs on all of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative.  Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.  However, due to general market conditions during 2008, the demand for auction-rate securities was disrupted resulting in increased interest rate volatility for tax-exempt auction-rate debt.  As a result, the $25.0 million of tax-exempt auction-rate debt issued by the Company (and repurchased in June 2008) was exposed to changes in interest rates that were not completely mitigated by the related interest rate derivatives.  The auction-rate debt was converted to another form of variable-rate debt and resold in the public market in August 2008.  The original interest rate derivatives remain in place and are expected to substantially offset changes in interest rates on the security.

As of March 31, 2009, SJG’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type
$12,500,000	3.430%	12/01/2006	02/01/2036	Tax-exempt
$12,500,000	3.430%	12/01/2006	02/01/2036	Tax-exempt

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009. Based on that evaluation, SJG’s chief executive officer and chief financial officer concluded   that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended   March 31, 2009 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 21.

SJG - 23

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed in Part I, Item 1A of SJG’s Annual Report on Form 10-K for the year ended December 31, 2008:

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

SOUTH JERSEY GAS COMPANY
(Registrant)

Dated: May 12, 2009	By: /s/ Edward J. Graham
Edward J. Graham
President & Chief Executive Officer

Dated: May 12, 2009	By: /s/ David A. Kindlick
David A. Kindlick
Senior Vice President & Chief Financial Officer

SJG - 24