Form 10-Q
period 2009-06-30
SOUTH JERSEY GAS CO/NEW
filed 2009-08-07
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐      No ☒

As of August 3, 2009 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

SJG - 1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements — See Pages 3 through 23

SJG - 2

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2009	2008

Operating Revenues	$64,835	$93,571

Operating Expenses:
Cost of Sales (Excluding depreciation)	29,905	60,263
Operations	16,007	13,531
Maintenance	1,705	1,635
Depreciation	6,549	6,350
Energy and Other Taxes	1,746	1,711

Total Operating Expenses	55,912	83,490

Operating Income	8,923	10,081

Other Income and Expense	358	457

Interest Charges	(4,152)	(4,618)

Income Before Income Taxes	5,129	5,920

Income Taxes	(2,102)	(2,482)

Net Income	$3,027	$3,438

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG - 3

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2009	2008

Operating Revenues	$307,948	$331,475

Operating Expenses:
Cost of Sales (Excluding depreciation)	195,882	223,180
Operations	33,367	28,656
Maintenance	3,861	3,487
Depreciation	13,182	12,655
Energy and Other Taxes	6,367	6,068

Total Operating Expenses	252,659	274,046

Operating Income	55,289	57,429

Other Income and Expense	682	627

Interest Charges	(8,249)	(9,593)

Income Before Income Taxes	47,722	48,463

Income Taxes	(19,717)	(20,012)

Net Income	$28,005	$28,451

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG - 4

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2009	2008

Net Income	$3,027	$3,438

Other Comprehensive Income - Net of Tax:

Unrealized Gain (Loss) on Available-for-Sale Securities	266	(43)
Unrealized Gain on Derivatives - Other	7	372

Other Comprehensive Income - Net of Tax *	273	329

Comprehensive Income	$3,300	$3,767

	Six Months Ended
	June 30,
	2009	2008

Net Income	$28,005	$28,451

Other Comprehensive Income - Net of Tax:

Unrealized Gain (Loss) on Available-for-Sale Securities	96	(280)
Unrealized Gain on Derivatives - Other	14	378

Other Comprehensive Income - Net of Tax *	110	98

Comprehensive Income	$28,115	$28,549

* Determined using a combined statutory tax rate of 41.08%

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG - 5

SOUTH JERSEY GAS COMPANY

 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2009	2008

Net Cash Provided by Operating Activities	$59,993	$63,089

Cash Flows from Investing Activities:
Capital Expenditures	(34,318)	(22,737)
Investment in Long-Term Receivables	(2,791)	(1,583)
Proceeds from Long-Term Receivables	3,341	1,891
Purchase of Restricted Investments with Escrowed Loan Proceeds	-	(27)

Net Cash Used in Investing Activities	(33,768)	(22,456)

Cash Flows from Financing Activities:
Net Repayments of Lines of Credit	(23,150)	(8,340)
Principal Repayments of Long-Term Debt	(17)	(25,000)
Dividends on Common Stock	(2,500)	(4,933)
Excess Tax Benefit from Restricted Stock Plan	-	236

Net Cash Used in Financing Activities	(25,667)	(38,037)

Net Increase in Cash and Cash Equivalents	558	2,596
Cash and Cash Equivalents at Beginning of Period	2,228	3,230

Cash and Cash Equivalents at End of Period	$2,786	$5,826

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG - 6

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30,	December 31,
	2009	2008
Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,201,285	$1,172,014
Accumulated Depreciation	(303,902)	(295,432)

Property, Plant and Equipment - Net	897,383	876,582

Investments:
Available-for-Sale Securities	5,074	4,841
Restricted Investments	132	132

Total Investments	5,206	4,973

Current Assets:
Cash and Cash Equivalents	2,786	2,228
Accounts Receivable	84,135	47,787
Accounts Receivable - Related Parties	1,872	624
Unbilled Revenues	5,636	48,225
Provision for Uncollectibles	(4,327)	(3,628)
Natural Gas in Storage, average cost	24,221	65,252
Materials and Supplies, average cost	12,333	11,247
Prepaid Taxes	20,104	11,860
Derivatives - Energy Related Assets	579	380
Other Prepayments and Current Assets	2,874	2,416

Total Current Assets	150,213	186,391

Regulatory and Other Noncurrent Assets:
Regulatory Assets	241,155	270,434
Unamortized Debt Issuance Costs	5,899	6,147
Long-Term Receivables	7,468	7,081
Derivatives - Energy Related Assets	507	15
Other	2,626	2,392

Total Regulatory and Other Noncurrent Assets	257,655	286,069

Total Assets	$1,310,457	$1,354,015

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG - 7

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	June 30,	December 31,
	2009	2008

Capitalization and Liabilities

Common Equity:
Common Stock, Par Value $2.50 per share: Authorized - 4,000,000 shares; Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	200,663	200,663
Accumulated Other Comprehensive Loss	(6,765)	(6,875)
Retained Earnings	225,107	202,103

Total Common Equity	424,853	401,739

Long-Term Debt	269,856	269,873

Total Capitalization	694,709	671,612

Current Liabilities:
Notes Payable	91,400	114,550
Current Portion of Long-Term Debt	25,000	25,000
Accounts Payable - Commodity	9,500	36,587
Accounts Payable - Other	12,856	12,051
Accounts Payable - Related Parties	8,862	16,744
Derivatives - Energy Related Liabilities	22,402	26,698
Deferred Income Taxes - Net	11,053	12,475
Customer Deposits and Credit Balances	16,756	14,219
Environmental Remediation Costs	9,123	13,117
Taxes Accrued	6,938	2,291
Pension Benefits	991	991
Interest Accrued	6,089	6,244
Dividends Declared	2,501	-
Other Current Liabilities	4,048	6,449

Total Current Liabilities	227,519	287,416

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	52,262	50,447
Deferred Income Taxes - Net	194,323	187,050
Environmental Remediation Costs	45,765	50,976
Asset Retirement Obligations	22,618	22,299
Pension and Other Postretirement Benefits	62,720	67,566
Investment Tax Credits	1,675	1,832
Derivatives - Energy Related Liabilities	940	2,667
Derivatives - Other	2,933	7,578
Other	4,993	4,572

Total Regulatory and Other Noncurrent Liabilities	388,229	394,987

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,310,457	$1,354,015

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG - 8

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The Company evaluated subsequent events through August 7, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

REVENUE BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both revenues and cost of sales and totaled $1.3 million for both the three months ended  June 30, 2009 and 2008,  and $5.3 million and $5.0 million for the six months ended June 30, 2009 and 2008, respectively.

CAPITALIZED INTEREST - SJG capitalizes interest on construction at the rate of return on rate base utilized by the New Jersey Board of Public Utilities (BPU) to set rates in our last base rate proceeding   See Note 2 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2008.  Capitalized interest is included in Utility Plant on the condensed balance sheets. Interest Charges are presented net of capitalized interest on the condensed statements of income.   The amount of interest capitalized by SJG for the three and six months ended June 30, 2009 and 2008 was not significant.

SJG - 9

DERIVATIVE INSTRUMENTS — SJG is involved in buying, selling, transporting and storing natural gas and is subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company, through its affiliate South Jersey Resources Group (SJRG), uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of June 30, 2009, SJG had outstanding derivative contracts intended to limit the exposure to market risk on 16.8 MMdts of expected future purchases of natural gas. These contracts, which do not qualify for the normal purchase and sale exemption and have not been designated as hedging instruments under FAS 133, are measured at fair value and recorded in Derivatives —Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed balance sheets. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed balance sheets. As of June 30, 2009 and December 31, 2008, SJG had $22.3 million and $29.0 million of unrealized losses, respectively, included in its BGSS related to open financial contracts.

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

SJG - 10

The fair values of all derivative instruments, as reflected in the condensed balance sheets as of June 30, 2009 and December 31, 2008, are as follows (in thousands):

	Fair Values of Derivative Instruments

	Asset Derivatives

	June 30, 2009		December 31, 2008

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives not designated as hedging instruments under Statement 133

Energy related commodity contracts	Derivatives - Energy Related Assets-Current	$579	Derivatives - Energy Related Assets-Current	$380

	Noncurrent	507	Noncurrent	15

Total asset derivatives		$1,086		$395

	Liability Derivatives

	June 30, 2009		December 31, 2008

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives not designated as hedging instruments under Statement 133

Energy related commodity contracts	Derivatives - Energy Related Liabilities-Current	$22,402	Derivatives - Energy Related Liabilities-Current	$26,698

	Noncurrent	940	Noncurrent	2,667

Interest rate contracts	Derivatives - Other	2,933	Derivatives - Other	7,578

Total liability derivatives		$26,275		$36,943

There is no effect from SJG’s derivative instruments on the condensed statements of income for the three and six months ended June 30, 2009 and 2008.  As noted previously, the costs or benefits of gas contracts are recoverable through SJG’s BGSS clause and management believes that, subject to BPU approval, the fair value upon termination of the interest rate derivatives can be recovered in rates.

STOCK-BASED COMPENSATION PLANS - The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at June 30, 2009, and the assumptions used to estimate the fair value of the awards:

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

SJG - 11

The cost per quarter for restricted stock awards during 2009 and 2008 is approximately $74,200 and $64,600, respectively.

As of June 30, 2009, there was $0.5 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes information regarding restricted stock award activity during the six  months ended June 30, 2009, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2009	18,283	$31.645

Granted	8,318	39.350

Nonvested Shares Outstanding, June 30, 2009	26,601	$34.055

During March 2009, SJG awarded 13,640 shares that had vested at December 31, 2008, to its officers at a market value of $0.5 million. During March 2008, SJG awarded 12,299 shares at a market value of $0.4 million. SJG has a policy of making cash payments to SJI to satisfy its obligations under this plan. Cash payments to SJI during March  2009 and 2008 were approximately $0.2 million and $0.6 million, respectively, relating to stock awards and include obligations for services previously rendered by officers that are currently employed by affiliates as a result of a January 1, 2006 corporate restructuring by SJI. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

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

SJG - 12

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1— “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP was effective for interim reporting periods ending after June 15, 2009. The adoption of this position did not have a material effect on SJG’s condensed financial statements.

SJG - 13

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2— “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this position did not have a material effect on SJG’s condensed financial statements.

In April 2009, the FASB issued FSP FAS 157-4— “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this position did not have a material effect on SJG’s condensed financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (FAS165), “Subsequent Events.”  This statement provides guidance on management’s assessment of subsequent events.  Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events.  FAS 165 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management.  The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued”.  FAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  Management must perform its assessment for both interim and annual periods.  The adoption of this statement did not have a material effect on the Company’s condensed financial statements.

SJG - 14

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (FAS168), “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (as amended).”  This statement confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP).  The current GAAP hierarchy consists of four levels of authoritative accounting and reporting guidance.  The Codification eliminates this hierarchy and replaces current GAAP (other than rules and interpretive releases of the SEC) as used by all nongovernmental entities, with just two levels of literature: authoritative and nonauthoritative.  The Codification with be effective for interim and annual periods ending after September 15, 2009.  Calendar year-end companies are required to initially apply the Codification to their third-quarter interim financial statements.  Management does not anticipate that the application of the Codification will have a material effect on the Company’s condensed financial statements.

2.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the BPU.    In January 2009, SJG filed a petition with the BPU for approval of an accelerated infrastructure investment program and an associated rate tracker, which will allow the Company to accelerate $103.0 million of capital spending into 2009 and 2010.  The petition requested the Company earn a return of, and return on, investment as the capital is spent. The petition was approved by the BPU in April 2009 and also ordered SJG to file a base rate case with the BPU no later than April 2011. Also in January 2009, SJG filed a petition requesting approval of an energy efficiency program to invest $17.0 million over 2 years in energy efficiency programs for residential, commercial and industrial customers. The petition was approved by the BPU in July 2009. In June 2009, SJG filed its annual BGSS petition with the BPU requesting a 13.3% reduction in rates, in addition to proposing a $20.0 million refund to customers in October 2009. There have been no other significant regulatory actions or changes to SJG’s rate structure since December 31, 2008. See Note 2 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2008.

3.	REGULATORY ASSETS AND LIABILITIES:

There have been no significant changes to the nature of SJG’s regulatory assets and liabilities since December 31, 2008, which are described in Notes 2 and 3 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2008.

SJG - 15

Regulatory Assets consisted of the following items (in thousands):

	June 30,	December 31,
	2009	2008
Environmental Remediation Costs:
Expended - Net	$47,173	$48,143
Liability for Future Expenditures	54,888	64,093
Income Taxes - Flowthrough Depreciation	2,240	2,729
Deferred Asset Retirement Obligation Costs	22,160	21,901
Deferred Pension and Other Postretirement Benefit Costs	79,973	80,162
Deferred Gas Costs - Net	10,436	18,406
Conservation Incentive Program Receivable	16,693	22,048
Societal Benefit Costs Receivable	617	1,753
Premium for Early Retirement of Debt	1,127	1,208
Other Regulatory Assets	5,848	9,991

Total Regulatory Assets	$241,155	$270,434

Regulatory Liabilities consisted of the following items (in thousands):

	June 30,	December 31,
	2009	2008
Excess Plant Removal Costs	$48,736	$48,820
Other Regulatory Liabilities	3,526	1,627

Total Regulatory Liabilities	$52,262	$50,447

DEFERRED GAS COSTS – NET – Over/under collections of gas costs are monitored through SJG’s Basic Gas Supply Service Clause (BGSS) mechanism.  Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability.  Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval.  The BGSS decreased from a $18.4 million regulatory asset at December 31, 2008 to a $10.4 million regulatory asset at June 30, 2009.  A change in the fair value of energy related derivatives resulting primarily from a decrease in the average future NYMEX prices accounted for $6.7 million of the fluctuation.

4.	RELATED PARTY TRANSACTIONS:

There have been no significant changes in the nature of SJG’s related party transactions since December 31, 2008. See Note 4 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2008 for a detailed description of such transactions.

SJG - 16

A summary of related party transactions, excluding pass-through items, included in Operating Revenues were as follows, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating Revenues/Affiliates:
SJRG	$313	$339	$3,205	$1,746
Other	99	107	245	234
Total Operating Revenues/Affiliates	$412	$446	$3,450	$1,980

 Related party transactions, excluding pass-through items, included in Operating Expenses were as follows, (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Costs of Sales/Affiliates:
SJRG	$4,735	$3,579	$31,461	$15,772
Total Cost of Sales/Affiliates	$4,735	$3,579	$31,461	$15,772

Derivative Losses (Gains) (See Note 1): *
SJRG	$12,600	$(7,752)	$29,510	$(7,349)

* Contracts used to hedge natural gas purchases. Included in Cost of Sales on the Condensed Statement of Income.

Operations Expense/Affiliates
SJI	$2,405	$1,891	$4,177	$3,537
SJIS	1,051	1,062	2,335	2,110
Millennium	728	720	1,441	1,510
Other	(84)	(58)	(158)	(216)
Total Operations Expense/Affiliates	$4,100	$3,615	$7,795	$6,941

5.	FINANCIAL INSTRUMENTS:

Restricted Investments - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of both June 30, 2009 and December 31, 2008, the escrowed proceeds, including interest earned, totaled $0.1 million.

Long-Term Receivables – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $10.5 million and $10.1 million as of June 30, 2009 and December 31, 2008, respectively.  The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the balance sheet.  The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amounts of $1.4 million and $1.2 million as of June 30, 2009 and December 31, 2008, respectively.  The annual amortization to interest is not material to SJG’s financial statements.

SJG - 17

Other Financial Instruments -   The estimated fair values of SJG’s long-term debt, including current maturities, as of June 30, 2009 and December 31, 2008, were $344.8 million and $326.1 million, respectively.  Carrying amounts as of both June 30, 2009 and December 31, 2008, were $294.9 million.  We based the estimates on interest rates available to SJG at the end of each period for debt with similar terms and maturities.  The carrying amounts of SJG’s other financial instruments approximate their fair values at June 30, 2009 and December 31, 2008.

6.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of June 30, 2009 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date

Revolving Credit Facility	$100,000	$70,000	$30,000	August 2011
Line of Credit	40,000	—	40,000	December 2009
Line of Credit	10,000	10,000	—	(A)
Uncommitted Bank Lines	45,000	11,400	33,600	Various

Total	$195,000	$91,400	$103,600

(A) SJG had a $10 million line of credit that expired at the end of July, 2009. The Company anticipates replacing these credit facilities during the third quarter of 2009.

All committed facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis.  SJG was in compliance with these covenants as of June 30, 2009.  Borrowings under these credit facilities are at market rates.  The weighted average borrowing cost, which changes daily, was 0.81% and 2.83% at June 30, 2009 and 2008, respectively.

SJG - 18

7.	RETAINED EARNINGS:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $424.9 million at June 30, 2009.

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of June 30, 2009, these loan restrictions did not affect the amount that may be distributed from SJG’s retained earnings.

8.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and six months ended  June 30, 2009 and 2008, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service Cost	$552	$587	$1,244	$1,143
Interest Cost	1,646	1,653	3,353	2,975
Expected Return on Plan Assets	(1,405)	(2,056)	(2,913)	(3,725)
Amortizations:
Prior Service Cost	52	56	107	104
Actuarial Loss	1,005	310	2,084	575
Net Periodic Benefit Cost	1,850	550	3,875	1,072
Capitalized Benefit Costs	(907)	(269)	(1,899)	(525)
Total Net Periodic Benefit Expense	$943	$281	$1,976	$547

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service Cost	$210	$148	$421	$349
Interest Cost	599	509	1,199	1,067
Expected Return on Plan Assets	(304)	(384)	(609)	(792)
Amortizations:
Prior Service Credits	(69)	(63)	(138)	(128)
Actuarial Loss	356	129	712	269
Net Periodic Benefit Cost	792	339	1,585	765
Capitalized Benefit Costs	(388)	(166)	(777)	(375)
Total Net Periodic Benefit Expense	$404	$173	$808	$390

Capitalized benefit costs reflected in the table above relate to our construction program.

SJG - 19

During the six months ended June 30, 2009 and 2008, SJG contributed $8.2 million and $4.8 million to its pension plans, respectively.     See Note 11 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2008, for additional information related to SJG’s pension and other postretirement benefits.

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

ENVIRONMENTAL REMEDIATION COSTS - SJG incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. There have been no changes to the status of SJG’s environmental remediation efforts since December 31, 2008,  as described in Note 12 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2008. However, the lower end of the range of expected remediation costs, which is recorded as a liability on the condensed balance sheet, has decreased $9.2 million since December 31, 2008.  This decrease is the result of expenditures of $6.2 million during the first six months of 2009 and revised forecasts of expected remediation costs for all of SJG’s sites as additional information has become available.

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

COLLECTIVE BARGAINING AGREEMENTS - Unionized personnel represent 65% of our workforce at June 30, 2009. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (“IBEW”) and the International Association of Machinists and Aerospace Workers (“IAM”).  The Company and the IBEW have recently agreed to a new 4-year contract.  The IAM is asserting that the labor agreement, which the Company believes expired on January 14, 2009, is evergreen for one year from that expiration date.  The Company disagrees and has filed a charge with the National Labor Relations Board for a determination on the matter.

SJG - 20

10.	FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category as of June 30, 2009 is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets -

Available-for-Sale Securities (A)	$5,074	$5,074	$-	$-
Derivatives – Energy Related Assets (B)	1,086	945	141	-
	$6,160	$6,019	$141	$-

Liabilities -

Derivatives – Energy Related Liabilities (B)	$23,342	$22,713	$629	$-
Derivatives – Other (C)	2,933	-	2,933	-
	$26,275	$22,713	$3,562	$-

(A) Available-for-Sale Securities are valued using the quoted principal market close prices that are provided by the trustees of these securities.

SJG - 21

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

SJG's portfolio of investments consists of five highly diversified funds which are not used for working capital purposes. These funds are in an unrealized loss position as of June 30, 2009. Due to the nature of the underlying securities, these funds as a whole are susceptible to changes in the economy and have been adversely affected by the economic slowdown, particularly during the fourth quarter of 2008 when SJG’s investments became impaired. SJG has evaluated the near-term prospects of the overall funds in relation to the severity and duration of the impairment. Based on that evaluation, SJG recorded an insignificant impairment loss during the fourth quarter of 2008. Due to the SJG’s ability and intent to hold the remaining funds for a reasonable period of time sufficient for a forecasted recovery of fair value, SJG does not consider these remaining investments to be other-than-temporarily impaired at June 30, 2009.

SJG - 22

The following table shows the gross unrealized losses and fair value of the SJG's Available-for-Sale Securities with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by length of time that the individual funds have been in a continuous unrealized loss position at June 30, 2009.

	Less than 12 Months		Greater Than 12 Months		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable Equity Securities	$638	$268	$3,135	$832	$3,773	$1,100

As of June 30, 2009 and December 31, 2008, the total losses for securities with net losses included in Accumulated Other Comprehensive Loss was $0.6 million and $0.7 million, respectively.  As of June 30, 2009 and December 31, 2008, there were no securities with net gains included in Accumulated Other Comprehensive Loss.

Item 2. Management’s Discussion and Analysis
 of Financial Conditionand Results of Operations (Unaudited)

 OVERVIEW:

Organization - SJG is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers to their customers. SJG served 340,767 customers at June 30, 2009 compared with 336,410 customers at  June 30, 2008.

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

SJG - 24

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

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier.  Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility.   The number of customers purchasing their natural gas from marketers was 28,457 and 28,860 at June 30, 2009 and 2008, respectively.

RESULTS OF OPERATIONS:

 The following table summarizes the composition of selected gas utility data for the three and six months ended  June 30, (in thousands, except for degree day data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Throughput – dth:
Firm Sales -
Residential	2,847	2,748	14,364	12,931
Commercial	769	829	3,646	3,413
Industrial	56	15	205	90
Cogeneration & Electric Generation	88	356	102	372
Firm Transportation -
Residential	264	263	1,271	1,215
Commercial	914	869	3,485	3,329
Industrial	2,917	3,167	5,969	6,447
Cogeneration & Electric Generation	286	573	719	925

Total Firm Throughput	8,141	8,820	29,761	28,722

Interruptible Sales	2	18	4	27
Interruptible Transportation	572	613	1,208	1,525
Off-System	1,071	1,633	3,765	5,872
Capacity Release	8,964	15,827	17,463	27,057

Total Throughput	18,750	26,911	52,201	63,203

SJG - 25

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Utility Operating Revenues:
Firm Sales -
Residential	$40,645	$44,043	$209,283	$187,511
Commercial	8,008	12,613	44,534	43,799
Industrial	517	1,622	2,328	5,177
Cogeneration & Electric Generation	772	4,960	1,045	5,287
Firm Transportation -
Residential	1,628	1,611	6,323	6,080
Commercial	3,072	2,755	10,986	10,408
Industrial	3,616	3,081	7,203	6,273
Cogeneration & Electric Generation	334	435	793	757

Total Firm Revenues	58,592	71,120	282,495	265,292

Interruptible Sales	55	269	95	394
Interruptible Transportation	529	371	1,086	967
Off-System	4,348	18,596	21,250	58,586
Capacity Release	983	2,953	2,423	5,753
Other	328	262	599	483

Total Utility Operating Revenues	64,835	93,571	307,948	331,475

Less:
Cost of Sales	29,905	60,263	195,882	223,180
Conservation Recoveries*	2,124	1,968	5,389	5,033
RAC Recoveries*	1,208	694	2,417	1,389
Revenue Taxes	1,271	1,252	5,342	5,042
Utility Margin	$30,327	$29,394	$98,918	$96,831

Margin:
Residential	$16,548	$16,154	$62,138	$57,136
Commercial and Industrial	7,025	6,831	22,454	21,149
Cogeneration and Electric Generation	535	610	875	899
Interruptible	42	16	88	81
Off-system & Capacity Release	198	507	900	1,588
Other	945	563	1,215	783
Margin Before Incentive Mechanisms	25,293	24,681	87,670	81,636
CIRT Mechanism	375	-	375	-
CIP Mechanism	4,659	4,713	10,873	15,195
Utility Margin	$30,327	$29,394	$98,918	$96,831

Degree Days:	481	471	2,999	2,735

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.

SJG - 26

Throughput - Total gas throughput decreased 8.2 MMdts or 30.3%, and 11.0 MMdts, or 17.4%, for the three and six months ended June 30, 2009, compared with the same periods in 2008, respectively.  Off-System sales (OSS) and capacity release volume decreased substantially as SJG’s portfolio of assets available for such activities has been reduced under the Conservation Incentive Program, as discussed under “Rates and Regulation” in Item 7 of SJG’s Form 10-K for the year ended December 31, 2008.  As the majority of profits from OSS and capacity release are returned to the ratepayers via a BPU-approved sharing formula, the decrease in such activities had a negligible impact on SJG earnings as reflected in the margin table above.  Firm throughput increased in the residential market, primarily on a year-to-date basis, as a result of 9.7% colder weather, as reflected by the degree day data in the table above, and the addition of 4,357 customers during the 12-month period ended June 30, 2009.  Changes in throughput in other customer categories were not significant.

Conservation Incentive Program (CIP) - The effects of the CIP on our net income and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Income Benefit:
CIP – Weather Related	$0.8	$0.4	$(0.1)	$1.6
CIP – Usage Related	1.9	2.4	6.5	7.4
Total Net Income Benefit	$2.7	$2.8	$6.4	$9.0

Weather Compared to 20-Year Average	12.4% warmer	14.2% warmer	0.7% colder	8.2% warmer
Weather Compared to Prior Year	2.1% colder	13.9% warmer	9.7% colder	7.8% warmer

Operating Revenues  - Revenues decreased $28.7 million during the three months ended June 30, 2009 compared to the same period in the prior year.  This was the result of a substantial decrease in off-system sales (OSS) and capacity release revenue, which decreased by $14.2 million and $2.0 million, respectively, during the second quarter of 2009 versus 2008.  These decreases were primarily related to a reduction in SJG’s portfolio of assets available for such activities under the provisions of the CIP, as noted above under “Throughput,” and a significant decrease in the average cost per unit sold.  As a result of steady declines in the cost on natural gas prices during 2009, OSS unit sales prices had dropped from an average of $11.39 per decatherm (Dt) during the second quarter of 2008 to only $4.06 per Dt during the second quarter of 2009.  As reflected in the Margin table above, the impact of lower OSS and Capacity Release did not have a material impact on the earnings of the Company, as SJG is required to share 85% of the profits of such activity with the rate payers.  The decrease in natural gas prices also led to lower revenue from firm customers in the second quarter of 2009 since recovery of natural gas costs through the BGSS rate exceeded the actual costs being incurred during the period.  When this occurs, the excess revenue is deferred (removed from revenue) and recognized on the balance sheet.  During the three months ended June 30, 2009, SJG deferred revenues related to BGSS over-recoveries of approximately $8.9 million.  No such deferrals were required during 2008.  Finally, revenue decreased $4.2 million during the second quarter of 2009 as compared to the same period last year due to a significant decrease in consumption by an electric generation customer in 2009.  In comparison to the mild summer season experienced this year, June 2008 was one of the warmest Junes on record, thereby driving higher natural gas consumption by the region's electric utility to meet the electric consumption for air conditioning.

SJG - 27

Revenues decreased $23.5 million during the six months ended June 30, 2009 compared to the same period in the prior year.  This decrease was the result of a substantial decrease in off-system sales (OSS) and capacity release revenue, which decreased by $37.3 million and $3.3 million, respectively, during the first six months of 2009 versus 2008; the deferral of excess natural gas cost recoveries approximating $8.9 million; and lower firm sales to the regions electric utility, as discussed in greater detail above.  These decreases were partially offset by several factors including higher sales resulting from 9.7% colder weather during the first six months of 2009, the addition of approximately 4,400 customers over the last twelve months, and a higher Basic Gas Supply Service (BGSS) rate in effect during the period.  During the six months ended June 30, 2009, the BGSS rate was 11.1% higher than the rate in effect during the same time last year.  This increase was necessary to fully recover higher gas costs incurred through most of 2008.  However, as the Company does not profit from the sale of the commodity, the BGSS rate increase did not have an impact on Company profitability.

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

SJG - 28

Total margin increased $0.9 million, or 3.2%, for the three months ended June 30, 2009 compared with the same period in 2008 due to customer additions, as noted above, and increased profits earned through the Company’s Storage Incentive Mechanism (SIM) and the Capital Investment Recovery Tracker (CIRT).   The SIM allows the Company to retain 20% of storage related gains and losses as measured against an established benchmark. The balance of these gains and losses are passed through to customers as part of the BGSS. As discussed in Note 2 to the Financial Statements, the CIRT was approved by the BPU in April 2009. The CIRT allows the Company to accelerate certain capital spending and also earn a return of, and a return on, investment at the time the investment is made. The CIRT added $0.4 million of pre-tax margin in the second quarter of 2009. Partially offsetting these increases were lower margins from OSS and capacity release resulting from decreased volumes as discussed above under “Throughput” and “Operating Revenues”.  The CIP protected $4.7 million of pre-tax margin that would have been lost due to lower customer usage in both the three months ended June 30, 2009 and 2008.  Of these amounts, $1.4 million and $0.7 million were related to weather variations and $3.3 million and $4.0 million were related to other customer usage variations in 2009 and 2008, respectively.

Total margin increased $2.1 million, or 2.2%, for the six months ended June 30, 2009 compared with the same period in 2008 primarily due to customer additions, and increased earnings from the SIM and the CIRT as noted above.  Partially offsetting these increases were lower margins from OSS and capacity release as noted above.  The CIP protected $10.9 million of pre-tax margin in the first half of 2009 that would have been lost due to lower customer usage, compared to $15.2 million in the same period last year.  Of these amounts, $(0.2) million and $2.7 million were related to weather variations and $11.1 million and $12.5 million were related to other customer usage variations in 2009 and 2008, respectively.

Operating Expenses - A summary of changes in operating expenses (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2009 vs. 2008	2009 vs. 2008

Operations	$2,476	$4,711
Maintenance	70	374
Depreciation	199	527
Energy and Other Taxes	35	299

Operations – Operations expense increased $2.5 million and $4.7 million for the three and six months ended June 30, 2009, respectively, as compared with the same periods in 2008.  The increase is primarily comprised of the following factors.

SJG - 29

First, the cost of providing employee benefits, including pension and other postretirement benefit plans, increased by $1.0 million and $2.0 million for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.  This was the result of significant losses in the assets of those plans during 2008. Additional information regarding these benefit plans can be found in Note 8 of the Notes to the Condensed Financial Statements.  Second, our spending under the New Jersey Clean Energy Programs (NJCEP) increased $0.2 million per quarter compared to the same periods last year.  Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period. The BPU-approved NJCEP allows for full recovery of costs, including carrying costs when applicable.  As a result, the increase in expense had no impact on our net income.  Third, corporate support, governance and compliance costs, primarily attributable to our parent, SJI, also rose $0.2 million and $0.5 million for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.  Fourth, expenses associated with the reserve for uncollectible customer accounts increased $0.3 million for the three months and $0.6 million for the six months ended June 30, 2009 compared with the same periods last year.  The second quarter of 2008 also included a nonrecurring credit of $0.2 million to uncollectible expense for recoveries related to previous write-offs. Changes in the uncollectible reserve are the result of fluctuations in levels of customer account receivable balances, which were higher at June 30, 2009 than one year ago due to colder weather, more customers and a higher BGSS rate in effect, as discussed previously under “Operating Revenues.” Finally, SJG experienced increases in various other areas including general compensation increases; higher bank fees to support higher lines of credit available to the Company; and higher advertising costs to promote energy efficiency programs.

Maintenance - Maintenance expense increased during the three and six months ended June 30, 2009, compared with the same periods in 2008, primarily due to higher levels of Remediation Adjustment Clause (RAC) amortization.  RAC-related expenses do not affect earnings as we recognize an offsetting amount in revenues.

Depreciation - Depreciation expense increased during the three and six months ended June 30, 2009, as compared with the same periods in 2008, due mainly to SJG’s continuing investment in utility plant.

Energy and Other Taxes - Energy and Other Taxes increased during the three and six months ended June 30, 2009, compared with the same periods in 2008, primarily due to higher energy-related taxes. Higher taxable firm throughput in 2009 resulted from colder weather and more customers, as previously discussed.

SJG - 30

Interest Charges – Interest Charges decreased by $0.5 million and $1.3 million during the three and six months ended June 30, 2009, compared with the same periods in 2008.   The decreases were the result of significantly lower average short-term interest rates, partially offset by higher debt levels during 2009.

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

Cash Flows from Operating Activities -    Liquidity needs are first met with net cash provided by operating activities.  Net cash provided by operating activities totaled $60.0 million and $63.1 million in the first  halves of 2009 and 2008, respectively.  Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Net cash provided by operating activities in the first  half of 2009 declined slightly in comparison to the same period in 2008,  due to customer receivables that were substantially higher at June 30, 2009 than the comparable point in 2008, partially offset by decreased environmental remediation costs in 2009.  The increase in accounts receivable was driven by higher customer bills in 2009 due to higher rates charged customers, colder weather experienced, and a larger customer base.  This increase in accounts receivable is expected to improve cash flows during the second half of 2009 as they are collected.  The lower environmental remediation costs include a decrease in remediation expenditures, as well as increased insurance recoveries in the first half of 2009, compared to the same period in 2008.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital purchases was $34.3 million and $22.7 million during the first  six  months of 2009 and 2008, respectively.  We estimate the net cash outflows for construction projects for fiscal years 2009, 2010 and 2011 to be approximately $133.6 million, $89.2 million and $57.1 million, respectively.

SJG - 31

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

Credit facilities and available liquidity as of June 30, 2009 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date

Revolving Credit Facility	$100,000	$70,000	$30,000	August 2011
Line of Credit	40,000	—	40,000	December 2009
Line of Credit	10,000	10,000	—	(A)
Uncommitted Bank Lines	45,000	11,400	33,600	Various

Total	$195,000	$91,400	$103,600

(A) SJG had a $10 million line of credit that expired at the end of July, 2009. The Company anticipates replacing these credit facilities during the third quarter of 2009.

SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, the company has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance our long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. In July 2009, SJG filed a petition with the New Jersey Board of Public Utilities requesting approval to issue up to $150.0 million in long-term debt by September 2012. The timing, terms and amount will vary depending on market conditions. In June 2008, SJG repurchased $25.0 million of its auction-rate securities at par by drawing under its lines of credit. That action resulted in a $25.0 million reduction in long-term debt on SJG's balance sheet. SJG converted these auction-rate securities to variable-rate demand bonds and remarketed them to the public during the third quarter of 2008. No other long-term debt was issued during 2008 or 2009.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our future liquidity needs.

SJG - 32

SJG’s capital structure was as follows:

	As of June 30, 2009	As of December 31, 2008

Common Equity	52.4%	49.5%
Long-Term Debt	33.3	36.4
Short-Term Debt	14.3	14.1

Total	100.0%	100.0%

SJG’s long-term, senior secured debt is rated “A” and “A2” by Standard & Poor’s and Moody’s Investor Services, respectively. Moody’s Investor Service raised SJG’s senior secured rating to “A3” from “Baal” in February of 2009, and then raised it again to “A2” in August 2009.  Moody’s also assigned an Issuer Rating of “Baa1” to SJG in August 2009.

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $424.9 million at June 30, 2009.

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Net cash outflows for capital expenditures and remediation projects for the six months ended June 30, 2009 amounted to $34.3 million and $1.7 million, respectively. Management estimates net cash outflows for construction projects for 2009, 2010 and 2011, to be approximately $133.6 million, $89.2 million and $57.1 million, respectively.  Total cash outflows for remediation projects are expected to be $4.7 million, $14.1 million and $11.3 million for 2009, 2010, and 2011, respectively.  As discussed in Notes 2 and 12 to the Financial Statements in Item 8 of SJG’s 10-K as of December 31, 2008, environmental remediation costs are subject to recovery from insurance carriers and ratepayers.

SJG provided a $25.3 million letter of credit, outside of the revolving credit facility, to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG's natural gas distribution system.  This letter of credit expires in August 2009.

SJG - 33

SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of June 30, 2009, average $45.7 million annually and total $196.6 million over the contracts’ lives. Approximately 30% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

Contractual Cash Obligations –   Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2008.  There were no significant changes to SJG’s contractual cash obligations except for commodity supply purchase obligations which increased by approximately $39.6 million.  This was primarily due to agreements made to extend several services for an additional 10-year period, partially offset by the expiration of obligations during the first six months of 2009.

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

Ratio of Earnings to Fixed Charges - Our ratio of earnings to fixed charges for each of the periods indicated is as follows:

Twelve Months Ended June 30,		Year Ended December 31,

2009		2008		2007		2006		2005		2004

4.6	x	4.4	x	4.1	x	3.8	x	4.0	x	3.9	x

The ratio of earnings to fixed charges represents, on a pre-tax basis, the number of times earnings covers fixed charges. Earnings consist of net income, to which has been added fixed charges and taxes. Fixed charges consist of interest charges, preferred securities dividend requirements that existed through 2005, and an interest factor in rentals.

SJG - 34

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

We transact commodities on a physical basis and typically do not enter into financial derivative positions directly. South Jersey Resources Group, LLC (SJRG), an affiliate by common ownership, manages our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. It is management’s policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. The majority of our contracts are typically less than 12-months long. The fair value and maturity of all these energy trading and hedging contracts determined using mark-to-market accounting as of June 30, 2009 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total

Prices Actively Quoted (NYMEX)	$438	$507	$945

Prices Provided by Other External Sources (Basis)	141	0	141

Total	$579	$507	$1,086

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total

Prices Actively Quoted (NYMEX)	$21,773	$940	$22,713

Prices Provided by Other External Sources (Basis)	629	0	629

Total	$22,402	$940	$23,342

SJG - 35

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location.  Contracted volumes of our NYMEX contracts are 16.8 MMDth with a weighted-average settlement price of $5.35 per dth.  Contracted volumes of our Basis contracts are 3.4 MMDth with a weighted average settlement price of $1.16 per dth.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2009	$(28,970)
Contracts Settled During the Six Months ended June 30, 2009, Net	20,208
Other Changes in Fair Value from Continuing and New Contracts, Net	(13,494)
Net Derivatives — Energy Related Liability, June 30, 2009	$(22,256)

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at June 30, 2009, was $91.4 million and averaged $79.4 million during the first six months of 2009. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $0.5 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2009 –23 b.p. decrease (year-to-date); 2008 - 317 b.p. decrease; 2007 - 36 b.p. decrease; 2006 - 72 b.p. increase; and 2005 - 191 b.p. increase.  As of June 30, 2009, our average borrowing cost, which changes daily, was 0.81%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of June 30, 2009, the interest costs on all of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative.  Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.  However, due to general market conditions during 2008, the demand for auction-rate securities was disrupted resulting in increased interest rate volatility for tax-exempt auction-rate debt.  As a result, the $25.0 million of tax-exempt auction-rate debt issued by the Company (and repurchased in June 2008) was exposed to changes in interest rates that were not completely mitigated by the related interest rate derivatives.  The auction-rate debt was converted to another form of variable-rate debt and resold in the public market in August 2008.  The original interest rate derivatives remain in place and are expected to substantially offset changes in interest rates on the security.

SJG - 36

As of June 30, 2009, SJG’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type
$12,500,000	3.430%	12/01/2006	02/01/2036	Tax-exempt
$12,500,000	3.430%	12/01/2006	02/01/2036	Tax-exempt

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. Based on that evaluation, SJG’s chief executive officer and chief financial officer concluded   that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting
 There has not been any change in SJG’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended   June 30, 2009 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 34.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed in Part I, Item 1A of SJG’s Annual Report on Form 10-K for the year ended December 31, 2008:

SJG - 37

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

SOUTH JERSEY GAS COMPANY
(Registrant)

Dated: August 7, 2009	By:	/s/ Edward J. Graham
Edward J. Graham
President & Chief Executive Officer

Dated: August 7, 2009	By:	/s/ David A. Kindlick
David A. Kindlick
Senior Vice President & Chief Financial Officer

SJG - 38