Form 10-Q
period 2009-09-30
SOUTH JERSEY GAS CO/NEW
filed 2009-11-06
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 2, 2009 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

SJG-1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements — See Pages 3 through 24

SJG-2

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	September 30,
	2009	2008

Operating Revenues	$56,305	$64,563

Operating Expenses:
Cost of Sales (Excluding depreciation)	31,726	41,201
Operations	13,839	12,488
Maintenance	2,301	1,925
Depreciation	6,791	6,409
Energy and Other Taxes	1,416	1,356

Total Operating Expenses	56,073	63,379

Operating Income	232	1,184

Other Income and Expense	107	242

Interest Charges	(4,085)	(4,586)

Loss Before Income Taxes	(3,746)	(3,160)

Income Taxes	1,666	1,306

Net Loss	$(2,080)	$(1,854)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG-3

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Nine Months Ended
	September 30,
	2009	2008

Operating Revenues	$364,253	$396,038

Operating Expenses:
Cost of Sales (Excluding depreciation)	227,608	264,381
Operations	47,206	41,144
Maintenance	6,162	5,412
Depreciation	19,973	19,064
Energy and Other Taxes	7,783	7,424

Total Operating Expenses	308,732	337,425

Operating Income	55,521	58,613

Other Income and Expense	789	869

Interest Charges	(12,334)	(14,179)

Income Before Income Taxes	43,976	45,303

Income Taxes	(18,051)	(18,706)

Net Income	$25,925	$26,597

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG-4

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	September 30,
	2009	2008

Net Loss	$(2,080)	$(1,854)

Other Comprehensive Income - Net of Tax:

Unrealized Gain (Loss) on Available-for-Sale Securities	344	(355)
Unrealized Gain on Derivatives - Other	7	7

Other Comprehensive Gain (Loss) - Net of Tax *	351	(348)

Comprehensive Loss	$(1,729)	$(2,202)

	Nine Months Ended
	September 30,
	2009	2008

Net Income	$25,925	$26,597

Other Comprehensive Income - Net of Tax:

Unrealized Gain (Loss) on Available-for-Sale Securities	441	(635)
Unrealized Gain on Derivatives - Other	20	385

Other Comprehensive Gain (Loss) - Net of Tax *	461	(250)

Comprehensive Income	$26,386	$26,347

* Determined using a combined statutory tax rate of 41.08%

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG-5

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended
	September 30,
	2009	2008

Net Cash Provided by Operating Activities	$86,313	$35,773

Cash Flows from Investing Activities:
Capital Expenditures	(54,921)	(37,271)
Investment in Long-Term Receivables	(3,486)	(2,857)
Proceeds from Long-Term Receivables	3,633	2,923
Purchase of Restricted Investments with Escrowed Loan Proceeds	-	(36)

Net Cash Used in Investing Activities	(54,774)	(37,241)

Cash Flows from Financing Activities:
Net (Repayments) Borrowing of Lines of Credit	(28,050)	10,285
Principal Repayments of Long-Term Debt	(17)	(25,000)
Proceeds from Issuance of Long-Term Debt	-	25,000
Payments for Issuance of Long-Term Debt	(95)	(247)
Dividends on Common Stock	(5,001)	(9,866)
Excess Tax Benefit from Restricted Stock Plan	-	236

Net Cash (Used in) Provided by Financing Activities	(33,163)	408

Net Decrease in Cash and Cash Equivalents	(1,624)	(1,060)
Cash and Cash Equivalents at Beginning of Period	2,228	3,230

Cash and Cash Equivalents at End of Period	$604	$2,170

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG-6

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30,	December 31,
	2009	2008
Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,224,350	$1,172,014
Accumulated Depreciation	(309,473)	(295,432)

Property, Plant and Equipment - Net	914,877	876,582

Investments:
Available-for-Sale Securities	5,695	4,841
Restricted Investments	132	132

Total Investments	5,827	4,973

Current Assets:
Cash and Cash Equivalents	604	2,228
Accounts Receivable	51,005	47,787
Accounts Receivable - Related Parties	1,019	624
Unbilled Revenues	9,466	48,225
Provision for Uncollectibles	(4,535)	(3,628)
Natural Gas in Storage, average cost	34,615	65,252
Materials and Supplies, average cost	12,255	11,247
Prepaid Taxes	17,722	11,860
Derivatives - Energy Related Assets	2,241	380
Other Prepayments and Current Assets	2,623	2,416

Total Current Assets	127,015	186,391

Regulatory and Other Noncurrent Assets:
Regulatory Assets	246,791	270,434
Unamortized Debt Issuance Costs	5,870	6,147
Long-Term Receivables	7,183	7,081
Derivatives - Energy Related Assets	979	15
Other	2,527	2,392

Total Regulatory and Other Noncurrent Assets	263,350	286,069

Total Assets	$1,311,069	$1,354,015

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG-7

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	September 30,	December 31,
	2009	2008

Capitalization and Liabilities

Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	200,663	200,663
Accumulated Other Comprehensive Loss	(6,414)	(6,875)
Retained Earnings	220,527	202,103

Total Common Equity	420,624	401,739

Long-Term Debt	269,856	269,873

Total Capitalization	690,480	671,612

Current Liabilities:
Notes Payable	86,500	114,550
Current Portion of Long-Term Debt	25,000	25,000
Accounts Payable - Commodity	7,449	36,587
Accounts Payable - Other	12,952	12,051
Accounts Payable - Related Parties	10,804	16,744
Derivatives - Energy Related Liabilities	14,309	26,698
Deferred Income Taxes - Net	10,167	12,475
Customer Deposits and Credit Balances	19,572	14,219
Environmental Remediation Costs	16,713	13,117
Taxes Accrued	3,746	2,291
Pension Benefits	991	991
Interest Accrued	4,582	6,244
Dividends Declared	2,501	-
Other Current Liabilities	4,528	6,449

Total Current Liabilities	219,814	287,416

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	50,950	50,447
Deferred Income Taxes - Net	202,268	187,050
Environmental Remediation Costs	48,966	50,976
Asset Retirement Obligations	22,782	22,299
Pension and Other Postretirement Benefits	64,766	67,566
Investment Tax Credits	1,596	1,832
Derivatives - Energy Related Liabilities	1,213	2,667
Derivatives - Other	3,682	7,578
Other	4,552	4,572

Total Regulatory and Other Noncurrent Liabilities	400,775	394,987

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,311,069	$1,354,015

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG-8

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

The Company evaluated subsequent events through November 6, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

REVENUE BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both revenues and cost of sales and totaled $1.0 million and $0.9 million for the three months ended  September 30, 2009 and 2008, respectively, and $6.3 million and $5.9 million for the nine months ended September 30, 2009 and 2008, respectively.

CAPITALIZED INTEREST - SJG capitalizes interest on construction at the rate of return on rate base utilized by the New Jersey Board of Public Utilities (BPU) to set rates in our last base rate proceeding.   See Note 2 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2008.  Capitalized interest is included in Utility Plant on the condensed balance sheets. Interest Charges are presented net of capitalized interest on the condensed statements of income.   The amount of interest capitalized by SJG for the three and nine months ended September 30, 2009 and 2008 was not significant.

SJG-9

DERIVATIVE INSTRUMENTS — SJG is involved in buying, selling, transporting and storing natural gas and is subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company, through its affiliate South Jersey Resources Group (SJRG), uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, swap agreements, options contracts and futures contracts. As of September 30, 2009, SJG had outstanding derivative contracts intended to limit the exposure to market risk on 15.0 MMdts of expected future purchases of natural gas. These contracts, which do not qualify for the normal purchase and sale exemption and have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives —Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed balance sheets. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed balance sheets. As of September 30, 2009 and December 31, 2008, SJG had $12.3 million and $29.0 million of unrealized losses, respectively, included in its BGSS related to open financial contracts.

The Company has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives-Other on the condensed balance sheets. The fair value represents the amount SJG would have to pay the counterparty to terminate these contracts as of those dates. There have been no significant changes to the Company’s active interest rate swaps since December 31, 2008 which are described in Note 1 to the Financial Statements in Item 8 of SJG’s Annual Report on Form 10-K as of December 31, 2008. Management believes that, subject to BPU approval, the market value upon termination of these interest rate derivatives can be recovered in rates and therefore these unrealized losses have been included in Regulatory Assets on the condensed balance sheets.

SJG-10

The fair values of all derivative instruments, as reflected in the condensed balance sheets as of September 30, 2009 and December 31, 2008, are as follows (in thousands):

	Fair Values of Derivative Instruments

	Asset Derivatives

	September 30, 2009		December 31, 2008

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives not designated as hedging instruments under GAAP

Energy related commodity contracts	Derivatives – Energy Related Assets-Current	$2,241	Derivatives - Energy Related Assets-Current	$380

	Noncurrent	979	Noncurrent	15

Total asset derivatives		$3,220		$395

	Liability Derivatives

	September 30, 2009		December 31, 2008

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives not designated as hedging instruments under GAAP

Energy related commodity contracts	Derivatives - Energy Related Liabilities-Current	$14,309	Derivatives - Energy Related Liabilities-Current	$26,698

	Noncurrent	1,213	Noncurrent	2,667

Interest rate contracts	Derivatives – Other	3,682	Derivatives - Other	7,578

Total liability derivatives		$19,204		$36,943

Net realized losses associated with SJG’s energy related financial commodity contracts were $12.5 million and $45.2 million for the three and nine months ended September 30, 2009, respectively.  These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

STOCK-BASED COMPENSATION PLANS - The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at September 30, 2009, and the assumptions used to estimate the fair value of the awards:

Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate

Jan. 2007	9,045	$29.210	18.5%	4.9%
Jan. 2008	9,238	$34.030	21.7%	2.9%
Jan. 2009	8,318	$39.350	28.6%	1.2%

SJG-11

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

As of September 30, 2009, there was $0.4 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes information regarding restricted stock award activity during the nine months ended September 30, 2009, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2009	18,283	$31.645

Granted	8,318	39.350

Nonvested Shares Outstanding, September 30, 2009	26,601	$34.055

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

SJG-12

NEW ACCOUNTING PRONOUNCEMENTS — In September 2006, the FASB issued new accounting guidance which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. In October 2008, the FASB issued additional guidance to provide clarification in a market that is not active and to provide an example to illustrate key considerations in determining the fair value of a financial asset in such a non-active market. This guidance was effective in fiscal years beginning after November 15, 2007. However, for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, this guidance was effective in fiscal years beginning after November 15, 2008.  The adoption of this guidance did not have a material effect on the Company’s condensed financial statements.

In March 2008, the FASB issued new accounting guidance on disclosures about derivative instruments and hedging activities. This guidance requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance was effective for fiscal years beginning after November 15, 2008. The adoption of this guidance did not have a material effect on the Company’s condensed financial statements.  See disclosures in Note 1.

In December 2008, the FASB issued new accounting guidance on employers’ disclosures about postretirement benefit plan assets. This guidance requires more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. This guidance is effective for reporting periods ending after December 15, 2009. Management is currently evaluating the impact that the adoption of this guidance will have on the Company’s condensed financial statements.

In December 2008, the Emerging Issue Task Force issued new accounting guidance on issuer’s accounting for liabilities measured at fair value with a third-party credit enhancement.  The Task Force reached a consensus that an issuer of a liability with a third-party credit enhancement that is inseparable from the liability must treat the liability and the credit enhancement as two units of accounting. Under the guidance, the fair value measurement of the liability does not include the effect of the third-party credit enhancement; therefore, changes in the issuer’s credit standing without the support of the credit enhancement affect the fair value measurement of the issuer’s liability. Entities will need to disclose the existence of any third-party credit enhancements related to their liabilities that are within the scope of this guidance (i.e., that are measured at fair value). This guidance was effective in the first reporting period beginning on or after December 15, 2008. The adoption of this guidance did not have a material effect on the Company’s condensed financial statements.

SJG-13

In April 2009, the FASB issued new accounting guidance on interim disclosures about fair value of financial instruments. This guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. This guidance was effective for interim reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s condensed financial statements.

In April 2009, the FASB issued new accounting guidance on the recognition and presentation of other-than-temporary impairments. This guidance amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance requires management to assert (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are to be reflected in earnings as realized losses to the extent the impairment is related to credit losses.  This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This new guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s condensed financial statements.

In April 2009, the FASB issued new accounting guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this guidance did not have a material effect on the Company’s condensed financial statements.

SJG-14

In May 2009, the FASB issued new accounting guidance on management’s assessment of subsequent events. Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events. This new guidance represents the inclusion of specific guidance on subsequent events in U.S. GAAP and is directed specifically to management. The new guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” The new guidance was effective for interim or annual financial periods ending after June 15, 2009. Management must perform its assessment for both interim and annual periods. The adoption of this guidance did not have a material effect on the Company’s condensed financial statements.

In June 2009, the FASB issued new accounting guidance on The FASB Accounting Standards Codification™ (the “Codification”) which will become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles. The current GAAP hierarchy consists of four levels of authoritative accounting and reporting guidance. The Codification eliminates this hierarchy and replaces current GAAP (other than rules and interpretive releases of the SEC) as used by all nongovernmental entities, with just two levels of literature: authoritative and nonauthoritative. The Codification was effective for interim and annual periods ending after September 15, 2009. Calendar year-end companies are required to initially apply the Codification to their third-quarter interim financial statements. The application of the Codification did not have a material effect on the Company’s condensed financial statements.

In August 2009 the FASB issued new accounting guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with existing principles, such as an income approach or market approach. The new accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This guidance will be effective for the period ending December 31, 2009 and is not expected to have a significant impact on the Company’s condensed financial statements.

SJG-15

2.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the BPU.  In January 2009, SJG filed a petition with the BPU for approval of an accelerated infrastructure investment program and an associated rate tracker, which will allow the Company to accelerate $103.0 million of capital spending into 2009 and 2010.  The petition requested the Company earn a return of, and return on, investment as the capital is spent. The petition was approved by the BPU in April 2009 and also ordered SJG to file a base rate case with the BPU no later than April 2011. Also in January 2009, SJG filed a petition requesting approval of an energy efficiency program to invest $17.0 million over 2 years in energy efficiency programs for residential, commercial and industrial customers. The petition was approved by the BPU in July 2009. In June 2009, SJG filed its annual BGSS petition with the BPU requesting a 13.3% reduction in rates, in addition to proposing a $20.0 million refund to customers in October 2009. The BGSS rate reduction was approved provisionally by the BPU in September 2009, and the refund was credited to the accounts of BGSS customers in October. There have been no other significant regulatory actions or changes to SJG’s rate structure since December 31, 2008. See Note 2 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2008.

3.	REGULATORY ASSETS AND LIABILITIES:

There have been no significant changes to the nature of SJG’s regulatory assets and liabilities since December 31, 2008, which are described in Notes 2 and 3 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2008.

Regulatory Assets consisted of the following items (in thousands):

	September 30,	December 31,
	2009	2008
Environmental Remediation Costs:
Expended - Net	$48,944	$48,143
Liability for Future Expenditures	65,679	64,093
Income Taxes - Flowthrough Depreciation	1,996	2,729
Deferred Asset Retirement Obligation Costs	22,299	21,901
Deferred Pension and Other Postretirement Benefit Costs	79,879	80,162
Deferred Gas Costs - Net	4,587	18,406
Conservation Incentive Program Receivable	14,535	22,048
Societal Benefit Costs Receivable	625	1,753
Premium for Early Retirement of Debt	1,086	1,208
Other Regulatory Assets	7,161	9,991

Total Regulatory Assets	$246,791	$270,434

SJG-16

Regulatory Liabilities consisted of the following items (in thousands):

	September 30,	December 31,
	2009	2008
Excess Plant Removal Costs	$48,689	$48,820
Other Regulatory Liabilities	2,261	1,627

Total Regulatory Liabilities	$50,950	$50,447

DEFERRED GAS COSTS – NET – Over/under collections of gas costs are monitored through SJG’s Basic Gas Supply Service Clause (BGSS) mechanism.  Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability.  Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval.  The BGSS decreased from a $18.4 million regulatory asset at December 31, 2008 to a $4.6 million regulatory asset at September 30, 2009.  A change in the fair value of energy related derivatives resulting primarily from a decrease in the average future NYMEX prices accounted for $16.7 million of the fluctuation.

4.	RELATED PARTY TRANSACTIONS:

There have been no significant changes in the nature of SJG’s related party transactions since December 31, 2008. See Note 4 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2008 for a detailed description of such transactions.

A summary of related party transactions, excluding pass-through items, included in Operating Revenues were as follows, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating Revenues/Affiliates:
SJRG	$285	$840	$3,490	$2,585
Other	93	81	338	315
Total Operating Revenues/Affiliates	$378	$921	$3,828	$2,900

SJG-17

Related party transactions, excluding pass-through items, included in Operating Expenses were as follows, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Costs of Sales/Affiliates:
SJRG	$1,860	$2,624	$33,321	$18,396
Total Cost of Sales/Affiliates	$1,860	$2,624	$33,321	$18,396

Derivative Losses (Gains) (See Note 1): *
SJRG	$12,478	$(5,375)	$44,290	$(12,723)

* Contracts used to hedge natural gas purchases. Included in Cost of Sales on the Condensed Statement of Income.

Operations Expense/Affiliates
SJI	$1,655	$1,450	$5,832	$4,873
SJIS	1,261	1,073	3,596	3,183
Millennium	737	735	2,178	2,245
Other	(70)	(58)	(228)	(160)
Total Operations Expense/Affiliates	$3,583	$3,200	$11,378	$10,141

5.	FINANCIAL INSTRUMENTS:

Restricted Investments - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of both September 30, 2009 and December 31, 2008, the escrowed proceeds, including interest earned, totaled $0.1 million.

Long-Term Receivables – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $10.2 million and $10.1 million as of September 30, 2009 and December 31, 2008, respectively.  The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the balance sheet.  The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amounts of $1.3 million and $1.2 million as of September 30, 2009 and December 31, 2008, respectively.  The annual amortization to interest is not material to SJG’s financial statements.

SJG-18

Other Financial Instruments -   The estimated fair values of SJG’s long-term debt, including current maturities, as of September 30, 2009 and December 31, 2008, were $353.6 million and $326.1 million, respectively.  Carrying amounts as of both September 30, 2009 and December 31, 2008, were $294.9 million.  We based the estimates on interest rates available to SJG at the end of each period for debt with similar terms and maturities.  The carrying amounts of SJG’s other financial instruments approximate their fair values at September 30, 2009 and December 31, 2008.

6.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of September 30, 2009 were as follows (in thousands):

	Total Facility	Usage (A)	Available Liquidity	Expiration Date

Revolving Credit Facility	$100,000	$80,100	$19,900	August 2011
Line of Credit	40,000	—	40,000	December 2009 (B)
Uncommitted Bank Lines	45,000	6,500	38,500	Various

Total	$185,000	$86,600	$98,400

(A)  Includes letter of credit in the amount of $0.1 million.
(B)  SJG anticipates extending this line of credit during the fourth quarter of 2009.

All committed facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis.  SJG was in compliance with these covenants as of September 30, 2009.  Borrowings under these credit facilities are at market rates.  The weighted average borrowing cost, which changes daily, was 0.64% and 3.66% at September 30, 2009 and 2008, respectively.

7.	RETAINED EARNINGS:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $420.6 million at September 30, 2009.

SJG-19

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of September 30, 2009, these loan restrictions did not affect the amount that may be distributed from SJG’s retained earnings.

8.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and nine months ended  September 30, 2009 and 2008, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service Cost	$622	$572	$1,866	$1,715
Interest Cost	1,676	1,488	5,029	4,462
Expected Return on Plan Assets	(1,457)	(1,863)	(4,370)	(5,587)
Amortizations:
Prior Service Cost	54	52	161	157
Actuarial Loss	1,043	288	3,127	862
Net Periodic Benefit Cost	1,938	537	5,813	1,609
Capitalized Benefit Costs	(949)	(263)	(2,848)	(788)
Total Net Periodic Benefit Expense	$989	$274	$2,965	$821

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service Cost	$155	$175	$466	$524
Interest Cost	678	534	2,034	1,600
Expected Return on Plan Assets	(351)	(396)	(1,054)	(1,188)
Amortizations:
Prior Service Credits	(63)	(64)	(190)	(192)
Actuarial Loss	562	135	1,310	403
Net Periodic Benefit Cost	981	384	2,566	1,147
Capitalized Benefit Costs	(480)	(188)	(1,257)	(562)
Total Net Periodic Benefit Expense	$501	$196	$1,309	$585

Capitalized benefit costs reflected in the table above relate to our construction program. During the nine months ended September 30, 2009 and 2008, SJG contributed $8.2 million and $4.8 million to its pension plans, respectively.     See Note 11 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2008, for additional information related to SJG’s pension and other postretirement benefits.

SJG-20

9.	COMMITMENTS AND CONTINGENCIES:

STANDBY LETTER OF CREDIT -    SJG provided a $25.2 million letter of credit, under a separate credit facility from those it borrows under to provide liquidity support for the remarketing of variable-rate demand bonds issued through the NJEDA. The bonds were used to finance the expansion of SJG’s natural gas distribution system.  This letter of credit expires in August 2010.

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

COLLECTIVE BARGAINING AGREEMENTS - Unionized personnel represent 65% of our workforce at September 30, 2009. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (“IBEW”) and the International Association of Machinists and Aerospace Workers (“IAM”).  The Company and the IBEW have recently agreed to a new 4-year contract that runs through February 2013.    The Company and the IAM recently agreed to a new contract that runs through August 2014.

SJG-21

10.	FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:

GAAP establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.  The levels of the hierarchy are described below:

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category as of September 30, 2009 is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets -

Available-for-Sale Securities (A)	$5,695	$5,695	$-	$-
Derivatives – Energy Related Assets (B)	3,220	2,579	641	-
	$8,915	$8,274	$641	$-

Liabilities -

Derivatives – Energy Related Liabilities (B)	$15,522	$14,221	$1,301	$-
Derivatives – Other (C)	3,682	-	3,682	-
	$19,204	$14,221	$4,983	$-

(A) Available-for-Sale Securities are valued using the quoted principal market close prices that are provided by the trustees of these securities.

SJG-22

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

SJG's portfolio of investments consists of five highly diversified funds which are not used for working capital purposes. These funds are in an unrealized loss position as of September 30, 2009. Due to the nature of the underlying securities, these funds as a whole are susceptible to changes in the economy and have been adversely affected by the economic slowdown, particularly during the fourth quarter of 2008 when SJG’s investments became impaired. SJG has evaluated the near-term prospects of the overall funds in relation to the severity and duration of the impairment. Based on that evaluation, SJG recorded an insignificant impairment loss during the fourth quarter of 2008. SJG does not intend to sell the remaining funds, and it is more likely than not it will not have to sell the remaining funds before recovery of its cost basis. SJG does not consider these remaining investments to be other-than-temporarily impaired at September 30, 2009.

SJG-23

The following table shows the gross unrealized losses and fair value of the SJG's Available-for-Sale Securities with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by length of time that the individual funds have been in a continuous unrealized loss position at September 30, 2009.

	Less than 12 Months		Greater Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable Equity Securities	$-	$-	$4,245	$655	$4,245	$655

As of September 30, 2009 and December 31, 2008, the total losses for securities with net losses included in Accumulated Other Comprehensive Loss was $0.4 million and $0.7 million, respectively.  As of September 30, 2009 and December 31, 2008, securities with net gains included in Accumulated Other Comprehensive Loss was $0.1 million and zero, respectively.

Item 2. Management’s Discussion and Analysis
 of Financial Condition and Results of Operations (Unaudited)

OVERVIEW:

Organization - SJG is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers to their customers. SJG served 339,894 customers at September 30, 2009 compared with 336,004 customers at September 30, 2008.

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

SJG-24

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

SJG-25

Regulatory Actions – Other than the changes discussed in Note 2 to the condensed financial statements, there have been no significant regulatory actions since December 31, 2008. See detailed discussions concerning Regulatory Actions in Note 2 to the Financial Statements in item 8 of SJG’s Form 10-K for the year ended December 31, 2008.

Environmental Remediation –There have been no significant changes to the status of SJG’s environmental remediation efforts since December 31, 2008. See detailed discussion concerning Environmental Remediation in Note 12 to the Financial Statements in item 8 of SJG’s Form 10-K for the year ended December 31, 2008.

Competition - See detailed discussion concerning competition in SJG’s Form 10-K for the year ended December 31, 2008.

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier.  Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility.   The number of customers purchasing their natural gas from marketers was 29,019 and 28,210 at September 30, 2009 and 2008, respectively.

SJG-26

RESULTS OF OPERATIONS:

The following table summarizes the composition of selected gas utility data for the three and nine months ended September 30, (in thousands, except for degree day data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Throughput – dth:
Firm Sales -
Residential	1,706	1,559	16,070	14,490
Commercial	673	652	4,319	4,065
Industrial	26	13	231	103
Cogeneration & Electric Generation	176	156	278	528
Firm Transportation -
Residential	139	136	1,410	1,351
Commercial	647	598	4,132	3,927
Industrial	2,906	3,095	8,875	9,542
Cogeneration & Electric Generation	799	1,115	1,518	2,040

Total Firm Throughput	7,072	7,324	36,833	36,046

Interruptible Sales	-	1	4	28
Interruptible Transportation	492	509	1,700	2,034
Off-System	544	1,458	4,309	7,330
Capacity Release	10,560	20,196	28,023	47,253

Total Throughput	18,668	29,488	70,869	92,691

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Utility Operating Revenues:
Firm Sales -
Residential	$33,929	$26,587	$243,212	$214,098
Commercial	9,129	9,650	53,663	53,449
Industrial	309	874	2,637	6,051
Cogeneration & Electric Generation	1,267	2,166	2,312	7,453
Firm Transportation -
Residential	1,090	1,081	7,413	7,161
Commercial	2,449	2,124	13,435	12,532
Industrial	3,638	2,974	10,841	9,247
Cogeneration & Electric Generation	681	599	1,474	1,356

Total Firm Revenues	52,492	46,055	334,987	311,347

Interruptible Sales	(16)	22	79	304
Interruptible Transportation	465	334	1,551	1,301
Off-System	1,904	14,403	23,154	72,989
Capacity Release	1,171	3,512	3,594	9,265
Other	289	237	888	832

Total Utility Operating Revenues	56,305	64,563	364,253	396,038

Less:
Cost of Sales	31,726	41,201	227,608	264,381
Conservation Recoveries*	1,247	1,116	6,636	6,149
RAC Recoveries*	1,210	695	3,627	2,084
EET Recoveries*	81	-	81	-
Revenue Taxes	921	870	6,263	5,912
Utility Margin	$21,120	$20,681	$120,038	$117,512

Margin:
Residential	$12,699	$12,094	$74,836	$69,230
Commercial and Industrial	6,325	6,185	28,779	27,334
Cogeneration and Electric Generation	875	641	1,750	1,540
Interruptible	8	11	96	92
Off-system & Capacity Release	208	572	1,108	2,160
Other Revenues	859	1,085	2,075	1,868
Margin Before Weather Normalization & Decoupling	20,974	20,588	108,644	102,224
CIRT Mechanism	551	-	926	-
CIP Mechanism	(409)	93	10,464	15,288
EET Mechanism	4	-	4	-
Utility Margin	$21,120	$20,681	$120,038	$117,512

Degree Days:	34	18	3,033	2,753

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.

SJG-27

Throughput - Total gas throughput decreased 10.8 MMdts or 36.7%, and 21.8 MMdts, or 23.5%, for the three and nine months ended September 30, 2009, compared with the same periods in 2008, respectively.  Off-System sales (OSS) and capacity release volume decreased substantially as SJG’s portfolio of assets available for such activities has been reduced under the Conservation Incentive Program, as discussed under “Rates and Regulation” in Item 7 of SJG’s Form 10-K for the year ended December 31, 2008.  As the majority of profits from OSS and capacity release are returned to the ratepayers via a BPU-approved sharing formula, the decrease in such activities had a negligible impact on SJG earnings as reflected in the margin table above.  Firm throughput increased in the residential market, primarily on a year-to-date basis, as a result of 10.2% colder weather, as reflected by the degree day data in the table above, and the addition of 3,672 residential customers during the 12-month period ended September 30, 2009.  Changes in throughput in other customer categories were not significant.

Conservation Incentive Program (CIP) - The effects of the CIP on our net income and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Income Benefit:
CIP – Weather Related	$-	$-	$(0.1)	$1.6
CIP – Usage Related	(0.2)	0.1	6.3	7.4
Total Net Income Benefit	$(0.2)	$0.1	$6.2	$9.0

Weather Compared to 20-Year Average	30.5% warmer	62.5% warmer	0.2% colder	9.0% warmer
Weather Compared to Prior Year	85.3% colder	14.3% warmer	10.2% colder	7.8% warmer

SJG-28

Operating Revenues  - Revenues decreased $8.3 million during the three months ended September 30, 2009 compared to the same period in the prior year.  This was the result of a substantial decrease in off-system sales (OSS) and capacity release revenue, which decreased by $12.5 million and $2.3 million, respectively, during the third quarter of 2009 versus 2008.  These decreases were primarily related to a reduction in SJG’s portfolio of assets available for such activities under the provisions of the CIP during 2008, as noted above under “Throughput,” and a significant decrease in the average cost per unit sold during 2009.  As a result of steady declines in the cost on natural gas prices during 2009, OSS unit sales prices had dropped from an average of $9.88 per decatherm (Dt) during the third quarter of 2008 to only $3.50 per Dt during the third quarter of 2009.  As reflected in the Margin table above, the impact of lower OSS and Capacity Release did not have a material impact on the earnings of the Company, as SJG is required to share 85% of the profits of such activity with the rate payers.  The decreases noted above were partially offset by higher revenue from firm customers in the third quarter of 2009 as a result of colder weather during the month of September 2009, compared with last September, and the addition of 3,890 customers over the last twelve months.    Further adding to revenue during the third quarter of 2009 was the recognition of $5.7 million of revenue under the Basic Gas Supply Service (BGSS) clause that had previously been deferred.  While changes in gas costs and BGSS recoveries may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed under “Margin.”

Revenues decreased $31.8 million during the nine months ended September 30, 2009 compared to the same period in the prior year.  This decrease was the result of a substantial decrease in off-system sales (OSS) and capacity release revenue, which decreased by $49.8 million and $5.7 million, respectively, during the first nine months of 2009 versus 2008.  These decreases were partially offset by several factors including higher firm sales resulting from 10.2% colder weather during the first nine months of 2009, the addition of 3,890 customers over the last twelve months, and a higher Basic Gas Supply Service (BGSS) rate in effect during the period.  During the nine months ended September 30, 2009, the BGSS rate was 11.1% higher than the rate in effect during the same time last year and resulted in an additional $25.3 million of revenue over the prior year.   This increase was necessary to fully recover higher gas costs incurred through most of 2008.  However, as SJG does not profit from the sale of the commodity, the BGSS rate increase did not have an impact on Company profitability.

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

SJG-29

Total margin increased $0.4 million, or 2.1%, for the three months ended September 30, 2009 compared with the same period in 2008 due to customer additions, as noted above, and profits earned through the Company’s Capital Investment Recovery Tracker (CIRT).   As discussed in Note 2 to the Financial Statements, the CIRT was approved by the BPU in April 2009. The CIRT allows the Company to accelerate certain capital spending and also earn a return of, and a return on, investment at the time the investment is made. The CIRT added $0.6 million of pre-tax margin in the third quarter of 2009. Partially offsetting these increases were lower margins from OSS and capacity release resulting from decreased volumes as discussed above under “Throughput” and “Operating Revenues”.

Total margin increased $2.5 million, or 2.1%, for the nine months ended September 30, 2009 compared with the same period in 2008 primarily due to customer additions, and increased earnings from the CIRT as noted above.  Partially offsetting these increases were lower margins from OSS and capacity release as noted above.  The CIP protected $10.5 million of pre-tax margin in the first nine months of 2009 that would have been lost due to lower customer usage, compared to $15.3 million in the same period last year.  Of these amounts, $(0.2) million and $2.7 million were related to weather variations and $10.7 million and $12.6 million were related to other customer usage variations in 2009 and 2008, respectively.

Operating Expenses - A summary of changes in operating expenses (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2009 vs. 2008	2009 vs. 2008

Operations	$1,351	$6,062
Maintenance	376	750
Depreciation	382	909
Energy and Other Taxes	60	359

Operations – Operations expense increased $1.3 million and $6.1 million for the three and nine months ended September 30, 2009, respectively, as compared with the same periods in 2008.  The increase is primarily comprised of the following factors.

SJG-30

First, the cost of providing employee benefits, including pension and other postretirement benefit plans, increased by $1.0 million and $3.0 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.  This was the result of significant losses in the assets of those plans during 2008. Additional information regarding these benefit plans can be found in Note 8 of the Notes to the Condensed Financial Statements.  Second, our spending under the New Jersey Clean Energy Programs (NJCEP) increased $0.2 million per quarter compared to the same periods last year.  Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period. The BPU-approved NJCEP allows for full recovery of costs, including carrying costs when applicable.  As a result, the increase in expense had no impact on our net income.  Third, corporate support, governance and compliance costs, primarily attributable to our parent, SJI, also rose $0.4 million and $0.9 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.  Fourth, expenses associated with the reserve for uncollectible customer accounts (decreased) increased $(0.3) million for the three months and $0.3 million for the nine months ended September 30, 2009 compared with the same periods last year.   Changes in the uncollectible reserve are the result of fluctuations in levels of customer account receivable balances, which were higher than one year ago due to colder weather, more customers and a higher BGSS rate in effect, as discussed previously under “Operating Revenues.” Finally, SJG experienced increases in various other areas including general compensation increases; higher bank fees to support higher lines of credit available to the Company; and higher insurance costs.

Maintenance - Maintenance expense increased during the three and nine months ended September 30, 2009, compared with the same periods in 2008, primarily due to higher levels of Remediation Adjustment Clause (RAC) amortization.  RAC-related expenses do not affect earnings as we recognize an offsetting amount in revenues.

Depreciation - Depreciation expense increased during the three and nine months ended September 30, 2009, as compared with the same periods in 2008, due mainly to SJG’s continuing investment in utility plant.

SJG-31

Energy and Other Taxes - Energy and Other Taxes increased during the three and nine months ended September 30, 2009, compared with the same periods in 2008, primarily due to higher energy-related taxes. Higher taxable firm throughput in 2009 resulted from colder weather and more customers, as previously discussed.

Interest Charges – Interest Charges decreased by $0.5 million and $1.8 million during the three and nine months ended September 30, 2009, compared with the same periods in 2008.   The decreases were the result of significantly lower average short-term interest rates, partially offset by higher debt levels during 2009.

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

Cash Flows from Operating Activities -    Liquidity needs are first met with net cash provided by operating activities.  Net cash provided by operating activities totaled $86.3 million and $35.8 million in the first nine months of 2009 and 2008, respectively.  Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Net cash provided by operating activities in the first nine months of 2009 compared favorably to the same period in 2008 as the price of natural gas in storage at the end of 2008 was much higher than at the prior year end.  The withdrawal of that high priced gas from inventory and the subsequent replenishment of those inventories with low priced gas, coupled with higher weather related customer demand, significantly increased cash inflows in the first nine months of 2009.  The higher weather related demand also increased collections from customers under regulatory clauses.  The Company has also incurred lower environmental remediation costs in 2009 compared to 2008.  The lower environmental remediation costs include a decrease in remediation expenditures, as well as increased insurance recoveries in the first nine months of 2009, compared to the same period in 2008.

SJG-32

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital purchases was $54.9 million and $37.3 million during the first nine months of 2009 and 2008, respectively.  The increase is primarily due to the accelerated infrastructure investment program which was approved by the BPU in April 2009 and allows the Company to accelerate $103.0 million of capital spending into 2009 and 2010.  We estimate the net cash outflows for construction projects for fiscal years 2009, 2010 and 2011 to be approximately $129.1 million, $101.2 million and $57.1 million, respectively.

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

Credit facilities and available liquidity as of September 30, 2009 were as follows (in thousands):

	Total Facility	Usage (A)	Available Liquidity	Expiration Date

Revolving Credit Facility	$100,000	$80,100	$19,900	August 2011
Line of Credit	40,000	—	40,000	December 2009 (B)
Uncommitted Bank Lines	45,000	6,500	38,500	Various

Total	$185,000	$86,600	$98,400

(A)  Includes letter of credit in the amount of $0.1 million.
(B)  SJG anticipates extending this line of credit during the fourth quarter of 2009.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our future liquidity needs.

SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, the company has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance our long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. In July 2009, SJG filed a petition with the New Jersey Board of Public Utilities requesting approval to issue up to $150.0 million in long-term debt by September 2011. The timing, terms and amount will vary depending on market conditions. In June 2008, SJG repurchased $25.0 million of its auction-rate securities at par by drawing under its lines of credit. That action resulted in a $25.0 million reduction in long-term debt on SJG's balance sheet. SJG converted these auction-rate securities to variable-rate demand bonds and remarketed them to the public during the third quarter of 2008. No other long-term debt was issued during 2008 or 2009.

SJG-33

SJG’s capital structure was as follows:

	As of September 30, 2009	As of December 31, 2008

Common Equity	52.4%	49.5%
Long-Term Debt	36.8	36.4
Short-Term Debt	10.8	14.1

Total	100.0%	100.0%

SJG’s long-term, senior secured debt is rated “A” and “A2” by Standard & Poor’s and Moody’s Investor Services, respectively. Moody’s Investor Service raised SJG’s senior secured rating to “A3” from “Baal” in February of 2009, and then raised it again to “A2” in August 2009.  Moody’s also assigned an Issuer Rating of “Baa1” to SJG in August 2009.

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $420.6 million at September 30, 2009.

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Net cash outflows for capital expenditures and remediation projects for the nine months ended September 30, 2009 amounted to $54.9 million and $3.4 million, respectively. Management estimates net cash outflows for construction projects for 2009, 2010 and 2011, to be approximately $129.1 million, $101.2 million and $57.1 million, respectively.  Total cash outflows for remediation projects are expected to be $4.8 million, $19.4 million and $10.4 million for 2009, 2010, and 2011, respectively.  As discussed in Notes 2 and 12 to the Financial Statements in Item 8 of SJG’s 10-K as of December 31, 2008, environmental remediation costs are subject to recovery from insurance carriers and ratepayers.

SJG-34

SJG provided a $25.2 million letter of credit, outside of the revolving credit facility, to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG's natural gas distribution system.  This letter of credit expires in August 2010.

SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of September 30, 2009, average $44.7 million annually and total $186.1 million over the contracts’ lives. Approximately 26% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

Contractual Cash Obligations –   Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2008.  There were no significant changes to SJG’s contractual cash obligations except for commodity supply purchase obligations which increased by approximately $29.1 million.  This was primarily due to agreements made to extend several services for an additional 10-year period, partially offset by the expiration of obligations during the first nine months of 2009.

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

SJG-35

Ratio of Earnings to Fixed Charges - Our ratio of earnings to fixed charges for each of the periods indicated is as follows:

Twelve Months Ended Sept. 30,		Year Ended December 31,
2009		2008		2007		2006		2005		2004

4.7	x	4.4	x	4.1	x	3.8	x	4.0	x	3.9	x

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

We transact commodities on a physical basis and typically do not enter into financial derivative positions directly. South Jersey Resources Group, LLC (SJRG), an affiliate by common ownership, manages our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. It is management’s policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. The majority of our contracts are typically less than 12-months long. The fair value and maturity of all these energy trading and hedging contracts determined using mark-to-market accounting as of September 30, 2009 is as follows (in thousands):

SJG-36

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total

Prices Actively Quoted (NYMEX)	$1,932	$647	$2,579

Prices Provided by Other External Sources (Basis)	309	332	641

Total	$2,241	$979	$3,220

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total

Prices Actively Quoted (NYMEX)	$13,445	$776	$14,221

Prices Provided by Other External Sources (Basis)	864	437	1,301

Total	$14,309	$1,213	$15,522

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location.  Contracted volumes of our NYMEX contracts are 15.0 MMDth with a weighted-average settlement price of $6.49 per dth.  Contracted volumes of our Basis contracts are 5.5 MMDth with a weighted average settlement price of $1.06 per dth.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2009	$(28,970)
Contracts Settled During the Nine Months ended September 30, 2009, Net	24,145
Other Changes in Fair Value from Continuing and New Contracts, Net	(7,477)
Net Derivatives — Energy Related Liability, September 30, 2009	$(12,302)

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at September 30, 2009, was $86.5 million and averaged $95.3 million during the first nine months of 2009. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $0.6 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2009 –32 b.p. decrease (year-to-date); 2008 - 317 b.p. decrease; 2007 - 36 b.p. decrease; 2006 - 72 b.p. increase; and 2005 - 191 b.p. increase.  As of September 30, 2009, our average borrowing cost, which changes daily, was 0.64%.

SJG-37

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of September 30, 2009, the interest costs on all of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative.  Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.  However, due to general market conditions during 2008, the demand for auction-rate securities was disrupted resulting in increased interest rate volatility for tax-exempt auction-rate debt.  As a result, the $25.0 million of tax-exempt auction-rate debt issued by the Company (and repurchased in June 2008) was exposed to changes in interest rates that were not completely mitigated by the related interest rate derivatives.  The auction-rate debt was converted to another form of variable-rate debt and resold in the public market in August 2008.  The original interest rate derivatives remain in place and are expected to substantially offset changes in interest rates on the security.

As of September 30, 2009, SJG’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type
$12,500,000	3.430%	12/01/2006	02/01/2036	Tax-exempt
$12,500,000	3.430%	12/01/2006	02/01/2036	Tax-exempt

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. Based on that evaluation, SJG’s chief executive officer and chief financial officer concluded   that the disclosure controls and procedures employed at SJG are effective.

SJG-38

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended   September 30, 2009 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 35.

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

SJG-39

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY

(Registrant)

Dated: November 6, 2009	By:	/s/ Edward J. Graham
Edward J. Graham
President & Chief Executive Officer

Dated: November 6, 2009	By:	/s/ David A. Kindlick
David A. Kindlick
Senior Vice President & Chief Financial Officer

SJG-40