Form 10-Q
period 2010-03-31
SOUTH JERSEY GAS CO/NEW
filed 2010-05-07
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No☒

As of May 3, 2010 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

SJG-1

SJG-2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2010	2009

Operating Revenues	$196,716	$243,113

Operating Expenses:
Cost of Sales (Excluding depreciation)	116,875	165,977
Operations	17,807	17,360
Maintenance	2,816	2,156
Depreciation	7,079	6,633
Energy and Other Taxes	4,348	4,621

Total Operating Expenses	148,925	196,747

Operating Income	47,791	46,366

Other Income and Expense	233	324

Interest Charges	(4,015)	(4,097)

Income Before Income Taxes	44,009	42,593

Income Taxes	(18,139)	(17,615)

Net Income	$25,870	$24,978

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG-3

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2010	2009

Net Income	$25,870	$24,978

Other Comprehensive Gain (Loss) - Net of Tax:

Unrealized Gain (Loss) on Available-for-Sale Securities	144	(170)
Unrealized Gain on Derivatives - Other	7	7

Other Comprehensive Gain (Loss) - Net of Tax *	151	(163)

Comprehensive Income	$26,021	$24,815

* Determined using a combined statutory tax rate of 41.08%

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG-4

SOUTH JERSEY GAS COMPANY

 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2010	2009

Net Cash Provided by Operating Activities	$72,204	$51,274

Cash Flows from Investing Activities:
Capital Expenditures	(37,414)	(15,676)
Investment in Long-Term Receivables	(910)	(2,044)
Proceeds from Long-Term Receivables	609	2,869

Net Cash Used in Investing Activities	(37,715)	(14,851)

Cash Flows from Financing Activities:
Net Repayments of Lines of Credit	(47,400)	(32,975)
Principal Repayments of Long-Term Debt	-	(10)
Proceeds from Issuance of Long-Term Debt	15,000	-
Payments for Issuance of Long-Term Debt	(559)	-

Net Cash Used in Financing Activities	(32,959)	(32,985)

Net Increase in Cash and Cash Equivalents	1,530	3,438
Cash and Cash Equivalents at Beginning of Period	1,993	2,228

Cash and Cash Equivalents at End of Period	$3,523	$5,666

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG-5

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31,	December 31,
	2010	2009
Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,306,746	$1,275,792
Accumulated Depreciation	(320,781)	(314,627)

Property, Plant and Equipment - Net	985,965	961,165

Investments:
Available-for-Sale Securities	6,195	5,941
Restricted Investments	132	132

Total Investments	6,327	6,073

Current Assets:
Cash and Cash Equivalents	3,523	1,993
Accounts Receivable	102,729	41,392
Accounts Receivable - Related Parties	732	974
Unbilled Revenues	25,587	47,333
Provision for Uncollectibles	(3,847)	(3,915)
Natural Gas in Storage, average cost	9,626	23,711
Materials and Supplies, average cost	2,867	4,854
Prepaid Taxes	-	13,796
Derivatives - Energy Related Assets	11	797
Other Prepayments and Current Assets	2,214	2,248

Total Current Assets	143,442	133,183

Regulatory and Other Noncurrent Assets:
Regulatory Assets	231,355	240,462
Unamortized Debt Issuance Costs	6,263	5,829
Long-Term Receivables	7,393	7,693
Derivatives - Energy Related Assets	108	333
Other	2,349	2,324

Total Regulatory and Other Noncurrent Assets	247,468	256,641

Total Assets	$1,383,202	$1,357,062

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG-6

SOUTH JERSEY GAS COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	March 31,	December 31,
	2010	2009

Capitalization and Liabilities

Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	200,716	200,716
Accumulated Other Comprehensive Loss	(6,179)	(6,330)
Retained Earnings	254,665	231,296

Total Common Equity	455,050	431,530

Long-Term Debt	265,000	250,000

Total Capitalization	720,050	681,530

Current Liabilities:
Notes Payable	62,000	109,400
Current Portion of Long-Term Debt	35,000	35,000
Accounts Payable - Commodity	17,418	19,630
Accounts Payable - Other	21,948	21,947
Accounts Payable - Related Parties	11,736	12,120
Derivatives - Energy Related Liabilities	22,254	9,799
Deferred Income Taxes - Net	7,893	11,642
Customer Deposits and Credit Balances	15,197	13,542
Environmental Remediation Costs	25,160	22,499
Taxes Accrued	25,678	8,548
Pension Benefits	1,066	1,066
Interest Accrued	4,467	5,979
Dividends Declared	2,501	-
Other Current Liabilities	6,655	7,839

Total Current Liabilities	258,973	279,011

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	54,824	50,193
Deferred Income Taxes - Net	214,020	210,925
Environmental Remediation Costs	43,361	46,557
Asset Retirement Obligations	23,115	22,960
Pension and Other Postretirement Benefits	59,078	57,699
Investment Tax Credits	1,440	1,517
Derivatives - Energy Related Liabilities	2,108	504
Derivatives - Other	2,017	1,956
Other	4,216	4,210

Total Regulatory and Other Noncurrent Liabilities	404,179	396,521

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,383,202	$1,357,062

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG-7

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE ENTITY - South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of South Jersey Gas Company (SJG), a regulated natural gas utility. SJG distributes natural gas in the seven southern most counties of New Jersey. In our opinion, the condensed financial statements reflect all normal and recurring adjustments needed to fairly present our financial position and operating results at the dates and for the periods presented. SJG’s business is subject to seasonal fluctuations and accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. As permitted by the rules and regulations of the Securities and Exchange Commission, the accompanying condensed financial statements contain certain condensed financial information and exclude certain note disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These condensed financial statements should be read in conjunction with SJG’s 2009 Form 10-K for a more complete discussion of our accounting policies and certain other information.

REVENUE BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both revenues and cost of sales, and totaled $3.8 million and $4.1 million for the three months ended March 31, 2010 and 2009, respectively.

CAPITALIZED INTEREST - SJG capitalizes interest on construction at the rate of return on rate base utilized by the New Jersey Board of Public Utilities (BPU) to set rates in our last base rate proceeding.   See Note 2 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2009.  Capitalized interest is included in Utility Plant on the condensed balance sheets. Interest Charges are presented net of capitalized interest on the condensed statements of income.   The amount of interest capitalized by SJG for the three months ended March 31, 2010 and 2009 was not significant.

 DERIVATIVE INSTRUMENTS — SJG is involved in buying, selling, transporting and storing natural gas and is subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company, through its affiliate South Jersey Resources Group (SJRG), uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, futures contracts, swap agreements and options contracts. As of March 31, 2010, SJG had outstanding derivative contracts intended to limit the exposure to market risk on 28.6 MMdts of expected future purchases of natural gas. These contracts, which do not qualify for the normal purchase and sale exemption and have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives —Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed balance sheets. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed balance sheets. As of March 31, 2010 and December 31, 2009, SJG had $24.2 million and $9.2 million of unrealized losses, respectively, included in its BGSS related to open financial contracts.

The Company has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives-Other on the condensed balance sheets. The fair value represents the amount SJG would have to pay the counterparty to terminate these contracts as of those dates. There have been no significant changes to the Company’s active interest rate swaps since December 31, 2009 which are described in Note 1 to the Financial Statements in Item 8 of SJG’s Annual Report on Form 10-K as of December 31, 2009. Management believes that, subject to BPU approval, the market value upon termination of these interest rate derivatives can be recovered in rates and therefore these unrealized losses have been included in Regulatory Assets on the condensed balance sheets.

SJG-8

The fair values of all derivative instruments, as reflected in the condensed balance sheets as of March 31, 2010 and December 31, 2009, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	March 31, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:

Derivatives – Energy Related – Current	$11	$22,254	$797	$9,799

Derivatives – Energy Related – Non-Current	108	2,108	333	504

Interest rate contracts:

Derivatives – Other	-	2,017	-	1,956

Total derivatives not designated as hedging instruments under GAAP	$119	$26,379	1,130	12,259

The effect of derivative instruments on the condensed statements of income for the three months ended March 31, 2010, and 2009 are as follows (in thousands):

	Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	2010	2009
Interest Rate Contracts:
Losses reclassified from accumulated OCI into income (a)	$(12)	$(12)

(a) Included in Interest Charges

 Net realized losses associated with SJG’s energy related financial commodity contracts of $4.0 million and $16.9 million for the three months ended March 31, 2010 and 2009 respectively, are not included in the above table.  These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

STOCK-BASED COMPENSATION PLANS - The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at March 31, 2010, and the assumptions used to estimate the fair value of the awards:

Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate

Jan. 2008	9,238	$34.030	21.7%	2.9%
Jan. 2009	8,318	$39.350	28.6%	1.2%
Jan. 2010	10,024	$39.020	29.0%	1.65%

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

The cost of restricted stock awards during the three months ended March 31, 2010 and 2009 approximated $85,900 and $74,200, respectively.

SJG-9

As of March 31, 2010, there was $0.6 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes information regarding restricted stock award activity during the three months ended March 31, 2010, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2010	17,556	$36.551

Granted	10,024	39.020

Nonvested Shares Outstanding, March 31, 2010	27,580	$37.448

During the three months ended March 31, 2010, SJG awarded 14,400 shares that had vested at December 31, 2008, to its officers at a market value of $0.5 million. During the three months ended March 2009, SJG awarded 13,640 shares at a market value of $0.5 million. SJG has a policy of making cash payments to SJI to satisfy its obligations under this plan. Cash payments to SJI during the three months ended March 31, 2010 and 2009 were approximately $0.3 million and $0.2 million, respectively, relating to stock awards. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

NEW ACCOUNTING PRONOUNCEMENTS — No new accounting pronouncement issued or effective during 2009 and 2010 had, or is expected to have, a material impact on the condensed financial statements.

HEALTH CARE LEGISLATION – In March 2010, the President of the United States signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (the “Acts”).  The Acts contain provisions which could impact our accounting for retiree medical benefits in future periods.  However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available.  Based on the analysis to date of the provisions in the Acts in which the impacts are reasonably determinable, a re-measurement of our Other Postretirement Benefits liability is not required at this time.  See Note 10 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2009 for additional information related to SJG’s pension and other postretirement benefits.

2.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the BPU.  In November 2009, the Company filed its annual CIRT petition, seeking an increase in revenue of $9.9 million over 2009.  The CIRT rate increase was provisionally approved by the BPU effective January 1, 2010.  On January 15, 2010, SJG filed a petition for an increase in the Company’s base rates.  As of SJG’s last base rate case, and through December 31, 2010, it is expected that $465.2 million will be invested in utility plant in service.  The filing requested incremental revenue of $35.9 million, or a 7.1% increase.  In addition, the petition seeks approval for a new tracker mechanism, the Reliability Tracker. This petition is still pending. The base rate petition also seeks various other modifications to SJG’s tariff. There have been no other significant regulatory actions or changes to SJG’s rate structure since December 31, 2009. See Note 2 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2009.

3.	REGULATORY ASSETS AND LIABILITIES:

There have been no significant changes to the nature of SJG’s regulatory assets and liabilities since December 31, 2009, which are described in Notes 2 and 3 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2009.

SJG-10

Regulatory Assets consisted of the following items (in thousands):

	March 31,	December 31,
	2010	2009
Environmental Remediation Costs:
Expended - Net	$40,788	$42,924
Liability for Future Expenditures	68,521	69,056
Income Taxes - Flowthrough Depreciation	1,507	1,752
Deferred Asset Retirement Obligation Costs	22,562	22,438
Deferred Pension and Other Postretirement Benefit Costs	71,098	71,192
Deferred Gas Costs - Net	567	6,519
Conservation Incentive Program Receivable	15,378	16,672
Societal Benefit Costs Receivable	2,082	1,872
Premium for Early Retirement of Debt	1,005	1,046
Other Regulatory Assets	7,847	6,991

Total Regulatory Assets	$231,355	$240,462

Regulatory Liabilities consisted of the following items (in thousands):

	March 31,	December 31,
	2010	2009
Excess Plant Removal Costs	$48,731	$48,715
Other Regulatory Liabilities	6,093	1,478

Total Regulatory Liabilities	$54,824	$50,193

DEFERRED GAS COSTS – NET – Over/under collections of gas costs are monitored through SJG’s Basic Gas Supply Service Clause (BGSS) mechanism.  Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability.  Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval.  The BGSS decreased from a $6.5 million regulatory asset at December 31, 2009 to a $0.6 million regulatory asset at March 31, 2010 primarily as a result of gas costs recovered from customers exceeding the actual cost of the commodity incurred during the first quarter.  Gas cost recoveries are typically very high in the first and fourth quarters of the year as customer consumption is at its highest point during the winter months.    This was partially offset by a change in the fair value of energy related derivatives, resulting primarily from a decrease in the average future NYMEX prices which offset $15.1 million of the decrease.

4.	RELATED PARTY TRANSACTIONS:

There have been no significant changes in the nature of SJG’s related party transactions since December 31, 2009. See Note 4 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2009 for a detailed description of such transactions.

A summary of related party transactions, excluding pass-through items, included in Operating Revenues were as follows, (in thousands):

	Three Months Ended March 31,
	2010	2009
Operating Revenues/Affiliates:
SJRG	$563	$2,892
Other	127	146
Total Operating Revenues/Affiliates	$690	$3,038

SJG-11

Related party transactions, excluding pass-through items, included in Operating Expenses were as follows, (in thousands):

	Three Months Ended March 31,
	2010	2009
Costs of Sales/Affiliates (Excluding depreciation):
SJRG	$14,582	$26,726
Derivative Losses (See Note 1): *
SJRG	$4,047	$16,910

* Contracts used to hedge natural gas purchases. Included in Cost of Sales on the Condensed Statement of Income.

Operations Expense/Affiliates
SJI	$1,928	$1,772
SJIS	1,503	1,283
Millennium	688	713
Other	(54)	(74)
Total Operations Expense/Affiliates	$4,065	$3,694

5.	FINANCIAL INSTRUMENTS:

Restricted Investments - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of both March 31, 2010 and December 31, 2009, the escrowed proceeds, including interest earned, totaled $0.1 million.  The carrying amounts of the Restricted Investments approximate their fair value at March 31, 2010 and December 31, 2009.

Long-Term Receivables – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $10.4 million and $10.8 million as of March 31, 2010 and December 31, 2009, respectively.  The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the balance sheet.  The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amounts of $1.3 million and $1.2 million as of March 31, 2010 and December 31, 2009, respectively.  The annual amortization to interest is not material to SJG’s financial statements.  The carrying amounts of these receivables approximate their fair value at March 31, 2010 and December 31, 2009.

Long-Term Debt – In March 2010, SJG issued in a private placement, $15.0 million aggregate principal amount of its Medium Term Notes. These notes bear interest at 4.84%, are secured by a first mortgage lien on substantially all utility plant and are due in 2026. The estimated fair values of SJG’s long-term debt, including current maturities, as of March 31, 2010 and December 31, 2009, were $355.1 million and $331.5 million, respectively. We based the estimates on interest rates available to SJG at the end of each period for debt with similar terms and maturities. Carrying amounts as of March 31, 2010 and December 31, 2009, were $300.0 million and $285.0 million, respectively. We retire debt when it is cost effective as permitted by the debt agreements.

SJG-12

6.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of March 31, 2010 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date

Revolving Credit Facility	$100,000	$40,000	$60,000	August 2011
Line of Credit	40,000	—	40,000	December 2010 (A)
Uncommitted Bank Lines	55,000	22,000	33,000	Various

Total	$195,000	$62,000	$133,000

(A)  SJG anticipates extending this line of credit during the fourth quarter of 2010.

All committed facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis.  SJG was in compliance with these covenants as of March 31, 2010.  Borrowings under these credit facilities are at market rates.  The weighted average borrowing cost, which changes daily, was 0.87% and 1.12% at March 31, 2010 and 2009, respectively.

7.	RETAINED EARNINGS:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $455.1 million at March 31, 2010.

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of March 31, 2010, these loan restrictions did not affect the amount that may be distributed from SJG’s retained earnings.

8.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three months ended  March 31, 2010 and 2009, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Service Cost	$662	$692	$199	$210
Interest Cost	1,744	1,707	686	599
Expected Return on Plan Assets	(1,498)	(1,508)	(338)	(304)
Amortizations:
Prior Service Cost (Credits)	47	55	(74)	(69)
Actuarial Loss	1,062	1,079	382	356
Net Periodic Benefit Cost	2,017	2,025	855	792
Capitalized Benefit Costs	(988)	(992)	(419)	(388)
Total Net Periodic Benefit Expense	$1,029	$1,033	$436	$404

Capitalized benefit costs reflected in the table above relate to our construction program.

No contributions were made to the pension plans during the three-month periods ended March 31, 2010 and 2009.  However, SJG expects to make a contribution of approximately $6.4 million during the second quarter in order to improve the funded status of the plans and partially offset the increase in expense caused by the amortization of losses realized on plan assets during 2008.

See Note 10 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2009 for additional information related to SJG’s pension and other postretirement benefits.

SJG-13

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

ENVIRONMENTAL REMEDIATION COSTS - SJG incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. There have been no changes to the status of SJG’s environmental remediation efforts since December 31, 2009, as described in Note 11 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2009.

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

 COLLECTIVE BARGAINING AGREEMENTS - Unionized personnel represent approximately 66% of our workforce at March 31, 2010. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (“IBEW”) and the International Association of Machinists and Aerospace Workers (“IAM”).  The Company and the IBEW operate under a collective bargaining agreement that runs through February 2013.   Unionized employees represented by the IAM operate under a collective bargaining agreement that expires in August 2014.

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

SJG-14

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category as of March 31, 2010 is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets -

Available-for-Sale Securities (A)	$6,195	$6,195	$-	$-
Derivatives – Energy Related Assets (B)	119	70	49	-
	$6,314	$6,265	$49	$-

Liabilities -

Derivatives – Energy Related Liabilities (B)	$24,362	$21,005	$3,357	$-
Derivatives – Other (C)	2,017	-	2,017	-
	$26,379	$21,005	$5,374	$-

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

OVERVIEW:

Organization - SJG is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers to their customers. SJG served 345,350 customers at March 31, 2010 compared with 341,896 customers at March 31, 2009.

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

SJG-15

A discussion of these and other risks and uncertainties may be found in SJG’s Form 10-K for the year ended December 31, 2009 and in other filings made by us with the Securities and Exchange Commission. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Quarterly Report on Form 10-Q, or in any document incorporated by reference, at the date of such document. While SJG believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJG undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies - Estimates and Assumptions - Management must make estimates and assumptions that affect the amounts reported in the condensed financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our condensed financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement benefit costs, and revenue recognition. A discussion of these estimates and assumptions may be found in SJG’s Form 10-K for the year ended December 31, 2009.

New Accounting Pronouncements -   No new accounting pronouncement issued or effective during 2009 and 2010 had, or is expected to have, a material impact on the condensed financial statements.

Regulatory Actions – Other than the changes discussed in Note 2 to the condensed financial statements, there have been no significant regulatory actions since December 31, 2009. See detailed discussions concerning Regulatory Actions in Note 2 to the Financial Statements in item 8 of SJG’s Form 10-K for the year ended December 31, 2009.

Environmental Remediation –There have been no significant changes to the status of SJG’s environmental remediation efforts since December 31, 2009. See detailed discussion concerning Environmental Remediation in Note 12 to the Financial Statements in Item 8 of SJG’s Form 10-K for the year ended December 31, 2009.

Competition - See detailed discussion concerning competition in SJG’s Form 10-K for the year ended December 31, 2009.

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The number of customers purchasing their natural gas from marketers was 28,398 and 28,054 at March 31, 2010 and 2009, respectively.

SJG-16

RESULTS OF OPERATIONS:

The following table summarizes the composition of selected gas utility data for the three months ended March 31, (in thousands, except for degree day data):

	Three Months Ended
	March 31,
	2010	2009
Throughput – dth:
Firm Sales -
Residential	11,431	11,517
Commercial	2,694	2,877
Industrial	148	149
Cogeneration & Electric Generation	44	14
Firm Transportation -
Residential	982	1,007
Commercial	2,641	2,571
Industrial	3,089	3,052
Cogeneration & Electric Generation	2,193	433
Total Firm Throughput	23,222	21,620

Interruptible Sales	3	2
Interruptible Transportation	586	636
Off-System	1,116	2,694
Capacity Release	10,189	8,449
Total Throughput	35,116	33,451

	Three Months Ended
	March 31,
	2010	2009
Utility Operating Revenues:
Firm Sales -
Residential	$137,515	$168,638
Commercial	29,623	36,526
Industrial	1,795	1,811
Cogeneration & Electric Generation	411	273
Firm Transportation -
Residential	4,454	4,695
Commercial	8,599	7,914
Industrial	3,976	3,587
Cogeneration & Electric Generation	2,009	459
Total Firm Revenues	188,382	223,903

Interruptible Sales	48	40
Interruptible Transportation	607	557
Off-System	6,924	16,902
Capacity Release	518	1,440
Other	237	271
Total Utility Operating Revenues	196,716	243,113

Less:
Cost of Sales	116,875	165,977
Conservation Recoveries*	3,119	3,265
RAC Recoveries*	1,741	1,209
EET Recoveries*	179	-
Revenue Taxes	3,752	4,071
Utility Margin	$71,050	$68,591

SJG-17

Margin:
Residential	$45,300	$45,590
Commercial and Industrial	14,958	15,429
Cogeneration and Electric Generation	709	340
Interruptible	38	46
Off-system & Capacity Release	309	702
Other Revenues	236	270
Margin Before Weather Normalization & Decoupling	61,550	62,377
CIRT Mechanism	2,024	-
CIP Mechanism	7,442	6,214
EET Mechanism	34	-
Utility Margin	$71,050	$68,591

Degree Days:	2,433	2,518

 *Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.

Throughput - Total gas throughput increased 1.7 MMdts, or 5.0%, for the three months ended March 31, 2010, compared with the same period in 2009.    This increase was realized in the cogeneration market as a single customer increased its contract significantly during the winter season to shift supply from its pipeline supplier to SJG.  With the exception of cogeneration throughput, firm throughput in all other categories remained consistent between the two quarters.  While the Company was successful in adding approximately 3,100 firm sales customers over the twelve month period ended March 31, 2010, representing a 1% increase, 3.4% warmer weather negated the impact on throughput from those customers.

Conservation Incentive Program (CIP) - The effects of the CIP on our net income and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended March 31,
	2010	2009
Net Income Benefit:
CIP – Weather Related	$0.4	$(0.6)
CIP – Usage Related	4.0	4.3
Total Net Income Benefit	$4.4	$3.7

Weather Compared to 20-Year Average	0.2% colder	3.7% colder
Weather Compared to Prior Year	3.4% warmer	11.2% colder

Operating Revenues  - Revenues decreased $46.4 million during the three months ended  March 31, 2010 compared with the same period in the prior year.  Firm revenues decreased $35.5 million, or 15.9%, primarily as a result of a lower Basic Gas Supply Service (BGSS) rate in effect during the first quarter of 2010.  The BGSS rate had been reduced 21% in October 2009 to address lower natural gas costs in 2009 and forecasted through 2010.  While changes in gas costs and BGSS recoveries may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed under “Margin.”  There was also a $10.0 million decrease in off-system sales (OSS) during the first quarter of 2010 versus 2009.  This decrease was primarily related to a reduction in SJG’s portfolio of assets available for such activities under the provisions of the CIP, as discussed under “Rates and Regulation” in Item 7 of SJG’s Form 10-K for the year ended December 31, 2009.  As reflected in the Margin table above, the impact of lower OSS did not have a material impact on the earnings of the Company, as SJG is required to share 85% of the profits of such activity with the rate payers.

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

SJG-18

Total margin increased $2.5 million, or 3.6%, for the three months ended March 31, 2010 compared with the same period in 2009 due to customer additions, as noted above, and profits earned through the Company’s Capital Investment Recovery Tracker (CIRT).   The CIRT was approved by the BPU in April 2009 and allows the Company to accelerate certain capital spending and also earn a return of, and a return on, investment at the time the investment is made. The CIRT added $2.0 million of pre-tax margin in the first quarter of 2010.

The CIP protected $7.4 million of pre-tax margin in the first quarter of 2010 that would have been lost due to lower customer usage, compared to $6.2 million in the same period last year.  Of these amounts, $0.7 million and $(1.1) million were related to weather variations and $6.7 million and $7.3 million were related to other customer usage variations in 2010 and 2009, respectively.

Operating Expenses - A summary of changes in operating expenses (in thousands):

Three Months Ended March 31,
2010 vs. 2009

Operations	$447
Maintenance	660
Depreciation	446
Energy and Other Taxes	(273)

Operations – Operations expense increased $0.4 million for the three months ended March 31, 2010 as compared with the same period in 2009.  The increase is primarily comprised of the following factors:

First, bank fees increased $0.4 million to support credit availability and the Company’s variable-rate debt.  Second, insurance costs increased $0.2 million to address the changing value of claims outstanding.  The Company also offered a voluntary separation program to its unionized workforce in an effort to reduce future labor costs.  The cost of the program approximated $0.2 million for the three months ended March 31, 2010.  Finally, the Company experienced increases in various other areas including general compensation increases and corporate support, governance and compliance costs, primarily attributable to our parent, SJI. Partially offsetting the expense increases noted above were lower expenses associated with the reserve for uncollectible customer accounts, which decreased $(0.5) million for the three months ended  March 31, 2010 compared with the same period last year.   Changes in the uncollectible reserve are the result of fluctuations in levels of customer account receivable balances, which were higher one year ago due to colder weather and a higher BGSS rate in effect, as discussed previously under “Operating Revenues.”   A milder 2009-2010 winter, lower BGSS rates and an October 2009 customer refund of $20.4 million all contributed to a lower customer accounts receivable balance at March 31, 2010 versus March 31, 2009, which, in turn, resulted in a lower reserve requirement.

Maintenance - Maintenance expense increased during the three months ended March 31, 2010, compared with the same period in 2009, primarily due to higher levels of Remediation Adjustment Clause (RAC) amortization.  RAC-related expenses do not affect earnings as we recognize an offsetting amount in revenues.

Depreciation - Depreciation expense increased during the three months ended March 31, 2010, as compared with the same period in 2009, due mainly to SJG’s continuing investment in utility plant.

Energy and Other Taxes - Energy and Other Taxes decreased during the three months ended March 31, 2010, compared with the same period in 2009, primarily due to a $0.2 million credit against a prior year’s energy-related taxes. Lower taxable firm throughput in 2010 resulting from warmer weather  in the first quarter of 2010 also contributed to the decrease.

Interest Charges – Interest Charges decreased by $0.1 million during the three months ended March 31, 2010, compared with the same period in 2009.   The decrease was the result of significantly lower average short-term interest rates and lower average debt levels during the first three months of 2010.

SJG-19

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

Cash Flows from Operating Activities -    Liquidity needs are first met with net cash provided by operating activities.  Net cash provided by operating activities totaled $72.2 million and $51.3 million in the first quarter of 2010 and 2009, respectively.  Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Net cash provided by operating activities in the first quarter of 2010 was positively impacted by lower unit gas costs which resulted in lower natural gas inventory balances and customer receivable balances. SJG also ends each calendar year in a prepaid tax position due to mandatory prepayment requirements on certain state taxes.  Such prepayments are credited against amounts otherwise due during the first quarter of the subsequent year; improving first quarter liquidity.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital purchases was $31.7 million and $15.7 million during the first quarter of 2010 and 2009, respectively.   We estimate the net cash outflows for construction projects for fiscal years 2010, 2011 and 2012 to be approximately $131.4 million, $57.1 million and $57.5 million, respectively.

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

Credit facilities and available liquidity as of March 31, 2010 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date

Revolving Credit Facility	$100,000	$40,000	$60,000	August 2011
Line of Credit	40,000	—	40,000	December 2010 (A)
Uncommitted Bank Lines	55,000	22,000	33,000	Various

Total	$195,000	$62,000	$133,000

(A)  SJG anticipates extending this line of credit during the fourth quarter of 2009.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our future liquidity needs.

SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance our long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. In July 2009, SJG filed a petition with the New Jersey Board of Public Utilities requesting approval to issue up to $150.0 million of MTN's through September 2011. In March 2010 SJG issued in a private placement, $15.0 million aggregate principal amount of its MTN's.  SJG has also committed to issue an additional $45.0 million of MTN’s, also under a private placement, by June 30, 2010. No other long-term debt was issued during 2009 or 2010.

SJG-20

SJG’s capital structure was as follows:

	As of March 31, 2010	As of December 31, 2009

Common Equity	55.7%	52.2%
Long-Term Debt	36.7	30.3
Short-Term Debt	7.6	17.5

Total	100.0%	100.0%

SJG’s long-term, senior secured debt is rated “A” and “A2” by Standard & Poor’s and Moody’s Investor Services, respectively. Moody’s Investor Service raised SJG’s senior secured rating to “A3” from “Baal” in February of 2009, and then raised it again to “A2” in August 2009.  Moody’s also assigned an Issuer Rating of “Baa1” to SJG in August 2009.

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $455.1 million at March 31, 2010.

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for capital expenditures for the first three months of 2010 amounted to $37.4 million. Management estimates net cash outflows for construction projects for 2010, 2011 and 2012, to be approximately $131.4 million, $57.1 million and $57.5 million, respectively.  Costs for remediation projects, net of insurance reimbursements, for the first three months of 2010 amounted to net cash inflows of $0.2 million.  Total cash outflows for remediation projects are expected to be $15.6 million, $16.9 million and $7.6 million for 2010, 2011, and 2012, respectively.  As discussed in Notes 2 and 12 to the Financial Statements in Item 8 of SJG’s 10-K as of December 31, 2009, environmental remediation costs are subject to recovery from insurance carriers and ratepayers.

SJG provided a $25.2 million letter of credit, outside of the revolving credit facility, to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG's natural gas distribution system.  This letter of credit expires in August 2010.

SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of March 31, 2010, average $44.1 million annually and total $172.2 million over the contracts’ lives. Approximately 28% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

Contractual Cash Obligations –   Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2009.  There were no significant changes to SJG’s contractual cash obligations except for the principal and interest obligations related to the $15.0 million of long-term debt issued in March 2010 (Note 5).

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

SJG-21

Ratio of Earnings to Fixed Charges - Our ratio of earnings to fixed charges for each of the periods indicated is as follows:

Twelve Months Ended Mar. 31,	Year Ended December 31,
2010	2009	2008	2007	2006	2005

5.1x	4.9x	4.4x	4.1x	3.7x	4.0x

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

We transact commodities on a physical basis and typically do not enter into financial derivative positions directly. South Jersey Resources Group, LLC (SJRG), an affiliate by common ownership, manages our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. It is management’s policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. The majority of our contracts are typically less than 12-months long. The fair value and maturity of all these energy trading and hedging contracts determined using mark-to-market accounting as of March 31, 2010 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total

Prices Actively Quoted (NYMEX)	$-	$70	$70

Prices Provided by Other	11	38	49

Total	$11	$108	$119

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total

Prices Actively Quoted (NYMEX)	$19,063	$1,942	$21,005

Prices Provided by Other External Sources (Basis)	3,191	166	3,357

Total	$22,254	$2,108	$24,362

SJG-22

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location.  Contracted volumes of our NYMEX contracts are 12.9 MMDth with a weighted-average settlement price of $6.24 per dth.  Contracted volumes of our Basis contracts are 15.6 MMDth with a weighted average settlement price of $0.79 per dth.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2010	$(9,173)
Contracts Settled During the Three Months ended March 31, 2010, Net	8,949
Other Changes in Fair Value from Continuing and New Contracts, Net	(24,019)
Net Derivatives — Energy Related Liability, March 31, 2010	$(24,243)

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at March 31, 2010, was $62.0 million and averaged $87.8 million during the first three months of 2010. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $0.5 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2010 – 7 b.p. increase (year-to-date); 2009 – 29 b.p. decrease; 2008 - 317 b.p. decrease; 2007 - 36 b.p. decrease; 2006 - 72 b.p. increase; and 2005 - 191 b.p. increase.  As of March 31, 2010, our average borrowing cost, which changes daily, was 0.87%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of March 31, 2010, the interest costs on all of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative.  Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of March 31, 2010, SJG’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type
$12,500,000	3.430%	12/01/2006	02/01/2036	Tax-exempt
$12,500,000	3.430%	12/01/2006	02/01/2036	Tax-exempt

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010. Based on that evaluation, SJG’s chief executive officer and chief financial officer concluded  that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended  March 31, 2010 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

SJG-23

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 21.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed in Part I, Item 1A of SJG’s Annual Report on Form 10-K for the year ended December 31, 2009:

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

SOUTH JERSEY GAS COMPANY

(Registrant)

Dated: May 7, 2010	By:	/s/ Edward J. Graham
Edward J. Graham
President & Chief Executive Officer

Dated: May 7, 2010	By:	/s/ David A. Kindlick
David A. Kindlick
Senior Vice President & Chief Financial Officer

SJG-24