Form 10-Q
period 2010-06-30
SOUTH JERSEY GAS CO/NEW
filed 2010-08-06
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☐

As of August 2, 2010 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

SJG-1

SJG-2

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2010	2009

Operating Revenues	$61,344	$64,835

Operating Expenses:
Cost of Sales (Excluding depreciation)	23,941	29,905
Operations	16,485	16,007
Maintenance	2,785	1,705
Depreciation	7,319	6,549
Energy and Other Taxes	1,590	1,746

Total Operating Expenses	52,120	55,912

Operating Income	9,224	8,923

Other Income and Expense	240	358

Interest Charges	(4,163)	(4,152)

Income Before Income Taxes	5,301	5,129

Income Taxes	(2,125)	(2,102)

Net Income	$3,176	$3,027

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG-3

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2010	2009

Operating Revenues	$258,060	$307,948

Operating Expenses:
Cost of Sales (Excluding depreciation)	140,816	195,882
Operations	34,292	33,367
Maintenance	5,601	3,861
Depreciation	14,398	13,182
Energy and Other Taxes	5,938	6,367

Total Operating Expenses	201,045	252,659

Operating Income	57,015	55,289

Other Income and Expense	473	682

Interest Charges	(8,178)	(8,249)

Income Before Income Taxes	49,310	47,722

Income Taxes	(20,264)	(19,717)

Net Income	$29,046	$28,005

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG-4

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2010	2009

Net Income	$3,176	$3,027

Other Comprehensive Income - Net of Tax:

Unrealized (Loss) Gain on Available-for-Sale Securities	(265)	266
Unrealized Gain on Derivatives - Other	7	7

Other Comprehensive (Loss) Income - Net of Tax *	(258)	273

Comprehensive Income	$2,918	$3,300

	Six Months Ended
	June 30,
	2010	2009

Net Income	$29,046	$28,005

Other Comprehensive Income - Net of Tax:

Unrealized (Loss) Gain on Available-for-Sale Securities	(121)	96
Unrealized Gain on Derivatives - Other	14	14

Other Comprehensive (Loss) Income - Net of Tax *	(107)	110

Comprehensive Income	$28,939	$28,115

* Determined using a combined statutory tax rate of 41.08%

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG-5

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2010	2009

Net Cash Provided by Operating Activities	$63,574	$59,993

Cash Flows from Investing Activities:
Capital Expenditures	(66,206)	(34,318)
Investment in Long-Term Receivables	(1,529)	(2,791)
Proceeds from Long-Term Receivables	1,047	3,341

Net Cash Used in Investing Activities	(66,688)	(33,768)

Cash Flows from Financing Activities:
Net Repayments of Lines of Credit	(53,900)	(23,150)
Principal Repayments of Long-Term Debt	-	(17)
Proceeds from Issuance of Long-Term Debt	60,000	-
Payments for Issuance of Long-Term Debt	(623)	-
Dividend on Common Stock	(2,500)	(2,500)

Net Cash Provided by (Used in) Financing Activities	2,977	(25,667)

Net (Decrease) Increase in Cash and Cash Equivalents	(137)	558
Cash and Cash Equivalents at Beginning of Period	1,993	2,228

Cash and Cash Equivalents at End of Period	$1,856	$2,786

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG-6

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30,	December 31,
	2010	2009
Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,331,907	$1,275,792
Accumulated Depreciation	(326,326)	(314,627)

Property, Plant and Equipment - Net	1,005,581	961,165

Investments:
Available-for-Sale Securities	5,771	5,941
Restricted Investments	132	132

Total Investments	5,903	6,073

Current Assets:
Cash and Cash Equivalents	1,856	1,993
Accounts Receivable	67,333	41,392
Accounts Receivable - Related Parties	1,060	974
Unbilled Revenues	7,097	47,333
Provision for Uncollectibles	(4,067)	(3,915)
Natural Gas in Storage, average cost	19,807	23,711
Materials and Supplies, average cost	3,068	4,854
Prepaid Taxes	21,143	13,796
Derivatives - Energy Related Assets	1,332	797
Other Prepayments and Current Assets	3,171	2,248

Total Current Assets	121,800	133,183

Regulatory and Other Noncurrent Assets:
Regulatory Assets	236,573	240,462
Unamortized Debt Issuance Costs	6,203	5,829
Long-Term Receivables	7,302	7,693
Derivatives - Energy Related Assets	298	333
Other	2,338	2,324

Total Regulatory and Other Noncurrent Assets	252,714	256,641

Total Assets	$1,385,998	$1,357,062

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG-7

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	June 30,	December 31,
	2010	2009

Capitalization and Liabilities

Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	200,716	200,716
Accumulated Other Comprehensive Loss	(6,437)	(6,330)
Retained Earnings	255,340	231,296

Total Common Equity	455,467	431,530

Long-Term Debt	310,000	250,000

Total Capitalization	765,467	681,530

Current Liabilities:
Notes Payable	55,500	109,400
Current Portion of Long-Term Debt	35,000	35,000
Accounts Payable - Commodity	15,654	19,630
Accounts Payable - Other	17,836	21,947
Accounts Payable - Related Parties	7,038	12,120
Derivatives - Energy Related Liabilities	14,028	9,799
Deferred Income Taxes - Net	7,070	11,642
Customer Deposits and Credit Balances	17,145	13,542
Environmental Remediation Costs	23,198	22,499
Taxes Accrued	7,536	8,548
Pension Benefits	1,066	1,066
Interest Accrued	6,126	5,979
Dividends Declared	2,501	-
Other Current Liabilities	3,510	7,839

Total Current Liabilities	213,208	279,011

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	56,324	50,193
Deferred Income Taxes - Net	219,913	210,925
Environmental Remediation Costs	43,867	46,557
Asset Retirement Obligations	23,275	22,960
Pension and Other Postretirement Benefits	52,712	57,699
Investment Tax Credits	1,362	1,517
Derivatives - Energy Related Liabilities	1,328	504
Derivatives - Other	4,424	1,956
Other	4,118	4,210

Total Regulatory and Other Noncurrent Liabilities	407,323	396,521

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,385,998	$1,357,062

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG-8

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

REVENUE BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both revenues and cost of sales, and totaled $1.1 million and $1.3 million for the three months ended June 30, 2010 and 2009, and $4.8 million and $5.3 million for the six months ended June 30, 2010 and 2009, respectively.

CAPITALIZED INTEREST - SJG capitalizes interest on construction at the rate of return on rate base utilized by the New Jersey Board of Public Utilities (BPU) to set rates in our last base rate proceeding.   See Note 2 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2009.  Capitalized interest is included in Utility Plant on the condensed balance sheets. Interest Charges are presented net of capitalized interest on the condensed statements of income.   The amount of interest capitalized by SJG for the three and six months ended June 30, 2010 and 2009 was not significant.

DERIVATIVE INSTRUMENTS — SJG is involved in buying, selling, transporting and storing natural gas and is subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company, through its affiliate South Jersey Resources Group (SJRG), uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, futures contracts, swap agreements and options contracts. As of June 30, 2010, SJG had outstanding derivative contracts intended to limit the exposure to market risk on 28.8 MMdts of expected future purchases of natural gas. These contracts, which do not qualify for the normal purchase and sale exemption and have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives —Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed balance sheets. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed balance sheets. As of June 30, 2010 and December 31, 2009, SJG had $13.7 million and $9.2 million of unrealized losses, respectively, included in its BGSS related to open financial contracts.

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

We previously used derivative transactions known as “Treasury Locks” to hedge against the impact on our cash flows of possible interest rate increases on debt issued in September 2005.  The initial $1.4 million cost of the Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the 30 year life of the associated debt issue.  As of June 30, 2010 and 2009, the unamortized balance was approximately $1.2 million.

SJG-9

The fair values of all derivative instruments, as reflected in the condensed balance sheets as of June 30, 2010 and December 31, 2009, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	June 30, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:

Derivatives – Energy Related – Current	$1,332	$14,028	$797	$9,799

Derivatives – Energy Related – Non-Current	298	1,328	333	504

Interest rate contracts:

Derivatives – Other	-	4,424	-	1,956

Total derivatives not designated as hedging instruments under GAAP	$1,630	$19,780	1,130	12,259

The effect of derivative instruments on the condensed statements of income for the three and six months ended June 30, 2010, and 2009 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships Interest Rate Contracts:	2010	2009	2010	2009

Losses reclassified from accumulated OCI into income (a)	$(12)	$(12)	$(24)	$(24)

(a) Included in Interest Charges

Net realized losses associated with SJG’s energy related financial commodity contracts of $8.2 million and $12.6 million for the three months ended June 30, 2010 and 2009 and $12.3 million and $29.5 million for the six months ended June 30, 2010 and 2009 respectively, are not included in the above table.  These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

STOCK-BASED COMPENSATION PLANS - The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at June 30, 2010, and the assumptions used to estimate the fair value of the awards:

Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate

Jan. 2008	9,238	$34.030	21.7%	2.90%
Jan. 2009	8,318	$39.350	28.6%	1.20%
Jan. 2010	10,024	$39.020	29.0%	1.65%

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

The cost per quarter for restricted stock awards during 2010 and 2009 is approximately $84,000 and $74,200, respectively.

As of June 30, 2010, there was $0.5 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.0 years.

SJG-10

The following table summarizes information regarding restricted stock award activity during the six months ended June 30, 2010, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2010	17,556	$36.551

Granted	10,024	$39.020

Nonvested Shares Outstanding, June 30, 2010	27,580	$37.448

During the six months ended June 30, 2010, SJG awarded 14,400 shares that had vested at December 31, 2008, to its officers at a market value of $0.5 million. During the six months ended June 30, 2009, SJG awarded 13,640 shares at a market value of $0.5 million. SJG has a policy of making cash payments to SJI to satisfy its obligations under this plan. Cash payments to SJI during the six months ended June 30, 2010 and 2009 were approximately $0.3 million and $0.2 million, respectively, relating to stock awards. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

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

SJG is subject to the rules and regulations of the BPU.  In November 2009, the Company filed its annual CIRT petition, seeking an increase in revenue of $9.9 million over 2009.  The CIRT rate increase was provisionally approved by the BPU effective January 1, 2010.  On January 15, 2010, SJG filed a petition for an increase in the Company’s base rates.  As of SJG’s last base rate case, and through December 31, 2010, it is expected that $465.2 million will be invested in utility plant in service.  The filing requested incremental revenue of $35.9 million, or a 7.1% increase.  In addition, the petition seeks approval for a new tracker mechanism, the Reliability Tracker. This petition is still pending. The base rate petition also seeks various other modifications to SJG’s tariff. In May, the Company filed its BGSS petition with the BPU requesting a 10.6% reduction in rates to be effective October 1, 2010.  Also in May, the Company filed its Conservation Incentive Program (CIP) petition with the BPU requesting a 0.3% increase in rates to be effective October 1, 2010.  In July, the Company filed its Energy Efficiency Tracker petition requesting a 0.4% increase.  These matters are still pending.  There have been no other significant regulatory actions or changes to SJG’s rate structure since December 31, 2009. See Note 2 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2009.

SJG-11

3.	REGULATORY ASSETS AND LIABILITIES:

There have been no significant changes to the nature of SJG’s regulatory assets and liabilities since December 31, 2009, which are described in Notes 2 and 3 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2009.

Regulatory Assets consisted of the following items (in thousands):

	June 30,	December 31,
	2010	2009
Environmental Remediation Costs:
Expended - Net	$40,515	$42,924
Liability for Future Expenditures	67,065	69,056
Income Taxes - Flowthrough Depreciation	1,262	1,752
Deferred Asset Retirement Obligation Costs	22,691	22,438
Deferred Pension and Other Postretirement Benefit Costs	70,143	71,192
Deferred Gas Costs - Net	-	6,519
Conservation Incentive Program Receivable	20,101	16,672
Societal Benefit Costs Receivable	2,833	1,872
Premium for Early Retirement of Debt	965	1,046
Other Regulatory Assets	10,998	6,991

Total Regulatory Assets	$236,573	$240,462

Regulatory Liabilities consisted of the following items (in thousands):

	June 30,	December 31,
	2010	2009
Excess Plant Removal Costs	$48,666	$48,715
Deferred Gas Costs and Revenues - Net	2,940	-
Other Regulatory Liabilities	4,718	1,478

Total Regulatory Liabilities	$56,324	$50,193

DEFERRED GAS COSTS – NET – Over/under collections of gas costs are monitored through SJG’s Basic Gas Supply Service Clause (BGSS) mechanism.  Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability.  Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval.  The BGSS decreased from a $6.5 million regulatory asset at December 31, 2009 to a $2.9 million regulatory liability at June 30, 2010 primarily as a result of gas costs recovered from customers exceeding the actual cost of the commodity incurred during the first half of 2010 as a result of natural gas prices remaining at very low levels.    This was partially offset by a change in the fair value of energy related derivatives, resulting primarily from a decrease in the average future NYMEX prices which offset $4.6 million of the decrease.

4.	RELATED PARTY TRANSACTIONS:

There have been no significant changes in the nature of SJG’s related party transactions since December 31, 2009. See Note 4 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2009 for a detailed description of such transactions.

SJG-12

A summary of related party transactions, excluding pass-through items, included in Operating Revenues were as follows, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating Revenues/Affiliates:
SJRG	$82	$313	$645	$3,205
Other	109	99	235	245
Total Operating Revenue/Affiliates	$191	$412	$880	$3,450

Related party transactions, excluding pass-through items, included in Operating Expenses were as follows, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Costs of Sales/Affiliates:
SJRG	$-	$4,735	$14,582	$31,461
Total Cost of Sales/Affiliates:	$-	$4,735	$14,582	$31,461

Derivative Losses (Gains) (See Note 1): *
SJRG	$8,249	$12,600	$12,296	$29,510

* Contracts used to hedge natural gas purchases. Included in Cost of Sales on the Condensed Statement of Income.

Operations Expense/Affiliates
SJI	$2,453	$2,405	$4,381	$4,177
SJIS	959	1,051	2,462	2,335
Millennium	764	728	1,452	1,441
Other	(64)	(84)	(118)	(158)
Total Operations Expense/Affiliates	$4,112	$4,100	$8,177	$7,795

5.	FINANCIAL INSTRUMENTS:

Restricted Investments - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of both June 30, 2010 and December 31, 2009, the escrowed proceeds, including interest earned, totaled $0.1 million.  The carrying amounts of the Restricted Investments approximate their fair value at June 30, 2010 and December 31, 2009.

Long-Term Receivables – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $10.3 million and $10.8 million as of June 30, 2010 and December 31, 2009, respectively.  The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the balance sheet.  The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of approximately $1.2 million as of both June 30, 2010 and December 31, 2009.  The annual amortization to interest is not material to SJG’s financial statements.  The carrying amounts of these receivables approximate their fair value at June 30, 2010 and December 31, 2009.

SJG-13

Long-Term Debt – In March 2010, SJG issued $15.0 million aggregate principal amount of its Medium Term Notes in a private placement. These notes bear interest at 4.84%, are secured by a first mortgage lien on substantially all utility plant and are due in 2026.  In June 2010, SJG issued an additional $45.0 million aggregate principal of its Medium Term notes in a private placement.  These notes bear interest at 4.93%, are secured by a first mortgage lien on substantially all utility plant and are also due in 2026.  The estimated fair values of SJG’s long-term debt, including current maturities, as of June 30, 2010 and December 31, 2009, were $421.4 million and $331.5 million, respectively. We based the estimates on interest rates available to SJG at the end of each period for debt with similar terms and maturities. Carrying amounts as of June 30, 2010 and December 31, 2009, were $345.0 million and $285.0 million, respectively. We retire debt when it is cost effective as permitted by the debt agreements.

6.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of June 30, 2010 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date

Revolving Credit Facility	$100,000	$55,500	$44,500	August 2011
Line of Credit	40,000	—	40,000	December 2010 (A)
Uncommitted Bank Lines	55,000	—	55,000	Various

Total	$195,000	$55,500	$139,500

(A)  SJG anticipates extending this line of credit during the third quarter of 2010.

All committed facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis.  SJG was in compliance with these covenants as of June 30, 2010.  Borrowings under these credit facilities are at market rates.  The weighted average borrowing cost, which changes daily, was 0.70% and 0.81% at June 30, 2010 and 2009, respectively.

7.	RETAINED EARNINGS:

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $455.5 million at June 30, 2010.

Various loan agreements also contain potential restrictions regarding the amount of cash dividends or other distributions that SJG may pay on its common stock. As of June 30, 2010, these loan restrictions did not affect the amount that may be distributed from SJG’s retained earnings.

8.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three months ended   June 30, 2010 and 2009, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service Cost	$664	$552	$1,326	$1,244
Interest Cost	1,815	1,646	3,559	3,353
Expected Return on Plan Assets	(1,753)	(1,405)	(3,251)	(2,913)
Amortizations:
Prior Service Cost	61	52	108	107
Actuarial Loss	776	1,005	1,838	2,084
Net Periodic Benefit Cost	1,563	1,850	3,580	3,875
Capitalized Benefit Costs	(766)	(907)	(1,754)	(1,899)
Total Net Periodic Benefit Expense	$797	$943	$1,826	$1,976

SJG-14

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service Cost	$166	$210	$365	$421
Interest Cost	611	599	1,297	1,199
Expected Return on Plan Assets	(431)	(304)	(769)	(609)
Amortizations:
Prior Service Credits	(67)	(69)	(141)	(138)
Actuarial Loss	211	356	593	712
Net Periodic Benefit Cost	490	792	1,345	1,585
Capitalized Benefit Costs	(240)	(388)	(659)	(777)
Total Net Periodic Benefit Expense	$250	$404	$686	$808

Capitalized benefit costs reflected in the table above relate to our construction program.

During May 2010 and 2009, SJG contributed $6.4 million and $8.2 million to its pension plans, respectively.  No additional contributions are anticipated for the remainder of the year.

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

COLLECTIVE BARGAINING AGREEMENTS - Unionized personnel represent approximately 66% of our workforce at June 30, 2010. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (“IBEW”) and the International Association of Machinists and Aerospace Workers (“IAM”).  The Company and the IBEW operate under a collective bargaining agreement that runs through February 2013.   Unionized employees represented by the IAM operate under a collective bargaining agreement that expires in August 2014.

SJG-15

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category as of June 30, 2010 is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets -

Available-for-Sale Securities (A)	$5,771	$5,771	$-	$-
Derivatives – Energy Related Assets (B)	1,630	1,002	628	-
	$7,401	$6,773	$628	$-

Liabilities -

Derivatives – Energy Related Liabilities (B)	$15,356	$11,762	$3,594	$-
Derivatives – Other (C)	4,424	-	4,424	-
	$19,780	$11,762	$8,018	$-

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

SJG-16

11.	AVAILABLE–FOR–SALE SECURITIES:

SJG's portfolio of investments consists of five highly diversified funds which are not used for working capital purposes. These funds are in an unrealized loss position as of June 30, 2010. Due to the nature of the underlying securities, these funds as a whole are susceptible to changes in the economy and have been adversely affected by the economic slowdown, particularly during the fourth quarter of 2008 when certain investments became impaired. SJG has evaluated the near-term prospects of the overall funds in relation to the severity and duration of the impairment. Based on that evaluation, SJG recorded an insignificant impairment loss during the fourth quarter of 2008. SJG does not intend to sell the remaining funds, and it is more likely than not it will not have to sell the remaining funds before recovery of its cost basis. SJG does not consider these remaining investments to be other-than-temporarily impaired at June 30, 2010.

The following table shows the gross unrealized losses and fair value of the SJG's Available-for-Sale Securities with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by length of time that the individual funds have been in a continuous unrealized loss position at June 30, 2010.

	Less than 12 Months		Greater Than 12 Months		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable Equity Securities	$-	$-	$2,751	$810	$2,751	$810

As of June 30, 2010 and December 31, 2009, the total losses for securities with net losses included in Accumulated Other Comprehensive Loss was $0.5 million and $0.3 million, respectively.  As of June 30, 2010 and December 31, 2009, securities with net gains included in Accumulated Other Comprehensive Loss was $0.2 million and $0.1 million, respectively.

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations
OVERVIEW:

Organization - SJG is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers to their customers. SJG served 344,752 customers at June 30, 2010 compared with 340,767 customers at June 30, 2009.

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

SJG-17

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

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The number of customers purchasing their natural gas from marketers was 28,830 and 28,457 at June 30, 2010 and 2009, respectively.

SJG-18

RESULTS OF OPERATIONS:

The following table summarizes the composition of selected gas utility data for the three and six months ended June 30, (in thousands, except for degree day data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Utility Throughput – dth:
Firm Sales -
Residential	2,309	2,847	13,740	14,364
Commercial	634	769	3,328	3,646
Industrial	24	56	172	205
Cogeneration & Electric Generation	356	88	400	102
Firm Transportation -
Residential	207	264	1,189	1,271
Commercial	809	914	3,450	3,485
Industrial	3,254	2,917	6,343	5,969
Cogeneration & Electric Generation	803	286	2,996	719

Total Firm Throughput	8,396	8,141	31,618	29,761

Interruptible Sales	40	2	43	4
Interruptible Transportation	268	572	854	1,208
Off-System	1,921	1,071	3,037	3,765
Capacity Release	9,203	8,964	19,392	17,463

Total Throughput - Utility	19,828	18,750	54,944	52,201

SJG-19

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Utility Operating Revenues:
Firm Sales -
Residential	$31,845	$40,645	$169,360	$209,283
Commercial	6,862	8,008	36,485	44,534
Industrial	206	517	2,001	2,328
Cogeneration & Electric Generation	2,273	772	2,684	1,045
Firm Transportation -
Residential	1,502	1,628	5,956	6,323
Commercial	3,244	3,072	11,843	10,986
Industrial	4,675	3,616	8,651	7,203
Cogeneration & Electric Generation	709	334	2,718	793

Total Firm Revenues	51,316	58,592	239,698	282,495

Interruptible Sales	590	55	638	95
Interruptible Transportation	291	529	898	1,086
Off-System	8,622	4,348	15,546	21,250
Capacity Release	212	983	730	2,423
Other	313	328	550	599

Total Utility Operating Revenues	61,344	64,835	258,060	307,948

Less:
Cost of Sales	23,941	29,905	140,816	195,882
Conservation Recoveries*	1,254	2,124	4,373	5,389
RAC Recoveries*	1,740	1,208	3,481	2,417
EET Recoveries*	359	-	538	-
Revenue Taxes	1,094	1,271	4,846	5,342
Utility Margin	$32,956	$30,327	$104,006	$98,918

Margin:
Residential	$14,783	$16,548	$60,083	$62,138
Commercial and Industrial	6,764	7,025	21,722	22,454
Cogeneration and Electric Generation	679	535	1,388	875
Interruptible	76	42	114	88
Off-system & Capacity Release	68	198	377	900
Other Revenues	755	945	991	1,215
Margin Before Weather Normalization & Decoupling	23,125	25,293	84,675	87,670
CIRT Mechanism	2,538	375	4,562	375
CIP Mechanism	7,250	4,659	14,692	10,873
EET Mechanism	43	-	77	-
Utility Margin	$32,956	$30,327	$104,006	$98,918

Degree Days:	346	481	2,779	2,999

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.

SJG-20

Throughput – Total gas throughput increased 1.1 MMdts, or 5.7%, for the three months ended June 30, 2010, compared with the same period in 2009.  The majority of the increase is attributable to higher Off-System sales (OSS), which increased by 0.9 MMdts during the second quarter of 2010, as reflected in the table above.  OSS are sales of gas for resale off the interstate pipelines as opposed to sales within our utility service territory.  This increase was made possible by additional volume made available to OSS as SJG delayed inventory injections originally planned during the quarter.  In addition, warmer weather during the period resulted in higher cogeneration and electric generation sales and transportation throughput.  As June 2010 was the warmest June on record, higher electric consumption for air conditioning drove the demand for greater natural gas consumption by the region’s electric utility. Firm throughput in nearly all other categories fell slightly as a result of the warmer weather despite adding approximately 4,000 customers over the twelve month period ended June 30, 2010.

Total gas throughput increased 2.7 MMdts, or 5.3%, for the six months ended June 30, 2010, compared with the same period in 2009.  The majority of the increase is attributable to higher capacity release, which increased by 1.9 MMdts during 2010, as reflected in the table above.  Higher capacity release throughput was the result of increased efforts to market the excess capacity made available during the first quarter of 2010 when the weather was 3.4% warmer than the same period in 2009. In addition, cogeneration and electric generation sales and transportation throughput increased on a year-to-date basis.  As June 2010 was the warmest June on record, higher electric consumption for air conditioning drove the demand for greater natural gas consumption by the region’s electric utility.  In the cogeneration market, a significant increase in transportation throughput was realized as a single customer increased its contract significantly during the winter season to shift supply from its pipeline supplier to SJG.

Conservation Incentive Program (CIP) - The effects of the CIP on our net income and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Income Benefit:
CIP – Weather Related	$1.9	$0.8	$2.3	$(0.1)
CIP – Usage Related	2.4	1.9	6.4	6.5
Total Net Income Benefit	$4.3	$2.7	$8.7	$6.4

Weather Compared to 20-Year Average	37.0% warmer	12.4% warmer	6.7% warmer	0.7% colder
Weather Compared to Prior Year	28.1% warmer	2.1% colder	7.3% warmer	9.7% colder

Operating Revenues – Revenues decreased $3.5 million during the three months ended June 30, 2010 compared with the same period in the prior year.  Firm revenues decreased $7.3 million, or 12.4%, primarily as a result of a lower Basic Gas Supply Service (BGSS) rate in effect during 2010.  The BGSS rate had been reduced 21% in October 2009 to address lower natural gas costs experienced in 2009 and forecasted through 2010.  While changes in gas costs and BGSS recoveries may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed under “Margin.” This was partially offset by a $4.3 million increase in OSS during the second quarter of 2010 versus the second quarter of 2009.  As previously discussed under “Throughput,” this increase was made possible by additional volume made available to OSS as SJG delayed inventory injections originally planned during the quarter.  As reflected in the Margin table above, the impact of the higher OSS did not have a material impact on the earnings of the Company, as SJG is required to share 85% of the profits of such activity with the ratepayers.

Revenues decreased $49.9 million during the six months ended June 30, 2010 compared with the same period in the prior year.  Firm revenues decreased $42.8 million, or 15.1%, primarily as a result of a lower BGSS rate in effect during 2010. As discussed above, such changes in gas costs and BGSS recoveries have no impact on Company profitability. There was also a $5.7 million decrease in OSS during the first six months of 2010 versus 2009.  This decrease was primarily related to a reduction in SJG’s portfolio of assets available for such activities under the provisions of the CIP, as discussed under “Rates and Regulation” in Item 7 of SJG’s Form 10-K for the year ended December 31, 2009.  As reflected in the Margin table above, the impact of lower OSS did not have a material impact on the earnings of the Company, as SJG is required to share 85% of the profits of such activity with the ratepayers.

SJG-21

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

Total margin increased $2.6 million, or 8.7%, for the three months ended June 30, 2010, compared with the same period in 2009 due to customer additions, as noted above, and profits earned through the Company’s Capital Investment Recovery Tracker (CIRT).   The CIRT was approved by the BPU in April 2009 and allows the Company to accelerate certain capital spending and also earn a return of, and a return on, investment at the time the investment is made. The CIRT added $2.5 million of pre-tax margin in the second quarter of 2010, compared with $0.4 million in the same period of 2009.

The CIP protected $7.3 million of pre-tax margin in the second quarter of 2010 that would have been lost due to lower customer usage, compared with $4.7 million in the same period last year.  Of these amounts, $3.2 million and $1.4 million were related to weather variations and $4.1 million and $3.3 million were related to other customer usage variations in 2010 and 2009, respectively.

Total margin increased $5.1 million, or 5.1% for the six months ended June 30, 2010 compared with the same period in 2009 primarily due to customer additions and profits earned through the Company’s CIRT, as noted above.  The CIRT added $4.6 million of pre-tax margin in the first half of 2010, compared with $0.4 million in the same period last year.  Partially offsetting these increases were lower margins from OSS and capacity release, primarily in the first quarter of 2010.

The CIP protected $14.7 million of pre-tax margin in the first half of 2010 that would have been lost due to lower customer usage, compared with $10.9 million in the same period last year.  Of these amounts, $3.9 and $(0.2) million were related to weather variations and $10.8 and $11.1 million were related to other customer usage variations in 2010 and 2009, respectively.

Operating Expenses - A summary of changes in operating expenses (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2010 vs. 2009	2010 vs. 2009

Operations	$478	$925
Maintenance	1,080	1,740
Depreciation	770	1,216
Energy and Other Taxes	(156)	(429)

Operations – Operations expense increased $0.5 million and $0.9 million for the three and six months ended June 30, 2010, respectively, as compared with the same periods in 2009.  The increases are due to several factors as follows:

•
Bank fees increased $0.1 million and $0.5 million for the three and six month periods ended June 30, 2010, respectively, as compared with 2009, to support credit availability and the Company’s variable-rate debt.

•
Expense associated with the write-off of uncollectible customer accounts receivable increased $0.6 million and $0.5 million for the three and six month periods ended June 30, 2010, respectively, as compared with 2009.  This increase in write-offs resulted from a post-winter season evaluation of delinquent accounts.

•
Payroll expense increased $0.2 million and $0.5 million for the three and six month periods ended June 30, 2010, respectively, as compared with 2009, as a result of annual compensation increases and additional overtime required to address the impact of unusually inclement weather on the Company’s distribution system, primarily in the first quarter of 2010.

•
Expenses related to a voluntary separation program offered to its unionized workforce in an effort to reduce future labor costs resulted in an additional expense of $0.1 million and $0.2 million for the three and six month periods ended June 30, 2010, respectively, as compared with 2009.

SJG-22

Partially offsetting the expense increases noted above are the following:

•
Spending under the New Jersey Clean Energy Program and Energy Efficiency Programs experienced a net decreased of $0.5 million for both the three and six month periods ended June 30, 2010 as compared to 2009.  Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting decrease in revenues during the periods.

•
Expenses associated with the reduction of SJG’s reserve for uncollectible accounts decreased $0.2 million for the six months ended June 30, 2010 compared to the same period last year.  Changes in the uncollectible reserve are the result of fluctuations in levels of customer accounts receivable balances, which were higher one year ago due to a colder 2008-2009 winter season and a higher BGSS rate in effect during 2009, as discussed previously under “Operating Revenues.”

Maintenance - Maintenance expense increased during the three and six months ended June 30, 2010, compared with the same periods in 2009, primarily due to higher levels of Remediation Adjustment Clause (RAC) amortization.  RAC-related expenses do not affect earnings as we recognize an offsetting amount in revenues.

Depreciation - Depreciation expense increased during the three and six months ended June 30, 2010, as compared with the same periods in 2009, due mainly to SJG’s continuing investment in utility plant.

Energy and Other Taxes - Energy and Other Taxes decreased during the three and six months ended June 30, 2010, compared with the same periods in 2009, primarily due to lower taxable firm throughput in 2010 resulting from warmer weather.    Further contributing to the year-to-date reduction was a $0.2 million credit realized during the first quarter of 2010 for a revenue tax rate decrease.

Interest Charges – Interest Charges remained relatively unchanged during the three and six months ended June 30, 2010, compared with the same period in 2009.

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

Cash Flows from Operating Activities -    Liquidity needs are first met with net cash provided by operating activities.  Net cash provided by operating activities totaled $63.6 million and $60.0 million in the first halves of 2010 and 2009, respectively.  Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Net cash provided by operating activities in the first half of 2010 was positively impacted by lower unit gas costs which resulted in lower natural gas inventory balances.   This was slightly offset by lower collections under regulatory clauses and higher customer receivable balances.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital purchases was $66.2 million and $34.3 million during the first halves of 2010 and 2009, respectively.   We estimate the net cash outflows for construction projects for fiscal years 2010, 2011 and 2012 to be approximately $135.9 million, $57.1 million and $57.5 million, respectively.

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

SJG-23

Credit facilities and available liquidity as of June 30, 2010 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date

Revolving Credit Facility	$100,000	$55,500	$44,500	August 2011
Line of Credit	40,000	—	40,000	December 2010 (A)
Uncommitted Bank Lines	55,000	—	55,000	Various

Total	$195,000	$55,500	$139,500

(A)  SJG anticipates extending this line of credit during the third quarter of 2010.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our future liquidity needs.

SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance our long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. In July 2009, SJG filed a petition with the New Jersey Board of Public Utilities requesting approval to issue up to $150.0 million of MTN's through September 2011. In March and June 2010, SJG issued $15.0 million and $45.0 million aggregate principal amounts, respectively, of its MTNs under private placements. No other long-term debt was issued during the first six months of 2010 or 2009.

SJG’s capital structure was as follows:

	As of June 30, 2010	As of December 31, 2009

Common Equity	53.2%	52.2%
Long-Term Debt	40.3	30.3
Short-Term Debt	6.5	17.5

Total	100.0%	100.0%

SJG is restricted as to the amount of cash dividends or other distributions that may be paid on its common stock by an order issued by the BPU in July 2004 that granted SJG an increase in base rates. Per the order, SJG is required to maintain total common equity of no less than $289.2 million. SJG’s total common equity balance was $455.5 million at June 30, 2010.

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for capital expenditures for the first six months of 2010 amounted to $66.2 million. Management estimates net cash outflows for construction projects for 2010, 2011 and 2012, to be approximately $135.9 million, $57.1 million and $57.5 million, respectively.  Costs for remediation projects, net of insurance reimbursements, for the first six months of 2010 amounted to net cash outflows of $1.4 million.  Total cash outflows for remediation projects are expected to be $11.1 million, $18.6 million and $8.2 million for 2010, 2011, and 2012, respectively.  As discussed in Notes 2 and 12 to the Financial Statements in Item 8 of SJG’s 10-K as of December 31, 2009, environmental remediation costs are subject to recovery from insurance carriers and ratepayers.

SJG provided a $25.2 million letter of credit, outside of the revolving credit facility, to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG's natural gas distribution system.  This letter of credit expires in August 2010. We anticipate extending this letter of credit during the third quarter of 2010.

SJG-24

SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of June 30, 2010, average $44.4 million annually and total $188.7 million over the contracts’ lives. The increase of approximately $11.6 million since December 31, 2009 was primarily due to agreements made to extend several services, partially offset by the expiration of obligations during the first six months of 2010.  Approximately 20% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

Contractual Cash Obligations –   Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2009.  In addition to increased gas supply commitments noted above, SJG’s contractual cash obligations increased for principal and interest related to the $15.0 million of long-term debt issued in March 2010, and the $45.0 million of long-term debt issued in June 2010.

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

SJG-25

We transact commodities on a physical basis and typically do not enter into financial derivative positions directly. South Jersey Resources Group, LLC (SJRG), an affiliate by common ownership, manages our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts through SJRG to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. It is management’s policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. The majority of our contracts are typically less than 12-months long. The fair value and maturity of all these energy trading and hedging contracts determined using mark-to-market accounting as of June 30, 2010 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total

Prices Actively Quoted (NYMEX)	$871	$131	$1,002

Prices Provided by Other	461	167	628

Total	$1,332	$298	$1,630

Liabilities
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total

Prices Actively Quoted (NYMEX)	$10,800	$962	$11,762

Prices Provided by Other External Sources (Basis)	3,228	366	3,594

Total	$14,028	$1,328	$15,356

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location.  Contracted volumes of our NYMEX contracts are 14.6 MMDth with a weighted-average settlement price of $5.33 per dth.  Contracted volumes of our Basis contracts are 13.7 MMDth with a weighted average settlement price of $0.89 per dth.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2010	$(9,173)
Contracts Settled During the Six Months ended June 30, 2010, Net	6,666
Other Changes in Fair Value from Continuing and New Contracts, Net	(11,219)
Net Derivatives — Energy Related Liability, June 30, 2010	$(13,726)

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at June 30, 2010, was $55.5 million and averaged $84.5 million during the first half of 2010. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $0.5 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2010 –3 b.p. increase (year-to-date); 2009 – 29 b.p. decrease; 2008 - 317 b.p. decrease; 2007 - 36 b.p. decrease; 2006 - 72 b.p. increase; and 2005 - 191 b.p. increase.  As of June 30, 2010, our average borrowing cost, which changes daily, was 0.70%.

SJG-26

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of June 30, 2010, the interest costs on all of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative.  Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of June 30, 2010, SJG’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type
$12,500,000	3.430%	12/01/2006	02/01/2036	Tax-exempt
$12,500,000	3.430%	12/01/2006	02/01/2036	Tax-exempt

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. Based on that evaluation, SJG’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended   June 30, 2010 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 25.

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

SOUTH JERSEY GAS COMPANY

(Registrant)

Dated: August 6, 2010	By:	/s/ Edward J. Graham
Edward J. Graham
President & Chief Executive Officer

Dated: August 6, 2010	By:	/s/ David A. Kindlick
David A. Kindlick
Senior Vice President & Chief Financial Officer

SJG-28