Form 10-Q
period 2010-09-30
SOUTH JERSEY GAS CO/NEW
filed 2010-11-08
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 000-22211

SOUTH JERSEY GAS COMPANY
(Exact name of registrant as specified in its charter)

New Jersey	21-0398330
(State of incorporation)	IRS employer identification no.)

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
Yes ☐    No ☒

As of November 1, 2010 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

SJG-1

SJG-2

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,
	2010	2009

Operating Revenues	$57,140	$56,305

Operating Expenses:
Cost of Sales (Excluding depreciation)	28,834	31,726
Operations	15,071	13,839
Maintenance	2,847	2,301
Depreciation	7,676	6,791
Energy and Other Taxes	1,377	1,416

Total Operating Expenses	55,805	56,073

Operating Income	1,335	232

Other Income and Expense	(671)	107

Interest Charges	(4,775)	(4,085)

Loss Before Income Taxes	(4,111)	(3,746)

Income Taxes	2,132	1,666

Net Loss	$(1,979)	$(2,080)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG-3

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,
	2010	2009

Operating Revenues	$315,200	$364,253

Operating Expenses:
Cost of Sales (Excluding depreciation)	169,650	227,608
Operations	49,363	47,206
Maintenance	8,448	6,162
Depreciation	22,074	19,973
Energy and Other Taxes	7,315	7,783

Total Operating Expenses	256,850	308,732

Operating Income	58,350	55,521

Other Income and Expense	(198)	789

Interest Charges	(12,953)	(12,334)

Income Before Income Taxes	45,199	43,976

Income Taxes	(18,132)	(18,051)

Net Income	$27,067	$25,925

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG-4

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended September 30,
	2010	2009

Net Loss	$(1,979)	$(2,080)

Other Comprehensive Income - Net of Tax:

Unrealized Gain on Available-for-Sale Securities	283	344
Unrealized Gain on Derivatives - Other	7	7

Other Comprehensive Income - Net of Tax *	290	351

Comprehensive Loss	$(1,689)	$(1,729)

	Nine Months Ended September 30,
	2010	2009

Net Income	$27,067	$25,925

Other Comprehensive Income - Net of Tax:

Unrealized Gain on Available-for-Sale Securities	163	441
Unrealized Gain on Derivatives - Other	20	20

Other Comprehensive Income - Net of Tax *	183	461

Comprehensive Income	$27,250	$26,386

* Determined using a combined statutory tax rate of 41% .

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG-5

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended September 30,
	2010	2009

Net Cash Provided by Operating Activities	$73,839	$86,313

Cash Flows from Investing Activities:

Capital Expenditures	(88,992)	(54,921)
Purchase of Restricted Investments in Margin Accounts	(4,466)	-
Investment in Long-Term Receivables	(2,009)	(3,486)
Proceeds from Long-Term Receivables	1,213	3,633

Net Cash Used in Investing Activities	(94,254)	(54,774)

Cash Flows from Financing Activities:
Net Repayments of Lines of Credit	(4,100)	(28,050)
Principal Repayments of Long-Term Debt	-	(17)
Proceeds from Issuance of Long-Term Debt	60,000	-
Payments for Issuance of Long-Term Debt	(1,016)	(95)
Dividend on Common Stock	(35,001)	(5,001)

Net Cash Provided by (Used in) Financing Activities	19,883	(33,163)

Net Decrease in Cash and Cash Equivalents	(532)	(1,624)
Cash and Cash Equivalents at Beginning of Period	1,993	2,228

Cash and Cash Equivalents at End of Period	$1,461	$604

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG-6

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2010	December 31, 2009
Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,352,935	$1,275,792
Accumulated Depreciation	(331,979)	(314,627)

Property, Plant and Equipment - Net	1,020,956	961,165

Investments:
Available-for-Sale Securities	6,280	5,941
Restricted Investments	4,598	132

Total Investments	10,878	6,073

Current Assets:
Cash and Cash Equivalents	1,461	1,993
Accounts Receivable	37,641	41,392
Accounts Receivable - Related Parties	4,461	974
Unbilled Revenues	8,919	47,333
Provision for Uncollectibles	(5,149)	(3,915)
Natural Gas in Storage, average cost	34,834	23,711
Materials and Supplies, average cost	3,170	4,854
Prepaid Taxes	34,739	13,796
Derivatives - Energy Related Assets	795	797
Other Prepayments and Current Assets	2,730	2,248

Total Current Assets	123,601	133,183

Regulatory and Other Noncurrent Assets:
Regulatory Assets	245,477	240,462
Unamortized Debt Issuance Costs	6,649	5,829
Long-Term Receivables	7,057	7,693
Derivatives - Energy Related Assets	256	333
Other	2,396	2,324

Total Regulatory and Other Noncurrent Assets	261,835	256,641

Total Assets	$1,417,270	$1,357,062

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG-7

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	September 30, 2010	December 31, 2009

Capitalization and Liabilities

Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	200,716	200,716
Accumulated Other Comprehensive Loss	(6,147)	(6,330)
Retained Earnings	218,237	231,296

Total Common Equity	418,654	431,530

Long-Term Debt	285,000	250,000

Total Capitalization	703,654	681,530

Current Liabilities:
Notes Payable	105,300	109,400
Current Portion of Long-Term Debt	60,000	35,000
Accounts Payable - Commodity	12,211	19,630
Accounts Payable - Other	16,811	21,947
Accounts Payable - Related Parties	9,593	12,120
Derivatives - Energy Related Liabilities	20,484	9,799
Deferred Income Taxes - Net	5,583	11,642
Customer Deposits and Credit Balances	20,787	13,542
Environmental Remediation Costs	21,959	22,499
Taxes Accrued	1,621	8,548
Pension Benefits	1,066	1,066
Interest Accrued	4,859	5,979
Dividends Declared	5,125	-
Other Current Liabilities	3,703	7,839

Total Current Liabilities	289,102	279,011

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	51,013	50,193
Deferred Income Taxes - Net	237,021	210,925
Environmental Remediation Costs	46,095	46,557
Asset Retirement Obligations	23,379	22,960
Pension and Other Postretirement Benefits	54,054	57,699
Investment Tax Credits	1,285	1,517
Derivatives - Energy Related Liabilities	1,583	504
Derivatives - Other	5,740	1,956
Other	4,344	4,210

Total Regulatory and Other Noncurrent Liabilities	424,514	396,521

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,417,270	$1,357,062

The accompanying notes are an integral part of the unaudited condensed financial statements.

SJG-8

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

REVENUE BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both revenues and cost of sales, and totaled $0.9 million and $1.0 million for the three months ended September 30, 2010 and 2009, and $5.7 million and $6.3 million for the nine months ended September 30, 2010 and 2009, respectively.

CAPITALIZED INTEREST - SJG capitalizes interest on construction at the rate of return on rate base utilized by the New Jersey Board of Public Utilities (BPU) to set rates in our last base rate proceeding.   See Note 2 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2009.  Capitalized interest is included in Utility Plant on the condensed balance sheets. Interest Charges are presented net of capitalized interest on the condensed statements of income.   The amount of interest capitalized by SJG for the three and nine months ended September 30, 2010 and 2009 was not significant.

DERIVATIVE INSTRUMENTS - SJG, through its affiliate, South Jersey Resources Group (SJRG), uses a variety of derivative instruments to limit its exposure to market risk in accordance with strict guidelines (See Note 12).  These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives – Energy Related Assets or Derivatives – Energy Related Liabilities on the condensed balance sheets.  The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval.  As a result, the net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed balance sheets.

SJG has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt.  These interest rate derivatives, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives-Other on the condensed balance sheets.  The fair value represents the amount SJG would have to pay the counterparty to terminate these contracts as of those dates.  Management believes that, subject to BPU approval, the market value upon termination of these interest rate derivatives can be recovered in rates and therefore these unrealized losses have been included in Other Regulatory Assets in the condensed balance sheets.

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

SJG-9

2.	STOCK-BASED COMPENSATION PLANS:

The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at September 30, 2010, and the assumptions used to estimate the fair value of the awards:

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

As of September 30, 2010, there was $0.4 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes information regarding restricted stock award activity during the nine months ended September 30, 2010, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2010	17,556	$36.551

Granted	10,024	$39.020

Nonvested Shares Outstanding, September 30, 2010	27,580	$37.448

During March 2010, SJG awarded 14,400 shares that had vested at December 31, 2009, to its officers at a market value of $0.5 million. During March 2009, SJG awarded 13,640 shares at a market value of $0.5 million. SJG has a policy of making cash payments to SJI to satisfy its obligations under this plan. Cash payments to SJI during the nine months ended September 30, 2010 and 2009 were approximately $0.3 million and $0.2 million, respectively, relating to stock awards. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

3.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the BPU.  Effective September 17, 2010, the BPU granted SJG a base rate increase of $42.1 million, which was predicated in part upon a 8.21% rate of return on rate base that included a 10.3% return on common equity. The $42.1 million includes $16.6 million of revenue previously recovered through the Conservation Incentive Program (CIP) and $6.8 million of revenues previously recovered through the Capital Investment Recovery Tracker (CIRT), resulting in incremental revenue of $18.7 million. SJG was permitted to recover regulatory assets contained in its petition and is allowed to defer certain federally mandated pipeline integrity management program costs for recovery in its next base rate case. In addition, annual depreciation expense will be reduced by $1.2 million as a result of the amortization of excess cost of removal recoveries. The BPU also authorized a Phase II of the rate proceeding to address the recovery of investment in CIRT projects not rolled into rate base in this case.

Also effective September 17, 2010, the BPU approved, on a provisional basis, the Company’s request to reduce its BGSS rates by 10.6% and its request to increase the CIP rates by 0.3%. This net rate reduction will more than offset the increase in base rates resulting in a net reduction of $19.1 million to SJG customers. Residential customers will benefit from a 3.4% decrease to their natural gas bills during a typical winter month. In July, the Company filed its Energy Efficiency Tracker petition requesting a 0.4% increase.  This matter is still pending.

SJG-10

4.	REGULATORY ASSETS AND LIABILITIES:

There have been no significant changes to the nature of SJG’s regulatory assets and liabilities since December 31, 2009, which are described in Notes 2 and 3 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2009.

Regulatory Assets consisted of the following items (in thousands):

	September 30,	December 31,
	2010	2009
Environmental Remediation Costs:
Expended - Net	$39,142	$42,924
Liability for Future Expenditures	68,054	69,056
Income Taxes - Flowthrough Depreciation	1,018	1,752
Deferred Asset Retirement Obligation Costs	22,715	22,438
Deferred Pension and Other Postretirement Benefit Costs	70,049	71,192
Deferred Gas Costs - Net	7,645	6,519
Conservation Incentive Program Receivable	19,557	16,672
Societal Benefit Costs Receivable	3,090	1,872
Premium for Early Retirement of Debt	740	1,046
Other Regulatory Assets	13,467	6,991

Total Regulatory Assets	$245,477	$240,462

Regulatory Liabilities consisted of the following items (in thousands):

	September 30,	December 31,
	2010	2009
Excess Plant Removal Costs	$48,758	$48,715
Other Regulatory Liabilities	2,255	1,478

Total Regulatory Liabilities	$51,013	$50,193

DEFERRED GAS COSTS – NET – Over/under collections of gas costs are monitored through SJG’s Basic Gas Supply Service Clause (BGSS) mechanism.  Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability.  Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval.  The BGSS increased from a $6.5 million regulatory asset at December 31, 2009 to a $7.6 million regulatory asset at September 30, 2010 primarily due to a change of $11.8 million in the fair value of energy related derivatives, partially offset by gas costs recovered from customers exceeding the actual cost of the commodity incurred during 2010 as a result of natural gas prices remaining at very low levels.

5.	FINANCIAL INSTRUMENTS:

Restricted Investments Beginning in the third quarter of 2010, SJG maintains a margin account with SJRG in conjunction with SJG's risk management activities as detailed in Notes 1 and 12. The funds provided by SJG will increase as the number of outstanding energy related contracts held with SJRG increases. As of September 30, 2010 the balance held with SJRG totaled $4.5 million.

In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of both September 30, 2010 and December 31, 2009, the escrowed proceeds, including interest earned, totaled $0.1 million. The carrying amounts of the Restricted Investments approximate their fair value at September 30, 2010 and December 31, 2009.

Long-Term Receivables – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $10.0 million and $10.8 million as of September 30, 2010 and December 31, 2009, respectively.  The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the balance sheet.  The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amounts of $1.1 million and $1.2 million as of September 30, 2010 and December 31, 2009, respectively.  The annual amortization to interest is not material to SJG’s financial statements.  The carrying amounts of these receivables approximate their fair value at September 30, 2010 and December 31, 2009.

SJG-11

Long-Term Debt – In March 2010, SJG issued $15.0 million aggregate principal amount of its Medium Term Notes in a private placement. These notes bear interest at 4.84%, are secured by a first mortgage lien on substantially all utility plant and are due in 2026.  In June 2010, SJG issued an additional $45.0 million aggregate principal of its Medium Term notes in a private placement.  These notes bear interest at 4.93%, are secured by a first mortgage lien on substantially all utility plant and are also due in 2026. The estimated fair values of SJG’s long-term debt, including current maturities, as of September 30, 2010 and December 31, 2009, were $430.6 million and $331.5 million, respectively. We based the estimates on interest rates available to SJG at the end of each period for debt with similar terms and maturities. Carrying amounts as of September 30, 2010 and December 31, 2009, were $345.0 million and $285.0 million, respectively. We retire debt when it is cost effective as permitted by the debt agreements.  Certain long-term debt agreements contain one covenant which potentially restricts SJG’s ability to pay cash dividends and other distributions on its common stock.  As of September 30, 2010, SJG was in compliance with this covenant.

6.	RELATED PARTY TRANSACTIONS:

There have been no significant changes in the nature of SJG’s related party transactions since December 31, 2009. See Note 4 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2009 for a detailed description of such transactions.

A summary of related party transactions, excluding pass-through items, included in Operating Revenues were as follows, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating Revenues/Affiliates:
SJRG	$232	$285	$877	$3,490
Other	103	93	338	338
Total Operating Revenue/Affiliates	$335	$378	$1,215	$3,828

Related party transactions, excluding pass-through items, included in Operating Expenses were as follows, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Costs of Sales/Affiliates:
SJRG	$20	$1,860	$14,602	$33,321
Total Cost of Sales/Affiliates:	$20	$1,860	$14,602	$33,321

Derivative Losses (Gains) (See Note 1): *
SJRG	$5,461	$12,478	$17,757	$44,290

* Contracts used to hedge natural gas purchases. Included in Cost of Sales on the Condensed Statement of Income.

Operations Expense/Affiliates
SJI	$1,766	$1,655	$6,147	$5,832
SJIS	1,258	1,261	3,720	3,596
Millennium	771	737	2,223	2,178
Other	(65)	(70)	(183)	(228)
Total Operations Expense/Affiliates	$3,730	$3,583	$11,907	$11,378

7.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of September 30, 2010 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date

Revolving Credit Facility	$100,000	$88,500	$11,500	August 2011
Line of Credit	40,000	—	40,000	August 2011
Uncommitted Bank Lines	40,000	16,800	23,200	Various

Total	$180,000	$105,300	$74,700

SJG-12

All committed facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis.  SJG was in compliance with these covenants as of September 30, 2010.  Borrowings under these credit facilities are at market rates.  The weighted average borrowing cost, which changes daily, was 0.72% and 0.64% at September 30, 2010 and 2009, respectively.

8.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and nine months ended   September 30, 2010 and 2009, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service Cost	$663	$622	$1,989	$1,866
Interest Cost	1,780	1,676	5,339	5,029
Expected Return on Plan Assets	(1,626)	(1,457)	(4,877)	(4,370)
Amortizations:
Prior Service Cost	54	54	162	161
Actuarial Loss	919	1,043	2,757	3,127
Net Periodic Benefit Cost	1,790	1,938	5,370	5,813
Capitalized Benefit Costs	(877)	(949)	(2,631)	(2,848)
Total Net Periodic Benefit Expense	$913	$989	$2,739	$2,965

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service Cost	$183	$155	$548	$466
Interest Cost	648	678	1,945	2,034
Expected Return on Plan Assets	(385)	(351)	(1,154)	(1,054)
Amortizations:
Prior Service Credits	(70)	(63)	(211)	(190)
Actuarial Loss	297	562	890	1,310
Net Periodic Benefit Cost	673	981	2,018	2,566
Capitalized Benefit Costs	(330)	(480)	(989)	(1,257)
Total Net Periodic Benefit Expense	$343	$501	$1,029	$1,309

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

STANDBY LETTER OF CREDIT -    SJG provided a $25.2 million letter of credit, under a separate credit facility from those it borrows under to provide liquidity support for the remarketing of variable-rate demand bonds issued through the NJEDA. The bonds were used to finance the expansion of SJG’s natural gas distribution system.  This letter of credit expires in August 2011.

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

SJG-13

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

COLLECTIVE BARGAINING AGREEMENTS - Unionized personnel represent approximately 66% of our workforce at September 30, 2010. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (“IBEW”) and the International Association of Machinists and Aerospace Workers (“IAM”).  The Company and the IBEW operate under a collective bargaining agreement that runs through February 2013.   Unionized employees represented by the IAM operate under a collective bargaining agreement that expires in August 2014.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category as of September 30, 2010 is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets -

Available-for-Sale Securities (A)	$6,280	$6,280	$-	$-
Derivatives – Energy Related Assets (B)	1,051	462	589	-
	$7,331	$6,742	$589	$-

Liabilities -

Derivatives – Energy Related Liabilities (B)	$22,067	$18,459	$3,608	$-
Derivatives – Other (C)	5,740	-	5,740	-
	$27,807	$18,459	$9,348	$-

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

SJG-14

11.	AVAILABLE–FOR–SALE SECURITIES:

SJG's portfolio of investments consists of five highly diversified funds which are not used for working capital purposes. These funds are in an unrealized loss position as of September 30, 2010. Due to the nature of the underlying securities, these funds as a whole are susceptible to changes in the economy and have been adversely affected by the economic slowdown, particularly during the fourth quarter of 2008 when certain investments became impaired. SJG has evaluated the near-term prospects of the overall funds in relation to the severity and duration of the impairment. Based on that evaluation, SJG recorded an insignificant impairment loss during the fourth quarter of 2008. SJG does not intend to sell the remaining funds, and it is more likely than not it will not have to sell the remaining funds before recovery of its cost basis. SJG does not consider these remaining investments to be other-than-temporarily impaired at September 30, 2010.

The following table shows the gross unrealized losses and fair value of the SJG's Available-for-Sale Securities with unrealized losses that are not deemed to be other-than-temporarily impaired (in thousands), aggregated by length of time that the individual funds have been in a continuous unrealized loss position at September 30, 2010.

	Less than 12 Months		Greater Than 12 Months		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable Equity Securities	$-	$-	$3,086	$482	$3,086	$482

As of both September 30, 2010 and December 31, 2009, the total losses for securities with net losses included in Accumulated Other Comprehensive Loss was $0.3 million.  As of September 30, 2010 and December 31, 2009, securities with net gains included in Accumulated Other Comprehensive Loss was $0.3 million and $0.1 million, respectively.

12.	DERIVATIVE INSTRUMENTS:

SJG is involved in buying, selling, transporting and storing natural gas and is subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company, through its affiliate South Jersey Resources Group (SJRG), uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, futures contracts, swap agreements and options contracts. As of September 30, 2010, SJG had outstanding derivative contracts intended to limit the exposure to market risk on 26.4 MMdts of expected future purchases of natural gas. These contracts, which do not qualify for the normal purchase and sale exemption and have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives —Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed balance sheets. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed balance sheets. As of September 30, 2010 and December 31, 2009, SJG had $21.0 million and $9.2 million of unrealized losses, respectively, included in its BGSS related to open financial contracts.

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

We previously used derivative transactions known as “Treasury Locks” to hedge against the impact on our cash flows of possible interest rate increases on debt issued in September 2005.  The initial $1.4 million cost of the Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the 30 year life of the associated debt issue.  As of September 30, 2010 and 2009, the unamortized balance was approximately $1.2 million.

SJG-15

The fair values of all derivative instruments, as reflected in the condensed balance sheets as of September 30, 2010 and December 31, 2009, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	September 30, 2010		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:

Derivatives – Energy Related – Current	$795	$20,484	$797	$9,799

Derivatives – Energy Related – Non-Current	256	1,583	333	504

Interest rate contracts:

Derivatives – Other	-	5,740	-	1,956

Total derivatives not designated as hedging instruments under GAAP	$1,051	$27,807	1,130	12,259

The effect of derivative instruments on the condensed statements of income for the three and nine months ended September 30, 2010, and 2009 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships Interest Rate Contracts:	2010	2009	2010	2009

Losses reclassified from accumulated OCI into income (a)	$(12)	$(12)	$(36)	$(36)

(a) Included in Interest Charges

Net realized losses associated with SJG’s energy related financial commodity contracts of $5.5 million and $12.5 million for the three months ended September 30, 2010 and 2009 and $17.8 million and $44.3 million for the nine months ended September 30, 2010 and 2009 respectively, are not included in the above table.  These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

OVERVIEW:

Organization - SJG is an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. SJG also sells natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transports natural gas purchased directly from producers or suppliers to their customers. SJG served 344,271 customers at September 30, 2010 compared with 339,894 customers at September 30, 2009.

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

SJG-16

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

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The number of customers purchasing their natural gas from marketers was 31,297 and 29,019 at September 30, 2010 and 2009, respectively.

RESULTS OF OPERATIONS:

The following table summarizes the composition of selected gas utility data for the three and nine months ended September 30,
(in thousands, except for degree day data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Utility Throughput – dth:
Firm Sales -
Residential	1,506	1,706	15,246	16,070
Commercial	627	673	3,955	4,319
Industrial	28	26	200	231
Cogeneration & Electric Generation	701	176	1,101	278
Firm Transportation -
Residential	136	139	1,325	1,410
Commercial	617	647	4,067	4,132
Industrial	3,036	2,906	9,379	8,875
Cogeneration & Electric Generation	1,638	799	4,634	1,518

Total Firm Throughput	8,289	7,072	39,907	36,833

Interruptible Sales	8	-	51	4
Interruptible Transportation	402	492	1,256	1,700
Off-System	969	544	4,006	4,309
Capacity Release	12,337	10,560	31,729	28,023

Total Throughput - Utility	22,005	18,668	76,949	70,869

SJG-17

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Utility Operating Revenues:
Firm Sales -
Residential	$28,745	$33,929	$198,105	$243,212
Commercial	8,743	9,129	45,228	53,663
Industrial	435	309	2,436	2,637
Cogeneration & Electric Generation	4,480	1,267	7,164	2,312
Firm Transportation -
Residential	1,212	1,090	7,168	7,413
Commercial	2,662	2,449	14,505	13,435
Industrial	4,155	3,638	12,806	10,841
Cogeneration & Electric Generation	1,098	681	3,816	1,474

Total Firm Revenues	51,530	52,492	291,228	334,987

Interruptible Sales	118	(16)	756	79
Interruptible Transportation	410	465	1,308	1,551
Off-System	4,525	1,904	20,071	23,154
Capacity Release	358	1,171	1,088	3,594
Other	199	289	749	888

Total Utility Operating Revenues	57,140	56,305	315,200	364,253

Less:
Cost of Sales	28,834	31,726	169,650	227,608
Conservation Recoveries*	1,025	1,247	5,398	6,636
RAC Recoveries*	1,741	1,210	5,222	3,627
EET Recoveries*	426	81	964	81
Revenue Taxes	863	921	5,709	6,263
Utility Margin	$24,251	$21,120	$128,257	$120,038

Margin:
Residential	$12,806	$12,699	$72,889	$74,836
Commercial and Industrial	6,673	6,325	28,395	28,779
Cogeneration and Electric Generation	916	875	2,304	1,750
Interruptible	25	8	139	96
Off-system & Capacity Release	85	208	462	1,108
Other Revenues	467	859	1,458	2,075
Margin Before Weather Normalization & Decoupling	20,972	20,974	105,647	108,644
CIRT Mechanism	2,505	551	7,067	926
CIP Mechanism	733	(409)	15,425	10,464
EET Mechanism	41	4	118	4
Utility Margin	$24,251	$21,120	$128,257	$120,038

Degree Days:	3	34	2,782	3,033

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.

Throughput – Total gas throughput increased 3.3 MMdts, or 17.9%, for the three months ended September 30, 2010, compared to the same period in 2009. Total gas throughput increased 6.1 MMdts, or 8.6%, for the nine months ended September 30, 2010, compared with the same period in 2009.  The majority of the increase is attributable to higher capacity release, which increased by 1.8 MMdts and 3.7 MMdts during the three and nine months ended September 30, 2010, as reflected in the table above.  Higher capacity release throughput was the result of capacity made available during 2010 when the weather was 8.3% warmer than in 2009. In addition, cogeneration and electric generation sales and transportation throughput increased on a year-to-date basis.  As the summer of 2010 was one of the  hottest on record, higher electric consumption for air conditioning drove the demand for greater natural gas consumption by the region’s electric utility.  In the cogeneration market, a significant increase in transportation throughput was realized as a single customer increased its contract significantly to shift supply from its pipeline supplier to SJG.

SJG-18

Conservation Incentive Program (CIP) - The effects of the CIP on our net income and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Income Benefit:
CIP – Weather Related	$-	$-	$2.3	$(0.1)
CIP – Usage Related	0.4	(0.2)	6.8	6.3
Total Net Income Benefit	$0.4	$(0.2)	$9.1	$6.2

Weather Compared to 20-Year Average	93.8% warmer	30.5% warmer	8.1% warmer	0.2% colder
Weather Compared to Prior Year	91.2% warmer	85.3% colder	8.3% warmer	10.2% colder

Operating Revenues – Revenues increased $0.8 million during the three months ended September 30, 2010 compared with the same period in the prior year.  While firm sales revenue to residential and commercial markets decreased substantially during the third quarter of 2010 versus the third quarter of 2009, higher electric generation and Off-System Sales (OSS) more than offset this decrease. The residential and commercial sales revenue decrease was primarily the result of a lower Basic Gas Supply Service (BGSS) rate in effect during 2010 and lower sales volume as reflected in the “Throughput” table above.  The BGSS rate had been reduced 21% in October 2009 to address lower natural gas costs experienced in 2009 and forecasted through 2010.  The BGSS rate was further reduced in September 2010 in Note 2, “Rates and Regulatory Actions”.

While changes in gas costs and BGSS recoveries may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed under “Margin.” OSS revenue increased $2.6 million during the third quarter of 2010 versus the third quarter of 2009, as both sales volume and unit sales prices increased.    As reflected in the Margin table above, the impact of the higher OSS did not have a material impact on the earnings of the Company, as SJG is required to share 85% of the profits of such activity with the ratepayers.  As discussed under “Throughput” above, electric generation sales rose due to the extremely hot summer weather and contributed an additional $3.2 million to revenue during the third quarter of 2010.

Revenues decreased $49.1 million during the nine months ended September 30, 2010 compared with the same period in the prior year.  Firm revenues decreased $43.8 million, or 13.1%, primarily as a result of a lower BGSS rate in effect during 2010. As discussed above, such changes in gas costs and BGSS recoveries have no impact on Company profitability. There was also a $3.1 million decrease in OSS during the first nine months of 2010 versus 2009.  This decrease was primarily related to a reduction in SJG’s portfolio of assets available for such activities under the provisions of the CIP, which significantly impacted sales during the first quarter of 2010.  See discussion under “Rates and Regulation” in Item 7 of SJG’s Form 10-K for the year ended December 31, 2009 for additional discussion regarding the CIP.  As reflected in the Margin table above, the impact of lower OSS did not have a material impact on the earnings of the Company, as SJG is required to share 85% of the profits of such activity with the ratepayers.

Margin (pre-tax) - SJG’s margin is defined as natural gas revenues less natural gas costs, regulatory rider expenses and related volumetric and revenue based energy taxes. SJG believes that margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, regulatory rider expenses and related energy expenses are passed through to customers, and therefore, they have no effect on margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the New Jersey Board of Public Utilities through SJG’s BGSS tariff.

Total margin increased $3.1 million, or 14.8%, for the three months ended September 30, 2010, compared with the same period in 2009 due to customer additions and profits earned through the Company’s Capital Investment Recovery Tracker (CIRT).   The CIRT was approved by the BPU in April 2009 and allows the Company to accelerate certain capital spending and also earn a return of, and a return on, investment at the time the investment is made. The CIRT added $2.5 million of pre-tax margin in the third quarter of 2010, compared with $0.6 million in the same period of 2009.

Total margin increased $8.2 million, or 6.8% for the nine  months ended September  30, 2010 compared with the same period in 2009 primarily due to customer additions and profits earned through the Company’s CIRT, as noted above.  The CIRT added $7.1 million of pre-tax margin in the first nine months of 2010, compared with $0.9 million in the same period last year.  Partially offsetting these increases were lower margins from OSS and capacity release, primarily in the first quarter of 2010.

The CIP protected $15.4 million of pre-tax margin in the first nine months of 2010 that would have been lost due to lower customer usage, compared with $10.5 million in the same period last year.  Of these amounts, $3.9 million and $(0.2) million were related to weather variations and $11.5 million and $10.7 million were related to other customer usage variations in 2010 and 2009, respectively.

SJG-19

Operating Expenses - A summary of changes in operating expenses (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2010 vs. 2009	2010 vs. 2009

Operations	$1,232	$2,157
Maintenance	546	2,286
Depreciation	885	2,101
Energy and Other Taxes	(39)	(468)

Operations – Operations expense increased $1.2 million and $2.2 million for the three and nine months ended September 30, 2010, respectively, as compared with the same periods in 2009.  The increases are due to several factors as follows:

•
Bank fees increased $0.1 million and $0.7 million for the three and nine month periods ended September 30, 2010, respectively, as compared with 2009, to support credit availability and the Company’s variable-rate debt.

•
Expenses associated with increasing SJG’s reserve for uncollectible accounts increased $0.6 million and $0.4 million for the three and nine month periods ended September 30, 2010, respectively, compared to the same periods last year.  Changes in the uncollectible reserve are the result of fluctuations in levels of customer accounts receivable balances.

•
Expense associated with the write-off of uncollectible customer accounts receivable increased $0.5 million for the nine month period ended September 30, 2010, as compared with 2009.  This increase in write-offs resulted from a post-winter season evaluation of delinquent accounts.

•
Payroll expense increased $0.1 million and $0.6 million for the three and nine month periods ended September 30, 2010, respectively, as compared with 2009, as a result of annual compensation increases and additional overtime required to address the impact of unusually inclement weather on the Company’s distribution system, primarily in the first quarter of 2010.

•
Expenses related to a voluntary separation program offered in the early part of 2010 to its unionized workforce in an effort to reduce future labor costs resulted in an additional expense of $0.2 million for the nine month period ended September 30, 2010, as compared with 2009.

•
Spending under the New Jersey Clean Energy Program and Energy Efficiency Programs experienced a net increase (decrease) of $0.1 million and $(0.4) million for the three and nine months periods ended September 30, 2010 as compared to 2009.  Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced offsetting changes in revenues during the periods.

Maintenance - Maintenance expense increased during the three and nine months ended September 30, 2010, compared with the same periods in 2009, primarily due to higher levels of Remediation Adjustment Clause (RAC) amortization.  RAC-related expenses do not affect earnings as we recognize an offsetting amount in revenues.

Depreciation - Depreciation expense increased during the three and nine months ended September 30, 2010, as compared with the same periods in 2009, due mainly to SJG’s continuing investment in utility plant.

Energy and Other Taxes - Energy and Other Taxes decreased during the three and nine months ended September 30, 2010, compared with the same periods in 2009, primarily due to lower taxable firm throughput in 2010 resulting from warmer weather.    Further contributing to the year-to-date reduction was a $0.2 million credit realized during the first quarter of 2010 for a revenue tax rate decrease.

Other Income and Expense - Other Income and Expense reflects a decrease during the three and nine months ended September 30, 2010, compared with the same periods in 2009, primarily due to an agreement reached with the FERC to resolve an outstanding dispute.  SJG’s portion of this settlement approximated $0.7 million, which was accrued during the third quarter of 2010.  Additional details concerning this settlement can be found in Item 8.01, Other Events, of SJI’s Form 8-K filed on September 28, 2010.

SJG-20

Interest Charges – Interest Charges increased $0.7 million and $0.6 million, respectively, during the three and nine months ended September 30, 2010, compared with the same period in 2009.  The effect of lower average levels of short-term debt and lower average short-term debt interest rates was offset by the issuance of $60 million aggregate principal long-term debt issued during the first nine months of 2010 as compared to 2009.

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities.  Net cash provided by operating activities totaled $73.8 million and $86.3 million in the first nine months of 2010 and 2009, respectively.  Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Net cash provided by operating activities in the first nine months of 2010 was impacted by lower customer receivable balances which were offset by higher natural gas inventory balances, and lower collections under regulatory clauses.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital purchases was $89.0 million and $54.9 million during the first nine months of 2010 and 2009, respectively.   We estimate the net cash outflows for construction projects for fiscal years 2010, 2011 and 2012 to be approximately $134.9 million, $57.1 million and $57.5 million, respectively.  For capital expenditures, including those under the CIRT, SJG will use short-term borrowings under lines of credit from commercial banks to finance capital expenditures as incurred.  From time to time, the Company will refinance the short-term debt incurred to support capital expenditures with long-term debt.

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

Credit facilities and available liquidity as of September 30, 2010 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date

Revolving Credit Facility	$100,000	$88,500	$11,500	August 2011
Line of Credit	40,000	—	40,000	August 2011
Uncommitted Bank Lines	40,000	16,800	23,200	Various

Total	$180,000	$105,300	$74,700

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our future liquidity needs.

SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance our long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. In July 2009, SJG filed a petition with the New Jersey Board of Public Utilities requesting approval to issue up to $150.0 million of MTN's through September 2011. In March and June 2010, SJG issued $15.0 million and $45.0 million aggregate principal amounts, respectively, of its MTNs under private placements. In September 2010, SJG entered into an arrangement to issue Medium Term Notes under a private placement in an aggregate principal amount of $55.0 million.  SJG expects to issue the debt by the end of the fourth quarter of 2010.  No other long-term debt was issued during the first nine months of 2010 or 2009.

SJG-21

SJG’s capital structure was as follows:

	As of September 30, 2010	As of December 31, 2009

Common Equity	48.2%	52.2%
Long-Term Debt	39.7	30.3
Short-Term Debt	12.1	17.5

Total	100.0%	100.0%

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for capital expenditures for the first nine months of 2010 amounted to $89.0 million. Management estimates net cash outflows for construction projects for 2010, 2011 and 2012, to be approximately $134.9 million, $57.1 million and $57.5 million, respectively.  Costs for remediation projects, net of insurance reimbursements, for the first nine months of 2010 amounted to net cash outflows of $1.9 million.  Total cash outflows for remediation projects are expected to be $6.2 million, $18.2 million and $11.9 million for 2010, 2011, and 2012, respectively.  As discussed in Notes 2 and 12 to the Financial Statements in Item 8 of SJG’s 10-K as of December 31, 2009, environmental remediation costs are subject to recovery from insurance carriers and ratepayers.

SJG provided a $25.2 million letter of credit, outside of the revolving credit facility, to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG's natural gas distribution system.  This letter of credit expires in August 2011.

SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of September 30, 2010, average $44.5 million annually and total $185.9 million over the contracts’ lives. The increase of approximately $8.7 million since December 31, 2009 was primarily due to agreements made to extend several services, partially offset by the expiration of obligations during the first nine months of 2010.  Approximately 21% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

Contractual Cash Obligations –   Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2009.  In addition to increased gas supply commitments noted above, SJG’s contractual cash obligations increased for principal and interest related to the $60.0 million of long-term debt issued during 2010, along with $10.9 million in construction related obligations.

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

Ratio of Earnings to Fixed Charges - Our ratio of earnings to fixed charges for each of the periods indicated is as follows:

Twelve Months Ended Sept. 30,	Year Ended December 31,
2010	2009	2008	2007	2006	2005

4.9x	4.9x	4.4x	4.1x	3.7x	4.0x

The ratio of earnings to fixed charges represents, on a pre-tax basis, the number of times earnings covers fixed charges. Earnings consist of net income, to which has been added fixed charges and taxes. Fixed charges consist of interest charges, preferred securities dividend requirements that existed through 2005, and an interest factor in rentals.

SJG-22

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

We transact commodities on a physical basis and typically do not enter into financial derivative positions directly. South Jersey Resources Group, LLC (SJRG), an affiliate by common ownership, manages our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts through SJRG to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. It is management’s policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. The majority of our contracts are typically less than 12-months long. The fair value and maturity of all these energy trading and hedging contracts determined using mark-to-market accounting as of September 30, 2010 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total

Prices Actively Quoted (NYMEX)	$441	$21	$462

Prices Provided by Other	354	235	589

Total	$795	$256	$1,051

Liabilities
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total

Prices Actively Quoted (NYMEX)	$17,249	$1,210	$18,459

Prices Provided by Other External Sources (Basis)	3,235	373	3,608

Total	$20,484	$1,583	$22,067

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location.  Contracted volumes of our NYMEX contracts are 14.9 MMDth with a weighted-average settlement price of $5.08 per dth.  Contracted volumes of our Basis contracts are 11.1 MMDth with a weighted average settlement price of $1.08 per dth.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2010	$(9,173)
Contracts Settled During the Nine Months ended September 30, 2010, Net	7,681
Other Changes in Fair Value from Continuing and New Contracts, Net	(19,524)
Net Derivatives — Energy Related Liability, September 30, 2010	$(21,016)

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at September 30, 2010, was $105.3 million and averaged $79.1 million during the first nine months of 2010. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $0.5 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2010 –8 b.p. increase (year-to-date); 2009 – 29 b.p. decrease; 2008 - 317 b.p. decrease; 2007 - 36 b.p. decrease; 2006 - 72 b.p. increase; and 2005 - 191 b.p. increase.  As of September 30, 2010, our average borrowing cost, which changes daily, was 0.72%.

SJG-23

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of September 30, 2010, the interest costs on all of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative.  Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of September 30, 2010, SJG’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type
$12,500,000	3.430%	12/01/2006	02/01/2036	Tax-exempt
$12,500,000	3.430%	12/01/2006	02/01/2036	Tax-exempt

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. Based on that evaluation, SJG’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

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

SOUTH JERSEY GAS COMPANY

(Registrant)

Dated: November 8, 2010	By:	/s/ Edward J. Graham
Edward J. Graham
President & Chief Executive Officer

Dated: November 8, 2010	By:	/s/ David A. Kindlick
David A. Kindlick
Senior Vice President & Chief Financial Officer

SJG-25