Form 10-K
period 2010-12-31
SOUTH JERSEY GAS CO/NEW
filed 2011-03-01
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Documents Incorporated by Reference:   None

Forward Looking Statements

Certain statements contained in this Annual Report on form 10-K may qualify as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report should be considered forward-looking statements made in good faith by the Company and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of the Company’s documents or oral presentations, words such as “anticipate,” “believe,” “expect,” “estimate,” “forecast,” “goal,” “intend,” “objective,” “plan,” “project,” “seek,” “strategy” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include, but are not limited to the risks set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere throughout this Report. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Report. While South Jersey Gas Company, Inc. (SJG or the Company) believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJG undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.

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

Additional information on the nature of our business is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Market Risk” and Note 3, “Rates and Regulatory Actions”.

Financial Information About Reportable Segments

Not applicable.

Rates and Regulation

Information on our rates and regulatory affairs is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 3, “Rates and Regulatory Actions”.

Sources and Availability of Raw Materials

Transportation and Storage Agreements

SJG has direct connections to the interstate pipeline systems of both Transcontinental Gas Pipe Line Company, LLC (Transco) and Columbia Gas Transmission, LLC (Columbia). During 2010, SJG purchased and had delivered approximately 35.4 million decatherms (MMdts) of natural gas for distribution to both on-system and off-system customers. Of this total, 24.2 MMdts were transported on the Transco pipeline system while 11.2 MMdts were transported on the Columbia pipeline system. SJG also secures firm transportation and other long term services from one additional pipeline upstream of the Transco and Columbia systems. This upstream pipeline is owned by Dominion Transmission, Inc. (Dominion). Services provided by Dominion are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above-mentioned pipelines are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).  Unless otherwise indicated, our intentions are to renew or extend these service agreements before they expire.

Transco:

Transco is SJG’s largest supplier of long-term gas transmission services which includes both year-round and seasonal firm transportation (FT) service arrangements. When combined, these FT services enable SJG to purchase gas from third parties and have delivered to its city gate stations by Transco a total of 280,525 dts per day (dts/d). Of this total, 133,917 dts/d is long-haul FT (where gas can be transported from the production areas of the Southwest to the market areas of the Northeast) while 146,608 dts/d is market area FT. The terms of SJG’s year-round agreements extend for various periods through 2025. The terms of its seasonal agreements vary in length with the longest extending into 2012.

Of the 280,525 dts/d of Transco services mentioned above, SJG has released a total of 39,800 dts/d of its long-haul FT and 25,565 dts/d of its market area FT service. These releases were made in association with SJG’s Conservation Incentive Program (CIP) discussed further under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.  In addition, SJG released 90,000 dts/d of its market area FT service to South Jersey Resources Group (SJRG) as part of an Asset Management Agreement discussed further in this section under “Gas Supplies.”

SJG currently has seven long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 6.3 MMdts. Through these agreements, SJG can inject gas into market and production area storages during periods of low demand and extract gas at a Maximum Daily Withdrawal Quantity (MDWQ) of up to 124,840 dts during periods of high demand. The terms of these storage service agreements extend for various periods from 2010 to 2013.  During 2010 SJG released 17,433 dts/d of Transco SS-1 storage demand and 1,307,475 dts of its SS-1 storage capacity (both represent 100 percent of this service) thereby reducing its Transco MDWQ to 107,407 dts/d, and its storage capacity to approximately 5.0 MMdts.  Also released was 17,433 dts/d of winter season firm transportation service associated with SS-1 storage service.

Dominion:

SJG had previously subscribed to a single firm transportation service from Dominion under Rate Schedule FTNN.  This service facilitated the transportation of up to 5,545 dts/d from various Appalachian aggregation points to Transco’s Leidy Line for ultimate delivery to SJG city gate stations during the winter season (November through March) each year.  During 2010, this agreement and service were allowed to expire by their terms.

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

Columbia:

SJG has two firm transportation agreements with Columbia which, when combined, provide for 45,022 dts/d of firm deliverability and extend through October 31, 2019.   SJG had previously released 14,714 dts/d of this amount to SJRG in conjunction with its CIP thereby reducing the combined availability of firm transportation on the Columbia system to 30,308 dts/d.

SJG also subscribes to a firm storage service (FSS) with Columbia under its Rate Schedule FSS along with a firm transportation service under Rate Schedule SST.  Prior to 2010, these services were each rendered under three separate agreements.  In order to reduce both administrative and scheduling burdens associated with multiple contracts, SJG and Columbia agreed to merge the three agreements for each rate schedule into one agreement for each service effective May 1, 2010 and extended both agreements through October 31, 2019.  This was accomplished while preserving the Company’s total FSS MDWQ of 52,891 dts and related 3,473,022 dts of storage capacity.  Moreover, during 2010, SJG released to SJRG 19,029 dts per day of its FSS MDWQ along with 1,249,485 dts of its FSS storage capacity.  Additionally, SJG also released to SJRG 19,029 dts per day of its associated Columbia SST transportation service.  Both releases made by SJG were in connection with its CIP and extend through September 30, 2014.

Gas Supplies

SJG has an Asset Management Agreement (AMA) with SJRG that extends through November 30, 2013.  Under this agreement SJG has released to SJRG its firm transportation rights equal to 90,000 dth/d of transportation capacity on Transco.  SJRG will manage this capacity and provide SJG with up to 90,000 dth/d of firm deliverability in the summer season and up to 90,000 dth/d of interruptible deliverability in the winter season.  SJRG will seek to optimize the capacity released under this AMA and will pay SJG a fee based on a sharing formula in the agreement.  Due to increased liquidity in the market place, all other gas supply agreements with third party producer suppliers are short-term agreements and SJG uses financial contracts secured through SJRG to hedge against forward price risk.  Short-term agreements typically extend between one day and several months in duration.

Supplemental Gas Supplies

During 2010, SJG entered into two seasonal Liquefied Natural Gas (LNG) sales agreements with a separate third party supplier. The term of the first agreement, which was used during the 2010 summer season to refill SJG’s storage tank, extended through October 31, 2010, and had an associated contract quantity of 250,000 dts. The second agreement was acquired to replenish LNG in storage during the 2010-2011 winter season.  This agreement extends through March 31, 2011 and also provides SJG with up to 250,000 dts of LNG.

SJG operates peaking facilities which can store and vaporize LNG for injection into its distribution system. SJG’s LNG facility has a storage capacity equivalent to 434,300 dts of natural gas and has an installed capacity to vaporize up to 96,750 dts of LNG per day for injection into its distribution system.

Peak-Day Supply

SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees Fahrenheit (F). Gas demand on such a design day for the 2010-2011 winter season is estimated to be 466,995 dts. SJG projects that it has adequate supplies and interstate pipeline entitlements to meet its design requirements. SJG experienced its highest peak-day demand for calendar year 2010 of 401,761 dts on January 30th while experiencing an average temperature of 16.5 degrees F that day.

Natural Gas Prices

SJG’s average cost of natural gas purchased and delivered in 2010, 2009 and 2008, including demand charges, was $6.64 per dt, $8.38 per dt and $9.90 per dt, respectively.

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

Employees

SJG had a total of 407 employees as of December 31, 2010. Of that total, 264 employees are unionized. There are 37 unionized employees represented by the International Brotherhood of Electrical Workers (IBEW) that operate under a collective bargaining agreement that runs through February 2013, with the option to extend until February 2014 at the union's election. The remaining unionized employees are represented by the International Association of Machinists and Aerospace Workers (IAM).    Employees represented by the IAM operate under a new collective bargaining agreement that expires in August 2014.

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
•
Proposed climate change legislation could impact SJG’s financial performance and condition.  Climate change is receiving ever increasing attention from scientists and legislators alike.  The debate is ongoing as to the extent to which our climate is changing, the potential causes of this change and its potential impacts.  Some attribute global warming to increased levels of greenhouse gases, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions.  The outcome of proposed federal and state actions to address global climate change could result in a variety of regulatory programs including additional charges to fund energy efficiency activities or other regulatory actions.  These actions could affect the demand for natural gas and electricity, result in increased costs to our business and impact the prices we charge our customers.  Because natural gas is a fossil fuel with low carbon content, it is possible that future carbon constraints could create additional demands for natural gas, both for production of electricity and direct use in homes and businesses.  Any adoption by federal or state governments mandating a substantial reduction in greenhouse gas emissions could have far-reaching and significant impacts on the energy industry.  We cannot predict the potential impact of such laws or regulations on our future financial condition, results of operations or cash flows.

Item 1B. Unresolved Staff Comments

None.
Item 2. Properties

The principal property of SJG consists of its gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG’s distribution systems for delivery to customers. As of December 31, 2010, there were approximately 121.9 miles of mains in the transmission systems and 5,939 miles of mains in the distribution systems.

SJG owns 154 acres of land in Folsom, New Jersey, which is the site of its corporate headquarters. Approximately 140 acres of this property is deed restricted.  SJG also has office and service buildings at six other locations in the territory. There is a liquefied natural gas storage and vaporization facility at one of these locations.

As of December 31, 2010, SJG’s utility plant had a gross book value of $1.4 billion and a net book value, after accumulated depreciation, of $1.0 billion.  In 2010, $115.5 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $6.4 million.

Virtually all of SJG’s transmission pipeline, distribution mains and service connections are under streets or highways or on the property of others. The transmission and distribution systems are maintained under franchises or permits or rights-of-way, many of which are perpetual. SJG’s properties (other than property specifically excluded) are subject to a lien of mortgage under which its first mortgage bonds are outstanding. We believe these properties are well maintained and in good operating condition.

Item 3. Legal Proceedings

SJG is subject to claims which arise in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims.  Management does not currently anticipate the disposition of any known claims to have a material adverse affect on SJG’s financial position, results of operations or liquidity.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for the Registrant’s Common Equity
Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common equity securities of SJG, owned by its parent company, South Jersey Industries, Inc., are not traded on any stock exchange. SJG no longer has any preferred stock outstanding.

SJG is restricted under its First Mortgage Indenture, as supplemented, as to the amount of cash dividends or other distributions that may be paid on its common stock. As of December 31, 2010, these restrictions did not affect the amount that may be distributed from SJG’s retained earnings. Dividends of $45.9 million were declared and paid on SJG’s common stock in 2010 and $10.0 million were declared and paid in 2009.

Item 6. Selected Financial Data

The following financial data has been obtained from SJG’s audited financial statements (In thousands, except for Ratio Data and Customers):

	Year Ended December 31,
	2010		2009		2008		2007		2006

Operating Revenues	$475,982		$484,376		$568,046		$630,547		$642,671

Operating Income	$90,701		$81,439		$84,417		$83,989		$81,209

Net Income Applicable to Common Stock	$43,925		$39,195		$39,431		$38,025		$35,779

Average Shares of Common Stock Outstanding	2,339		2,339		2,339		2,339		2,339

Ratio of Earnings to Fixed Charges (1)	5.1	x	4.9	x	4.4	x	4.1	x	3.7	x

	As of December 31,
	2010	2009	2008	2007	2006

Property, Plant and Equipment, Net	$1,046,804	$961,165	$876,582	$847,691	$821,833

Total Assets	$1,468,635	$1,357,062	$1,354,015	$1,227,162	$1,228,076

Capitalization:
Common Equity	$426,885	$431,530	$401,739	$378,348	$360,353
Long-Term Debt	340,000	250,000	269,873	294,873	294,893
Total Capitalization	$766,885	$681,530	$671,612	$673,221	$655,246
Total Customers	347,725	343,566	340,136	335,663	330,049

(1) The ratio of earnings to fixed charges represents, on a pre-tax basis, the number of times earnings cover fixed charges. Earnings consist of net income, to which has been added fixed charges and taxes based on income of the company. Fixed charges consist of interest charges.

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

Our service territory covers approximately 2,500 square miles in the southern part of New Jersey. It includes 112 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1.2 million. We benefit from our proximity to Philadelphia, PA and Wilmington, DE on the western side of our service territory and Atlantic City, NJ and the popular shore communities on the eastern side. Economic development and housing growth have been long driven by the development of the Philadelphia metropolitan area.   The gradual extension of our infrastructure, particularly in the eastern portion of our service territory, has contributed to our annual customer growth.  In the past, economic growth in Atlantic City and the surrounding region has been primarily driven by new and proposed gaming and non-gaming investments that emphasize destination style attractions. While many of these new projects were suspended or postponed due to the current economic environment, the casino industry is expected to remain a significant source of regional economic development going forward.  Over the years, the ripple effect from Atlantic City has produced new housing and commercial construction.  Combining with the gaming industry catalyst is the ongoing transition of southern New Jersey’s oceanfront communities from seasonal resorts to year round economies.  New and expanded hospitals, schools and large scale retail developments throughout the service territory have contributed to our growth. Presently, we serve approximately 66% of households within our territory with natural gas.   We also serve southern New Jersey’s diversified industrial base that includes processors of petroleum and agricultural products; chemical, glass and consumer goods manufacturers; and high technology parks.

As of December 31, 2010, we served 347,725 residential, commercial and industrial customers in southern New Jersey, compared with 343,566 customers at December 31, 2009.  No material part of our business is dependent upon a single customer or a few customers. Gas sales, transportation and capacity release for 2010 amounted to 110.8 MMdts (million dekatherms), of which 56.6 MMdts were firm sales and transportation, 1.9 MMdts were interruptible sales and transportation and 52.3 MMdts were off-system sales and capacity release. The breakdown of firm sales and transportation includes 44.3% residential, 21.1% commercial, 22.8% industrial, and 11.8% cogeneration and electric generation. At year-end 2010, we served 324,246 residential customers, 23,010 commercial customers and 469 industrial customers.  This includes 2010 net additions of 3,956 residential customers and 208 commercial customers.

We make wholesale gas sales to gas marketers for resale and ultimate delivery to end users. These “off-system” sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed us to deliver gas at delivery points on the interstate pipeline system other than our own city gate stations and release excess pipeline capacity to third parties. During 2010, off-system sales amounted to 6.0 MMdts and capacity release amounted to 46.3 MMdts.

Supplies of natural gas available to us that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term “interruptible” is used in the sense that deliveries of natural gas may be terminated by us at any time if this action is necessary to meet the needs of higher priority customers as described in our tariffs. In 2010 usage by interruptible customers, excluding off-system customers, amounted to 1.9 MMdts, approximately 1.7% of the total throughput.

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

Customer Growth —    Southern New Jersey, our primary area of operations, has not been immune to the issues impacting the new housing market nationally.  However, net customers for SJG still grew 1.2% as we increased our focus on customer conversions.  In 2010, the 3,271 consumers converting their homes and businesses from other heating fuels, such as electric, propane or oil represented over 54% of the total new customer acquisitions for the year.  In comparison, conversions over the past five years averaged 2,697 annually.  Customers in our service territory typically base their decisions to convert on comparisons of fuel costs, environmental considerations and efficiencies.  As such, SJG began a comprehensive partnership with the State’s Office of Clean Energy to educate consumers on energy efficiency and to promote the rebates and incentives available to natural gas users.

Regulatory Environment - We are primarily regulated by the New Jersey Board of Public Utilities (BPU). The BPU sets the rates that we charge our rate-regulated customers for services provided and establishes the terms of service under which we operate. We expect the BPU to continue to set rates and establish terms of service that will enable us to obtain a fair and reasonable return on capital invested. The BPU approved a Conservation Incentive Program (CIP) effective October 1, 2006, discussed in greater detail under “Results of Operations,” that protects our net income from reductions in gas used by our residential, commercial, and small industrial customers.  In addition, in April 2009, the BPU approved the Capital Investment Recovery Tracker (CIRT), an accelerated infrastructure investment program and an associated rate tracker, which allows SJG to accelerate $103.0 million of capital spending into 2009 and 2010.  The CIRT allows SJG to earn a return of, and return on, investment as the capital is spent.

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

Changes in Natural Gas Prices -   Gas costs are passed on directly to customers without any profit margin added. For the vast majority of our customers, the price for natural gas is set annually, with a regulatory mechanism in place to make limited adjustments to that price during the course of a year. In the event that gas cost increases would justify customer price increases greater than those permitted under the regulatory mechanism, we can petition the BPU for an incremental rate increase. High prices can make it more difficult for our customers to pay their bills and may result in elevated levels of bad-debt expense.

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

Labor and Benefit Costs - Labor and benefit costs have a significant impact on our profitability. Benefit costs, especially those related to pension and health care, have risen in recent years. We sought to manage these costs by revising health care plans offered to existing employees, capping postretirement health care benefits, and changing health care and pension packages offered to new hires.  We expect savings from these changes to gradually increase as new hires replace retiring employees. In an effort to accelerate the realization of those benefits, we had offered a voluntary separation program at the beginning of 2010 to our unionized employees. Our workforce totaled 407 employees at the end of 2010, with 65% of that total covered under collective bargaining agreements.

Balance Sheet Strength - Our goal is to maintain a strong balance sheet with an average annual equity-to-capitalization ratio of 46% to 50%. Our equity-to-capitalization ratio, inclusive of short-term debt, was 48.8% and 52.2% at the end of 2010 and 2009, respectively. A strong balance sheet permits us the financial flexibility necessary to address volatile economic and commodity markets while maintaining a low-risk platform.

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

In addition to the BGSS and the CIP, other regulatory assets consist primarily of remediation costs associated with manufactured gas plant sites (discussed below under “Environmental Remediation Costs,” deferred pension and other postretirement benefit cost, and several other assets as detailed in Note 4 to the financial statements. If there are changes in future regulatory positions that indicate the recovery of such regulatory assets is not probable, we would charge the related cost to earnings. Currently, there are no such anticipated changes at the BPU.

Derivatives - We recognize assets or liabilities for contracts that qualify as derivatives when contracts are executed. We record contracts at their fair value in accordance with FASB ASC Topic 815 – “Derivatives and Hedging.” We record changes in the fair value of the effective portion of derivatives qualifying as cash flow hedges, net of tax, in Accumulated Other Comprehensive Loss and recognize such changes in the income statement when the hedged item affects earnings. Changes in the fair value of derivatives not designated as hedges are recorded in earnings in the current period. Currently, we do not designate energy-related derivative instruments as cash flow hedges. Certain derivatives that result in the physical delivery of the commodity may meet the criteria to be accounted for as normal purchases and normal sales, if so designated, in which case the contract is not marked-to-market, but rather is accounted for when the commodity is delivered. Due to the application of regulatory accounting principles under GAAP, derivatives related to gas purchases that are marked-to-market are recorded through our BGSS.  We periodically enter into financial derivatives to hedge against forward price risk. These derivatives are recorded at fair value with an offset to regulatory assets and liabilities through our BGSS, subject to BPU approval (See Notes 3 and 4 to the financial statements). We adjust the fair value of the contracts each reporting period for changes in the market.

As discussed in Notes 13 and 14 of the financial statements, energy-related derivative instruments are traded in both exchange-based and non-exchange-based markets. Exchange-based contracts are valued using unadjusted quoted market sources in active markets and are categorized in Level 1 in the fair value hierarchy established by FASB ASC Topic 820 – “Fair Value Measurements and Disclosures.” Certain non-exchange-based contracts are valued using indicative non-binding price quotations available through brokers or from over-the-counter, on-line exchanges and are categorized in Level 2. These price quotations reflect the average of the bid-ask mid-point prices and are obtained from sources that management believes provide the most liquid market. Management reviews and corroborates the price quotations with at least one additional source to ensure the prices are observable market information, which includes consideration of actual transaction volumes, market delivery points, bid-ask spreads and contract duration. Derivative instruments that are used to limit our exposure to changes in interest rates on variable-rate, long-term debt are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment, as a result, these instruments are categorized in Level 2 in the fair value hierarchy.  For non-exchange-based derivatives that trade in less liquid markets with limited pricing information, model inputs generally would include both observable and unobservable inputs.  In instances where observable data is unavailable, management considers the assumptions that market participants would use in valuing the asset or liability.  This includes assumptions about market risks such as liquidity, volatility and contract duration.  Such instruments are categorized in Level 3 in the fair value hierarchy as the model inputs generally are not observable.  Counterparty credit risk, and the credit risk of SJG, is incorporated and considered in the valuation of all derivative instruments as appropriate. The effect of counterparty credit risk and the credit risk of SJG on the derivative valuations is not significant.

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

Pension and Other Postretirement Benefit Costs - The costs of providing pension and other postretirement employee benefits are impacted by actual plan experience as well as assumptions of future experience. Employee demographics, plan contributions, investment performance, and assumptions concerning mortality, return on plan assets, discount rates and health care cost trends all have a significant impact on determining our projected benefit obligations. We evaluate these assumptions annually and adjust them accordingly. These adjustments could result in significant changes to the net periodic benefit costs of providing such benefits and the related liabilities recognized by us.    While the discount rate and expected return on plan assets both decreased slightly in the determination of the 2009 benefit costs, the primary cost driver in 2009 was the erosion of plan assets during 2008.   The declines in the equity markets during 2008 resulted in significant unrealized losses in the assets of the plans, causing the 2009 cost of providing such benefits to more than double.

The recognition of the unrealized losses originating in 2008 over the average remaining service period of active plan participants continued to cause the cost of providing such plans to remain relatively high in 2010.  However, additional pension contributions during both 2009 and 2010 and improvements in equity markets further reduced the cost of providing such benefits in 2010, despite a 50 basis point decrease in the expected return on plan assets.

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

The BPU allows us to recover gas costs in rates through the Basic Gas Supply Service (BGSS) price structure. We defer over/under recoveries of gas costs and include them in subsequent adjustments to the BGSS rate. These adjustments result in over/under recoveries of gas costs being included in rates during future periods. As a result of these deferrals, utility revenue recognition does not directly translate to profitability. While we realize profits on gas sales during the month of providing the utility service, significant shifts in revenue recognition may result from the various recovery clauses approved by the BPU. This revenue recognition process does not shift earnings between periods, as these clauses only provide for cost recovery on a dollar-for-dollar basis (See Notes 3 and 4 to the financial statements).

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

Rates and Regulation - As a public utility, we are subject to regulation by the New Jersey Board of Public Utilities (BPU). Additionally, the Natural Gas Policy Act, which was enacted in November 1978, contains provisions for Federal regulation of certain aspects of our business. We are affected by Federal regulation with respect to transportation and pricing policies applicable to pipeline capacity from Transcontinental Gas Pipeline Corporation (our major supplier), Columbia Gas Transmission Corporation and Dominion Transmission, Inc., since such services are provided under rates and terms established under the jurisdiction of the FERC. Our retail sales are made under rate schedules within a tariff filed with, and subject to the jurisdiction of, the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. Our primary rate mechanisms include base rates, the Basic Gas Supply Service Clause, Capital Investment Recovery Tracker, Energy Efficiency Tracker and the Conservation Incentive Program.

Effective September 17, 2010, the BPU granted SJG a base rate increase of $42.1 million, which was predicated, in part, upon a 8.21% rate of return on rate base that included a 10.3% return on common equity.  The $42.1 million includes $16.6 million of revenue previously recovered through the Conservation Incentive Program (CIP) and $6.8 million of revenues previously recovered through the Capital Investment Recovery Tracker (CIRT), resulting in incremental revenue of $18.7 million.  SJG was permitted to recover regulatory assets contained in its petition and is allowed to defer certain federally mandated pipeline integrity management program costs for recovery in its next base rate case.  In addition, annual depreciation expense will be reduced by $1.2 million as a result of the amortization of excess cost of removal recoveries.  The BPU also authorized a Phase II of the rate proceeding to address the recovery of investment in CIRT not rolled into rate base in this case.

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

Capital Investment Recovery Tracker (CIRT) – In April 2009, the BPU approved an accelerated infrastructure investment program and an associated rate tracker, which allowed SJG to accelerate $103.0 million of capital spending into 2009 and 2010.  As stated above, the BPU authorized a Phase II of its rate case proceeding to address the recovery of investments in CIRT not rolled into rate base in its September 2010 rate case settlement. The CIRT allows SJG to earn a return of, and return on, investment as the capital is spent.

Energy Efficiency Tracker (EET) – In July 2009, the BPU approved an energy efficiency program to invest $17.0 million over two years in energy efficiency programs for residential, commercial and industrial customers.  Under this program SJG can recover incremental operating and maintenance expenses and earn a return of, and return on, program investments.

Conservation Incentive Program (CIP) - The CIP is a BPU approved pilot program that is designed to eliminate the link between our profits and the quantity of natural gas we sell, and to foster conservation efforts. With the CIP, our profits are tied to the number of customers we serve and how efficiently we serve them, thus allowing us to focus on encouraging conservation and energy efficiency among our customers without negatively impacting our net income.  The CIP tracking mechanism adjusts earnings based on weather, and also adjusts our earnings when actual usage per customer experienced during an annual period varies from an established baseline usage per customer.  In January 2010, the BPU approved an extension of the CIP through September 2013. Under the terms of the settlement, the CIP may be extended for a one year period in the absence of a Board order taking any affirmative action to the contrary with regard to the pilot program.

Utility earnings are recognized during current periods based upon the application of the CIP. The cash impact of variations in customer usage will result in cash being collected from, or returned to, customers during the subsequent CIP year, which runs from October 1 to September 30.

The effects of the CIP on our net income for the last three years and the associated weather comparisons were as follows ($’s in millions):

	2010	2009	2008
Net Income Benefit:
CIP – Weather Related	1.1	0.8	1.6
CIP – Usage Related	5.5	8.5	9.2
Total Net Income Benefit	$6.6	$9.3	$10.8

Weather Compared to 20-Year Average	2.2% warmer	1.1% warmer	4.7% warmer
Weather Compared to Prior Year	0.1% warmer	3.9% colder	1.6% warmer

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

Earnings accrued and payments received under the CIP are limited to a level that will not cause our return on equity to exceed 10.3% (excluding earnings from off-system gas sales and certain other tariff clauses) and the annualized savings attained from reducing gas supply and storage assets.

Other Rate Mechanisms - Our tariff also contains provisions permitting the recovery of environmental remediation costs associated with former manufactured gas plant sites, energy efficiency and renewable energy program costs, consumer education program costs and low-income program costs. These costs are recovered from customers through our Societal Benefits Clause.

See additional detailed discussions on Rates and Regulatory Actions in Note 3 to the financial statements.

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

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility.  The number of customers purchasing their natural gas from marketers averaged 30,152, 28,379, and 28,637 during 2010, 2009 and 2008, respectively.

RESULTS OF OPERATIONS

The following table summarizes the composition of selected gas utility data for the three years ended December 31 (in thousands, except for customer and degree day data):

	2010		2009		2008
Utility Throughput – dth:
Firm Sales -
Residential	22,962	21%	22,736	23%	21,530	15%
Commercial	5,884	5%	6,063	6%	6,127	4%
Industrial	292	-	331	1%	188	-
Cogeneration and electric generation	1,167	1%	322	-	561	-
Firm Transportation -
Residential	2,136	2%	2,005	2%	1,988	1%
Commercial	6,043	6%	5,930	6%	5,687	4%
Industrial	12,625	11%	12,002	12%	12,661	9%
Cogeneration and electric generation	5,500	5%	2,290	2%	2,536	2%

Total Firm Throughput	56,609	51%	51,679	52%	51,278	35%

Interruptible Sales	52	-	5	-	35	-
Interruptible Transportation	1,842	2%	2,314	2%	2,716	2%
Off-System	6,034	5%	6,282	7%	9,632	7%
Capacity Release	46,278	42%	38,387	39%	80,665	56%

Total Utility Throughput	110,815	100%	98,667	100%	144,326	100%

Utility Operating Revenues:
Firm Sales-
Residential	$302,824	64%	$318,143	66%	$320,401	57%
Commercial	67,967	14%	71,669	15%	81,914	15%
Industrial	3,573	1%	3,824	1%	5,434	1%
Cogeneration and electric generation	7,774	2%	2,709	1%	7,940	1%
Firm Transportation -
Residential	11,908	2%	10,491	2%	10,408	2%
Commercial	21,989	5%	19,722	4%	18,286	3%
Industrial	16,613	3%	14,751	3%	12,504	2%
Cogeneration and electric generation	4,598	1%	2,272	-	1,682	-

Total Firm Revenues	437,246	92%	443,581	92%	458,569	81%

Interruptible Sales	770	-	89	-	403	-
Interruptible Transportation	1,842	-	2,122	-	1,786	-
Off-System	30,757	7%	32,978	7%	90,430	16%
Capacity Release	4,156	1%	4,282	1%	15,549	3%
Other	1,211	-	1,324	-	1,309	-

Total Utility Operating Revenues	475,982	100%	484,376	100%	568,046	100%

Less:
Cost of sales	266,382		293,852		383,403
Conservation recoveries *	6,910		7,718		7,741
RAC recoveries *	6,863		5,189		3,079
EET Recoveries *	1,433		190		-
Revenue taxes	8,607		8,836		8,656
Utility Margin	$185,787		$168,591		$165,167

Utility Margin:
Residential	$115,697	62%	$104,373	62%	$99,862	61%
Commercial and industrial	44,705	24%	39,853	24%	38,995	24%
Cogeneration and electric generation	2,957	2%	2,251	1%	1,997	1%
Interruptible	177	-	144	-	143	-
Off-system & capacity release	1,258	1%	1,416	1%	3,349	2%
Other revenues	2,158	1%	2,511	1%	2,440	1%
Margin before weather normalization & decoupling	166,952	90%	150,548	89%	146,786	89%
CIRT mechanism	7,523	4%	2,198	1%	-	-
CIP mechanism	11,139	6%	15,809	10%	18,381	11%
EET mechanism	173	-	36	-	-	-
Utility Margin	$185,787	100%	$168,591	100%	$165,167	100%

Number of Customers at Year End:
Residential	324,246	93%	320,290	93%	317,026	93%
Commercial	23,010	7%	22,802	7%	22,636	7%
Industrial	469	-	474	-	474	-
Total Customers	347,725	100%	343,566	100%	340,136	100%

Annual Degree Days:	4,582		4,588		4,417

* Represents expenses for which there is a corresponding credit in operating revenues. Therefore, such recoveries have no impact on our financial results.

Throughput - Total gas throughput increased 12.1 MMdts, or 12.3%, from 2009 to 2010,  The majority of the increase is attributable to higher capacity release, which increased by 7.9 MMdts over the prior year, as reflected in the table above.  More capacity became available during 2010 as capacity previously transferred out of SJG under the provisions of the Conservation Incentive Program (CIP) were returned to the utility. See additional discussion of the CIP under “Rates and Regulation.” In addition, cogeneration and electric generation sales and transportation throughput increased in 2010.  As the summer of 2010 was one of the hottest on record, higher electric consumption for air conditioning drove the demand for greater natural gas consumption by the region’s electric utility.  In the cogeneration market, a significant increase in transportation throughput was realized as a single customer increased its contract significantly to shift supply from its alternate pipeline supplier to SJG. Firm throughput also increased moderately due to the addition of 3,956 residential customers in 2010.

Total gas throughput decreased 45.7 MMdts, or 31.6%, from 2008 to 2009.  Off-System sales (OSS) and capacity release volume decreased substantially as SJG’s portfolio of assets available for such activities had been reduced in prior years under the CIP.  As the majority of profits from OSS and capacity release are returned to the ratepayers via a BPU-approved sharing formula, the resulting impact of such activity on SJG earnings is greatly mitigated, as reflected in the margin table above.  Firm throughput increased in the residential market as a result of 3.9% colder weather and the addition of 3,264 residential customers during 2009 as compared with 2008.   Changes in throughput in other customer categories were not significant.

Operating Revenues – Revenues decreased $8.4 million, or 1.7%, during 2010 compared with 2009.  Firm revenues decreased $6.3 million, or 1.4%, primarily as a result of a lower BGSS rate in effect during 2010.  While changes in gas costs and BGSS recoveries may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed under “Margin.”  There was also a $2.2 million decrease in OSS during 2010 versus 2009.  This decrease was primarily related to more volume being marketed as capacity release compared with 2009. As reflected in the Margin table above, the impact of lower OSS did not have a material impact on the earnings of the Company, as SJG is required to share 85% of the profits of such activity with the ratepayers.

Revenues decreased $83.7 million, or 14.7%, during 2009 compared with 2008.  This was the result of a substantial decrease in Off-System Sales (OSS) and Capacity Release revenue, which decreased by $57.5 million and $11.3 million, respectively, during 2009 compared with 2008.  These decreases were primarily related to continued reductions in SJG’s portfolio of assets available for such activities under the provisions of the CIP, as noted above under “Throughput,” and a significant decrease in the average cost per unit sold during 2009.  The cost of natural gas had declined so dramatically during 2009 that OSS unit sales prices declined from an average of $9.39 per decatherm (Dt) during 2008 to only $5.25 per Dt during 2009.  As previously stated, the impact of lower OSS and Capacity Release did not have a material impact on the earnings of the Company.  Firm sales revenue decreased approximately $15.0 million as a result of significantly lower natural gas prices during 2009.  The average cost of natural gas purchased during 2009 was $7.52 per Dt, representing a 27.5% decrease relative to the average cost of $10.38 per Dt in 2008.  This decrease in natural gas costs precipitated a customer refund of over recovered gas costs through the BPU-approved Basic Gas Supply Service (BGSS) in October 2009 totaling approximately $20.4 million. As previously stated, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed under “Margin.”

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

Total margin in 2010 increased $17.2 million, or 10.2%, from 2009 primarily due to the rate case settlement discussed above under “Rates and Regulation,” a full year of the Capital Investment Recovery Tracker (CIRT) and customer additions.  The CIRT allows SJG to earn a return on approved infrastructure investments made under this program.

The CIP protected $11.1 million of pre-tax margin in 2010 that would have been lost due to lower customer usage, compared to $15.8 million in 2009.  Of these amounts, $1.9 million and $1.4 million were related to weather variations and $9.2 million and $14.4 million were related to other customer usage variations in 2010 and 2009, respectively.

Total margin in 2009 increased $3.4 million, or 2.1%, from 2008 primarily due to customer additions of 3,430 and approval in 2009 of SJG’s CIRT, as discussed above.  Partially offsetting these increases was a decrease in off-system sales and capacity release margins due to continued reductions in SJG’s portfolio of assets available for such activities as discussed above.

The CIP protected $15.8 million of pre-tax margin in 2009 that would have been lost due to lower customer usage, compared with $18.4 million in 2008.  Of these amounts, $1.4 million and $2.7 million were related to weather variations and $14.4 million and $15.7 million were related to other customer usage variations in 2009 and 2008, respectively.

Operating Expenses - A summary of changes in other operating expenses (in thousands):

	2010 vs. 2009	2009 vs. 2008

Operations	$4,728	$6,422
Maintenance	$2,681	$970
Depreciation	$2,463	$1,267
Energy and Other Taxes	$(58)	$200

Operations – Operations expense increased $4.7 million during 2010, as compared with 2009.  The increases are primarily comprised of the following:

First, expense associated with the write-off of uncollectible customer accounts receivable increased $1.1 million in 2010, as compared with 2009.  This increase in write-offs resulted from an increase in the aging of receivables.  SJG also increased its reserve for uncollectible accounts, resulting in $0.4 million of additional expense in 2010, as compared to 2009.  Changes in the uncollectible reserve are the result of fluctuations in levels of customer accounts receivable balances, which are higher as of December 31, 2010 due to a colder winter season.  Higher bank fees required to support credit availability and the Company’s variable-rate debt contributed an incremental $0.7 million of additional cost in 2010.  Payroll expense increased $1.1 million for 2010, as compared with 2009. This was the result of annual compensation increases, additional overtime required to address the impact of unusually inclement weather on the Company’s distribution system, and a voluntary separation program offered in the early part of 2010 to our unionized workforce in an effort to reduce future labor costs. SJG also experienced a $0.7 million increase in expense associated with corporate support, governance and compliance costs, primarily attributable to our parent, SJI, in 2010.  Finally, spending under the New Jersey Clean Energy Program and Energy Efficiency Programs experienced a net increase $0.4 million in 2010, as compared to 2009.  Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced offsetting changes in revenues during the periods.

Operations expense increased $6.4 million during 2009, as compared with 2008.  The increases are primarily comprised of the following factors.

First, the cost of providing pension and other postretirement benefit plans increased by $2.9 million and $1.0 million, respectively, as compared with 2008.  This was the result of significant losses in the assets of those plans during 2008.  Additional information regarding these benefit plans can be found in Note 11 of the Notes to Financial Statements.  Second, corporate support, governance and compliance costs, primarily attributable to our parent, SJI, also rose $1.1 million in 2009 as compared with 2008.  Third, our spending under the newly approved Energy Efficiency Tracker (EET) was $0.2 million in 2009.  Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during 2009.  The BPU-approved EET allows for full recovery of costs, including carrying costs when applicable.  As a result, this new item of expense had no impact on our net income. Finally, SJG experienced increases in various other areas including general compensation increases; higher bank fees to support higher lines of credit available to the Company; and higher insurance costs.

Maintenance – Maintenance expense increased $2.7 million during 2010, compared with 2009, primarily due to a $1.7 million increase in Remediation Adjustment Clause (RAC) expense amortization.   As discussed in Notes 3 and 4 to the Financial Statements, these costs are recovered from ratepayers; therefore, SJG experienced an offsetting increase in revenue during 2010.  The majority of the difference is associated with regulatory deferrals and amortizations of costs approved in SJG’s recent rate case settlement.  As with the RAC, SJG experienced an increase in revenue to offset the BPU-approved amortizations of expense.

Maintenance expense increased $1.0 million during 2009, compared with 2008, primarily due to an  increase in RAC expense amortization.

Depreciation - Depreciation expense increased $2.5 million and $1.3 million in 2010 and 2009, respectively, due mainly to our continuing investment in utility plant. SJG’s investment in utility plant during 2010, 2009 and 2008 was $115.5 million, $98.7 million and $52.6 million, respectively.  The increased spending in 2010 and 2009 was a direct result of the State’s stimulus efforts, which included the approval of SJG’s Capital Investment Recovery Tracker, as discussed under “Rates and Regulation”.

Energy and Other Taxes – Energy and Other Taxes decreased $0.1 million during 2010, compared with 2009, primarily due to lower taxable firm throughput in 2010.  While total throughput increased, as previously discussed under “Throughput,” each market experiencing a significant increase in throughput is exempt from utility energy taxes.  Therefore, a corresponding increase in energy and other taxes did not result.

Energy and Other Taxes increased in 2009, compared with 2008, primarily due to higher taxable firm throughput in 2009.  Higher taxable firm throughput in 2009 resulted from colder weather and customer growth in 2009.  This was partially offset by lower revenue-based taxes as revenues decreased substantially during 2009.

Other Income and Expense - Other income and expense was lower in 2010, when compared with 2009, primarily due to an agreement reached with the FERC to resolve an outstanding dispute.  SJG’s portion of this settlement approximated $0.7 million.  Additional details concerning this settlement can be found in Item 8.01, Other Events, of SJI’s Form 8-K filed on September 28, 2010.    In addition, the Company recognized an impairment loss of $0.7 million during 2008 due to the poor earnings performance of our available-for-sale securities resulting from declines in the equity markets in 2008.  No impairment losses were recognized in either 2010 or 2009. These securities represent assets held in trusts for the payment of postretirement healthcare costs.

Interest Charges – Interest charges increased $1.2 million in 2010, compared with 2009.  The effect of lower average levels of short-term debt and lower average short-term debt interest rates was offset by the issuance of $115.0 million aggregate principal long-term debt issued during 2010.

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

Cash Flows from Operating Activities - Cash generated from operating activities constitutes our primary source of liquidity and varies from year-to-year due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and recoveries provided through our various rate mechanisms. Net cash provided by operating activities was $112.6 million in 2010, $122.9 million in 2009 and $30.3 million in 2008.

Cash provided by operating activities declined in 2010 as compared with 2009 due to higher accounts receivable balances at the end of 2010 caused by the impact of cold weather on natural gas demand; higher prepaid taxes due to a late year tax law change; higher planned environmental remediation costs in 2010; and high levels of cash produced in 2009 from the liquidation of high priced natural gas in inventory was not repeated in 2010.  These factors more than offset an improved recovery of gas costs from customers under our BGSS clause and higher accounts payable due to gas costs associated with the increased weather related demand at year end 2010.

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

Cash Flows from Investing Activities - We have a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital expenditures was $115.5 million, $98.7 million and $52.6 million in 2010, 2009 and 2008, respectively, primarily due to infrastructure improvements that continue to support SJG’s growth.  The increases in the 2010 and 2009 capital expenditures were the direct result of the Company’s CIRT program which began in 2009.  See additional details under “Rates and Regulation.”

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

Credit facilities and available liquidity as of December 31, 2010 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date

Revolving Credit Facility	$100,000	$50,000	$50,000	August 2011(A)
Line of Credit	40,000	-	40,000	August 2011 (A)
Uncommitted Bank Lines	40,000	8,900	31,100	Various

Total	$180,000	$58,900	$121,100

(A)  SJG anticipates extending these lines of credit during the second quarter of 2011.  Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our future liquidity needs.

SJG supplements its operating cash flow and credit lines with both debt and equity capital.  Over the years, the Company has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance our long-term borrowing needs.  These needs are primarily capital expenditures for property, plant and equipment.  In September 2009, SJG received approval from the New Jersey Board of Public Utilities to issue up to $150.0 million in long-term debt by September 2011.  In March, June and December 2010, SJG issued $15.0 million, $45.0 million and $55.0 million aggregate principal amounts, respectively, of its MTNs under private placements.  In November 2009, SJG completed an early redemption of $9.9 million of 6.5% bonds due in 2016.  We redeemed this debt early to achieve significant interest expense savings due to the low interest rates available to SJG.

In June 2008, SJG repurchased $25.0 million of its auction-rate securities at par by drawing under its lines of credit.  That action resulted in a $25.0 million reduction in long-term debt on SJG’s balance sheet.  SJG converted these repurchased auction-rate securities to variable-rate demand bonds and remarketed them to the public during the third quarter of 2008.    We repaid long-term debt totaling $10.0 million, $9.9 million and $25.0 million in 2010, 2009 and 2008, respectively.

SJI contributed no capital to us in 2010, 2009 or 2008.

As of December 31, our capital structure was as follows:

	2010	2009

Common Equity	48.8%	52.2%
Long-Term Debt	44.5%	30.3%
Short-Term Debt	6.7%	17.5%

Total	100.0%	100.0%

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for capital expenditures for the year of 2010 amounted to $115.5 million. Management estimates net cash outflows for construction projects for 2011, 2012 and 2013, to be approximately $131.5 million, $113.0 million and $106.0 million, respectively.  Costs for remediation projects, net of insurance reimbursements, for the year of 2010 amounted to net cash outflows of $3.5 million.  Total cash outflows for remediation projects are expected to be $22.3 million, $10.4 million and $8.0 million for 2011, 2012, and 2013, respectively.  As discussed in Notes 3 and 12 to the Financial Statements in Item 8, environmental remediation costs are subject to recovery from insurance carriers and ratepayers.

STANDBY LETTER OF CREDIT - SJG provided a $25.2 million letter of credit, under a separate credit facility from those it borrows under to provide liquidity support for the remarketing of variable-rate demand bonds issued through the NJEDA. The bonds were used to finance the expansion of SJG’s natural gas distribution system as discussed in Note 7 to the financial statements.  This letter of credit expires in August 2011.

We have certain commitments for both pipeline capacity and gas supply for which we pay fees regardless of usage. Those commitments as of December 31, 2010, average $44.0 million annually and total $181.0 million over the contracts’ lives. Approximately 20% of the financial commitments under these contracts expire during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. We recover all prudently incurred fees through rates via the Basic Gas Supply Service clause.

The following table summarizes our contractual cash obligations and their applicable payment due dates as of December 31, 2010 (in thousands):

Contractual Cash Obligations	Total	Up to 1 Year	Years 2 & 3	Years 4 & 5	More than 5 Years

Principal Payments on Long-Term Debt	$390,000	$50,000	$29,375	$36,284	$274,341
Interest on Long-Term Debt	245,047	20,825	37,995	33,918	152,309
Operating Leases	175	70	65	40	-
Construction Obligations	3,259	3,259	-	-	-
Commodity Supply Purchase Obligations	181,018	43,898	32,406	26,816	77,898
New Jersey Clean Energy Program (Note 3)	24,031	11,053	12,978	-	-
Other Purchase Obligations	608	608	-	-	-

Total Contractual Cash Obligations	$844,138	$129,713	$112,819	$97,058	$504,548

As discussed in Note 7 to the financial statements, SJG’s variable-rate debt of $25.0 million has been included in the current portion of long-term debt above.  However, interest on long-term debt in the table above includes the related interest obligations through maturity, as well as the impact of the related interest rate swap agreements on this variable-rate debt.

Expected environmental remediation costs, asset retirement obligations and the liability for unrecognized tax benefits are not included in the table above as the total obligation cannot be calculated due to the subjective nature of these costs and timing of anticipated payments. SJG has no obligation to make a contribution to its employee pension plans in 2011.  Furthermore, future pension contributions beyond 2011 cannot be determined at this time. Our regulatory obligation to contribute $3.6 million annually to our postretirement benefit plans’ trusts, as discussed in Note 11 to the financial statements, is also not included as its duration is indefinite.

Off-Balance Sheet Arrangements - We have no off-balance sheet financing arrangements.

Pending Litigation - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges.  Management does not currently anticipate the disposition of any known claims to have a material adverse effect on our financial position, results of operations or liquidity.

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

We transact commodities on a physical basis and typically do not enter into financial derivative positions directly. South Jersey Resources Group, LLC, (SJRG) an affiliate by common ownership, manages our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. It is management’s policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. The majority of our contracts are typically less than 12-months long. The fair value and maturity of all these energy trading and hedging contracts determined using mark-to-market accounting as of December 31, 2010 is as follows (in thousands):

Assets:		Maturity	Maturity
	Source of Fair Value	<1 Year	1 - 3 Years	Total

Prices Actively Quoted	NYMEX	$623	$161	$784
Other External Sources	Basis	5,241	844	6,085
Total		$5,864	$1,005	$6,869

Liabilities:		Maturity	Maturity
	Source of Fair Value	<1 Year	1 - 3 Years	Total

Prices Actively Quoted	NYMEX	$10,282	$332	$10,614
Other External Sources	Basis	1,124	98	1,222
Total		$11,406	$430	$11,836

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts are 12.8 MMdts with a weighted-average settlement price of $5.40 per dt.  Contracted volumes of our Basis contracts are 10.1 MMdts with a weighted-average settlement price of $0.85 per dt.

A reconciliation of our estimated net fair value of energy-related derivatives, including energy trading and hedging contracts follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2010	$(9,173)
Contracts Settled During 2010, Net	9,002
Other Changes in Fair Value from Continuing and New Contracts, Net	(4,796)
Net Derivatives — Energy Related Liability, December 31, 2010	$(4,967)

The change in our derivative position from a $9.2 million liability at December 31, 2009 to a $5.0 million liability at December 31, 2010 is primarily due to the change in value of our financial positions held with SJRG.  As of December 31, 2010 the average future price was approximately $4.79 per dt vs. $5.80 per dt as of December 31, 2009.

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at December 31, 2010, was $58.9 million and averaged $89.3 million during 2010. The months where average outstanding variable-rate debt was at its highest and lowest levels were November, at $130.9 million, and March, at $50.0 million. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $536,000 increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2010 – 5 b.p. increase; 2009 – 29 b.p. decrease; 2008 - 317 b.p. decrease; 2007 – 36 b.p. decrease; and 2006 - 72 b.p. increase.  As of December 31, 2010, our average borrowing cost, which changes daily, was 0.71%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of December 31, 2010, the interest costs on all of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates. However, due to general market conditions during 2008, the demand for auction-rate securities was disrupted resulting in increased interest rate volatility for tax-exempt auction-rate debt.   As a result, the $25.0 million of tax-exempt auction-rate debt issued by the Company (and repurchased in June 2008) was exposed to changes in interest rates that were not completely mitigated by the related interest rate derivatives. The auction-rate debt was converted to another form of variable- rate debt and resold in the public market in August 2008. The original interest rate derivatives remain in place and are expected to substantially offset changes in interest rates on the security.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
South Jersey Gas Company
Folsom, New Jersey

We have audited the accompanying balance sheets of South Jersey Gas Company (the "Company") as of December 31, 2010 and 2009, and the related statements of income, cash flows, changes in common equity and comprehensive income for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)2.  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of South Jersey Gas Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 28, 2011

SOUTH JERSEY GAS COMPANY
STATEMENTS OF INCOME
(In Thousands)

	Year Ended December 31,
	2010	2009	2008

Operating Revenues	$475,982	$484,376	$568,046

Operating Expenses:
Cost of Sales (Excluding depreciation)	266,382	293,852	383,403
Operations	67,261	62,533	56,111
Maintenance	11,550	8,869	7,899
Depreciation	29,319	26,856	25,589
Energy and Other Taxes	10,769	10,827	10,627

Total Operating Expenses	385,281	402,937	483,629

Operating Income	90,701	81,439	84,417

Other Income and Expense	543	1,302	459

Interest Charges	(17,641)	(16,442)	(18,937)

Income Before Income Taxes	73,603	66,299	65,939

Income Taxes	(29,678)	(27,104)	(26,508)

Net Income	$43,925	$39,195	$39,431

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2010	2009	2008

Cash Flows from Operating Activities:
Net Income	$43,925	$39,195	$39,431
Provided by Operating Activities:
Depreciation and Amortization	39,502	34,507	31,506
Provision for Losses on Accounts Receivable	3,741	2,418	2,281
CIP Receivable	4,381	5,376	2,641
Deferred Gas Costs - Net of Recoveries	22,492	(7,910)	5,885
Deferred SBC Costs - Net of Recoveries	(2,344)	(119)	1,199
Environmental Remediation Costs - Net of Recoveries	(3,530)	(444)	(26,177)
Deferred and Noncurrent Income Taxes and Credits - Net	24,540	22,104	21,378
Gas Plant Cost of Removal	(1,596)	(1,678)	(1,463)
Changes in:
Accounts Receivable	(13,262)	3,526	(4,531)
Inventories	5,945	47,934	(18,659)
Prepaid and Accrued Taxes - Net	(8,744)	4,321	(1,657)
Other Prepayments and Current Assets	(105)	168	(138)
Gas Purchases Payable	7,285	(16,957)	1,717
Accounts Payable and Other Accrued Liabilities	(4,017)	(5,856)	(13,857)
Other Assets	(5,886)	(2,132)	(375)
Other Liabilities	252	(1,534)	(8,920)

Net Cash Provided by Operating Activities	112,579	122,919	30,261

Cash Flows from Investing Activities:
Capital Expenditures	(115,466)	(98,673)	(52,580)
Investment in Long-Term Receivables	(3,313)	(4,730)	(5,558)
Proceeds from Long-Term Receivables	2,901	5,399	3,399
Purchase of Restricted Investment with Escrowed Loan Proceeds	-	-	(39)
Restricted Investment - Escrowed Loan Proceeds	-	-	2,146
Net Purchase of Restricted Investment in Margin Account	(4,169)	-	-

Net Cash Used in Investing Activities	(120,047)	(98,004)	(52,632)

Cash Flows from Financing Activities:
Net (Repayments of) Borrowing from Lines of Credit	(50,500)	(5,150)	36,210
Proceeds from Issuance of Long-Term Debt	115,000	-	25,000
Principal Repayments of Long-Term Debt	(10,000)	(9,873)	(25,000)
Payments for Issuance of Long-Term Debt	(1,215)	(178)	(320)
Dividends on Common Stock	(45,905)	(10,002)	(14,867)
Excess Tax Benefit from Restricted Stock Plan	125	53	346

Net Cash Provided by (Used in) Financing Activities	7,505	(25,150)	21,369

Net Increase (Decrease) in Cash and Cash Equivalents	37	(235)	(1,002)
Cash and Cash Equivalents at Beginning of Period	1,993	2,228	3,230

Cash and Cash Equivalents at End of Period	$2,030	$1,993	$2,228

Supplemental Disclosures of Cash Flow Information
Interest (Net of Amounts Applicable to Gas Cost Overcollections and Amounts Capitalized)	$17,611	$17,926	$19,550
Income Taxes (Net of Refunds)	$14,816	$(4,308)	$7,315

Supplemental Disclosures of Noncash Investing Activities
Capital property and equipment acquired on account but not paid at year-end	$14,906	$19,166	$7,590

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
BALANCE SHEETS
(In Thousands)

	December 31,
	2010	2009
Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,384,797	$1,275,792
Accumulated Depreciation	(337,993)	(314,627)

Property, Plant and Equipment – Net	1,046,804	961,165

Investments:
Available-for-Sale Securities	6,700	5,941
Restricted Investments	4,301	132

Total Investments	11,001	6,073

Current Assets:
Cash and Cash Equivalents	2,030	1,993
Accounts Receivable	37,619	41,392
Accounts Receivable - Related Parties	4,885	974
Unbilled Revenues	58,197	47,333
Provision for Uncollectibles	(4,577)	(3,915)
Natural Gas in Storage, average cost	20,109	23,711
Materials and Supplies, average cost	2,511	4,854
Prepaid Taxes	15,907	13,796
Derivatives - Energy Related Assets	5,864	797
Other Prepayments and Current Assets	2,353	2,248

Total Current Assets	144,898	133,183

Regulatory and Other Noncurrent Assets:
Regulatory Assets	248,413	240,462
Unamortized Debt Issuance Costs	6,718	5,829
Long-Term Receivables	7,285	7,693
Derivatives - Energy Related Assets	1,005	333
Other	2,511	2,324

Total Regulatory and Other Noncurrent Assets	265,932	256,641

Total Assets	$1,468,635	$1,357,062

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
BALANCE SHEETS
(In Thousands, except for share data)

	December 31,
	2010	2009

Capitalization and Liabilities

Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	200,841	200,716
Accumulated Other Comprehensive Loss	(9,120)	(6,330)
Retained Earnings	229,316	231,296

Total Common Equity	426,885	431,530

Long-Term Debt	340,000	250,000

Total Capitalization	766,885	681,530

Current Liabilities:
Notes Payable	58,900	109,400
Current Portion of Long-Term Debt	50,000	35,000
Accounts Payable – Commodity	26,915	19,630
Accounts Payable – Other	19,628	21,947
Accounts Payable - Related Parties	10,830	12,120
Derivatives - Energy Related Liabilities	11,406	9,799
Deferred Income Taxes – Net	4,982	11,642
Customer Deposits and Credit Balances	10,525	13,542
Environmental Remediation Costs	25,662	22,499
Taxes Accrued	1,915	8,548
Pension Benefits	1,182	1,066
Interest Accrued	7,011	5,979
Other Current Liabilities	5,156	7,839

Total Current Liabilities	234,112	279,011

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	69,248	50,193
Deferred Income Taxes – Net	239,648	210,925
Environmental Remediation Costs	61,731	46,557
Asset Retirement Obligations	27,925	22,960
Pension and Other Postretirement Benefits	59,754	57,699
Investment Tax Credits	1,207	1,517
Derivatives - Energy Related Liabilities	430	504
Derivatives – Other	3,150	1,956
Other	4,545	4,210

Total Regulatory and Other Noncurrent Liabilities	467,638	396,521

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$1,468,635	$1,357,062

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CHANGES IN COMMON EQUITY AND COMPREHENSIVE INCOME
(In Thousands)

	Common Stock	Other Paid-In Capital and Premium on Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2008	$5,848	$200,317	$(5,356)	$177,539	$378,348
Net Income				39,431	39,431
Other Comprehensive Income (Loss), Net of Tax (a)
Postretirement Liability Adjustment			(1,181)		(1,181)
Unrealized Loss on Available-for-Sale Securities			(731)		(731)
Unrealized Gain on Derivatives			393		393
Other Comprehensive Loss, Net of Tax (a)					(1,519)
Comprehensive Income					37,912
Cash Dividends Declared - Common Stock				(14,867)	(14,867)
Excess Tax Benefit from Restricted Stock Plan		346			346

Balance at December 31, 2008	5,848	200,663	(6,875)	202,103	401,739
Net Income				39,195	39,195
Other Comprehensive Income (Loss), Net of Tax: (a)
Postretirement Liability Adjustment			(15)		(15)
Unrealized Gain on Available-for-Sale Securities			533		533
Unrealized Gain on Derivatives			27		27
Other Comprehensive Income, Net of Tax: (a)					545
Comprehensive Income					39,740
Cash Dividends Declared – Common Stock				(10,002)	(10,002)
Excess Tax Benefit from Restricted Stock Plan		53			53

Balance at December 31, 2009	5,848	200,716	(6,330)	231,296	431,530
Net Income				43,925	43,925
Other Comprehensive Income (Loss), Net of Tax: (a)
Postretirement Liability Adjustment			(3,156)		(3,156)
Unrealized Gain on Available-for-Sale Securities			339		339
Unrealized Gain on Derivatives			27		27
Other Comprehensive Loss, Net of Tax: (a)					(2,790)
Comprehensive Income					41,135
Cash Dividends Declared – Common Stock				(45,905)	(45,905)
Excess Tax Benefit from Restricted Stock Plan		125			125

Balance at December 31, 2010	$5,848	$200,841	$(9,120)	$229,316	$426,885

Disclosure of Changes in Accumulated Other Comprehensive Loss Balances (a)
(In Thousands)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized (Loss) Gain on Derivatives	Accumulated Other Comprehensive Loss

Balance at January 1, 2008	$(4,247)	$13	$(1,122)	$(5,356)
Changes During Year	(1,181)	(731)	393	(1,519)
Balance at December 31, 2008	(5,428)	(718)	(729)	(6,875)
Changes During Year	(15)	533	27	545
Balance at December 31, 2009	(5,443)	(185)	(702)	(6,330)
Changes During Year	(3,156)	339	27	(2,790)
Balance at December 31, 2010	$(8,599)	$154	$(675)	$(9,120)

(a)  Determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Entity - South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of South Jersey Gas Company (SJG). In our opinion, the financial statements reflect all normal and recurring adjustments needed to fairly present our financial position and operating results at the dates and for the periods presented.

Equity Investments - Marketable equity securities that are purchased as long-term investments are classified as Available-for-Sale Securities and carried at their fair value on our balance sheets. Any unrealized gains or losses are included in Accumulated Other Comprehensive Loss.  An impairment loss is recorded when there is clear evidence that a decline in value is other than temporary.  An insignificant impairment loss on Available-for-Sale Securities was recorded in 2008.  No impairment losses were recorded on Investments during 2010 or 2009.

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

Regulation - We are subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). See Note 3 for a detailed discussion of our rate structure and regulatory actions. We maintain our accounts according to the BPU’s prescribed Uniform System of Accounts. We follow the accounting for regulated enterprises prescribed by the FASB ASC Topic 980 – “Regulated Operations.”  In general, Topic 980 allows for the deferral of certain costs (regulatory assets) and creation of certain obligations (regulatory liabilities) when it is probable that such items will be recovered from or refunded to customers in future periods. See Note 4 for a detailed discussion of regulatory assets and liabilities.

Operating Revenues - Gas revenues are recognized in the period the commodity is delivered to customers. For retail customers that are not billed at the end of the month, we record an estimate to recognize unbilled revenues for gas delivered from the date of the last meter reading to the end of the month.

Revenue Based Taxes - We collect certain revenue-based energy taxes from our customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both revenues and cost of sales and totaled $8.6 million, $8.8 million and $8.7 million in 2010, 2009 and 2008, respectively.

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

Property, Plant & Equipment - For regulatory purposes, utility plant is stated at original cost, which may be different than our cost if the assets were acquired from another regulated entity. The cost of adding, replacing and renewing property is charged to the appropriate plant account. Utility Plant balances as of December 31, 2010 and 2009 were comprised of the following (in thousands):

	2010	2009
Utility Plant:
Production Plant	$302	$302
Storage Plant	12,390	12,193
Transmission Plant	214,544	153,393
Distribution Plant	1,084,989	1,021,233
General Plant	50,862	45,008
Other Plant	3,665	3,665
Utility Plant in Service	1,366,752	1,235,794
Construction Work in Progress	18,045	39,998

Total Utility Plant	$1,384,797	$1,275,792

The significant decrease in Construction Work in Progress is related to the completion of a major transmission project during 2010 which was under construction as of December 31, 2009.  The December 31, 2010 balance represents projects for information technology, transmission and LNG production, some of which are part of the Company’s Capital Recovery Tracker (CIRT) program, as discussed under Note 3.

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

ARO activity during 2010 and 2009 was as follows (in thousands):

	2010	2009
AROs as of January 1,	$22,960	$22,299
Accretion	479	492
Additions	242	193
Settlements	(29)	(24)
Revisions in Estimated Cash Flows *	4,273	-
AROs as of December 31,	$27,925	$22,960

* The revision in estimated cash flows reflects an increase in the contractual cost to settle the ARO’s. A corresponding increase was made to regulatory assets, thus having no impact on earnings.

Depreciation - We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.4% in 2010 and 2.3% in both 2009 and 2008. The actual composite rate may differ from the approved rate as the asset mix changes over time. Except for retirements outside of the normal course of business, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage.

Capitalized Interest - We capitalize interest on construction at the rate of return on rate base utilized by the BPU to set rates in our last base rate proceeding (See Note 3). Capitalized interest is included in Utility Plant on the balance sheets. Interest Charges are presented net of capitalized interest on the statements of income.  The amount of interest capitalized by SJG for the years ended December 31, 2010, 2009 and 2008 was not significant.

Impairment of Long-Lived Assets - We review the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the years ended 2010, 2009 and 2008, no significant impairments were identified.

Derivative Instruments - SJG, through its affiliate, South Jersey Resources Group (SJRG), uses a variety of derivative instruments to limit its exposure to market risk in accordance with strict guidelines (See Note 14).  These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives – Energy Related Assets or Derivatives – Energy Related Liabilities on the balance sheets.  The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval.  As a result, the net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the balance sheets.

SJG has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt.  These interest rate derivatives, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives-Other on the balance sheets.  The fair value represents the amount SJG would have to pay the counterparty to terminate these contracts as of those dates.  Subject to BPU approval, the market value upon termination of these interest rate derivatives can be recovered in rates and, therefore, these unrealized losses have been included in Other Regulatory Assets in the balance sheets.

Income Taxes - Deferred income taxes are provided for all significant temporary differences between the book and taxable basis of assets and liabilities in accordance with FASB ASC Topic 740 – “Income Taxes” (See Note 6). A valuation allowance is established when it is determined that it is more likely than not that a deferred tax asset will not be realized.

Cash and Cash Equivalents - For purposes of reporting cash flows, highly liquid investments with original maturities of three months or less are considered cash equivalents.

NEW ACCOUNTING PRONOUNCEMENTS —No new accounting pronouncement issued or effective during 2010 had, or is expected to have, a material impact on the financial statements.

HEALTH CARE LEGISLATION – In March of 2010, the President of the United States signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (the “Acts”).  The Acts contain provisions which could have impacted our accounting for retiree medical benefits in future periods.  However, based on our analysis of the provisions in the Acts, a re-measurement of our Other Postretirement Benefits liability is not required at this time due to our retiree medical benefit plan designs, which includes benefit caps and cost sharing provisions.  The Acts also contain provisions that will increase the cost of providing medical benefits to active employees and their dependents.  This increase is not expected to be material to the financial results of the Company.

2.	STOCK-BASED COMPENSATION PLAN:

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

The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at December 31, 2010, and the assumptions used to estimate the fair value of the awards:

Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate

Jan. 2009	8,318	$39.350	28.6%	1.20%

Jan. 2010	10,024	39.020	29.0%	1.65%

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

The cost of restricted stock awards was $0.3 million in each of the years ended December 31, 2010, 2009 and 2008. Of these costs, $0.2, $0.2 and $0.1 million was capitalized to Utility Plant in each of those years, respectively.

As of December 31, 2010, there was $0.4 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes information regarding restricted stock award activity during 2010, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2010	17,556	$36.551
Granted	10,024	$39.020
Vested*	(9,238)	$34.030
Nonvested Shares Outstanding, December 31, 2010	18,342	$39.170

*
Actual shares expected to be awarded to SJG officers and other key employees during the first quarter of 2011, including dividend equivalents and adjustments for performance measures, total 15,186 shares.

During 2010, SJI awarded 14,400 shares that had vested at December 31, 2009, to SJG officers and other key employees at a market value of $0.5 million. During 2009, 13,640 shares were awarded to SJG officers and other key employees at a market value of $0.5 million. As discussed earlier, we have a policy of making cash payments to SJI to satisfy our allocated obligations under this plan. Cash payments to SJI during 2010 and 2009, were approximately $0.3 million and $0.2 million, respectively, relating to stock awards.  Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

3.	RATES AND REGULATORY ACTIONS:

Base Rates - SJG is subject to the rules and regulations of the BPU.  In July 2004 the BPU approved our rate structure based on a 7.97% rate of return on rate base that included a 10.0% return on common equity.  We were also permitted to recover regulatory assets contained in our petition and to reduce our composite depreciation rate from 2.9% to 2.4%.  Included in the base rate increase was also a change to the sharing of pre-tax margins on interruptible, off system sales and transportation.  The sharing of pre-tax margins begins from dollar one, with our retaining 15% of such margins. SJG filed a new base rate case in January 2010.  On September 17, 2010, the BPU granted SJG a base rate increase of $42.1 million, which was predicated, in part, upon a 8.21% rate of return on rate base that included a 10.3% return on common equity.  The $42.1 million includes $16.6 million of revenue previously recovered through the Conservation Incentive Program (CIP) and $6.8 million of revenues previously recovered through the Capital Investment Recovery Tracker (CIRT), resulting in incremental revenue of $18.7 million.  SJG was permitted to recover regulatory assets contained in its petition and defer certain federally mandated pipeline integrity management program costs for recovery in its next base rate case.  In addition, annual depreciation expense will be reduced by $1.2 million as a result of the amortization of excess cost of removal recoveries.  The BPU also authorized a Phase II of the base rate proceeding to review the costs of CIRT projects not rolled into rate base in the September 2010 settlement..

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

•
December 2008 - As part of a global settlement, the BPU approved, on a provisional basis, a decrease in gas cost recoveries of $9.0 million, or 3%, due to the continued decline in projections in the wholesale gas market.

•	June 2009 - We made our annual BGSS filing to the BPU requesting a $54.7 million reduction, or 17.5% decrease, in gas costs recoveries in response to projected decreases in wholesale gas costs.
•	August 2009 - The BPU issued an Order finalizing the 2008-2009 provisional BGSS costs.
•	September 2009 - The BPU approved, on a provisional basis, SJG’s request for a $54.7 million, or 17.5%, reduction in gas cost recoveries.
•	June 2010 – We made our annual BGSS filing to the BPU requesting a $38.0 million, or 13.9%, reduction in gas cost recoveries in response to projected decreases in wholesale gas costs.
•	September 2010 – The BPU approved, on a provisional basis, SJG’s request for a $38.0 million, or 13.9%, reduction in gas cost recoveries.

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

Regulatory actions regarding the CIP were as follows:

•	May 2008 - We made our annual CIP filing requesting recovery of $19.1 million, of which $14.1 million was non-weather related.
•	December 2008 - As part of a global settlement, the BPU approved, on a provisional basis, the recovery of CIP revenue of $20.4 million, of which $16.4 million was non-weather related.
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
•
June 2010 – We made our annual CIP filing to the BPU requesting recovery of $20.0 million which included a $14.4 million non-weather related recovery and $5.6 million which was weather related.  The BGSS savings to be applied as an offset to the non-weather related recovery totaled $8.9 million. As a result, SJG will carry forward $5.5 million to be recovered from customers in the next CIP year.

•	September 2010 – The BPU approved, on a provisional basis, the recovery of CIP revenue of $14.5 million.

Capital Investment Recovery Tracker (CIRT) - In January 2009, we made a filing with the BPU requesting approval for an accelerated infrastructure investment program.  The purpose of the CIRT was to accelerate $103.0 million of capital expenditures from five years to two years.  The petition requested that we be allowed to earn a return of, and a return on, our investment.  Under the CIRT, 2009 spending was projected to be $70.5 million and 2010 spending was projected to be $32.5 million.  On a monthly basis during the CIRT year, we record adjustments to earnings based on actual CIRT program expenditures, as incurred.  Annually we make a filing to the BPU for review and approval of expenditures recorded under the CIRT.

Regulatory actions regarding the CIRT were as follows:

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
•
September 2010 – The BPU authorized $81.3 million of CIRT-related expenditures to be rolled into rate base and also authorized that the remaining balance of CIRT-related expenditures continue to be recovered.  These remaining expenditures will be reviewed and rolled into rate base during Phase II of the base rate case in 2011.

•	October 2010 – We made our annual CIRT filing requesting approval to earn a return of, and a return on, $150.0 million in additional CIRT-related expenditures during 2011, 2012 and 2013.

Energy Efficiency Tracker (EET) - In January 2009, we filed a petition with the BPU requesting approval of an energy efficiency program for residential, commercial and industrial customers.  Under this program we can invest $17.0 million over two years in energy efficiency measures to be installed in customer homes and businesses. We can also recover incremental operating and maintenance expenses and earn a return of, and return on, program investments.

Regulatory actions regarding the EET were as follows:

•	January 2009 - Filed a petition with the BPU for approval of an energy efficiency program as noted above, with a projected 2009 revenue of $1.7 million.
•	July 2009 - The BPU approved our petition for the EET with a revenue recovery of $1.3 million.
•	July 2010 - Filed a petition with the BPU requesting a reallocation of investment dollars between the EET programs to fund the more popular programs.
•	November 2010 - Filed a petition with the BPU requesting a one year extension of the program.
•	January 2011 - SJG’s request was approved by the BPU.

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

Regulatory actions regarding the SBC, with the exception of USF which requires separate regulatory filings, were as follows:

•
December 2008 – As part of a global settlement, the BPU approved an increase in the RAC portion of the SBC, resulting in an increase in revenue of $8.5 million.  In addition, the BPU approved a reduction in the interest rate utilized to calculate deferred tax on the RAC.

•
January 2009 - We made our annual 2008-2009 SBC filing requesting $7.9 million increase in SBC recoveries, which includes a net increase in Remediation Adjustment Clause, Clean Energy Program Clause and Transportation Initiation Clause.

•
August 2009 - We made our annual 2009-2010 SBC filing requesting a $15.5 million increase in SBC recoveries, which includes a net increase in Remediation Adjustment Clause, Clean Energy Program Clause and Transportation Initiation Clause.

•
September 2010 – We made our annual 2010-2011 SBC filing requesting a $21.5 million increase in SBC recoveries, which includes a net increase in Remediation Adjustment Clause, Clean Energy Program Clause and Transportation Initiation Clause.

Remediation Adjustment Clause (RAC) - The RAC recovers environmental remediation costs of 12 former gas manufacturing plants (See Note 12). The BPU allows us to recover such costs over 7-year amortization periods. The net between the amounts actually spent and amounts recovered from customers is recorded as a regulatory asset, Environmental Remediation Cost Expended - Net. Note that RAC activity affects revenue and cash flows but does not directly affect earnings because of the cost recovery over 7-year amortization periods. As of December 31, 2010 and 2009, we reflected the unamortized remediation costs of $39.1 million and $42.9 million, respectively, on the balance sheet under Regulatory Assets (See Note 4). Since implementing the RAC in 1992, we have recovered $50.1 million through rates.

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

Universal Service Fund (USF) - The USF is a statewide program through which funds for the USF and Lifeline Credit and Tenants Assistance Programs are collected from customers of all New Jersey electric and gas utilities. USF adjustments affect cash flows but do not directly affect revenue or earnings as related costs are deferred and recovered through rates on an ongoing basis.

Separate regulatory actions regarding the USF were as follows:

•
June 2008 – We made our annual USF filing, along with the state’s other electric and gas utilities, proposing to increase annual statewide gas revenues to $97.3 million.  This proposal was designed to increase our annual USF revenues by $ 2.6 million.

•
October 2008 – The BPU approved the statewide budget of $96.7 million for all of the State’s gas utilities.  Our portion of this total is approximately $8.8 million and increased rates were implemented effective October 27, 2008, resulting in a $2.5 million increase to our annual USF recoveries.

•
June 2009 - We made our annual USF filing, along with the state’s other electric and gas utilities, proposing to decrease annual statewide gas revenues by $39.1 million.  This proposal was designed to decrease our annual USF revenue by $4.9 million.

•
October 2009 – The BPU approved the statewide budget of $60.1 million for all of the State’s gas utilities.  Our portion of this total is approximately $5.1 million and decreased rates were implemented effective October 12, 2009, resulting in a $4.1 million decrease to our annual USF recoveries.

•
July 2010 – We made our annual USF filing, along with the state’s other electric and gas utilities, proposing to increase annual statewide gas revenues by $3.4 million.  This proposal was designed to increase our annual USF revenue by $0.4 million.

•	August 2010 – We updated our July 2010 filing to reflect actual data through June 2010.
•
October 2010 – The BPU approved the statewide budget of $64.8 million for all of the State’s gas utilities.  Our portion of the total is approximately $6.6 million and increased rates were implemented effective November 1, 2010, resulting in a $0.4 million increase to our annual USF recoveries.

Other Regulatory Matters -

Unbundling - Effective January 10, 2000, the BPU approved full unbundling of our system. This allows all natural gas consumers to select their natural gas commodity supplier. As of December 31, 2010, 33,762 of our customers were purchasing their gas commodity from someone other than us. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer. The resulting decrease in our revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect our net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that we still recover cost of service, including certain deferred costs, through base rates.

Pipeline Integrity - In October 2005, we filed a petition with the BPU to implement a Pipeline Integrity Management Tracker (Tracker). The purpose of this Tracker was to recover incremental costs to be incurred by us as a result of new federal regulations, which are aimed at enhancing public safety and reliability. The regulations require that utilities use a comprehensive analysis to assess, evaluate, repair and validate the integrity of certain transmission lines in the event of a leak or failure. As part of our September 2010 base rate increase, we were permitted to recover previously deferred pipeline integrity costs incurred through September 2010.  In addition, we are authorized to defer future program costs, including related carrying costs, for recovery in our next base rate proceeding, subject to review by the BPU.  Accordingly, SJG withdrew its petition for the Pipeline Integrity Management Tracker.  As of December 31, 2010 and 2009, deferred pipeline integrity costs totaled $1.7 million and $1.2 million, respectively, and are included in other regulatory assets (See Note 4).

Filings and petitions described above are still pending unless otherwise indicated.

4.	REGULATORY ASSETS AND LIABILITIES:

The discussion under Note 3, Rates and Regulatory Actions, is integral to the following explanations of specific regulatory assets and liabilities.

Regulatory Assets at December 31 consisted of the following items (in thousands):

	2010	2009
Environmental Remediation Costs:
Expended – Net	$39,056	$42,924
Liability for Future Expenditures	87,393	69,056
Income Taxes - Flowthrough Depreciation	774	1,752
Deferred Asset Retirement Obligation Costs	24,247	22,438
Deferred Gas Costs – Net	-	6,519
Deferred Pension and Other Postretirement Benefit Costs	69,017	71,192
Conservation Incentive Program Receivable	12,291	16,672
Societal Benefit Costs Receivable	4,216	1,872
Premium for Early Retirement of Debt	699	1,046
Other Regulatory Assets	10,720	6,991
Total Regulatory Assets	$248,413	$240,462

Except where noted below, all regulatory assets are or will be recovered through utility rate charges, as detailed in the following discussion. We are currently permitted to recover interest on our Environmental Remediation Costs and Societal Benefit Costs Receivable, while the other assets are being recovered without a return on investment.

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

Deferred Gas Costs - Net - Over/under collections of gas costs are monitored through our BGSS mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge our natural gas purchases are also included in the BGSS, subject to BPU approval. See detailed discussion under Derivative Instruments in Notes 1 and 14.

Deferred Pension and Other Postretirement Benefit Costs  - The BPU authorized us to recover costs related to postretirement benefits under the accrual method of accounting consistent with  GAAP.  We deferred amounts accrued prior to that authorization and are amortizing them as allowed by the BPU over 15 years through 2012. The unamortized balance was $0.8 million at December 31, 2010. In 2006, our regulatory asset was increased by $37.1 million representing the recognition of the underfunded positions of our pension and other postretirement benefit plans.  Subsequent adjustments to this balance occur annually to reflect changes in the funded positions of these benefit plans caused by changes in actual plan experience as well as assumptions of future experience (See Note 11).

Conservation Incentive Program Receivable - The impact of the CIP is recorded as an adjustment to earnings as incurred. The first year of cash recovery under the CIP began October 2007.

Societal Benefit Costs Receivable - At both December 31, 2010 and 2009, this regulatory asset primarily represents cumulative costs less recoveries under the USF program.

Premium for Early Retirement of Debt - At December 31, 2010, this regulatory asset represents unamortized debt issuance costs related to long-term debt refinancings and at December 31, 2009 it also included a call premium of $0.2 million associated with the retirement of debt, all occurring in 2005 and 2004. Unamortized debt issuance costs are being amortized over the term of the new debt issue pursuant to regulatory approval by the BPU. As part of our September 2010 base rate increase, the call premium was transferred to unamortized debt issuance costs and is being amortized over the term of the new debt issue.

Other Regulatory Assets - Some of the assets included in Other Regulatory Assets are currently being recovered from ratepayers as approved by the BPU. Management believes the remaining deferred costs are probable of recovery from ratepayers through future utility rates.

Regulatory Liabilities at December 31 consisted of the following items (in thousands):

	2010	2009
Excess Plant Removal Costs	$48,409	$48,715
Deferred Revenues - Net	20,179	-
Other	660	1,478
Total Regulatory Liabilities	$69,248	$50,193

Excess Plant Removal Costs – Represents amounts accrued in excess of actual utility plant removal costs incurred to date.  As part of our September 2010 base rate increase, we are required to start amortizing approximately $1.2 million of this balance to depreciation expense each year.

Deferred Revenues – Net - See previous discussion under “Deferred Gas Costs – Net”.

Other Regulatory Liabilities – All other regulatory liabilities are subject to being returned to ratepayers in future rate proceedings.

5.	RELATED PARTY TRANSACTIONS:

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

•
South Jersey Resources Group, LLC (SJRG) - a wholly owned subsidiary of SJI and a wholesale gas and risk management business that supplies natural gas storage, commodity and transportation to retail marketers, utility businesses and electricity generators in the mid-Atlantic, Appalachian and southern states. We sell natural gas for resale and capacity release to SJRG and also meet some of our gas purchasing requirements by purchasing natural gas from SJRG. Additionally, SJRG manages our market risk associated with fluctuations in the cost of natural gas by entering into financial derivative contracts on our behalf. The gain or loss associated with these derivative contracts is included in our BGSS and in the SJRG receivable and payable amounts shown below

•
Marina Energy LLC (Marina) - a wholly owned subsidiary of SJI and developer, owner and operator of energy related projects. We provide natural gas transportation services to Marina under BPU-approved tariffs.

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

A summary of these related party transactions, excluding pass-through items, included in Operating Revenues were as follows (in thousands):

	2010	2009	2008

Operating Revenues/Affiliates:
SJRG	$6,244	$3,782	$7,604
Other	464	456	402
Total Operating Revenues/Affiliates	$6,708	$4,238	$8,006

Related party transactions, excluding pass-through items, included in Operating Expenses were as follows (in thousands):

	2010	2009	2008

Costs of Sales/Affiliates
(Excluding depreciation):
SJRG	$16,768	$38,643	$28,565

Derivative Losses (Gains) (See Note 1):
SJRG	$23,526	$51,856	$(6,215)

Operations Expense/Affiliates
SJI	$8,546	$8,042	$6,957
SJIS	5,174	4,768	4,154
Millennium	2,986	2,904	2,982
Other	(244)	(288)	(226)
Total Operations Expense/Affiliates	$16,462	$15,426	$13,867

6.	INCOME TAXES AND CREDITS:

Total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory Federal income tax rate to pre-tax income for the following reasons (in thousands):

	2010	2009	2008

Tax at Statutory Rate	$25,760	$23,205	$23,078
Increase (Decrease) Resulting from:
State Income Taxes	4,340	4,471	4,491
Amortization of Investment Tax Credits	(310)	(314)	(318)
ESOP Dividend	(874)	(730)	(736)
Amortization of Flowthrough Depreciation	664	664	664
Other - Net	98	(192)	(671)
Net Income Taxes	$29,678	$27,104	$26,508

The provision for Income Taxes is comprised of the following (in thousands):

	2010	2009	2008
Current:
Federal	$399	$3,158	$1,042
State	4,739	1,842	4,088
Total Current	5,138	5,000	5,130
Deferred:
Federal	22,912	17,381	18,877
State	1,938	5,037	2,819
Total Deferred	24,850	22,418	21,696
Investment Tax Credits	(310)	(314)	(318)
Net Income Taxes	$29,678	$27,104	$26,508

Investment Tax Credits are deferred and amortized at the annual rate of 3%, which approximates the life of related assets.

The net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in the following net deferred tax liabilities at December 31 (in thousands):

	2010	2009

Current:
Deferred Fuel Costs - Net	$-	$4,121
Uncollectibles	(1,597)	(1,322)
Deferred Revenues	5,408	7,396
Section 461 Prepayments	745	709
Other	426	738
Current Deferred Tax Liability - Net	$4,982	$11,642

Noncurrent:
Book Versus Tax Basis of Property	$236,804	$201,546
Deferred Fuel Costs - Net	2,955	7,568
Environmental	16,502	17,247
Deferred Regulatory Costs	3,278	1,259
Deferred State Tax	(9,631)	(9,075)
Investment Tax Credit Basis Gross-Up	(622)	(782)
Deferred Pension & Other Post Retirement Benefits	27,885	28,783
Pension & Other Post Retirement Benefits	(21,223)	(20,882)
Deferred Revenues	(15,281)	(14,455)
Other	(1,019)	(284)
Noncurrent Deferred Tax Liability – Net	$239,648	$210,925

SJG is included in the consolidated federal income tax return filed by SJI. The actual taxes, including credits, are allocated by SJI to its subsidiaries, generally on a separate return basis. As of December 31, 2010 and 2009, income taxes due (from) and to SJI were approximately $(7.1) million and $6.0 million, respectively, and are included in the balance sheets under the caption, Prepaid Taxes and Accrued Taxes for the respective years.

On January 1, 2007 SJG adopted new provisions of FASB ASC Topic 740 – “Income Taxes.” As a result, SJG recognized a $0.4 million reduction to beginning retained earnings as a cumulative effect adjustment and a noncurrent deferred tax asset of $1.1 million.  A reconciliation of unrecognized tax benefits is as follows (in thousands):

	2010	2009	2008

Balance at January 1,	$576	$910	$907
Increase as a result of tax position taken in prior years	-	42	253
Decrease due to a lapse in the statue of limitations	-	(376)	(250)
Settlements	(98)	-	-
Balance at December 31,	$478	$576	$910

The total unrecognized tax benefits as of December 31, 2010 were $0.5 million, not including $0.6 million of accrued interest and penalties.  The total unrecognized tax benefits as of December 31, 2009 were $0.6 million, not including $0.5 million of accrued interest and penalties. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not significant.  Our policy is to record interest and penalties related to unrecognized tax benefits as interest expense and other expense respectively. These amounts were not significant in 2010, 2009 or 2008. There have been no material changes to the unrecognized tax benefits during 2010, 2009 or 2008 and we do not anticipate any significant changes in the total unrecognized tax benefits within the next 12 months.

The unrecognized tax benefits are primarily related to an uncertainty of state income taxes.  Federal income tax returns from 2007 forward, and state income tax returns primarily from 2006 forward, are open and subject to examination.

7.	LONG-TERM DEBT: (A)

A schedule of our long-term debt as of December 31, including current maturities, is as follows (in thousands):

		2010	2009

First Mortgage Bonds: (B)

6.12%	Series due 2010 (C)	$-	$10,000
6.74%	Series due 2011	10,000	10,000
6.57%	Series due 2011	15,000	15,000
4.46%	Series due 2013	10,500	10,500
5.027%	Series due 2013	14,500	14,500
4.52%	Series due 2014	11,000	11,000
5.115%	Series due 2014	10,000	10,000
5.387%	Series due 2015	10,000	10,000
5.437%	Series due 2016	10,000	10,000
4.60%	Series due 2016	17,000	17,000
4.657%	Series due 2017	15,000	15,000
7.97%	Series due 2018	10,000	10,000
7.125%	Series due 2018	20,000	20,000
5.587%	Series due 2019	10,000	10,000
3.63%	Series due 2025 (D)	10,000	-
4.84%	Series due 2026 (D)	15,000	-
4.93%	Series due 2026 (D)	45,000	-
4.03%	Series due 2027 (D)	45,000	-
7.7%	Series due 2027	35,000	35,000
5.55%	Series due 2033	32,000	32,000
6.213%	Series due 2034	10,000	10,000
5.45%	Series due 2035	10,000	10,000
Series A 2006 Tax-Exempt First Mortgage Bonds
Variable Rate, due 2036 (E)		25,000	25,000

Total Long-Term Debt Outstanding		390,000	285,000
Less Current Maturities (A) (E)		(50,000)	(35,000)
Long-Term Debt		$340,000	$250,000

(A)
Long-term debt maturities and sinking funds requirements for the succeeding five years are as follows (in thousands): 2011, $25,000; 2012, $2,187; 2013, $27,187; 2014, $23,188; 2015, $13,097 (See Note (E) below).  Our long-term debt agreements contain no financial covenants.

(B)	Our First Mortgage dated October 1, 1947, as supplemented, securing the First Mortgage Bonds constitutes a direct first mortgage lien on substantially all utility plant.

(C)	On October 21, 2010, SJG retired its 6.12% Medium Term Notes (MTN), at par.

(D)
During 2010, SJG made the following private placement issuances under its MTN Program: $15.0 million on March 1, 2010, due 2026; $45.0 million on June 30, 2010, due 2026; $10.0 million on December 30, 2010, due 2025, requiring annual principal payments of $0.9 million beginning December 2015; and $45.0 million on December 30, 2010, due 2027, requiring annual principal payments of $9.0 million beginning December 2023.  As of December 31, 2010, $35.0 million remains available under this program.

(E)
On April 20, 2006, SJG issued $25.0 million of tax-exempt, auction-rate debt through the New Jersey Economic Development Authority (NJEDA) under its $150.0 million MTN Program.  These bonds were repurchased by the Company in June 2008 and remarketed to the public in August 2008 as variable-rate demand bonds with liquidity support provided by a letter of credit from a commercial bank.  The current letter of credit expires in August 2011, and as such, these bonds have been included in the current portion of long-term debt.  Material terms of the original bonds, such as the 2036 maturity date, floating rate interest that resets weekly, and a first mortgage collateral position, remain unchanged.

We estimated the fair values of our long-term debt, including current maturities, as of December 31, 2010 and 2009, to be $455.5 million and $331.5 million, respectively. Carrying amounts as of both December 31, 2010 and 2009 are $390.0 million and $285.0 million, respectively.  We base the estimates on interest rates available to us at the end of each year for debt with similar terms and maturities. We retire debt when it is cost effective as permitted by the debt agreements.

8.	FINANCIAL INSTRUMENTS:

Restricted Investments - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of both December 31, 2010 and 2009, the escrowed proceeds, including interest earned, totaled $0.1 million.  Beginning in the third quarter of 2010, SJG established a margin account with SJRG in conjunction with SJG’s risk management activities as detailed in Notes 1 and 14.  The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with SJRG changes.  As of December 31, 2010 the balance held with SJRG totaled $4.2 million.

Long-Term Receivables – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $10.4 million and $10.8 million as of December 31, 2010 and 2009, respectively.  The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the balance sheet.  The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.2 million as of both December 31, 2010 and 2009.  The annual amortization to interest is not material to SJG’s financial statements.  The carrying amounts of these receivables approximate their fair value at December 31, 2010 and 2009.

Other Financial Instruments - The carrying amounts of our other financial instruments approximate their fair values at December 31, 2010 and 2009.

9.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of December 31, 2010 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date

Revolving Credit Facility	$100,000	$50,000	$50,000	August 2011(A)
Line of Credit	40,000	-	40,000	August 2011 (A)
Uncommitted Bank Lines	40,000	8,900	31,100	Various

Total	$180,000	$58,900	$121,100

(A)  SJG anticipates extending these lines of credit during the second quarter of 2011.  Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our future liquidity needs.

All committed facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis.  SJG was in compliance with these covenants as of December 31, 2010.  Borrowings under these credit facilities are at market rates.  The weighted average borrowing cost, which changes daily, was 0.71%, 0.80% and 1.06 at December 31, 2010, 2009, and 2008, respectively.

10.	RETAINED EARNINGS:

Various loan agreements contain potential restrictions regarding the amount of cash dividends or other distributions that we may pay on our common stock. As of December 31, 2010, these loan restrictions did not affect the amount that may be distributed from our retained earnings.

We received no equity infusions from SJI in 2010, 2009 or 2008.  Future equity contributions will occur on an as needed basis.

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

Net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008

Service Cost	$2,648	$2,412	$2,408	$644	$622	$605
Interest Cost	7,584	7,125	6,843	2,708	2,712	2,497
Expected Return on Plan Assets	(6,711)	(6,035)	(8,394)	(1,758)	(1,405)	(1,995)
Amortization:
Prior Service Cost (Credits)	232	227	239	(254)	(254)	(254)
Actuarial Loss	3,940	4,421	1,365	1,351	1,746	677
Net Periodic Benefit Cost	7,693	8,150	2,461	2,691	3,421	1,530
Capitalized Benefit Costs	(3,445)	(3,798)	(1,073)	(1,295)	(1,676)	(765)
Affiliate SERP Allocations	(533)	(399)	(315)	-	-	-
Total Net Periodic Benefit Expense	$3,715	$3,953	$1,073	$1,396	$1,745	$765

Capitalized benefit costs reflected in the table above relate to our construction program.

Companies with publicly traded equity securities that sponsor a postretirement benefit plan are required to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plans and recognize changes in the funded status in the year in which the changes occur. Changes in funded status are generally reported in Other Comprehensive Loss; however, since we recover all prudently incurred pension and postretirement benefit costs from our ratepayers, a significant portion of the charges resulting from the recording of additional liabilities under this statement are reported as regulatory assets (See Note 4).

Details of the activity within the Regulatory Asset and Accumulated Other Comprehensive Loss associated with Pension and Other Postretirement Benefits are as follows (in thousands):

	Regulatory Assets		Accumulated Other Comprehensive Loss (pre-tax)
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Balance at January 1, 2009	$55,774	$22,876	$9,212	$-

Amounts Arising during the Period:
Net Actuarial (Gain) Loss	(4,188)	610	804	-
Prior Service Cost	347	-	-
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(3,642)	(1,746)	(779)	-
Prior Service (Cost) Credit	(227)	254	-	-

Balance at December 31, 2009	$48,064	$21,994	$9,237	$-

Amounts Arising during the Period:
Net Actuarial Loss	2,300	167	6,304	-
				-
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(2,935)	(1,351)	(1,005)	-
Prior Service (Cost) Credit	(232)	254	-	-

Balance at December 31, 2010	$47,197	$21,064	$14,536	$-

The estimated costs that will be amortized from Regulatory Assets into net periodic benefit costs in 2011 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Costs (Credits)	$220	$(254)
Net Actuarial Loss	$2,980	$1,337

The estimated costs that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit costs in 2011 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Net Actuarial Loss	$1,328	$-

A reconciliation of the plans’ benefit obligations, fair value of plan assets, funded status and amounts recognized in our balance sheets follows (in thousands):

			Other
	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009

Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$122,542	$117,321	$46,754	$42,488
Service Cost	2,648	2,412	644	622
Interest Cost	7,584	7,125	2,708	2,712
Actuarial Loss	12,093	2,213	1,703	3,889
Retiree Contributions	-	-	185	192
Plan Amendments	-	347	-	-
Benefits Paid	(6,735)	(6,876)	(4,299)	(3,149)
Benefit Obligation at End of Year	$138,132	$122,542	$47,695	$46,754

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$84,681	$70,588	$25,850	$20,665
Actual Return on Plan Assets	10,200	11,631	3,294	4,684
Employer Contributions	7,600	9,338	4,115	3,458
Retiree Contributions	-	-	185	192
Benefits Paid	(6,735)	(6,876)	(4,299)	(3,149)
Fair Value of Plan Assets at End of Year	$95,746	$84,681	$29,145	$25,850

Funded Status at End of Year:
Accrued Net Benefit Cost at End of Year	$(42,386)	$(37,861)	$(18,550)	$(20,904)

Amounts Recognized in the Statement of Financial Position Consist of:
Current Liabilities	$(1,182)	$(1,066)	$-	$-
Noncurrent Liabilities	(41,204)	(36,795)	(18,550)	(20,904)
Net Amount Recognized at End of Year	$(42,386)	$(37,861)	$(18,550)	$(20,904)

Amounts Recognized in Regulatory Assets Consist of:
Prior Service Costs (Credit)	$1,268	$1,500	$(215)	$(469)
Net Actuarial Loss	45,929	46,564	21,279	22,463
	$47,197	$48,064	$21,064	$21,994

Amounts Recognized in Accumulated Other Comprehensive Loss Consist of:
Net Actuarial Loss	$14,536	$9,237	$-	$-

The projected benefit obligation (PBO) and accumulated benefit obligation (ABO) of our qualified employee pension plans were $113.4 million and $103.2 million, respectively, as of December 31, 2010, and $104.6 million and $95.0 million, respectively, as of December 31, 2009. The ABO of these plans exceeded the value of the plan assets as of December 31, 2010 and December 31, 2009.  The value of these assets can be seen in the tables above. The PBO and ABO for our non-funded SERP were $24.7 million and $24.3 million, respectively, as of December 31, 2010, and $18.0 million and $17.8 million, respectively, as of December 31, 2009. The SERP is reflected in the tables above and has no assets.

The weighted-average assumptions used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009

Discount Rate	5.78%	6.22%	5.55%	6.22%
Rate of Compensation Increase	3.25%	3.60%	-	-

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008

Discount Rate	6.22%	6.24%	6.36%	6.22%	6.24%	6.36%
Expected Long-Term Return on Plan Assets	7.75%	8.25%	8.50%	6.80%	6.80%	7.00%
Rate of Compensation Increase	3.60%	3.60%	3.60%	-	-	-

All obligations disclosed herein reflect the use of the RP 2000 mortality tables.

The discount rates used to determine the benefit obligations at December 31, 2010 and 2009, which are used to determine the net periodic benefit cost for the subsequent year, were based on a portfolio model of high-quality instruments with maturities that match the expected benefit payments under our pension and other postretirement benefit plans.

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

The assumed health care cost trend rates at December 31 were:

	2010	2009

Medical Care and Drug Cost Trend Rate Assumed for Next Year	8.25%	9.00%
Dental Care Cost Trend Rate Assumed for Next Year	4.75%	4.75%
Rate to which Cost Trend Rates are Assumed to Decline (the Ultimate Trend Rate)	4.75%	4.75%
Year that the Rate Reaches the Ultimate Trend Rate	2019	2019

Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage- Point Increase	1-Percentage- Point Decrease

Effect on the Total of Service and Interest Cost	$202	$(158)
Effect on Postretirement Benefit Obligation	$1,920	$(1,752)

PLAN ASSETS — The Company’s overall investment strategy for pension plan assets is to achieve a diversification by asset class, style of manager, and sector and industry limits to achieve investment results that match the actuarially assumed rate of return, while preserving the inflation adjusted value of the plans.  The Company has implemented this diversification strategy primarily with commingled common/collective trust funds.  The target allocations for pension plan assets are 35-46 percent U.S. equity securities, 12-18 percent international equity securities, 31-43 percent fixed income investments, and 2-17 percent to all other types of investments.  Equity securities include investments in commingled common/collective trust funds as well as large-cap and mid-cap companies.  Fixed income securities include commingled common/collective trust funds, group annuity contracts for pension payments, and hedge funds.  Other types of investments include investments in private equity funds and real estate funds that follow several different strategies.

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

We evaluated its pension and other postretirement benefit plans’ asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2010.  Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund.  As of December 31, 2010, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in SJI’s pension and other postretirement benefit plan assets.

GAAP establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.  This hierarchy groups assets into three (3) distinct levels as fully described in Note13, that will serve as the basis for presentation throughout the remainder of this Note.

The fair values of SJG’s pension plan assets at December 31, 2010 by asset category are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
Cash / Cash Equivalents:
Common/Collective Trust Funds (a)	$369	$-	$369	$-
STIF-Type Instrument (b)	852	-	852	-
Equity securities:
Common/Collective Trust Funds – U.S. (a)	28,356	-	28,356	-
Common/Collective Trust Funds – International (a)	15,371		15,371
U.S. Large-Cap (c)	5,032	5,032	-	-
U.S. Mid-Cap (c)	4,846	4,846	-	-
International (c)	1,114	1,114	-	-
Fixed Income:
Common/Collective Trust Funds (a)	23,562	-	23,562	-
Guaranteed Insurance Contract (d)	9,972	-	-	9,972
Hedge Funds (e)	98	-	-	98
Other types of investments:
Private Equity Fund (f)	2,503	-	-	2,503
Common/Collective Trust Fund – Real Estate (g)	3,671	-	-	3,671
Total	$95,746	$10,992	$68,510	$16,244

(a)
This category represents common/collective trust fund investments through a commingled employee benefit trust (excluding real estate).  These commingled funds are not traded publicly; however, the majority of the underlying assets held in these funds are stocks and bonds that are traded on active markets and prices for these assets are readily observable.  Also included in these funds are interest rate swaps, asset backed securities, mortgage backed securities and other investments with observable market values. Holdings in these commingled funds are classified as Level 2 investments.

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

(f)
This category represents a limited partnership which includes several investments in U.S. leveraged buyout, venture capital, and special situation funds.  Fund valuations are reported on a 90 day lag and, therefore, the value reported herein represents the market value as of September 30, 2010.  The fund’s investments are stated at fair value, which is generally based on the valuations provided by the general partners or managers of such investments.  Fund investments are illiquid and resale is restricted.  These funds are classified as Level 3 investments.

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

Fair Value Measurement Using Significant
Unobservable Inputs (Level 3)
(In thousands)

	Guaranteed Insurance Contract	Hedge Funds	Private Equity Funds	Real Estate	Total

Balance at December 31, 2009	$9,338	$881	$2,163	$3,524	$15,906
Actual return on plan assets:
Relating to assets still held at the reporting date	1,649	(230)	349	172	1,940
Relating to assets sold during the period	11	(211)	-	-	(200)
Purchases, Sales and Settlements	(1,026)	(342)	(9)	(25)	(1,402)
Balance at December 31, 2010	$9,972	$98	$2,503	$3,671	$16,244

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

The fair values of SJG’s other postretirement benefit plan assets at December 31, 2010 by asset category are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
Equity Securities:
U.S. Large-Cap	$10,515	$10,515	$-	$-
U.S. Mid & Small-Cap	4,080	4,080	-	-
International	4,204	4,204	-	-
Fixed Income:
Corporate Bonds	10,346	10,346	-	-
Total	$29,145	$29,145	$-	$-

All investments above are holdings in mutual funds and actively traded on major stock exchanges.

Future Benefit Payments - The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

	Pension Benefits	Other Postretirement Benefits

2011	$6,999	$3,766
2012	$7,196	$3,677
2013	$7,344	$3,655
2014	$7,542	$3,631
2016	$7,949	$3,683
2016 -2020	$47,450	$19,106

Contributions - We made a contribution of $6.4 million to our qualified employee pension plans in 2010.    SJG has no obligation to make a contribution in 2011.  Payments related to the unfunded SERP plan are expected to approximate $1.2 million in 2011. We also have a regulatory obligation to contribute approximately $3.6 million annually to our other postretirement benefit plans’ trusts, less costs incurred directly by us.

Defined Contribution Plan - We also offer an Employees’ Retirement Savings Plan (Savings Plan) to eligible employees. For employees eligible for participation in SJI's defined benefit pension plans, SJG matches 50% of participants’ contributions up to 6% of base compensation. For employees who are not eligible for participation in SJI’s defined benefit plans, we match 50% of participants’ contributions up to 8% of base compensation. Employees not eligible for the pension plans also receive a year-end contribution of $1,000 if 10 or fewer years of service, or $1,500 if more than 10 years of service. The amount expensed and contributed for the matching provision of the Savings Plan approximated $0.8 million, $0.7 million and $0.7 million for the years ended December 31, 2010 and 2009, and 2008, respectively.

12.	COMMITMENTS AND CONTINGENCIES:

Standby Letter Of Credit - SJG provided a $25.2 million letter of credit, under a separate credit facility from those it borrows under to provide liquidity support for the remarketing of variable-rate demand bonds issued through the NJEDA. The bonds were used to finance the expansion of SJG’s natural gas distribution system as discussed in Note 7.  This letter of credit expires in August 2011.

Gas Supply Related Contracts - In the normal course of conducting business, we have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest that any of these contracts expires is March 2011. The transportation and storage service agreements between us and our interstate pipeline suppliers were made under FERC approved tariffs. Our cumulative obligation for demand charges and reservation fees paid to suppliers for these services averages approximately $3.7 million per month and is recovered on a current basis through the BGSS.

Pending Litigation - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims.  Management does not currently anticipate the disposition of any known claims to have a material adverse effect on our financial position, results of operations or liquidity.

Collective Bargaining Agreements - Unionized personnel represent approximately 65% of our workforce at December 31, 2010. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (IBEW) that operates under a collective bargaining agreement that runs through February 2013, with the option to extend until February 2014 at the union's election, and the International Association of Machinists and Aerospace Workers (IAM) that operates under a collective bargaining agreement that runs through August 2014.

Environmental Remediation Costs - We incurred and recorded costs for environmental cleanup of 12 sites where we or our predecessors operated gas manufacturing plants. We stopped manufacturing gas in the 1950s.

We successfully entered into settlements with all of our historic comprehensive general liability carriers regarding the environmental remediation expenditures at our sites. Also, we have purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that we will be required to make at 11 of our sites. This policy will be in force until 2024 at 10 sites and until 2029 at one site. The future cost estimates discussed hereafter are not reduced by projected insurance recoveries from the Cleanup Cost Cap Insurance Policy. The policy is limited to an aggregate payment amount of $50.0 million, of which we have recovered $43.1 million through December 31, 2010.  As discussed in Note 3, the BPU allows SJG to recover environmental remediation costs through the RAC.

Since the early 1980s, we accrued environmental remediation costs of $255.2 million, of which $167.8 million has been spent as of December 31, 2010. The following table details the amounts accrued and expended for environmental remediation at December 31 (in thousands):

	2010	2009

Beginning of Year	$69,056	$64,093
Accruals	28,987	16,501
Expenditures	(10,650)	(11,538)

End of Year	$87,393	$69,056

The balances are segregated between current and noncurrent on the balance sheets under the captions Current Liabilities and Regulatory and Other Noncurrent Liabilities.

Management estimates that undiscounted future costs to clean up our sites will range from $87.4 million to $237.4 million. We recorded the lower end of this range, $87.4 million, as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Six of our sites comprise the majority of these estimates, ranging from a low of $68.5 million to a high of $189.3 million. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of remedy selection, regulatory approval of selected remedy and remedial investigative findings.

The remediation efforts at our six most significant sites include the following:

Site 1 - Remediation of the site is currently underway in accordance with the remedial action work plan approved by the New Jersey Department of Environmental Protection (NJDEP). Remaining steps to complete the remedy include continued excavation of impacted soil and river sediments as well as groundwater monitoring and sampling.

Site 2 - Various remedial investigation and action activities are ongoing at this site.  An interim remedial measure has been implemented and a remedial action work plan has been prepared and submitted to the NJDEP for an offsite, interim remedial measure.  Remaining steps to remediate soil and groundwater include completing the remedial investigation of impacted soil and groundwater in preparation for selecting the appropriate action and implementation and gaining regulatory and property owner approval of the selected remedy.

Site 3 - Various remedial investigation and action activities are ongoing at this site.  Remaining steps include completion of an interim remedial action at one off site property and final remedy selection for the remaining impacts at the site, regulatory approval of the final remedy, and implementation of the selected remedy to address remaining impacted soil and groundwater.

Site 4 - Remedial investigation activities are ongoing at this site including pilot studies of potential remedial alternatives and continued soil and groundwater investigation.  Remaining steps to remediate the site include completing the investigation of impacted soil and groundwater in preparation for selecting the appropriate action, gaining regulatory and property owner approval of the selected remedy and implementation of the remedy once approved.

Site 5 – Remedial investigation activities are ongoing at this site.  Remaining steps include completing the remedial investigation of impacted soil and groundwater in preparation for selecting the appropriate action and implementation and gaining regulatory and property owner approval of the selected remedy.

Site 6 – Remedial investigation activities are ongoing at this site.  Remaining steps to remediate include completing the remedial investigation of impacted soil and groundwater in preparation for selecting the appropriate action and implementation and gaining regulatory approval of the selected remedy.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category as of December 31, 2010 is as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets -

Available-for-Sale Securities (A)	$6,700	$6,700	$-	$-
Derivatives – Energy Related Assets (B)	6,869	784	6,085	-
	$13,569	$7,484	$6,085	$-

Liabilities -

Derivatives – Energy Related Liabilities (B)	$11,836	$10,614	$1,222	$-
Derivatives – Other (C)	3,150	-	3,150	-
	$14,986	$10,614	$4,372	$-

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

14.	DERIVATIVE INSTRUMENTS:

SJG is involved in buying, selling, transporting and storing natural gas and is subject to market risk on expected future purchases and sales due to commodity price fluctuations.  The Company, through its affiliate South Jersey Resources Group (SJRG), uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines.  These derivative instruments include forward contracts, futures contracts, swap agreements and options contracts.  As of December 31, 2010, SJG had outstanding derivative contracts intended to limit the exposure to market risk on 12.8 MMdts of expected future purchases of natural gas.  These contracts, which do not qualify for the normal purchase and sale exemption and have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives – Energy Related Assets or Derivatives – Energy Related Liabilities on the balance sheets.  The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval.  As a result, the net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the balance sheets.  As of December 31, 2010 and 2009, SJG had $5.0 million and $9.2 million of unrealized losses, respectively, included in its BGSS related to open financial contracts.

The Company has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt.  These interest rate derivatives, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives-Other on the balance sheets.  The fair value represents the amount SJG would have to pay the counterparty to terminate these contracts as of those dates.  Subject to BPU approval, the market value upon termination of these interest rate derivatives can be recovered in rates and therefore these unrealized losses have been included in Regulatory Assets on the condensed balance sheets.

We previously used derivative transactions known as “Treasury Locks” to hedge against the impact on our cash flows of possible interest rate increases on debt issued in September 2005.  The initial $1.4 million cost of the Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the 30 year life of the associated debt issue.  As of December 31, 2010, the unamortized balance is approximately $1.1 million.

As of December 31, 2010, SJG’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Type of Debt	Obligor
$ 12,500,000	3.430%	12/01/2006	02/01/2036	Tax-exempt	SJG
$ 12,500,000	3.430%	12/01/2006	02/01/2036	Tax-exempt	SJG

The fair values of all derivative instruments, as reflected in the balance sheets as of December 31, 2010 and 2009, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	2010		2009
	Assets	Liabilities	Assets	Liabilities

Energy related commodity contracts:
Derivatives – Energy Related – Current	$5,864	$11,406	$797	$9,799
Derivatives – Energy Related – Non-Current	1,005	430	333	504
Interest rate contracts:
Derivatives - Other	-	3,150	-	1,956
Total derivatives not designated as hedging instruments under GAAP	$6,869	$14,986	$1,130	$12,259

The effect of derivative instruments on the statements of income for 2010, 2009 and 2008 are as follows (in thousands):

	Year ended December 31,
Derivatives in Cash Flow Hedging Relationships	2010	2009	2008

Interest Rate Contracts:
Gains recognized in OCI on effective portion	$-	$-	$621
Losses reclassified from accumulated OCI into income (a)	$(46)	$(46)	$(46)

(a) Included in Interest Charges

              Net realized (losses) gains associated with SJG’s energy related financial commodity contracts of $(23.5) million, $(51.9) million and $6.2 million for 2010, 2009 and 2008, respectively, are not included in the above table.  These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers.  As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy-related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

15.	QUARTERLY RESULTS OF OPERATIONS - UNAUDITED:

The summarized quarterly results of our operations are as follows (in thousands):

	2010 Quarter Ended				2009 Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Operating Revenues	$196,716	$61,344	$57,140	$160,782	$243,113	$64,835	$56,305	$120,123

Expenses:
Cost of Sales	116,875	23,941	28,834	96,732	165,977	29,905	31,726	66,244
Operation and Maintenance
Including Fixed Charges	31,717	30,752	30,369	32,933	30,246	28,413	27,016	29,025
Income Taxes (Benefit)	18,139	2,125	(2,132)	11,546	17,615	2,102	(1,666)	9,053
Energy and Other Taxes	4,348	1,590	1,377	3,454	4,621	1,746	1,416	3,044

Total Expenses	171,079	58,408	58,448	144,665	218,459	62,166	58,492	107,366

Other Income and Expense	233	240	(671)	741	324	358	107	513

Net Income (Loss) Applicable to Common Stock	$25,870	$3,176	$(1,979)	$16,858	$24,978	$3,027	$(2,080)	$13,270

NOTE: Because of the seasonal nature of our business, statements for the 3-month periods are not indicative of the results for a full year.

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  The Company's internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules issued by the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Omitted in accordance with General Instruction I 1(a) and (b) of Form 10-K.

Item 14. Principal Accountant Fees and Services

Fees Paid to Auditors

Deloitte & Touche LLP served as the auditors of SJG and its parent, SJI, during 2010. In accordance with its charter, the Audit Committee pre-approved all services provided by Deloitte & Touche LLP. Audit services performed consisted of the audits of the financial statements and the preparation of various reports based on those audits and services related to filings with the United States Securities and Exchange Commission and New York Stock Exchange.

Audit Fees

The aggregate fees billed for the audit of SJG’s financial statements by Deloitte & Touche LLP totaled $385,000 and $366,000 in fiscal years 2010 and 2009, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.
PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)	Listed below are all financial statements and schedules filed as part of this report:

1 - The financial statements and notes to financial statements together with the report thereon of Deloitte & Touche LLP, February 28, 2011. See Item 8.

2  - Supplementary Financial Information

Report of the Independent Registered Public Accounting Firm on financial statement schedule. See Item 8.

Schedule II - Valuation and Qualifying Accounts. See page 65.

All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

(b)	List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).

Exhibit Number	Description	Reference

(3)(a)	Certificate of Incorporation of South Jersey Gas Company.	Incorporated by reference from Exhibit (3)(a) of Form 10-K filed March 7, 1997.

(3)(b)	Bylaws of South Jersey Gas Company, as amended and restated through November 19, 2010. (filed herewith)

(4)(a)	Form of Stock Certificate for Common Stock.	Incorporated by reference from Exhibit (4)(a) of Form 10 filed March 7, 1997.

(4)(b)(i)	First Mortgage Indenture dated October 1, 1947.	Incorporated by reference from Exhibit (4)(b)(i) of Form 10-K of SJI for 1987 (1-6364).

(4)(b)(ii)	Nineteenth Supplemental Indenture dated as of April 1, 1992.	Incorporated by reference from Exhibit (4)(b)(xvii) of Form 10-K of SJI for 1992 (1-6364).

(4)(b)(iii)	Twenty-First Supplemental Indenture dated as of March 1, 1997.	Incorporated by reference from Exhibit (4)(b)(xviv) of Form 10-K of SJI for 1997 (1-6364).

(4)(b)(iv)	Twenty-Second Supplemental Indenture dated as of October 1, 1998.	Incorporated by reference from Exhibit (4)(b)(ix) of Form S-3 (333-62019).

(4)(b)(v)	Twenty-Third Supplemental Indenture dated as of September 1, 2002.	Incorporated by reference from Exhibit (4)(b)(x) of Form S-3 (333-98411).

(4)(b)(vi)	Twenty-Fourth Supplemental Indenture dated as of September 1, 2005.	Incorporated by reference from Exhibit (4)(b)(vi) of Form S-3 (333-126822).

(4)(b)(vii)	Amendment to Twenty-Fourth Supplemental Indenture dated as of March 31, 2006.	Incorporated by reference from Exhibit 4 of Form 8-K as filed April 26, 2006.

(4)(b)(viii)	Loan Agreement by and between New Jersey Economic Development Authority as SJG dated April 1, 2006.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG as filed April 26, 2006.

(4)(c)(i)	Medium Term Note Indenture of Trust dated October 1, 1998.	Incorporated by reference from Exhibit (4)(e) of Form S-3 (333-62019).

(4)(c)(ii)	First Supplement to Indenture of Trust dated as of June 29, 2000.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated July, 12, 2001.

(4)(c)(iii)	Second Supplement to Indenture of Trust dated as of July 5, 2000.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated July, 12, 2001.

(4)(c)(iv)	Third Supplement to Indenture of Trust dated as of July 9, 2001.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated July, 12, 2001.

(4)(c)(v)	Fourth Supplement to Indenture of Trust dated as of February 26, 2010.	Incorporated by reference from Exhibit 4.1 Form 8K dated March 5, 2010.

Exhibit Number	Description	Reference

(10)(a)(i)	Gas storage agreement (GSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(d) of Form 10-K of SJI for 1993 (1-6364).

(10)(a)(ii)	Gas storage agreement (LG-A) between South Jersey Gas Company and Transco dated June 3, 1974.	Incorporated by reference from Exhibit (5)(f) of Form S-& (2-56233).

(10)(a)(iii)	Gas storage agreement (LSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(i) of Form 10-K for 1993 (1-6364).

(10)(a)(iv)	Gas storage agreement (SS-1) between South Jersey Gas Company and Transco dated May 10, 1987 (effective April 1, 1988).	Incorporated by reference from Exhibit (10)(i)(a) of Form 10-K for 1988 (1-6364).

(10)(b)(i)	Gas storage agreement (SS-2) between South Jersey Gas Company and Transco dated July 25, 1990.	Incorporated by reference from Exhibit (10)(i)(i) of Form 10-K for 1991 (1-6364).

(10)(b)(ii)	Amendment to gas transportation agreement dated December 20, 1991 between South Jersey Gas Company and Transco dated October 5, 1993.	Incorporated by reference from Exhibit (10)(i)(k) of Form 10-K for 1993 (1-6364).

(10)(b)(iii)	CNJEP Service agreement between South Jersey Gas Company and Transco dated June 27, 2005.	Incorporated by reference from Exhibit (10)(i)(l) of Form 10-K for 2005 (1-6364).

(10)(c)(i)	FTS Service Agreement No. 38099 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(n) of Form 10-K for 1993 (1-6364).

(10)(c)(ii)	NTS Service Agreement No. 39305 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(o) of Form 10-K for 1993 (1-6364).

(10)(c)(iii)	FSS Service Agreement No. 38130 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(p) of Form 10-K for 1993 (1-6364).

(10)(d)(i)	SST Service Agreement No. 38086 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(q) of Form 10-K for 1993 (1-6364).

Exhibit Number	Description	Reference

(10)(h)(i)*
Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994.
Incorporated by reference from Exhibit (10)(l) of Form 10-K of SJI for 1994 (1-6364).

(10)(h)(ii)*	Schedule of Deferred Compensation Agreements.	Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K of SJI for 1997 (1-6364).

(10)(h)(iii)*	Supplemental Executive Retirement Program, as amended and restated effective January 1, 2009, and Form of Agreement between certain South Jersey Industries, Inc. or subsidiary Company officers.	Incorporated by reference from Exhibit (10)(f)(ii) of Form 10-K of SJI for 2009 (1-6364).

(10)(h)(iv)*	Form of Officer Employment Agreement between certain officers and either South Jersey Industries, Inc. or its subsidiaries.	Incorporated by reference from Exhibit (10)(e)(iii) of Form 10-K of SJI for 2008 (1-6364).

(10)(h)(v)*	Schedule of Officer Employment Agreements.	Incorporated by reference from Exhibit (10)(e)(iv) of Form 10-K of SJI for 2010.

(10)(h)(vi)*	Officer Severance Benefit Program for all officers.	Incorporated by reference from Exhibit (10)(l)(g) of Form 10-K of SJI for 1985 (1-6364).

(10)(i)(i)	Five-year Revolving Credit Agreement for SJG.	Incorporated by reference from Exhibit 10.1 of Form 10-Q of SJI as filed on November 8, 2010.

(10)(i)(ii)	Loan Agreement between Toronto Dominion (New York) LLC and SJG dated December 15, 2008.	Incorporated by reference from Exhibit (10)(i)(ii)of Form 10-K for 2008.

(10)(i)(iii)	Amendment No. 1 dated December 14, 2009 to the Loan Agreement between Toronto Dominion (New York) LLC and SJG.	Incorporated by reference from Exhibit (10)(g)(v)of Form 10K of SJI for 2009.

(10)(i)(iv)	Amendment No. 2 dated August 31, 2010 to the Loan Agreement between Toronto Dominion (New York) LLC and SJG.	Incorporated by reference from Exhibit (10)(g)(viii) of Form 10-K of SJI for 2010.

(10)(i)(v)	Note Purchase Agreement dated as of March 1, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K dated March 5, 2010.

(10)(i)(vi)	Note Purchase Agreement dated as of December 30, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K dated January 5, 2011.

(12)	Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).

(14)	Code of Ethics	Incorporated by reference from Exhibit (14) of Form 10-K of SJI as filed for 2007.

(21)	Subsidiaries of the Registrant (filed herewith).

(23)	Independent Registered Public Accounting Firm’s Consent (filed herewith).

Exhibit Number	Description	Reference

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Constitutes a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH JERSEY GAS COMPANY

Date: February 28, 2011	BY:	/s/ David A. Kindlick
David A. Kindlick, Senior Vice President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Graham	Chairman of the Board, President & Chief Executive Officer	February 28, 2011
(Edward J. Graham)	(Principal Executive Officer)

/s/ David A. Kindlick	Senior Vice President & Chief Financial Officer	February 28, 2011
(David A. Kindlick)	(Principal Financial and Accounting Officer)

/s/ Gina Merritt-Epps	Corporate Counsel & Secretary	February 28, 2011
(Gina Merritt-Epps)

/s/ Shirli M. Billings	Director	February 28, 2011
(Shirli M. Billings)

/s/ Thomas A. Bracken	Director	February 28, 2011
(Thomas A. Bracken)

/s/ Victor Fortkiewicz	Director	February 28, 2011
(Victor Fortkiewicz)

/s/ Sheila Hartnett-Devlin	Director	February 28, 2011
(Sheila Hartnett-Devlin)

/s/ William J. Hughes	Director	February 28, 2011
(William J. Hughes)

SOUTH JERSEY GAS COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Col. A	Col. B	Col. C		Col. D	Col. E

		Additions

Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions - Describe (b)	Balance at End of Period

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2010	$3,915	$3,741	$(217)	$2,862	$4,577

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2009	$3,628	$2,418	$594	$2,725	$3,915

Provision for Uncollectible
Accounts for the Year Ended
December 31, 2008	$3,265	$2,281	$279	$2,197	$3,628

(a) Recoveries of accounts previously written off and minor adjustments.

(b) Uncollectible accounts written off.