Form 10-Q
period 2011-03-31
SOUTH JERSEY GAS CO/NEW
filed 2011-05-09
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 2, 2011 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2011	2010

Operating Revenues	$180,323	$196,716

Operating Expenses:
Cost of Sales (Excluding depreciation)	88,574	116,875
Operations	18,273	17,807
Maintenance	3,009	2,816
Depreciation	7,460	7,079
Energy and Other Taxes	4,514	4,348

Total Operating Expenses	121,830	148,925

Operating Income	58,493	47,791

Other Income and Expense	878	233

Interest Charges	(5,029)	(4,015)

Income Before Income Taxes	54,342	44,009

Income Taxes	(22,046)	(18,139)

Net Income	$32,296	$25,870

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2011	2010

Net Income	$32,296	$25,870

Other Comprehensive (Loss) Gain - Net of Tax:

Unrealized (Loss) Gain on Available-for-Sale Securities	(154)	144
Unrealized Gain on Derivatives - Other	7	7

Other Comprehensive (Loss) Gain - Net of Tax *	(147)	151

Comprehensive Income	$32,149	$26,021

* Determined using a combined statutory tax rate of 41% .

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2011	2010

Net Cash Provided by Operating Activities	$64,707	$72,204

Cash Flows from Investing Activities:
Capital Expenditures	(25,605)	(37,414)
Purchase of Restricted Investments in Margin Accounts	(211)	-
Investment in Long-Term Receivables	(1,492)	(910)
Proceeds from Long-Term Receivables	1,691	609

Net Cash Used in Investing Activities	(25,617)	(37,715)

Cash Flows from Financing Activities:
Net Repayments of Lines of Credit	(38,650)	(47,400)
Proceeds from Issuance of Long-Term Debt	-	15,000
Payments for Issuance of Long-Term Debt	(10)	(559)

Net Cash Used in Financing Activities	(38,660)	(32,959)

Net Increase in Cash and Cash Equivalents	430	1,530
Cash and Cash Equivalents at Beginning of Period	2,030	1,993

Cash and Cash Equivalents at End of Period	$2,460	$3,523

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31,	December 31,
	2011	2010
Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,403,985	$1,384,797
Accumulated Depreciation	(344,365)	(337,993)

Property, Plant and Equipment - Net	1,059,620	1,046,804

Investments:
Available-for-Sale Securities	7,015	6,700
Restricted Investments	4,512	4,301

Total Investments	11,527	11,001

Current Assets:
Cash and Cash Equivalents	2,460	2,030
Accounts Receivable	74,112	37,619
Accounts Receivable - Related Parties	3,700	4,885
Unbilled Revenues	35,167	58,197
Provision for Uncollectibles	(3,823)	(4,577)
Natural Gas in Storage, average cost	6,010	20,109
Materials and Supplies, average cost	2,764	2,511
Prepaid Taxes	-	15,907
Derivatives - Energy Related Assets	2,488	5,864
Other Prepayments and Current Assets	2,470	2,353

Total Current Assets	125,348	144,898

Regulatory and Other Noncurrent Assets:
Regulatory Assets	239,436	248,413
Unamortized Debt Issuance Costs	6,539	6,718
Long-Term Receivables	7,402	7,285
Derivatives - Energy Related Assets	195	1,005
Other	2,415	2,511

Total Regulatory and Other Noncurrent Assets	255,987	265,932

Total Assets	$1,452,482	$1,468,635

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	March 31,	December 31,
	2011	2010

Capitalization and Liabilities

Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	200,841	200,841
Accumulated Other Comprehensive Loss	(9,267)	(9,120)
Retained Earnings	261,612	229,316

Total Common Equity	459,034	426,885

Long-Term Debt	340,000	340,000

Total Capitalization	799,034	766,885

Current Liabilities:
Notes Payable	20,250	58,900
Current Portion of Long-Term Debt	50,000	50,000
Accounts Payable - Commodity	17,655	26,915
Accounts Payable - Other	20,613	19,628
Accounts Payable - Related Parties	9,476	10,830
Derivatives - Energy Related Liabilities	5,796	11,406
Deferred Income Taxes - Net	3,721	4,982
Customer Deposits and Credit Balances	10,150	10,525
Environmental Remediation Costs	19,697	25,662
Taxes Accrued	13,191	1,915
Pension Benefits	1,182	1,182
Interest Accrued	5,110	7,011
Other Current Liabilities	3,962	5,156

Total Current Liabilities	180,803	234,112

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	61,146	69,248
Deferred Income Taxes - Net	250,809	239,648
Environmental Remediation Costs	63,248	61,731
Asset Retirement Obligations	28,214	27,925
Pension and Other Postretirement Benefits	61,178	59,754
Investment Tax Credits	1,132	1,207
Derivatives - Energy Related Liabilities	134	430
Derivatives - Other	2,630	3,150
Other	4,154	4,545

Total Regulatory and Other Noncurrent Liabilities	472,645	467,638

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,452,482	$1,468,635

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE ENTITY - South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of South Jersey Gas Company (SJG), a regulated natural gas utility. SJG distributes natural gas in the seven southern most counties of New Jersey. In our opinion, the condensed financial statements reflect all normal and recurring adjustments needed to fairly present our financial position and operating results at the dates and for the periods presented. SJG’s business is subject to seasonal fluctuations and accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. As permitted by the rules and regulations of the Securities and Exchange Commission, the accompanying condensed financial statements contain certain condensed financial information and exclude certain note disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These condensed financial statements should be read in conjunction with SJG’s 2010 Form 10-K for a more complete discussion of our accounting policies and certain other information.

REVENUE BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both revenues and cost of sales, and totaled $3.9 million and $3.8 million for the three months ended March 31, 2011 and 2010, respectively.

NEW ACCOUNTING PRONOUNCEMENTS — No new accounting pronouncement issued or effective during 2011 and 2010 had, or is expected to have, a material impact on the condensed financial statements.

2.	STOCK-BASED COMPENSATION PLANS:

The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at March 31, 2011, and the assumptions used to estimate the fair value of the awards:

Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate

Jan. 2009	8,318	$39.350	28.6%	1.20%
Jan. 2010	10,024	$39.020	29.0%	1.65%
Jan. 2011	7,544	$50.940	27.5%	1.01%

Expected volatility is based on the actual volatility of SJI’s share price over the preceding 3-year period as of the valuation date. The risk-free interest rate is based on the zero-coupon U.S. Treasury Bond, with a term equal to the 3-year term of the restricted shares. As notional dividend equivalents are credited to the holders, which are reinvested during the 3-year service period, no reduction to the fair value of the award is required.

The cost for restricted stock awards during 2011 and 2010 is approximately $0.1 million per quarter.

As of March 31, 2011, there was $0.7 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes information regarding restricted stock award activity during the three months ended March 31, 2011, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2011	18,342	$39.170

Granted	7,544	$50.940

Nonvested Shares Outstanding, March 31, 2011	25,886	$42.600

During March 2011, SJG awarded 15,186 shares that had vested at December 31, 2010, to its officers at a market value of $0.8 million. During March 2010, SJG awarded 14,400 shares at a market value of $0.5 million. SJG has a policy of making cash payments to SJI to satisfy its obligations under this plan. Cash payments to SJI during both the three months ended March 31, 2011 and 2010 were approximately $0.3 million relating to stock awards. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

3.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU).   The Company made a filing with the BPU in October 2010 requesting an extension of the Capital Investment Recovery Tracker (CIRT).  The BPU approved the extension on March 29, 2011, allowing the Company to accelerate an additional $60.3 million of capital spending into 2011 and 2012.  Under the CIRT, the Company will earn a return of, and return on, investment as the capital is spent.

On March 29, 2011, SJG credited the accounts of our Basic Gas Supply Service (BGSS) customers with refunds totaling $21.1 million due to gas costs that were lower than projected during the winter season.  There have been no other significant regulatory actions or changes to SJG’s rate structure since December 31, 2010.  See Note 3 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2010.

4.	REGULATORY ASSETS AND LIABILITIES:

There have been no significant changes to the nature of SJG’s regulatory assets and liabilities since December 31, 2010, which are described in Notes 3 and 4 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2010.

Regulatory Assets consisted of the following items (in thousands):

	March 31,	December 31,
	2011	2010
Environmental Remediation Costs:
Expended - Net	$40,818	$39,056
Liability for Future Expenditures	82,945	87,393
Income Taxes - Flowthrough Depreciation	529	774
Deferred Asset Retirement Obligation Costs	24,485	24,247
Deferred Pension and Other Postretirement Benefit Costs	68,922	69,017
Conservation Incentive Program Receivable	4,416	12,291
Societal Benefit Costs Receivable	5,199	4,216
Premium for Early Retirement of Debt	659	699
Other Regulatory Assets	11,463	10,720

Total Regulatory Assets	$239,436	$248,413

Regulatory Liabilities consisted of the following items (in thousands):

	March 31,	December 31,
	2011	2010
Excess Plant Removal Costs	$48,170	$48,409
Deferred Revenues - Net	9,591	20,179
Other Regulatory Liabilities	3,385	660

Total Regulatory Liabilities	$61,146	$69,248

DEFERRED REVENUES – NET – Over/under collections of gas costs are monitored through SJG’s BGSS mechanism.  Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability.  Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval.  The BGSS decreased from a $20.2 million regulatory liability at December 31, 2010 to a $9.6 million regulatory liability at March 31, 2011 primarily due to the BGSS refund to customers discussed above in Note 3, partially offset by gas costs recovered from customers exceeding the actual cost of the commodity incurred during the first three months of 2011 as a result of natural gas prices remaining at very low levels.

5.	RELATED PARTY TRANSACTIONS:

There have been no significant changes in the nature of SJG’s related party transactions since December 31, 2010. See Note 5 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2010 for a detailed description of such transactions.

A summary of related party transactions, excluding pass-through items, included in Operating Revenues were as follows, (in thousands):

	Three Months Ended March 31,
	2011	2010
Operating Revenues/Affiliates:
SJRG	$5,875	$563
Other	317	127
Total Operating Revenues/Affiliates	$6,192	$690

Related party transactions, excluding pass-through items, included in Operating Expenses were as follows, (in thousands):

	Three Months Ended March 31,
	2011	2010
Costs of Sales/Affiliates (Excluding depreciation):
SJRG	$5,244	$14,582
Energy-Related Derivative Losses *
SJRG	$4,601	$4,047

* Contracts used to hedge natural gas purchases. Included in Cost of Sales on the Condensed Statement of Income.

Operations Expense/Affiliates
SJI	$2,496	$1,928
SJIS	1,142	1,503
Millennium	731	688
Other	(97)	(54)
Total Operations Expense/Affiliates	$4,272	$4,065

6.	FINANCIAL INSTRUMENTS:

Restricted Investments - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of both March 31, 2011 and December 31, 2010, the escrowed proceeds, including interest earned, totaled $0.1 million. The carrying amounts of the Restricted Investments approximate their fair value at March 31, 2011 and December 31, 2010. Beginning in the third quarter of 2010, SJG established a margin account with SJRG in conjunction with SJG's risk management activities as detailed in Note 11. The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with SJRG changes. As of March 31, 2011 and December 31, 2010, the balance held with SJRG totaled $4.4 million and $4.2 million, respectively.

Long-Term Receivables – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $10.6 million and $10.4 million as of March 31, 2011 and December 31, 2010, respectively.  The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the balance sheet.  The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.2 million as of both March 31, 2011 and December 31, 2010.  The annual amortization to interest is not material to SJG’s financial statements.  The carrying amounts of these receivables approximate their fair value at March 31, 2011 and December 31, 2010.

Long-Term Debt – SJG did not issue any long-term debt during the first three months of 2011.  During the first three months of 2010, SJG issued $15.0 million aggregate principal amount of its Medium Term Notes in a private placement due 2026.  As of both March 31, 2011 and December 31, 2010, $35.0 million remained available under this $150.0 million Medium Term Note program that was approved by the BPU in September 2009.

The estimated fair values of SJG’s long-term debt, including current maturities, as of March 31, 2011 and December 31, 2010, were $449.0 million and $455.5 million, respectively. We based the estimates on interest rates available to SJG at the end of each period for debt with similar terms and maturities. Carrying amounts as of both March 31, 2011 and December 31, 2010, were $390.0 million. We retire debt when it is cost effective as permitted by the debt agreements.  Our long-term debt agreements contain no financial covenants.

7.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of March 31, 2011 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date

Revolving Credit Facility	$100,000	$14,550	$85,450	August 2011 (A)
Line of Credit	40,000	—	40,000	August 2011 (A)
Uncommitted Bank Lines	40,000	5,700	34,300	Various

Total	$180,000	$20,250	$159,750

(A)   See Note 12

Average borrowings outstanding under these credit facilities during the three months ended March 31, 2011 and 2010 was $38.6 million and $87.8 million, respectively.  The maximum amount outstanding under these credit facilities during the three months ended March 31, 2011 and 2010 was $61.8 million and $112.5 million, respectively.

All committed facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis.  SJG was in compliance with these covenants as of March 31, 2011.  Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our business’ future liquidity needs. Borrowings under these credit facilities are at market rates.  The weighted average borrowing cost, which changes daily, was 0.76% and 0.87% at March 31, 2011 and 2010, respectively.

8.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three months ended March 31, 2011 and 2010, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Service Cost	$785	$662	$215	$199
Interest Cost	1,826	1,744	619	686
Expected Return on Plan Assets	(1,815)	(1,498)	(446)	(338)
Amortizations:
Prior Service Cost (Credits)	52	47	(71)	(74)
Actuarial Loss	1,009	1,062	312	382
Net Periodic Benefit Cost	1,857	2,017	629	855
Capitalized Benefit Costs	(910)	(988)	(308)	(419)
Total Net Periodic Benefit Expense	$947	$1,029	$321	$436

Capitalized benefit costs reflected in the table above relate to our construction program.

No contributions were made to the pension plans during the three-month periods ending March 31, 2011 and 2010. We expect to make no contributions to our pension plans in 2011; however, changes in future investment performance and discount rates may ultimately result in a contribution.  We also have a regulatory obligation to contribute approximately $3.6 million annually to our other postretirement benefit plans’ trusts, less costs incurred directly by us.

See Note 11 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2010 for additional information related to SJG’s pension and other postretirement benefits.

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

ENVIRONMENTAL REMEDIATION COSTS - SJG incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. There have been no changes to the status of SJG’s environmental remediation efforts since December 31, 2010, as described in Note 12 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2010.

GAS SUPPLY RELATED CONTRACTS - In the normal course of conducting business, we have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest that any of these contracts expire is October 2012. The transportation and storage service agreements between us and our interstate pipeline suppliers were made under FERC approved tariffs. Our cumulative obligation for demand charges and reservation fees paid to suppliers for these services is approximately $3.6 million per month and is recovered on a current basis through the BGSS.

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

COLLECTIVE BARGAINING AGREEMENTS - Unionized personnel represent approximately 65% of our workforce at March 31, 2011. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (IBEW) that operates under a collective bargaining agreement that runs through February 2013, with the option to extend until February 2014 at the union’s election, and the International Association of Machinists and Aerospace Workers (IAM) that operates under a collective bargaining agreement that runs through  August 2014.

10.	FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:

GAAP establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.  The levels of the hierarchy are described below:

●	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

●
Level 2:  Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

●	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy.

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of March 31, 2011
	Total	Level 1	Level 2	Level 3

Assets -

Available-for-Sale Securities (A)	$7,015	$-	$7,015	$-
Derivatives – Energy Related Assets (B)	2,683	1,333	1,350	-
	$9,698	$1,333	$8,365	$-

Liabilities -

Derivatives – Energy Related Liabilities (B)	$5,930	$5,625	$305	$-
Derivatives – Other (C)	2,630	-	2,630	-
	$8,560	$5,625	$2,935	$-

As of December 31, 2010	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$6,700	$6,700	$-	$-
Derivatives – Energy Related Assets (B)	6,869	784	6,085	-
	$13,569	$7,484	$6,085	$-

Liabilities
Derivatives – Energy Related Liabilities (B)	$11,836	$10,614	$1,222	$-
Derivatives – Other (C)	3,150	-	3,150	-
	$14,986	$10,614	$4,372	$-

(A)  Available-for-Sale Securities include securities that are traded in active markets and securities that are not traded publicly.  The securities traded in active markets are valued using the quoted principal market close prices that are provided by the trustees and are categorized in Level 1 in the fair value hierarchy.  The remaining securities consist of funds that are not publicly traded.  These funds, which consist of stocks and bonds that are traded individually in active markets, are valued using quoted prices for similar assets and are categorized in Level 2 in the fair value hierarchy.

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

SJG is involved in buying, selling, transporting and storing natural gas and is subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company, through its affiliate South Jersey Resources Group (SJRG), uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, futures contracts, swap agreements and options contracts. As of March 31, 2011, SJG had outstanding derivative contracts intended to limit the exposure to market risk on 18.1 MMdts of expected future purchases of natural gas. These contracts, which do not qualify for the normal purchase and sale exemption and have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives —Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed balance sheets. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed balance sheets. As of March 31, 2011 and December 31, 2010, SJG had $3.2 million and $5.0 million of unrealized losses, respectively, included in its BGSS related to open financial contracts.

The Company has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives-Other on the condensed balance sheets. The fair value represents the amount SJG would have to pay the counterparty to terminate these contracts as of those dates. There have been no significant changes to the Company’s active interest rate swaps since December 31, 2010 which are described in Note 1 to the Financial Statements in Item 8 of SJG’s Annual Report on Form 10-K as of December 31, 2010. Subject to BPU approval, the market value upon termination of these interest rate derivatives can be recovered in rates and therefore these unrealized losses have been included in Regulatory Assets on the condensed balance sheets.

We previously used derivative transactions known as “Treasury Locks” to hedge against the impact on our cash flows of possible interest rate increases on debt issued in September 2005.  The initial $1.4 million cost of the Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the 30 year life of the associated debt issue.  As of March 31, 2011 and December 31, 2010, the unamortized balance was approximately $1.1 million.

The fair values of all derivative instruments, as reflected in the condensed balance sheets as of March 31, 2011 and December 31, 2010, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	March 31, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:

Derivatives – Energy Related – Current	$2,488	$5,796	$5,864	$11,406

Derivatives – Energy Related – Non-Current	195	134	1,005	430

Interest rate contracts:

Derivatives – Other	-	2,630	-	3,150

Total derivatives not designated as hedging instruments under GAAP	$2,683	$8,560	$6,869	$14,986

The effect of derivative instruments on the condensed statements of income for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships Interest Rate Contracts:	2011	2010

Losses reclassified from accumulated OCI into income (a)	$(12)	$(12)

(a) Included in Interest Charges

Net realized losses associated with SJG’s energy-related financial commodity contracts of $4.6 million and $4.0 million for the three months ended March 31, 2011 and 2010 are not included in the above table.  These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

12.	SUBSEQUENT EVENT:

A new revolving credit facility was established by SJG in May 2011.  The facility is a $200.0 million, four-year facility, provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization to not more than 0.65 to 1.  This facility replaces SJG’s $100.0 million revolving credit facility and $40.0 million committed line of credit, both expiring in August of 2011.

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

OVERVIEW:

Organization - We are an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. We also sell natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transport natural gas purchased directly from producers or suppliers to their customers. We served 349,096 customers at March 31, 2011 compared with 345,350 customers at March 31, 2010.

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

A discussion of these and other risks and uncertainties may be found in SJG’s Form 10-K for the year ended December 31, 2010 and in other filings made by us with the Securities and Exchange Commission. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Quarterly Report on Form 10-Q, or in any document incorporated by reference, at the date of such document. While SJG believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJG undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies - Estimates and Assumptions - Management must make estimates and assumptions that affect the amounts reported in the condensed financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our condensed financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement benefit costs, and revenue recognition. A discussion of these estimates and assumptions may be found in SJG’s Form 10-K for the year ended December 31, 2010.

New Accounting Pronouncements -   No new accounting pronouncement issued or effective during 2011 and 2010 had, or is expected to have, a material impact on the condensed financial statements.

Regulatory Actions – Other than the changes discussed in Note 3 to the condensed financial statements, there have been no significant regulatory actions since December 31, 2010. See detailed discussions concerning Regulatory Actions in Note 3 to the Financial Statements in item 8 of SJG’s Form 10-K for the year ended December 31, 2010.

Environmental Remediation –There have been no significant changes to the status of SJG’s environmental remediation efforts since December 31, 2010. See detailed discussion concerning Environmental Remediation in Note 12 to the Financial Statements in Item 8 of SJG’s Form 10-K for the year ended December 31, 2010.

Competition - See detailed discussion concerning competition in SJG’s Form 10-K for the year ended December 31, 2010.

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The number of customers purchasing their natural gas from marketers was 36,789 and 28,398 at March 31, 2011 and 2010, respectively.

RESULTS OF OPERATIONS:

The following table summarizes the composition of selected gas utility data for the three months ended March 31, (in thousands, except for degree day data):

	Three Months Ended
	March 31,
	2011	2010
Throughput – dth:
Firm Sales -
Residential	11,241	11,431
Commercial	2,795	2,694
Industrial	155	148
Cogeneration & Electric Generation	120	44
Firm Transportation -
Residential	1,253	982
Commercial	2,759	2,641
Industrial	3,445	3,089
Cogeneration & Electric Generation	2,401	2,193
Total Firm Throughput	24,169	23,222

Interruptible Sales	3	3
Interruptible Transportation	692	586
Off-System	1,904	1,116
Capacity Release	10,155	10,189
Total Throughput	36,923	35,116

	Three Months Ended
	March 31,
	2011	2010
Utility Operating Revenues:
Firm Sales -
Residential	$114,852	$137,515
Commercial	26,800	29,623
Industrial	1,720	1,795
Cogeneration & Electric Generation	809	411
Firm Transportation -
Residential	6,550	4,454
Commercial	9,705	8,599
Industrial	4,395	3,976
Cogeneration & Electric Generation	1,742	2,009
Total Firm Revenues	166,573	188,382

Interruptible Sales	54	48
Interruptible Transportation	634	607
Off-System	10,134	6,924
Capacity Release	2,671	518
Other	257	237
Total Utility Operating Revenues	180,323	196,716

Less:
Cost of Sales	88,574	116,875
Conservation Recoveries*	3,255	3,119
RAC Recoveries*	1,591	1,741
EET Recoveries*	509	179
Revenue Taxes	3,873	3,752
Utility Margin	$82,521	$71,050

Margin:
Residential	$58,799	$45,300
Commercial and Industrial	21,327	14,958
Cogeneration and Electric Generation	775	709
Interruptible	48	38
Off-system & Capacity Release	695	309
Other Revenues	256	236
Margin Before Weather Normalization & Decoupling	81,900	61,550
CIRT Mechanism	566	2,024
CIP Mechanism	(26)	7,442
EET Mechanism	81	34
Utility Margin	$82,521	$71,050

Degree Days:	2,495	2,433

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.

Throughput – Total gas throughput increased 1.8 MMdts, or 5.1%, for the three months ended March 31, 2011, compared with the same period in 2010.  This increase was realized in the firm and Off-System Sales (OSS) markets.  Firm throughput increased 0.9 MMdts, or 4.1%, primarily as a result of 2.6% colder weather during the first quarter of 2011, compared with the first quarter of 2010.  In addition, the Company added 3,746 customers over the twelve month period ended March 31, 2011, which represents a growth rate of 1.1%.  OSS increased 0.8 MMdts, or 70.6%, as a result of increased capacity for such sales.  Additional capacity became available during the latter part of 2010 as capacity previously transferred out of SJG under the provisions of the Conservation Incentive Program (CIP) was returned to the utility.

Conservation Incentive Program (CIP) - The effects of the CIP on our net income and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended March 31,
	2011	2010
Net Income Benefit:
CIP – Weather Related	$(0.6)	$0.4
CIP – Usage Related	0.6	4.0
Total Net Income Benefit	$0.0	$4.4

Weather Compared to 20-Year Average	1.6% colder	0.2% colder
Weather Compared to Prior Year	2.6% colder	3.4% warmer

Operating Revenues – Revenues decreased $16.4 million, or 8.3%, during the three months ended March 31, 2011 compared with the same period in the prior year.  Firm sales revenue decreased $21.8 million, or 11.6%, during the first quarter of 2011 versus the first quarter of 2010, as the result of lower natural gas costs experienced during the first quarter of 2011.  The average cost of natural gas purchased during the first quarter of 2011 was $6.45 per dt, representing an 11.1% decrease relative to the average cost of $7.26 per dt during the same period in 2010.

While changes in gas costs and BGSS recoveries may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed under “Margin.”

OSS revenue and capacity release revenue increased $3.2 million and $2.2 million, respectively, during the first quarter of 2011 versus the first quarter of 2010, as both sales volume and capacity release unit prices increased. As previously stated under “Throughput,” this was made possible when additional capacity became available during the latter part of 2010, as capacity previously transferred out of SJG under the CIP was returned to SJG. As reflected in the Margin table above, the impact of the higher OSS did not have a material impact on the earnings of the Company, as SJG is required to share 85% of the profits of such activity with the ratepayers.

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

Total margin increased $11.5 million, or 16.1%, for the three months ended March 31, 2011, compared with the same period in 2010 primarily due to the base rate increase granted in September 2010 and customer additions. Certain revenues previously recovered through the CIRT and the CIP were rolled into base rates resulting in decreased recoveries under these programs in 2011.

Under the CIP, higher customer usage resulting from weather that was 2.6% colder than last year generated pre-tax margin of approximately $1.0 million that offset the margin that would have been lost due to lower non-weather related customer usage.  In the first quarter of 2010, the CIP protected $7.4 million of pre-tax margin that would have been lost due to lower customer usage.  Of this amount, $0.7 million was related to weather variations and $6.7 million was related to other customer usage variations.

Operating Expenses - A summary of changes in operating expenses (in thousands):

Three Months Ended March 31,
2011 vs. 2010

Operations	$466
Maintenance	193
Depreciation	381
Energy and Other Taxes	166

Operations – Operations expense increased $0.5 million for the three months ended March 31, 2011, as compared with the same period in 2010.  The increase is primarily due to increased spending under the New Jersey Clean Energy Program and Energy Efficiency Programs, which experienced a net increase of $0.5 million for the first quarter of 2011 as compared to 2010.  Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period.  SJG also recognized $0.3 million in amortization of previously deferred regulatory expenses, the recovery of which was approved in the Company’s September 2010 rate case settlement.  As a result of this settlement, such cost recognition is offset by a corresponding increase in revenue.  Finally, the Company experienced increases in various other areas including general compensation increases and corporate support, governance and compliance costs, primarily attributable to our parent, SJI.  Partially offsetting the expense increases noted above were lower expenses associated with the reserve for uncollectible customer accounts, which decreased $(0.7) million for the three months ended March 31, 2011 compared with the same period last year.  Changes in the uncollectible reserve are the result of fluctuations in levels of customer account receivable balances, which were lower than one year ago due to a lower BGSS rate in effect, as discussed previously under “Operating Revenues,” and a March 2011 customer refund of $21.1 million.

Maintenance - Maintenance expense increased during the three months ended March 31, 2011, compared with the same period in 2010, primarily due to the BPU-approved amortization and recovery of previously deferred maintenance costs, primarily those associated with a federally mandated pipeline integrity management program.  Such amortizations, which are being recovered through an offsetting amount in revenues beginning in September 2010, totaled $0.3 million during the first quarter of 2011.  Partially offsetting these increases are lower levels of Remediation Adjustment Clause (RAC) amortization.  RAC-related expenses do not affect earnings either, as we recognize an offsetting amount in revenues.

Depreciation - Depreciation expense increased during the three months ended March 31, 2011, as compared with the same period in 2010, due mainly to SJG’s continuing investment in utility plant.

Energy and Other Taxes - Energy and Other Taxes increased during the three months ended March 31, 2011, compared with the same period in 2010, primarily due to higher taxable firm throughput in 2011 resulting from 2.6% colder weather and a 1.1% increase in the number of customers served over the twelve month period ended March 31, 2011.

Other Income and Expense - Other Income and Expense reflects an increase during the three months ended March 31, 2011, compared with the same period in 2010, primarily due to  the sale of certain available-for-sale securities at a gain of $0.6 million.

Interest Charges – Interest Charges increased $1.0 million during the three months ended March 31, 2011, compared with the same period in 2010, due to the issuance of $115.0 million aggregate principal long-term debt issued during 2010 at higher interest rates than the short-term debt previously used to finance our capital program.

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities.  Net cash provided by operating activities totaled $64.7 million and $72.2 million in the first three months of 2011 and 2010, respectively.  Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Higher cash collections of both customer receivable balances and regulatory clauses positively impacted net cash provided by operating activities in the first three months of 2011.  This benefit was offset by higher spending on environmental remediation during the first quarter.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital purchases was $25.6 million and $37.4 million during the first three months of 2011 and 2010, respectively.   We estimate the net cash outflows for construction projects for fiscal years 2011, 2012 and 2013 to be approximately $121.1 million, $73.8 million and $56.0 million, respectively.  For capital expenditures, including those under the CIRT, SJG will use short-term borrowings under lines of credit from commercial banks to finance capital expenditures as incurred.  From time to time, the Company will refinance the short-term debt incurred to support capital expenditures with long-term debt.

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

Credit facilities and available liquidity as of March 31, 2011 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date

Revolving Credit Facility	$100,000	$14,550	$85,450	August 2011 (A)
Line of Credit	40,000	—	40,000	August 2011 (A)
Uncommitted Bank Lines	40,000	5,700	34,300	Various

Total	$180,000	$20,250	$159,750

(A)           See Note 12 to the condensed financial statements.

Average borrowings outstanding under these credit facilities during the three months ended March 31, 2011 and 2010 was $38.6 million and $87.8 million, respectively.  The maximum amount outstanding under these credit facilities during the three months ended March 31, 2011 and 2010 was $61.8 million and $112.5 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our future liquidity needs.

SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance our long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. In March 2010, SJG issued $15.0 million aggregate principal amount of its MTNs under private placements.  No other long-term debt was issued during the first three months of 2011 or 2010.

SJG’s capital structure was as follows:

	As of March 31, 2011	As of December 31, 2010

Common Equity	52.8%	48.8%
Long-Term Debt	44.9	44.5
Short-Term Debt	2.3	6.7

Total	100.0%	100.0%

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for capital expenditures for the first three months of 2011 amounted to $25.6 million. Management estimates net cash outflows for construction projects for 2011, 2012 and 2013, to be approximately $121.1 million, $73.8 million and $56.0 million, respectively.  Costs for remediation projects, net of insurance reimbursements, for the first three months of 2011 amounted to net cash outflows of $3.4 million.  Total cash outflows for remediation projects are expected to be $18.2 million, $11.4 million and $8.9 million for 2011, 2012, and 2013, respectively.  As discussed in Notes 4 and 12 to the Financial Statements in Item 8 of SJG’s 10-K as of December 31, 2010, environmental remediation costs are subject to recovery from insurance carriers and ratepayers.

SJG provided a $25.2 million letter of credit, outside of the revolving credit facility, to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG's natural gas distribution system.  This letter of credit expires in August 2011.

SJG has certain commitments for both pipeline capacity and gas supply for which it pays fees regardless of usage. Those commitments as of March 31, 2011, average $43.3 million annually and total $175.2 million over the contracts’ lives.  Approximately 20% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

Contractual Cash Obligations –   Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2010.  There were no significant changes to SJG’s contractual cash obligation in 2011.

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

Ratio of Earnings to Fixed Charges - Our ratio of earnings to fixed charges for each of the periods indicated is as follows:

Twelve Months Ended Mar. 31,	Year Ended December 31,
2011	2010	2009	2008	2007	2006

5.4x	5.1x	4.9x	4.4x	4.1x	3.7x

The ratio of earnings to fixed charges represents, on a pre-tax basis, the number of times earnings covers fixed charges. Earnings consist of net income, to which has been added fixed charges and taxes. Fixed charges consist of interest charges (rentals are not material).

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

We transact commodities on a physical basis and typically do not enter into financial derivative positions directly. South Jersey Resources Group, LLC (SJRG), an affiliate by common ownership, manages our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts through SJRG to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. It is management’s policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. The majority of our contracts are typically less than 12-months long. The fair value and maturity of all these energy trading and hedging contracts determined using mark-to-market accounting as of March 31, 2011 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total

Prices Actively Quoted (NYMEX)	$1,138	$195	$1,333

Prices Provided by Other	1,350	-	1,350

Total	$2,488	$195	$2,683

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total

Prices Actively Quoted (NYMEX)	$5,491	$134	$5,625

Prices Provided by Other External Sources (Basis)	305	-	305

Total	$5,796	$134	$5,930

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location.  Contracted volumes of our NYMEX contracts are 11.8 MMDth with a weighted-average settlement price of $4.99 per dth.  Contracted volumes of our Basis contracts are 6.3 MMDth with a weighted average settlement price of $0.36 per dth.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2011	$(4,967)
Contracts Settled During the Three Months ended March 31, 2011, Net	1,349
Other Changes in Fair Value from Continuing and New Contracts, Net	371
Net Derivatives — Energy Related Liability, March 31, 2011	$(3,247)

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at March 31, 2011, was $20.3 million and averaged $38.6 million during the first three months of 2011. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $0.2 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2010 – 5 b.p. increase; 2009 – 29 b.p. decrease; 2008 - 317 b.p. decrease; 2007 - 36 b.p. decrease; and 2006 - 72 b.p. increase.  As of March 31, 2011, our average borrowing cost, which changes daily, was 0.76%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of March 31, 2011, the interest costs on all of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative.  Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of March 31, 2011, SJG’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type
$12,500,000	3.430%	12/01/2006	02/01/2036	Tax-exempt
$12,500,000	3.430%	12/01/2006	02/01/2036	Tax-exempt

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. Based on that evaluation, SJG’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 22.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed in Part I, Item 1A of SJG’s Annual Report on Form 10-K for the year ended December 31, 2010:

Item 6. Exhibits

(a)           Exhibits

Exhibit No.	Description

3(b)	Bylaws of South Jersey Gas Company, as amended and restated through April 28, 2011 (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

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

SOUTH JERSEY GAS COMPANY
(Registrant)

Dated: May 9, 2011	By:	/s/ Edward J. Graham
Edward J. Graham
President & Chief Executive Officer

Dated: May 9, 2011	By:	/s/ David A. Kindlick
David A. Kindlick
Senior Vice President & Chief Financial Officer