Form 10-Q
period 2011-06-30
SOUTH JERSEY GAS Co
filed 2011-08-08
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of August 1, 2011 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,
	2011	2010

Operating Revenues	$65,187	$61,344

Operating Expenses:
Cost of Sales (Excluding depreciation)	28,259	23,941
Operations	17,403	16,485
Maintenance	3,215	2,785
Depreciation	7,523	7,319
Energy and Other Taxes	1,722	1,590

Total Operating Expenses	58,122	52,120

Operating Income	7,065	9,224

Other Income and Expense	515	240

Interest Charges	(4,895)	(4,163)

Income Before Income Taxes	2,685	5,301

Income Taxes	(1,065)	(2,125)

Net Income	$1,620	$3,176

The accompanying notes are an integral part of the unaudited condensed financial statements.

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,
	2011	2010

Operating Revenues	$245,510	$258,060

Operating Expenses:
Cost of Sales (Excluding depreciation)	116,833	140,816
Operations	35,676	34,292
Maintenance	6,224	5,601
Depreciation	14,983	14,398
Energy and Other Taxes	6,236	5,938

Total Operating Expenses	179,952	201,045

Operating Income	65,558	57,015

Other Income and Expense	1,393	473

Interest Charges	(9,924)	(8,178)

Income Before Income Taxes	57,027	49,310

Income Taxes	(23,111)	(20,264)

Net Income	$33,916	$29,046

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended June 30,
	2011	2010

Net Income	$1,620	$3,176

Other Comprehensive Gain (Loss) - Net of Tax:

Unrealized Gain (Loss) on Available-for-Sale Securities	50	(265)
Unrealized Gain on Derivatives - Other	7	7

Other Comprehensive Gain (Loss) - Net of Tax *	57	(258)

Comprehensive Income	$1,677	$2,918

	Six Months Ended June 30,
	2011	2010

Net Income	$33,916	$29,046

Other Comprehensive Loss - Net of Tax:

Unrealized Loss on Available-for-Sale Securities	(103)	(121)
Unrealized Gain on Derivatives - Other	14	14

Other Comprehensive Loss - Net of Tax *	(89)	(107)

Comprehensive Income	$33,827	$28,939

* Determined using a combined statutory tax rate of 41% .

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30,
	2011	2010

Net Cash Provided by Operating Activities	$51,301	$63,574

Cash Flows from Investing Activities:
Capital Expenditures	(55,611)	(66,206)
Net Proceeds from Sale of Restricted Investments in Margin Accounts	994	-
Investment in Long-Term Receivables	(2,390)	(1,529)
Proceeds from Long-Term Receivables	2,418	1,047

Net Cash Used in Investing Activities	(54,589)	(66,688)

Cash Flows from Financing Activities:
Net Borrowing from (Repayment of) Lines of Credit	1,600	(53,900)
Proceeds from Issuance of Long-Term Debt	-	60,000
Payments for Issuance of Long-Term Debt	(28)	(623)
Dividend on Common Stock	-	(2,500)

Net Cash Provided in Financing Activities	1,572	2,977

Net Decrease in Cash and Cash Equivalents	(1,716)	(137)
Cash and Cash Equivalents at Beginning of Period	2,030	1,993

Cash and Cash Equivalents at End of Period	$314	$1,856

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2011	December 31, 2010
Assets

Property, Plant and Equipment:
Utility Plant, at original cost	$1,437,113	$1,384,797
Accumulated Depreciation	(346,603)	(337,993)

Property, Plant and Equipment - Net	1,090,510	1,046,804

Investments:
Available-for-Sale Securities	7,096	6,700
Restricted Investments	3,308	4,301

Total Investments	10,404	11,001

Current Assets:
Cash and Cash Equivalents	314	2,030
Accounts Receivable	71,132	37,619
Accounts Receivable - Related Parties	1,399	4,885
Unbilled Revenues	10,620	58,197
Provision for Uncollectibles	(4,545)	(4,577)
Natural Gas in Storage, average cost	20,533	20,109
Materials and Supplies, average cost	2,644	2,511
Prepaid Taxes	24,860	15,907
Derivatives - Energy Related Assets	1,858	5,864
Other Prepayments and Current Assets	4,284	2,353

Total Current Assets	133,099	144,898

Regulatory and Other Noncurrent Assets:
Regulatory Assets	241,754	248,413
Unamortized Debt Issuance Costs	6,426	6,718
Long-Term Receivables	7,250	7,285
Derivatives - Energy Related Assets	119	1,005
Other	2,643	2,511

Total Regulatory and Other Noncurrent Assets	258,192	265,932

Total Assets	$1,492,205	$1,468,635

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	June 30, 2011	December 31, 2010

Capitalization and Liabilities

Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	200,841	200,841
Accumulated Other Comprehensive Loss	(9,209)	(9,120)
Retained Earnings	263,232	229,316

Total Common Equity	460,712	426,885

Long-Term Debt	365,000	340,000

Total Capitalization	825,712	766,885

Current Liabilities:
Notes Payable	60,500	58,900
Current Portion of Long-Term Debt	25,000	50,000
Accounts Payable - Commodity	9,599	26,915
Accounts Payable - Other	24,616	19,628
Accounts Payable - Related Parties	9,315	10,830
Derivatives - Energy Related Liabilities	4,526	11,406
Deferred Income Taxes - Net	1,378	4,982
Customer Deposits and Credit Balances	18,469	10,525
Environmental Remediation Costs	19,384	25,662
Taxes Accrued	1,870	1,915
Pension Benefits	1,182	1,182
Interest Accrued	6,943	7,011
Other Current Liabilities	3,502	5,156

Total Current Liabilities	186,284	234,112

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	56,069	69,248
Deferred Income Taxes - Net	261,743	239,648
Environmental Remediation Costs	62,865	61,731
Asset Retirement Obligations	28,285	27,925
Pension and Other Postretirement Benefits	62,593	59,754
Investment Tax Credits	1,056	1,207
Derivatives - Energy Related Liabilities	185	430
Derivatives - Other	3,261	3,150
Other	4,152	4,545

Total Regulatory and Other Noncurrent Liabilities	480,209	467,638

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,492,205	$1,468,635

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

REVENUE BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both revenues and cost of sales, and totaled $1.2 million and $1.1 million for the three months ended June 30, 2011 and 2010, and $5.0 million and $4.8 million for the six months ended June 30, 2011 and 2010, respectively.

NEW ACCOUNTING PRONOUNCEMENTS — Other than as described below, no new accounting pronouncement issued or effective during 2010 and 2011 had, or is expected to have, a material impact on the condensed financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Management is currently evaluating the impact that the adoption of this guidance will have on the Company’s financial statements.

2.	STOCK-BASED COMPENSATION PLANS:

The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at June 30, 2011, and the assumptions used to estimate the fair value of the awards:

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

As of June 30, 2011, there was $0.6 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes information regarding restricted stock award activity during the six months ended June 30, 2011, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2011	18,342	$39.170

Granted	7,544	$50.940

Nonvested Shares Outstanding, June 30, 2011	25,886	$42.600

During the six months ended June 30, 2011, SJG awarded 15,186 shares that had vested at December 31, 2010, to its officers at a market value of $0.8 million. During the six months ended June 2010, SJG awarded 14,400 shares at a market value of $0.5 million. SJG has a policy of making cash payments to SJI to satisfy its obligations under this plan. Cash payments to SJI during both the six months ended June 30, 2011 and 2010 were approximately $0.3 million relating to stock awards. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

3.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU).   The Company made a filing with the BPU in October 2010 requesting an extension of the Capital Investment Recovery Tracker (CIRT II).  The BPU approved a CIRT II program in March 2011, allowing the Company to accelerate an additional $60.3 million of capital spending into 2011 and 2012.  Under CIRT II, the Company capitalizes our return on CIRT II investments until they are recovered in rate base as utility plant in service.  On June 1, 2011 the Company filed a petition with the BPU requesting recovery of CIRT II investments through a 0.5% increase in base rates effective on October 1, 2011.  This petition is currently pending.

On March 29, 2011, SJG credited the accounts of our Basic Gas Supply Service (BGSS) customers with refunds totaling $21.1 million due to actual gas costs being lower than projected.

On June 1, 2011, the Company filed its annual BGSS clause and Conservation Incentive Program (CIP) filings with the BPU.  These petitions request a 2.9% reduction in rates for the BGSS and a 2.5% reduction in rates for the CIP, both commencing on October 1, 2011.  Also on June 1, 2011, the Company filed its annual Energy Efficiency Tracker (EET) petition, requesting a 0.5% increase.  These petitions are currently pending.

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

Regulatory Assets consisted of the following items (in thousands):

	June 30, 2011	December 31, 2010
Environmental Remediation Costs:
Expended - Net	$43,817	$39,056
Liability for Future Expenditures	82,249	87,393
Income Taxes - Flowthrough Depreciation	285	774
Deferred Asset Retirement Obligation Costs	24,550	24,247
Deferred Pension and Other Postretirement Benefit Costs	68,828	69,017
Conservation Incentive Program Receivable	2,846	12,291
Societal Benefit Costs Receivable	5,987	4,216
Premium for Early Retirement of Debt	618	699
Other Regulatory Assets	12,574	10,720

Total Regulatory Assets	$241,754	$248,413

Regulatory Liabilities consisted of the following items (in thousands):

	June 30, 2011	December 31, 2010
Excess Plant Removal Costs	$47,843	$48,409
Deferred Revenues - Net	4,605	20,179
Other Regulatory Liabilities	3,621	660

Total Regulatory Liabilities	$56,069	$69,248

DEFERRED REVENUES – NET – Over/under collections of gas costs are monitored through SJG’s BGSS clause.  Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability.  Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval.  The BGSS decreased from a $20.2 million regulatory liability at December 31, 2010 to a $4.6 million regulatory liability at June 30, 2011 primarily due to the BGSS refund to customers discussed above in Note 3, partially offset by gas costs recovered from customers exceeding the actual cost of the commodity incurred during the first six months of 2011 as a result of natural gas prices remaining at very low levels.

5.	RELATED PARTY TRANSACTIONS:

There have been no significant changes in the nature of SJG’s related party transactions since December 31, 2010. See Note 5 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2010 for a detailed description of such transactions.

A summary of related party transactions, excluding pass-through items, included in Operating Revenues were as follows, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Revenues/Affiliates:
SJRG	$184	$82	$6,059	$645
Other	167	109	484	235
Total Operating Revenue/Affiliates	$351	$191	$6,543	$880

Related party transactions, excluding pass-through items, included in Operating Expenses were as follows, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Costs of Sales/Affiliates (Excluding depreciation):
SJRG	$14,263	$-	$19,507	$14,582
Energy-Related Derivative Losses *
SJRG	$2,453	$8,249	$7,054	$12,296

* Contracts used to hedge natural gas purchases. Included in Cost of Sales on the Condensed Statement of Income.

Operations Expense/Affiliates
SJI	$2,712	$2,453	$5,208	$4,381
SJIS	1,131	959	2,273	2,462
Millennium	771	764	1,502	1,452
Other	(104)	(64)	(201)	(118)
Total Operations Expense/Affiliates	$4,510	$4,112	$8,782	$8,177

6.	FINANCIAL INSTRUMENTS:

Restricted Investments - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of both June 30, 2011 and December 31, 2010, the escrowed proceeds, including interest earned, totaled $0.1 million. The carrying amounts of the Restricted Investments approximate their fair value at June 30, 2011 and December 31, 2010. Beginning in the third quarter of 2010, SJG established a margin account with SJRG in conjunction with SJG's risk management activities as detailed in Note 11. The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with SJRG changes. As of June 30, 2011 and December 31, 2010, the balance held with SJRG totaled $3.2 million and $4.2 million, respectively.

Long-Term Receivables – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $10.4 million as of both June 30, 2011 and December 31, 2010.  The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the balance sheet.  The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.2 million as of both June 30, 2011 and December 31, 2010.  The annual amortization to interest is not material to SJG’s financial statements.  The carrying amounts of these receivables approximate their fair value at June 30, 2011 and December 31, 2010.

Long-Term Debt – SJG did not issue any long-term debt during the first six months of 2011.  During the first six months of 2010, SJG issued $60.0 million aggregate principal amount of its Medium Term Notes in private placements due 2026.  As of both June 30, 2011 and December 31, 2010, $35.0 million remained available under this $150.0 million Medium Term Note program that was approved by the BPU in September 2009.

The estimated fair values of SJG’s long-term debt, including current maturities, as of June 30, 2011 and December 31, 2010, were $456.4 million and $455.5 million, respectively. We based the estimates on interest rates available to SJG at the end of each period for debt with similar terms and maturities. Carrying amounts as of both June 30, 2011 and December 31, 2010, were $390.0 million. We retire debt when it is cost effective as permitted by the debt agreements.  Our long-term debt agreements contain no financial covenants.

7.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of June 30, 2011 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date

Revolving Credit Facility	$200,000	$40,500	$159,500	May 2015 (A) (B)
Uncommitted Bank Lines	20,000	20,000	-	Various

Total	$220,000	$60,500	$159,500

(A)  See Note 12 – Subsequent Event

(B) A new revolving credit facility was established by SJG in May 2011.  The SJG facility is a $200.0 million, four-year facility, provided by a syndicate of banks.  The facility contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of June 30, 2011. This facility replaces SJG’s $100.0 million revolving credit facility and $40.0 million committed line of credit, both of which would otherwise have expired in August of 2011.  See Note 12.

Average borrowings outstanding under these credit facilities during the six months ended June 30, 2011 and 2010 were $37.6 million and $84.5 million, respectively.  The maximum amount outstanding under these credit facilities during the six months ended June 30, 2011 and 2010 were $61.8 million and $112.5 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our business’ future liquidity needs. Borrowings under these credit facilities are at market rates.  The weighted average borrowing cost, which changes daily, was 1.27% and 0.70% at June 30, 2011 and 2010, respectively.

8.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and six months ended  June 30, 2011 and 2010, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service Cost	$696	$664	$1,481	$1,326
Interest Cost	1,775	1,815	3,601	3,559
Expected Return on Plan Assets	(1,726)	(1,753)	(3,541)	(3,251)
Amortizations:
Prior Service Cost	48	61	100	108
Actuarial Loss	1,048	776	2,057	1,838
Net Periodic Benefit Cost	1,841	1,563	3,698	3,580
Capitalized Benefit Costs	(902)	(766)	(1,812)	(1,754)
Total Net Periodic Benefit Expense	$939	$797	$1,886	$1,826

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service Cost	$164	$166	$379	$365
Interest Cost	597	611	1,216	1,297
Expected Return on Plan Assets	(408)	(431)	(854)	(769)
Amortizations:
Prior Service Credits	(64)	(67)	(135)	(141)
Actuarial Loss	316	211	628	593
Net Periodic Benefit Cost	605	490	1,234	1,345
Capitalized Benefit Costs	(297)	(240)	(605)	(659)
Total Net Periodic Benefit Expense	$308	$250	$629	$686

Capitalized benefit costs reflected in the table above relate to our construction program.

No contributions were made to the pension plans during the six-month periods ending June 30, 2011. During May 2010, we contributed $6.4 million to our pension plans. We expect to make no contributions to our pension plans in 2011; however, changes in future investment performance and discount rates may ultimately result in a contribution.  We also have a regulatory obligation to contribute approximately $3.6 million annually to our other postretirement benefit plans’ trusts, less costs incurred directly by us.

See Note 11 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2010 for additional information related to SJG’s pension and other postretirement benefits.

9.	COMMITMENTS AND CONTINGENCIES:

STANDBY LETTER OF CREDIT -    SJG provided a $25.2 million letter of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system.  As of December 31, 2010, these bonds were included in the current portion of long-term debt because this letter of credit expired in 2011.  The replacement letter of credit expires in August 2015, and as a result, the related bonds are now included in long-term debt as of June 30, 2011.

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

COLLECTIVE BARGAINING AGREEMENTS - Unionized personnel represent approximately 64% of our workforce at June 30, 2011. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (IBEW) that operates under a collective bargaining agreement that runs through February 2013, with the option to extend until February 2014 at the union’s election, and the International Association of Machinists and Aerospace Workers (IAM) that operates under a collective bargaining agreement that runs through  August 2014.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of June 30, 2011
	Total	Level 1	Level 2	Level 3

Assets -

Available-for-Sale Securities (A)	$7,096	$-	$7,096	$-
Derivatives – Energy Related Assets (B)	1,977	619	1,358	-
	$9,073	$619	$8,454	$-

Liabilities -

Derivatives – Energy Related Liabilities (B)	$4,711	$4,432	$279	$-
Derivatives – Other (C)	3,261	-	3,261	-
	$7,972	$4,432	$3,540	$-

As of December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$6,700	$6,700	$-	$-
Derivatives – Energy Related Assets (B)	6,869	784	6,085	-
	$13,569	$7,484	$6,085	$-

Liabilities
Derivatives – Energy Related Liabilities (B)	$11,836	$10,614	$1,222	$-
Derivatives – Other (C)	3,150	-	3,150	-
	$14,986	$10,614	$4,372	$-

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

SJG is involved in buying, selling, transporting and storing natural gas and is subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company, through its affiliate South Jersey Resources Group (SJRG), uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, futures contracts, swap agreements and options contracts. As of June 30, 2011, SJG had outstanding derivative contracts intended to limit the exposure to market risk on 14.2 MMdts of expected future purchases of natural gas. These contracts, which do not qualify for the normal purchase and sale exemption and have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives —Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed balance sheets. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed balance sheets. As of June 30, 2011 and December 31, 2010, SJG had $2.7 million and $5.0 million of unrealized losses, respectively, included in its BGSS related to open financial contracts.

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

We previously used derivative transactions known as “Treasury Locks” to hedge against the impact on our cash flows of possible interest rate increases on debt issued in September 2005.  The initial $1.4 million cost of the Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the 30 year life of the associated debt issue.  As of June 30, 2011 and December 31, 2010, the unamortized balance was approximately $1.1 million.

The fair values of all derivative instruments, as reflected in the condensed balance sheets as of June 30, 2011 and December 31, 2010, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	June 30, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:

Derivatives – Energy Related – Current	$1,858	$4,526	$5,864	$11,406

Derivatives – Energy Related – Non-Current	119	185	1,005	430

Interest rate contracts:

Derivatives – Other	-	3,261	-	3,150

Total derivatives not designated as hedging instruments under GAAP	$1,977	$7,972	$6,869	$14,986

The effect of derivative instruments on the condensed statements of income for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships Interest Rate Contracts:	2011	2010	2011	2010

Losses reclassified from accumulated OCI into income (a)	$(12)	$(12)	$(24)	$(24)

(a) Included in Interest Charges

Net realized losses associated with SJG’s energy-related financial commodity contracts of $2.5 million and $8.2 million for the three months ended June 30, 2011 and 2010 and $7.1 million and $12.3 million for the six months ended June 30, 2011 and 2010, respectively, are not included in the above table.  These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

12.	SUBSEQUENT EVENT:

In July 2011, SJG began a commercial paper program under which SJG may issue short-term, unsecured promissory notes to qualified investors up to a maximum aggregate amount outstanding at any time of $200.0 million.  The notes will have fixed maturities which will vary by note, but may not exceed 270 days from the date of issue. Proceeds from the notes will be used for general corporate purposes. SJG intends to use the commercial paper program in tandem with its new $200.0 million revolving credit facility and does not expect the principal amount of borrowings outstanding under the commercial paper program and the credit facility at any time to exceed an aggregate of $200.0 million.

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

OVERVIEW:

Organization - We are an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. We also sell natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transport natural gas purchased directly from producers or suppliers to their customers. We served 348,346 customers at June 30, 2011 compared with 344,752 customers at June 30, 2010.

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

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The number of customers purchasing their natural gas from marketers was 39,243 and 28,830 at June 30, 2011 and 2010, respectively.

RESULTS OF OPERATIONS:

The following table summarizes the composition of selected gas utility data for the three and six months ended June 30, (in thousands, except for degree day data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Utility Throughput – dth:
Firm Sales -
Residential	2,514	2,309	13,755	13,740
Commercial	639	634	3,434	3,328
Industrial	27	24	182	172
Cogeneration & Electric Generation	434	356	554	400
Firm Transportation -
Residential	317	207	1,570	1,189
Commercial	877	809	3,636	3,450
Industrial	3,191	3,254	6,636	6,343
Cogeneration & Electric Generation	1,125	803	3,526	2,996

Total Firm Throughput	9,124	8,396	33,293	31,618

Interruptible Sales	9	40	12	43
Interruptible Transportation	372	268	1,064	854
Off-System	1,551	1,921	3,455	3,037
Capacity Release	17,504	9,203	27,659	19,392

Total Throughput - Utility	28,560	19,828	65,483	54,944

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Utility Operating Revenues:
Firm Sales -
Residential	$34,036	$31,845	$148,888	$169,360
Commercial	7,741	6,862	34,541	36,485
Industrial	574	206	2,294	2,001
Cogeneration & Electric Generation	2,692	2,273	3,501	2,684
Firm Transportation -
Residential	2,313	1,502	8,863	5,956
Commercial	3,482	3,244	13,187	11,843
Industrial	4,270	4,675	8,665	8,651
Cogeneration & Electric Generation	745	709	2,487	2,718

Total Firm Revenues	55,853	51,316	222,426	239,698

Interruptible Sales	161	590	215	638
Interruptible Transportation	328	291	962	898
Off-System	7,314	8,622	17,448	15,546
Capacity Release	1,228	212	3,899	730
Other	303	313	560	550

Total Utility Operating Revenues	65,187	61,344	245,510	258,060

Less:
Cost of Sales	28,259	23,941	116,833	140,816
Conservation Recoveries*	1,447	1,254	4,702	4,373
RAC Recoveries*	1,592	1,740	3,183	3,481
EET Recoveries*	635	359	1,144	538
Revenue Taxes	1,156	1,094	5,029	4,846
Utility Margin	$32,098	$32,956	$114,619	$104,006

Margin:
Residential	$19,676	$14,783	$78,475	$60,083
Commercial and Industrial	9,239	6,764	30,566	21,722
Cogeneration and Electric Generation	765	679	1,540	1,388
Interruptible	39	76	87	114
Off-system & Capacity Release	233	68	928	377
Other Revenues	386	755	642	991
Margin Before Weather Normalization & Decoupling	30,338	23,125	112,238	84,675
CIRT Mechanism	626	2,538	1,192	4,562
CIP Mechanism	1,040	7,250	1,014	14,692
EET Mechanism	94	43	175	77
Utility Margin	$32,098	$32,956	$114,619	$104,006

Degree Days:	376	346	2,871	2,779

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.

Throughput – Total gas throughput increased  8.7 MMdts, or 44.0%, and 10.5 MMdts, or 19.2%, for the three and six months ended June 30, 2011, compared with the same periods in 2010, respectively.  These increases were realized primarily in the Capacity Release markets.   Capacity Release increased 8.3 MMdts in both the three and six months ended June 30, 2011, as compared with the same periods in 2010, respectively, as a result of increased opportunity for such sales.  Additional capacity became available during the latter part of 2010 as capacity previously transferred out of SJG under the provisions of the Conservation Incentive Program (CIP) was returned to the utility. Firm throughput increased  0.7 MMdts, or 8.7%, and 1.7 MMdts, or 5.3%, during the three and six months ended June 30, 2011, compared to the same periods in 2010, respectively.  This was primarily the result of weather that was 8.7% colder during the second quarter and 3.3% colder for the six months ended June 30, 2011, as compared with the same periods last year.  In addition, the Company added 3,594 customers over the twelve month period ended June 30, 2011, which represents a growth rate of 1.0%.

Conservation Incentive Program (CIP) - The effects of the CIP on our net income and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Income Benefit:
CIP – Weather Related	$1.9	$1.9	$1.3	$2.3
CIP – Usage Related	(1.3)	2.4	(0.7)	6.4
Total Net Income Benefit	$0.6	$4.3	$0.6	$8.7

Weather Compared to 20-Year Average	29.5% warmer	37.0% warmer	3.9% warmer	6.7% warmer
Weather Compared to Prior Year	8.7% colder	28.1% warmer	3.3% colder	7.3% warmer

Operating Revenues –

Revenues increased $3.8 million, or 6.3%, during the three months ended June 30, 2011 compared with the same period in the prior year.  Firm sales revenue increased $4.5 million, or 8.8%, during the second quarter of 2011 versus the second quarter of 2010, as the result higher firm throughput. As discussed previously under the caption “Throughput,” this increase was primarily the result of weather that was 8.7% colder during the second quarter of 2011 versus the same period in 2010, and the addition of approximately 3,600 customers over the twelve month period ended June 30, 2011.

A significant increase in Capacity Release throughput during the quarter, coupled with slightly higher pricing, contributed an incremental $1.0 million to revenue during the second quarter of 2011, as compared to the same period in 2010.  As previously stated under “Throughput,” this was made possible when additional capacity became available during the latter part of 2010, as capacity previously transferred out of SJG under the CIP was returned to SJG. Off-System Sales revenue decreased $1.3 million during the second quarter of 2011 versus the second quarter of 2010, as more of the newly available capacity was directed toward capacity release than OSS. As reflected in the Margin table above, the impact of the fluctuations in both Capacity Release and OSS did not have a material impact on the earnings of the Company, as SJG is required to share 85% of the profits of such activity with the ratepayers.

Revenues decreased $12.6 million, or 4.9%, during the six months ended June 30, 2011 compared with the same period in the prior year.  Firm sales revenue decreased $17.3 million, or 7.2%, during the first six months of 2011 versus the same period in 2010, as the result of lower natural gas costs experienced during 2011 which precipitated the return of $21.1 million in the form of a customer refund in March 2011.  The average cost of natural gas purchased during the first six months of 2011 was $6.26 per dt, representing a 9.3% decrease relative to the average cost of $6.90 per dt during the same period in 2010.

While changes in gas costs and BGSS recoveries may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed under “Margin.”

Partially offsetting the negative impact of the refund on revenues was the impact of adding approximately 3,600 customers over the last twelve months, and weather that was 3.3% colder during the first six months of 2011, as compared with the same period in 2010.

OSS revenue and capacity release revenue increased $1.9 million and $3.2 million, respectively, during the first six months of 2011 versus the same period in 2010, as both sales volume and capacity release unit prices increased. As previously stated under “Throughput,” this was made possible when additional capacity became available during the latter part of 2010, as capacity previously transferred out of SJG under the CIP was returned to SJG. As reflected in the Margin table above, the impact of the higher OSS did not have a material impact on the earnings of the Company, as SJG is required to share 85% of the profits of such activity with the ratepayers.

Margin (pre-tax) - SJG’s margin is defined as natural gas revenues less natural gas costs, regulatory rider expenses and related volumetric and revenue based energy taxes. SJG believes that margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, regulatory rider expenses and related energy expenses are passed through to customers, and therefore, they have no effect on margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the New Jersey Board of Public Utilities through SJG’s BGSS clause.

Total margin decreased $0.9 million, or 2.6%, for the three months ended June 30, 2011, compared with the same period in 2010 primarily due to a change in the timing of profits earned through the Company’s Capital Investment Recovery Tracker (CIRT).   The CIRT was approved by the BPU in April 2009 and allows the Company to accelerate certain capital spending and also earn a return of, and a return on, investment at the time the investment is made. A significant portion of revenues previously recovered through the CIRT were rolled into base rates in September 2010 resulting in decreased recoveries under the CIRT program in 2011. The impact of the base rate case effectively shifted more recoveries into the first and fourth quarters, with no impact on annual net income. The CIRT added $0.6 million of pre-tax margin in the second quarter of 2011, compared with $2.5 million in the same period of 2010.

As discussed in Note 3 to the condensed financial statements, the BPU approved a CIRT II program in March 2011.  Under this program, recoveries of our investments are not included in margin.  However, they are reflected in both Other Income and as a reduction to interest expense until the BPU approves recovery in base rates.

The CIP protected $1.0 million of pre-tax margin in the second quarter of 2011 that would have been lost due to lower customer usage, compared with $7.3 million in the same period last year.  Of these amounts, $3.2 million were related to weather variations in both periods and $(2.2) million and $4.1 million were related to other customer usage variations in 2011 and 2010, respectively. A significant portion of revenues previously recovered through the CIP were rolled into base rates resulting in decreased recoveries under this program in the second quarter of 2011.  As noted above, the impact of the base rate case effectively shifted more recoveries into the first and fourth quarters, with no impact on annual net income.

Total margin increased $10.6 million, or 10.2% for the six months ended June 30, 2011 compared with the same period in 2010 primarily due to the base rate increase granted in September 2010, higher margins from OSS and capacity release and customer additions.  The CIRT added $1.2 million of pre-tax margin in the first half of 2011, compared with $4.6 million in the same period last year. As noted above, certain revenues previously recovered through the CIRT were rolled into base rates in September 2010 resulting in decreased recoveries under this program in 2011.

The CIP protected $1.0 million of pre-tax margin in the first half of 2011 that would have been lost due to lower customer usage, compared with $14.7 million in the same period last year.  Of these amounts, $2.2 and $3.9 million were related to weather variations and $(1.2) and $10.8 million were related to other customer usage variations in 2011 and 2010, respectively. As noted above, certain revenues previously recovered through the CIP were rolled into base rates resulting in decreased recoveries under this program in 2011.

Operating Expenses - A summary of changes in operating expenses (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2011 vs. 2010	2011 vs. 2010

Operations	$918	$1,384
Maintenance	430	623
Depreciation	204	585
Energy and Other Taxes	132	298

Operations  – Operations expense increased $0.9 million and $1.4 million for the three and six months ended June 30, 2011, respectively, as compared with the same periods in 2010.  The increases are primarily due to several factors as follows:

•
Spending under the New Jersey Clean Energy Program and Energy Efficiency Programs increased $0.5 million and $0.9 million for the three and six months ended June 30, 2011, respectively, as compared to 2010.  Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period.

•
Amortization of previously deferred regulatory expenses increased $0.3 million and $0.6 million during the three and six three and six months ended June 30, 2011, respectively, as compared to 2010. Recovery of these costs was approved in the Company’s September 2010 rate case settlement; therefore, such cost recognition is offset by a corresponding increase in revenue.

•
The Company also experienced increases in various other areas including general compensation increases and corporate support, governance and compliance costs, primarily attributable to our parent, SJI.

•
Finally, the reserve for uncollectible customer accounts had decreased $0.7 million during the first quarter of 2011, as compared to the first quarter of 2010, due to a $21.1 million customer refund in March 2011. However, as customer account receivable balances returned to more typical levels during the second quarter of 2011, the benefit of the first quarter reserve adjustment had to be reversed.  Changes in the uncollectible reserve are the direct result of fluctuations in levels of customer account receivable balances.

Partially offsetting the expense increases noted above were lower expense associated with the write-off of uncollectible customer accounts receivable.  These expenses were $0.7 million and $0.5 million less for the three and six months ended June 30, 2011, respectively, as a result of significant write-offs during the second quarter of 2010, which stemmed from a post-winter season evaluation of delinquent accounts. Following the March 2011 customer refund of $21.1 million and lower natural gas costs, as discussed under “Operating Revenues,” a similar action was not required in 2011.

Maintenance -   Maintenance expense increased $0.4 million and $0.6 million during the three and six months ended June 30, 2011, compared with the same periods in 2010, respectively, due to the BPU-approved amortization and recovery of previously deferred maintenance costs, primarily those associated with a federally mandated pipeline integrity management program.  Such amortizations, which are being recovered through an offsetting amount in revenues beginning in September 2010, totaled $0.3 million and $0.6 million during the three and six months ended June 30, 2011, respectively.  The Company also incurred increased maintenance costs in other areas of operations; however, these increases were partially offset by lower levels of Remediation Adjustment Clause (RAC) amortization.  RAC-related expenses do not affect earnings either, as we recognize an offsetting amount in revenues.

Depreciation - Depreciation expense increased $0.2 million and $0.6 million during the three and six months ended June 30, 2011, as compared with the same periods in 2010, respectively, due mainly to SJG’s continuing investment in utility plant.

Energy and Other Taxes - Energy and Other Taxes increased $0.1 million and $0.3 million during the three and six months ended June 30, 2011, compared with the same periods in 2010, respectively, primarily due to higher taxable firm throughput in 2011.  This resulted from colder weather and a 1.0% increase in the number of customers served over the twelve month period ended June 30, 2011.  Additional weather information can be found above under the caption “Conservation Incentive Program (CIP).”

Other Income and Expense - Other Income and Expense increased $0.3 million and $0.9 million during the three and six months ended June 30, 2011, compared with the same periods in 2010, respectively.  With the approval of the Company’s CIRT II in March, 2011, the company was permitted to recognize interest on construction on its qualified incremental spending.  While the debt-related component of the interest charge is credited against interest charges, the equity-related component of the interest charge is recognized as Other Income.  This incremental income totaled $0.2 million, most of which occurred during the second quarter.  In addition, SJG recognized a gain of $0.6 million on the sale of certain available-for-sale securities during the first quarter of 2011.

Interest Charges –  Interest Charges increased $0.7 million and $1.7 million during the three and six months ended June 30, 2011, compared with the same periods in 2010, respectively, primarily due to the issuance of $115.0 million aggregate principal long-term debt issued during 2010 at higher interest rates than the short-term debt previously used to finance our capital program.

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities.  Net cash provided by operating activities totaled $51.3 million and $63.6 million in the first halves of 2011 and 2010, respectively.  Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Net cash provided by operations was negatively impacted by the $21.1 million BGSS bill credit posted to customer accounts at the end of the first quarter and higher-than-normal gas commodity purchases late in 2010, due to colder weather, that were paid in 2011.  These negative impacts were offset by tax benefits which resulted in lower cash tax payments during the period.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital purchases was $55.6 million and $66.2 million during the first six months of 2011 and 2010, respectively.   We estimate the net cash outflows for construction projects for fiscal years 2011, 2012 and 2013 to be approximately $138.8 million, $73.8 million and $56.0 million, respectively.  For capital expenditures, including those under the CIRT, SJG will use short-term borrowings to finance capital expenditures as incurred.  From time to time, the Company will refinance the short-term debt incurred to support capital expenditures with long-term debt.

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

Credit facilities and available liquidity as of June 30, 2011 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date

Revolving Credit Facility	$200,000	$40,500	$159,500	May 2015 (A) (B)
Uncommitted Bank Lines	20,000	20,000	—	Various

Total	$220,000	$60,500	$159,500

(A)   See Note 12 - Subsequent Event to the Condensed Financial Statements.

(B)   A new revolving credit facility was established by SJG in May 2011.  The SJG facility is a $200.0 million, four-year facility, provided by a syndicate of banks.  The facility contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1, measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of June 30, 2011. This facility replaces SJG’s $100.0 million revolving credit facility and $40.0 million committed line of credit, both of which would otherwise have expired in August of 2011.

Average borrowings outstanding under these credit facilities during the six months ended June 30, 2011 and 2010 were $37.6 million and $84.5 million, respectively.  The maximum amount outstanding under these credit facilities during the six months ended June 30, 2011 and 2010 were $61.8 million and $112.5 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our future liquidity needs.

SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance our long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. In March and June 2010, SJG issued $15.0 million and $45.0 million aggregate principal amount of its MTNs under private placements.  No other long-term debt was issued during the first six months of 2011 or 2010.

SJG’s capital structure was as follows:

	As of June 30, 2011	As of December 31, 2010

Common Equity	50.6%	48.8%
Long-Term Debt	42.8	44.5
Short-Term Debt	6.6	6.7

Total	100.0%	100.0%

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for capital expenditures for the first six months of 2011 amounted to $55.6 million. Management estimates net cash outflows for construction projects for 2011, 2012 and 2013, to be approximately $138.8 million, $73.8 million and $56.0 million, respectively.  Costs for remediation projects, net of insurance reimbursements, for the first six months of 2011 amounted to net cash outflows of $8.1 million.  Total cash outflows for remediation projects are expected to be $18.6 million, $11.7 million and $9.8 million for 2011, 2012, and 2013, respectively.  As discussed in Notes 4 and 12 to the Financial Statements in Item 8 of SJG’s 10-K as of December 31, 2010, environmental remediation costs are subject to recovery from insurance carriers and ratepayers.

SJG provided a $25.2 million letter of credit under a separate facility, outside of the revolving credit facility to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG's natural gas distribution system.  As of December 31, 2010, these bonds were included in the current portion of long-term debt because this letter of credit expired in 2011.  The replacement letter of credit expires in August 2015, and as a result, the related bonds are now included in long-term debt as of June 30, 2011.

In the normal course of business, SJG entered into a long-term contract for natural gas supplies.  SJG has committed to purchase a minimum of 6,250 dts/d and up to 25,000 dts/d of natural gas, from one supplier, for a term of eight years at index-based prices.

SJG has certain commitments for both pipeline capacity and storage demand charges for which it pays fees regardless of usage. Those commitments as of June 30, 2011, average $43.3 million annually and total $170.8 million over the contracts’ lives.  Approximately 20% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the Basic Gas Supply Service clause.

Contractual Cash Obligations –   Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2010.  There were no significant changes to SJG’s contractual cash obligations in 2011 except for commodity supply purchase obligations which increased by approximately $38.6 million since December 31, 2010. Obligations for natural gas commodity can fluctuate from period to period primarily due to the seasonal demand and the timing of entering into such supply commitments.

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

Ratio of Earnings to Fixed Charges - Our ratio of earnings to fixed charges for each of the periods indicated is as follows:

Twelve Months Ended June 30,	Year Ended December 31,
2011	2010	2009	2008	2007	2006

5.0x	5.1x	4.9x	4.4x	4.1x	3.7x

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

We transact commodities on a physical basis and typically do not enter into financial derivative positions directly. South Jersey Resources Group, LLC (SJRG), an affiliate by common ownership, manages our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts through SJRG to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. It is management’s policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. The majority of our contracts are typically less than 12-months long. The fair value and maturity of all these energy trading and hedging contracts determined using mark-to-market accounting as of June 30, 2011 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total

Prices Actively Quoted (NYMEX)	$500	$119	$619

Prices Provided by Other	1,358	-	1,358

Total	$1,858	$119	$1,977

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total

Prices Actively Quoted (NYMEX)	$4,247	$185	$4,432

Prices Provided by Other External Sources (Basis)	279	-	279

Total	$4,526	$185	$4,711

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location.  Contracted volumes of our NYMEX contracts are 9.3 MMDth with a weighted-average settlement price of $4.98 per dth.  Contracted volumes of our Basis contracts are 4.4 MMDth with a weighted average settlement price of $0.46 per dth.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2011	$(4,967)
Contracts Settled During the Six Months ended June 30, 2011, Net	3,477
Other Changes in Fair Value from Continuing and New Contracts, Net	(1,244)
Net Derivatives — Energy Related Liability, June 30, 2011	$(2,734)

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at June 30, 2011, was $60.5 million and averaged $37.6 million during the first  half of 2011. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $0.2 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2010 – 5 b.p. increase; 2009 – 29 b.p. decrease; 2008 - 317 b.p. decrease; 2007 - 36 b.p. decrease; and 2006 - 72 b.p. increase.  As of June 30, 2011, our average borrowing cost, which changes daily, was 1.27%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of June 30, 2011, the interest costs on all of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative.  Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of June 30, 2011, SJG’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type
$12,500,000	3.430%	12/01/2006	02/01/2036	Tax-exempt
$12,500,000	3.430%	12/01/2006	02/01/2036	Tax-exempt

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011. Based on that evaluation, SJG’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 26.

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

101
The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011, filed with the Securities and Exchange Commission on August 8, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Balance Sheets and (v) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
(Registrant)

Dated: August 8, 2011	By:	/s/ Edward J. Graham
Edward J. Graham
President & Chief Executive Officer

Dated: August 8, 2011	By:	/s/ David A. Kindlick
David A. Kindlick
Senior Vice President & Chief Financial Officer