Form 10-Q
period 2011-09-30
SOUTH JERSEY GAS Co
filed 2011-11-08
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

As of November 1, 2011 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	September 30,
	2011	2010
Operating Revenues	$58,482	$57,140

Operating Expenses:
Cost of Sales (Excluding depreciation)	27,516	28,834
Operations	15,693	15,071
Maintenance	3,414	2,847
Depreciation	7,615	7,676
Energy and Other Taxes	1,384	1,377

Total Operating Expenses	55,622	55,805

Operating Income	2,860	1,335

Other Income and Expense	650	(671)

Interest Charges	(4,539)	(4,775)

Loss Before Income Taxes	(1,029)	(4,111)

Income Taxes	699	2,132

Net Loss	$(330)	$(1,979)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Nine Months Ended
	September 30,
	2011	2010
Operating Revenues	$303,992	$315,200

Operating Expenses:
Cost of Sales (Excluding depreciation)	144,349	169,650
Operations	51,369	49,363
Maintenance	9,638	8,448
Depreciation	22,598	22,074
Energy and Other Taxes	7,620	7,315

Total Operating Expenses	235,574	256,850

Operating Income	68,418	58,350

Other Income and Expense	2,043	(198)

Interest Charges	(14,463)	(12,953)

Income Before Income Taxes	55,998	45,199

Income Taxes	(22,412)	(18,132)

Net Income	$33,586	$27,067

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	September 30,
	2011	2010
Net Loss	$(330)	$(1,979)

Other Comprehensive (Loss) Gain - Net of Tax:

Unrealized (Loss) Gain on Available-for-Sale Securities	(478)	283
Unrealized Gain on Derivatives - Other	7	7

Other Comprehensive (Loss) Gain - Net of Tax *	(471)	290

Comprehensive Loss	$(801)	$(1,689)

	Nine Months Ended
	September 30,
	2011	2010
Net Income	$33,586	$27,067

Other Comprehensive (Loss) Gain - Net of Tax:

Unrealized (Loss) Gain on Available-for-Sale Securities	(581)	163
Unrealized Gain on Derivatives - Other	21	20

Other Comprehensive (Loss) Gain - Net of Tax *	(560)	183

Comprehensive Income	$33,026	$27,250

* Determined using a combined statutory tax rate of 41% .

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended
	September 30,
	2011	2010
Net Cash Provided by Operating Activities	$67,738	$73,839

Cash Flows from Investing Activities:
Capital Expenditures	(92,776)	(88,992)
Net Proceeds from Sale of Restricted Investments in Margin Accounts	1,712	(4,466)
Investment in Long-Term Receivables	(3,780)	(2,009)
Proceeds from Long-Term Receivables	4,297	1,213

Net Cash Used in Investing Activities	(90,547)	(94,254)

Cash Flows from Financing Activities:
Net Borrowings from (Repayment of) Short-Term Credit Facilities	47,600	(4,100)
Proceeds from Issuance of Long-Term Debt	—	60,000
Payments for Issuance of Long-Term Debt	(32)	(1,016)
Principal Repayments of Long-Term Debt	(25,000)	—
Dividend on Common Stock	—	(35,001)

Net Cash Provided by Financing Activities	22,568	19,883

Net Decrease in Cash and Cash Equivalents	(241)	(532)
Cash and Cash Equivalents at Beginning of Period	2,030	1,993

Cash and Cash Equivalents at End of Period	$1,789	$1,461

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2011	December 31, 2010
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$1,472,488	$1,384,797
Accumulated Depreciation	(351,436)	(337,993)

Property, Plant and Equipment - Net	1,121,052	1,046,804

Investments:
Available-for-Sale Securities	6,278	6,700
Restricted Investments	2,589	4,301

Total Investments	8,867	11,001

Current Assets:
Cash and Cash Equivalents	1,789	2,030
Accounts Receivable	38,556	37,619
Accounts Receivable - Related Parties	946	4,885
Unbilled Revenues	7,601	58,197
Provision for Uncollectibles	(4,957)	(4,577)
Natural Gas in Storage, average cost	33,700	20,109
Materials and Supplies, average cost	2,419	2,511
Deferred Income Taxes - Net	1,580	—
Prepaid Taxes	24,016	15,907
Derivatives - Energy Related Assets	2,000	5,864
Other Prepayments and Current Assets	4,289	2,353

Total Current Assets	111,939	144,898

Regulatory and Other Noncurrent Assets:
Regulatory Assets	257,632	248,413
Unamortized Debt Issuance Costs	6,305	6,718
Long-Term Receivables	7,542	7,285
Derivatives - Energy Related Assets	27	1,005
Other	3,094	2,511

Total Regulatory and Other Noncurrent Assets	274,600	265,932

Total Assets	$1,516,458	$1,468,635

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	September 30, 2011	December 31, 2010
Capitalization and Liabilities
Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	200,841	200,841
Accumulated Other Comprehensive Loss	(9,680)	(9,120)
Retained Earnings	257,777	229,316

Total Common Equity	454,786	426,885

Long-Term Debt	362,813	340,000

Total Capitalization	817,599	766,885

Current Liabilities:
Notes Payable	106,500	58,900
Current Portion of Long-Term Debt	2,187	50,000
Accounts Payable - Commodity	8,113	26,915
Accounts Payable - Other	24,514	19,628
Accounts Payable - Related Parties	8,557	10,830
Derivatives - Energy Related Liabilities	6,990	11,406
Deferred Income Taxes - Net	—	4,982
Customer Deposits and Credit Balances	22,992	10,525
Environmental Remediation Costs	20,199	25,662
Taxes Accrued	1,567	1,915
Pension Benefits	1,182	1,182
Interest Accrued	4,815	7,011
Dividends Declared	5,125	—
Other Current Liabilities	3,594	5,156

Total Current Liabilities	216,335	234,112

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	49,637	69,248
Deferred Income Taxes - Net	265,271	239,648
Environmental Remediation Costs	61,158	61,731
Asset Retirement Obligations	28,553	27,925
Pension and Other Postretirement Benefits	64,147	59,754
Investment Tax Credits	981	1,207
Derivatives - Energy Related Liabilities	498	430
Derivatives - Other	7,825	3,150
Other	4,454	4,545

Total Regulatory and Other Noncurrent Liabilities	482,524	467,638

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,516,458	$1,468,635

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

REVENUE BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both revenues and cost of sales, and totaled $0.9 million for both the three months ended September 30, 2011 and 2010, and $5.9 million and $5.7 million for the nine months ended September 30, 2011 and 2010, respectively.

NEW ACCOUNTING PRONOUNCEMENTS — Other than as described below, no new accounting pronouncement issued or effective during 2010 and 2011 had, or is expected to have, a material impact on the condensed financial statements.

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU amends Accounting Standards Codification Topic 820 to include a consistent definition of the term “fair value” and set forth common requirements for measuring fair value and disclosing information about fair value measurements in financial statements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Management is currently evaluating the impact that the adoption of this guidance will have on the Company’s financial statements.

In June 2011, the FASB has issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Management is currently evaluating the impact that the adoption of this guidance will have on the Company’s financial statements.

2.	STOCK-BASED COMPENSATION PLANS:

The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at September 30, 2011, and the assumptions used to estimate the fair value of the awards:

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

As of September 30, 2011, there was $0.5 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes information regarding restricted stock award activity during the nine months ended September 30, 2011, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2011	18,342	$39.170

Granted	7,544	$50.940

Nonvested Shares Outstanding, September 30, 2011	25,886	$42.600

During the nine months ended September 30, 2011, SJG awarded 15,186 shares that had vested at December 31, 2010, to its officers and other key employees at a market value of $0.8 million. During the nine months ended September 2010, SJG awarded 14,400 shares at a market value of $0.5 million. SJG has a policy of making cash payments to SJI to satisfy its obligations under this plan. Cash payments to SJI during both the nine months ended September 30, 2011 and 2010 were approximately $0.3 million relating to stock awards. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

3.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU).   The BPU approved an extension of the Capital Investment Recovery Tracker (CIRT II) program in March 2011, allowing the Company to accelerate an additional $60.3 million of capital spending into 2011 and 2012.  Under CIRT II, the Company capitalizes our return on CIRT II investments until they are recovered in rate base as utility plant in service.  In June 2011 the Company filed a petition with the BPU requesting recovery of CIRT II investments through a 0.5% increase in base rates. This petition is currently pending.

In October 2011, the Company filed a petition with the BPU requesting an additional extension of the CIRT II program allowing the Company to accelerate an additional $40.0 million of capital spending into 2012 and $50.0 million of spending into 2013. The petition also requests recovery of the $40.0 million investment in 2012 through a 0.91% increase in base rates effective January 2013. This petition is also currently pending.

In March 2011, SJG credited the accounts of our Basic Gas Supply Service (BGSS) customers with refunds totaling $21.1 million due to actual gas costs being lower than projected.

In September 2011, the BPU approved, on a provisional basis, the Company's request to reduce its BGSS rates by 2.9% and its Conservation Incentive Program (CIP) rates by 2.5%, effective October 2011.

In June 2011, the Company filed its annual Energy Efficiency Tracker (EET) petition, requesting a 0.5% increase.  These petitions are currently pending.

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

Regulatory Assets consisted of the following items (in thousands):

	September 30, 2011	December 31, 2010
Environmental Remediation Costs:
Expended - Net	$48,199	$39,056
Liability for Future Expenditures	81,357	87,393
Income Taxes - Flowthrough Depreciation	40	774
Deferred Asset Retirement Obligation Costs	24,781	24,247
Deferred Pension and Other Postretirement Benefit Costs	68,733	69,017
Deferred Gas Costs - Net	4,750	—
Conservation Incentive Program Receivable	4,805	12,291
Societal Benefit Costs Receivable	6,919	4,216
Premium for Early Retirement of Debt	578	699
Deferred Interest Rate Contracts (Note 11)	7,825	3,150
Other Regulatory Assets	9,645	7,570

Total Regulatory Assets	$257,632	$248,413

Regulatory Liabilities consisted of the following items (in thousands):

	September 30, 2011	December 31, 2010
Excess Plant Removal Costs	$47,498	$48,409
Deferred Revenues - Net	—	20,179
Other Regulatory Liabilities	2,139	660

Total Regulatory Liabilities	$49,637	$69,248

DEFERRED GAS COSTS AND DEFERRED REVENUES – NET – Over/under collections of gas costs are monitored through SJG’s BGSS clause.  Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability.  Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval.  The BGSS decreased from a $20.2 million regulatory liability at December 31, 2010 to a $4.8 million regulatory asset at September 30, 2011 primarily due to the BGSS refund to customers discussed above in Note 3.

5.	RELATED PARTY TRANSACTIONS:

There have been no significant changes in the nature of SJG’s related party transactions since December 31, 2010. See Note 5 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2010 for a detailed description of such transactions.

A summary of related party transactions, excluding pass-through items, included in Operating Revenues were as follows, (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Revenues/Affiliates:
SJRG	$238	$232	$6,297	$877
Other	110	103	594	338
Total Operating Revenue/Affiliates	$348	$335	$6,891	$1,215

Related party transactions, excluding pass-through items, included in Operating Expenses were as follows, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Costs of Sales/Affiliates (Excluding depreciation):
SJRG	$12,608	$20	$32,115	$14,602
Energy-Related Derivative Losses *
SJRG	$2,404	$5,461	$9,458	$17,757

* Contracts used to hedge natural gas purchases. Included in Cost of Sales on the Condensed Statement of Income.

Operations Expense/Affiliates
SJI	$1,820	$1,766	$7,028	$6,147
SJIS	1,182	1,258	3,455	3,720
Millennium	771	771	2,273	2,223
Other	(115)	(65)	(316)	(183)
Total Operations Expense/Affiliates	$3,658	$3,730	$12,440	$11,907

6.	FINANCIAL INSTRUMENTS:

Restricted Investments - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of both September 30, 2011 and December 31, 2010, the escrowed proceeds, including interest earned, totaled $0.1 million. The carrying amounts of the Restricted Investments approximate their fair value at September 30, 2011 and December 31, 2010. Beginning in the third quarter of 2010, SJG established a margin account with SJRG in conjunction with SJG's risk management activities as detailed in Note 11. The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with SJRG changes. As of September 30, 2011 and December 31, 2010, the balance held with SJRG totaled $2.5 million and $4.2 million, respectively.

Long-Term Receivables – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $10.9 million and $10.4 million as of September 30, 2011 and December 31, 2010, respectively.  The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the balance sheet.  The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.2 million as of both September 30, 2011 and December 31, 2010, respectively.  The annual amortization to interest is not material to SJG’s financial statements.  The carrying amounts of these receivables approximate their fair value at September 30, 2011 and December 31, 2010.

Long-Term Debt – SJG did not issue any long-term debt during the first nine months of 2011 and retired $25.0 million of Medium-Term notes during this period.  In September 2011, SJG entered into an arrangement to issue Medium-Term Notes under a private placement in an aggregate principal amount of $35.0 million. SJG expects to issue this debt in April 2012. During the first nine months of 2010, SJG issued $60.0 million aggregate principal amount of its Medium-Term Notes in private placements due 2026.  As of September 30, 2011 SJG's $150.0 million Medium Term Note (MTN) program that was approved by the BPU in September 2009 expired. In September 2011, SJG filed a petition for a new $200.0 million MTN program with the BPU.

The estimated fair values of SJG’s long-term debt, including current maturities, as of September 30, 2011 and December 31, 2010, were $469.5 million and $455.5 million, respectively. We based the estimates on interest rates available to SJG at the end of each period for debt with similar terms and maturities. Carrying amounts as of September 30, 2011 and December 31, 2010, were $365.0 million and $390.0 million, respectively. We retire debt when it is cost effective as permitted by the debt agreements.  Our long-term debt agreements contain no financial covenants.

7.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of September 30, 2011 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper Program/ Revolving Credit Facility	$200,000	$106,500	$93,500	May 2015 (A)
Uncommitted Bank Lines	20,000	—	20,000	Various

Total	$220,000	$106,500	$113,500

(A) A new revolving credit facility was established by SJG in May 2011.  The SJG facility is a $200.0 million, four-year facility, provided by a syndicate of banks.  The facility contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of September 30, 2011. This facility replaces SJG’s $100.0 million revolving credit facility and $40.0 million committed line of credit, both of which would otherwise have expired in August of 2011. During the third quarter of 2011, SJG began a commercial paper program under which SJG may issue short-term, unsecured promissory notes to qualified investors up to a maximum aggregate amount outstanding at any time of $200.0 million.  The notes  have fixed maturities which vary by note, but may not exceed 270 days from the date of issue. Proceeds from the notes are used for general corporate purposes.  SJG uses the commercial paper program in tandem with the new $200.0 million revolving credit facility and does not expect the principal amount of borrowings outstanding under the commercial paper program and the credit facility at any time to exceed an aggregate of $200.0 million.

Average borrowings outstanding under these credit facilities during the nine months ended September 30, 2011 and 2010 were $55.2 million and $79.1 million, respectively.  The maximum amount outstanding under these credit facilities during the nine months ended September 30, 2011 and 2010 were $111.4 million and $112.5 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our business’ future liquidity needs. Borrowings under these credit facilities are at market rates.  The weighted average interest rate on these borrowings, which changes daily, was 0.44% and 0.72% at September 30, 2011 and 2010, respectively.

8.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and nine months ended  September 30, 2011 and 2010, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service Cost	$741	$663	$2,222	$1,989
Interest Cost	1,800	1,780	5,401	5,339
Expected Return on Plan Assets	(1,771)	(1,626)	(5,312)	(4,877)
Amortizations:
Prior Service Cost	51	54	151	162
Actuarial Loss	1,028	919	3,085	2,757
Net Periodic Benefit Cost	1,849	1,790	5,547	5,370
Capitalized Benefit Costs	(906)	(877)	(2,718)	(2,631)
Total Net Periodic Benefit Expense	$943	$913	$2,829	$2,739

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service Cost	$189	$183	$568	$548
Interest Cost	608	648	1,824	1,945
Expected Return on Plan Assets	(427)	(385)	(1,281)	(1,154)
Amortizations:
Prior Service Credits	(67)	(70)	(202)	(211)
Actuarial Loss	314	297	942	890
Net Periodic Benefit Cost	617	673	1,851	2,018
Capitalized Benefit Costs	(302)	(330)	(907)	(989)
Total Net Periodic Benefit Expense	$315	$343	$944	$1,029

Capitalized benefit costs reflected in the table above relate to our construction program.

No contributions were made to the pension plans during the nine-month periods ending September 30, 2011. During May 2010, we contributed $6.4 million to our pension plans. We do not expect to make any contributions to our pension plans in 2011; however, changes in future investment performance and discount rates may ultimately result in a contribution.  We also have a regulatory obligation to contribute approximately $3.6 million annually to our other postretirement benefit plans’ trusts, less costs incurred directly by us.

See Note 11 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2010 for additional information related to SJG’s pension and other postretirement benefits.

9.	COMMITMENTS AND CONTINGENCIES:

STANDBY LETTER OF CREDIT -    SJG provided a $25.2 million letter of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG’s natural gas distribution system.  As of December 31, 2010, these bonds were included in the current portion of long-term debt because this letter of credit expired in 2011.  The replacement letter of credit expires in August 2015, and as a result, the related bonds are now included in long-term debt as of September 30, 2011.

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

GAS SUPPLY RELATED CONTRACTS - In the normal course of conducting business, we have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest date at which any of the primary terms of these contracts expire is October 2012. The transportation and storage agreements entered into between us and each of our interstate pipeline service providers were done so in accordance with their respective FERC approved tariff. Our cumulative obligation for gas supply related demand charges and reservation fees paid for these services averages approximately $3.8 million per month and is recovered on a current basis through the BGSS.

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

COLLECTIVE BARGAINING AGREEMENTS - Unionized personnel represent approximately 64% of our workforce at September 30, 2011. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (IBEW) that operates under a collective bargaining agreement that runs through February 2013, with the option to extend until February 2014 at the union’s election, and the International Association of Machinists and Aerospace Workers (IAM) that operates under a collective bargaining agreement that runs through  August 2014.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of September 30, 2011
	Total	Level 1	Level 2	Level 3
Assets -
Available-for-Sale Securities (A)	$6,278	$—	$6,278	$—
Derivatives – Energy Related Assets (B)	2,027	270	1,757	—
	$8,305	$270	$8,035	$—

Liabilities -

Derivatives – Energy Related Liabilities (B)	$7,488	$6,642	$846	$—
Derivatives – Other (C)	7,825	—	7,825	—
	$15,313	$6,642	$8,671	$—

As of December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$6,700	$6,700	$—	$—
Derivatives – Energy Related Assets (B)	6,869	784	6,085	—
	$13,569	$7,484	$6,085	$—

Liabilities

Derivatives – Energy Related Liabilities (B)	$11,836	$10,614	$1,222	$—
Derivatives – Other (C)	3,150	—	3,150	—
	$14,986	$10,614	$4,372	$—

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

SJG is involved in buying, selling, transporting and storing natural gas and is subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company, through its affiliate South Jersey Resources Group (SJRG), uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, futures contracts, swap agreements and options contracts. As of September 30, 2011, SJG had outstanding derivative contracts intended to limit the exposure to market risk on 21.4 MMdts of expected future purchases of natural gas. These contracts, which do not qualify for the normal purchase and sale exemption and have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives —Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed balance sheets. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed balance sheets. As of September 30, 2011 and December 31, 2010, SJG had $5.5 million and $5.0 million of unrealized losses, respectively, included in its BGSS related to open financial contracts.

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

We previously used derivative transactions known as “Treasury Locks” to hedge against the impact on our cash flows of possible interest rate increases on debt issued in September 2005.  The initial $1.4 million cost of the Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the 30 year life of the associated debt issue.  As of September 30, 2011 and December 31, 2010, the unamortized balance was approximately $1.1 million.

The fair values of all derivative instruments, as reflected in the condensed balance sheets as of September 30, 2011 and December 31, 2010, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	September 30, 2011		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$2,000	$6,990	$5,864	$11,406

Derivatives – Energy Related – Non-Current	27	498	1,005	430

Interest rate contracts:

Derivatives – Other	—	7,825	—	3,150

Total derivatives not designated as hedging instruments under GAAP	$2,027	$15,313	$6,869	$14,986

The effect of derivative instruments on the condensed statements of income for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships Interest Rate Contracts:	2011	2010	2011	2010
Losses reclassified from accumulated OCI into income (a)	$(12)	$(12)	$(36)	$(36)
(a) Included in Interest Charges

Net realized losses associated with SJG’s energy-related financial commodity contracts of $2.4 million and $5.5 million for the three months ended September 30, 2011 and 2010 and $9.5 million and $17.8 million for the nine months ended September 30, 2011 and 2010, respectively, are not included in the above table.  These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

OVERVIEW:

Organization - We are an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. We also sell natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transport natural gas purchased directly from producers or suppliers to their customers. We served 348,131 customers at September 30, 2011 compared with 344,271 customers at September 30, 2010.

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

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The number of customers purchasing their natural gas from marketers was 39,786 and 31,297 at September 30, 2011 and 2010, respectively.

RESULTS OF OPERATIONS:

The following table summarizes the composition of selected gas utility data for the three and nine months ended September 30, (in thousands, except for degree day data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Utility Throughput – dt:
Firm Sales -
Residential	1,226	1,506	14,981	15,246
Commercial	516	627	3,950	3,955
Industrial	24	28	206	200
Cogeneration & Electric Generation	1,014	701	1,568	1,101
Firm Transportation -
Residential	162	136	1,732	1,325
Commercial	538	617	4,174	4,067
Industrial	2,976	3,036	9,612	9,379
Cogeneration & Electric Generation	1,584	1,638	5,110	4,634

Total Firm Throughput	8,040	8,289	41,333	39,907

Interruptible Sales	1	8	13	51
Interruptible Transportation	307	402	1,371	1,256
Off-System	1,455	969	4,910	4,006
Capacity Release	18,220	12,337	45,879	31,729

Total Throughput - Utility	28,023	22,005	93,506	76,949

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Utility Operating Revenues:
Firm Sales -
Residential	$25,906	$28,745	$174,794	$198,105
Commercial	8,153	8,743	42,694	45,228
Industrial	582	435	2,876	2,436
Cogeneration & Electric Generation	5,450	4,480	8,951	7,164
Firm Transportation -
Residential	1,862	1,212	10,725	7,168
Commercial	2,804	2,662	15,991	14,505
Industrial	4,710	4,155	13,375	12,806
Cogeneration & Electric Generation	379	1,098	2,866	3,816

Total Firm Revenues	49,846	51,530	272,272	291,228

Interruptible Sales	14	118	229	756
Interruptible Transportation	282	410	1,244	1,308
Off-System	6,727	4,525	24,175	20,071
Capacity Release	1,345	358	5,244	1,088
Other	268	199	828	749

Total Utility Operating Revenues	58,482	57,140	303,992	315,200

Less:
Cost of Sales	27,516	28,834	144,349	169,650
Conservation Recoveries*	691	1,025	5,393	5,398
RAC Recoveries*	1,590	1,741	4,773	5,222
EET Recoveries*	604	426	1,748	964
Revenue Taxes	832	863	5,861	5,709
Utility Margin	$27,249	$24,251	$141,868	$128,257

Margin:
Residential	$13,839	$12,806	$92,314	$72,889
Commercial and Industrial	7,984	6,673	38,550	28,395
Cogeneration and Electric Generation	973	916	2,513	2,304
Interruptible	21	25	108	139
Off-system & Capacity Release	241	85	1,169	462
Other Revenues	412	467	1,054	1,458
Margin Before Weather Normalization & Decoupling	23,470	20,972	135,708	105,647
CIRT Mechanism	719	2,505	1,911	7,067
CIP Mechanism	2,961	733	3,975	15,425
EET Mechanism	99	41	274	118
Utility Margin	$27,249	$24,251	$141,868	$128,257

Degree Days:	21	3	2,892	2,782

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.

Throughput – Total gas throughput increased  6.0 MMdts, or 27.3%, and 16.6 MMdts, or 21.5%, for the three and nine months ended September 30, 2011, compared with the same periods in 2010, respectively.  These increases were realized primarily in the Capacity Release markets.   Capacity Release increased 5.9 MMdts and 14.2 MMdts during the three and nine months ended September 30, 2011, as compared with the same periods in 2010, respectively, as a result of increased opportunity for such sales.  Additional capacity became available during the latter part of 2010 as capacity previously transferred out of SJG under the provisions of the Conservation Incentive Program (CIP) was returned to the utility. Firm throughput decreased slightly during the third quarter but increased  1.4 MMdts, or 3.6%, during the nine months ended September 30, 2011, compared to the same period in 2010.  This was primarily the result of weather that was 4.0% colder for the nine months ended September 30, 2011, as compared with the same period last year.  In addition, the Company added 3,860 customers over the twelve month period ended September 30, 2011, which represents a growth rate of 1.1%.

Conservation Incentive Program (CIP) - The effects of the CIP on our net income and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Income Benefit:
CIP – Weather Related*	$—	$—	$1.3	$2.3
CIP – Usage Related	1.8	0.4	1.1	6.8
Total Net Income Benefit	$1.8	$0.4	$2.4	$9.1

Weather Compared to 20-Year Average*	—	—	4.6% warmer	8.1% warmer
Weather Compared to Prior Year*	—	—	4.0% colder	8.3% warmer

* Weather variations do not have a material impact on third quarter residential and commercial usage.

Operating Revenues – Revenues increased $1.3 million, or 2.3%, during the three months ended September 30, 2011 compared with the same period in the prior year.   OSS revenue and capacity release revenue increased $2.2 million and $1.0 million, respectively, during the third quarter of 2011 versus the same period in 2010, as both sales and capacity release volume increased. As previously stated under "Throughput," this was made possible when additional capacity became available during the latter part of 2010, as capacity previously transferred out of SJG under the CIP was returned to SJG. As reflected in the Margin table above, the impact of the higher OSS and capacity release activity did not have a material impact on the earning of the Company, as SJG is required to share 85% of the profits of such activity with the ratepayers.

Firm sales revenue decreased $1.7 million, or 3.3%, during the third quarter of 2011 versus the same period in 2010, as the result of lower firm throughput, as reflected in the Throughput table above.

Revenues decreased $11.2 million, or 3.6%, during the nine months ended September 30, 2011 compared with the same period in the prior year.  Firm sales revenue decreased $19.0 million, or 6.5%, during the first nine months of 2011 versus the same period in 2010, as the result of lower natural gas costs which precipitated the return of $21.1 million in the form of a customer refund in March 2011.  The average cost of natural gas purchased during the first nine months of 2011 was $6.19 per dt, representing a 8.6% decrease relative to the average cost of $6.77 per dt during the same period in 2010.

While changes in gas costs and BGSS recoveries may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed under “Margin.”

Partially offsetting the negative impact of lower natural gas costs on firm sales revenues was the impact of adding approximately 3,900 customers over the last twelve months, and weather that was 4.0% colder during the first nine months of 2011, as compared with the same period in 2010.

OSS revenue and capacity release revenue increased $4.1 million and $4.2 million, respectively, during the first nine months of 2011 versus the same period in 2010, as both sales volume and capacity release unit prices increased. As previously stated under “Throughput,” this was made possible when additional capacity became available during the latter part of 2010, as capacity previously transferred out of SJG under the CIP was returned to SJG. As reflected in the Margin table above, the impact of the higher OSS and capacity release activity during 2011 did not have a material impact on the earnings of the Company, as SJG is required to share 85% of the profits of such activity with the ratepayers.

Margin (pre-tax) - SJG’s margin is defined as natural gas revenues less natural gas costs, regulatory rider expenses and related volumetric and revenue based energy taxes. SJG believes that margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, regulatory rider expenses and related energy expenses are passed through to customers, and therefore, they have no effect on margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the New Jersey Board of Public Utilities (BPU) through SJG’s BGSS clause.

Total margin increased $3.0 million, or 12.4%, for the three months ended September 30, 2011, compared with the same period in 2010 primarily due to the base rate increase granted by the BPU in September 2010. This was partially offset by lower margin from the Capital Investment Recovery Tracker (CIRT).  The CIRT was approved by the BPU in April 2009 and allows the Company to accelerate certain capital spending and also earn a return of, and a return on, investment at the time the investment is made. A significant portion of revenues previously recovered through the CIRT were rolled into base rates in September 2010 resulting in decreased recoveries under the CIRT program in 2011. The CIRT added $0.7 million of pre-tax margin in the third quarter of 2011, compared with $2.5 million in the same period of 2010.

As discussed in Note 3 to the condensed financial statements, the BPU approved a CIRT II program in March 2011.  Under this program, recoveries of our investments are not included in margin.  However, they are reflected in both Other Income and as a reduction to interest expense until the BPU approves recovery in base rates.

Total margin increased $13.6 million, or 10.6% for the nine months ended September 30, 2011 compared with the same period in 2010 primarily due to the base rate increase granted in September 2010, higher margins from OSS and capacity release and customer additions.  The CIRT added $1.9 million of pre-tax margin in the first nine months of 2011, compared with $7.1 million in the same period last year. As noted above, certain revenues previously recovered through the CIRT were rolled into base rates in September 2010 resulting in decreased recoveries under this program in 2011.

The CIP protected $4.0 million of pre-tax margin in the first nine months of 2011 that would have been lost due to lower customer usage, compared with $15.4 million in the same period last year.  Of these amounts, $2.2 million and $3.9 million were related to weather variations and $1.8 million and $11.5 million were related to other customer usage variations in 2011 and 2010, respectively. As noted above, certain revenues previously recovered through the CIP were rolled into base rates resulting in decreased recoveries under this program in 2011.

Operating Expenses - A summary of changes in operating expenses (in thousands):

	Three Months Ended September 30, 2011 vs. 2010	Nine Months Ended September 30, 2011 vs. 2010
Operations	$622	$2,006
Maintenance	567	1,190
Depreciation	(61)	524
Energy and Other Taxes	7	305

Operations  – Operations expense increased $0.6 million and $2.0 million for the three and nine months ended September 30, 2011, respectively, as compared with the same periods in 2010.  The increases are primarily due to several factors as follows:

•
Spending under the New Jersey Clean Energy Program and Energy Efficiency Programs (decreased) increased $(0.2) million and $0.8 million for the three and nine months ended September 30, 2011, respectively, as compared to 2010.  Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting (decrease) increase in revenues during the respective periods.

•
Amortization of previously deferred regulatory expenses increased $0.3 million and $0.8 million during the three and nine months ended September 30, 2011, respectively, as compared to 2010. Recovery of these costs was approved in the Company’s September 2010 rate case settlement; therefore, such cost recognition is offset by a corresponding increase in revenue.

•
Corporate support, governance and compliance costs, primarily attributable to our parent, SJI, increased $0.4 million and $0.7 million during the three and nine months ended September 30, 2011, respectively, as compared to 2010.

•	The Company also experienced higher compensation costs resulting from staffing requirements for a hurricane and flooding during the quarter, as well as general compensation increases.

Partially offsetting the expense increases noted above were lower uncollectible accounts expense associated with customer accounts receivable.  These expenses were $0.4 million and $1.0 million less for the three and nine months ended September 30, 2011, respectively, as a result of significant write-offs during the second quarter of 2010, which stemmed from a post-winter season evaluation of delinquent accounts. Following the March 2011 customer refund of $21.1 million, coupled with lower natural gas costs, as discussed under “Operating Revenues,” a similar action was not required in 2011.

Maintenance -   Maintenance expense increased $0.6 million and $1.2 million during the three and nine months ended September 30, 2011, compared with the same periods in 2010, respectively, due to the BPU-approved amortization and recovery of previously deferred maintenance costs, primarily those associated with a federally mandated pipeline integrity management program.  Such amortizations, which are being recovered through an offsetting amount in revenues beginning in September 2010, totaled $0.3 million and $1.0 million during the three and nine months ended September 30, 2011, respectively.  The impact of a hurricane and flooding during the third quarter of 2011 resulted in additional maintenance costs compared with 2010. The Company also incurred increased maintenance costs in other areas of operations; however, these increases were partially offset by lower levels of Remediation Adjustment Clause (RAC) amortization.  RAC-related expenses do not affect earnings , as we recognize an offsetting amount in revenues.

Depreciation - Depreciation expense increased $0.5 million during the nine months ended September 30, 2011, as compared with the same period in 2010, due mainly to SJG’s continuing investment in utility plant.

Energy and Other Taxes - Energy and Other Taxes increased $0.3 million during the nine months ended September 30, 2011, compared with the same period in 2010, primarily due to higher taxable firm throughput in 2011.  This resulted from colder weather and a 1.1% increase in the number of customers served over the twelve month period ended September 30, 2011.  Additional weather information can be found above under the caption “Conservation Incentive Program (CIP).”

Other Income and Expense - Other Income and Expense increased $1.3 million and $2.2 million during the three and nine months ended September 30, 2011, compared with the same periods in 2010, respectively.  With the approval of the Company’s CIRT II in March, 2011, the company was permitted to recognize interest on construction on its qualified incremental spending.  While the debt-related component of the interest charge is credited against interest charges, the equity-related component of the interest charge is recognized as Other Income.  This incremental income totaled $0.5 million, of which $0.4 million occurred during the third quarter.  In addition, SJG recognized a gain of $0.6 million on the sale of certain available-for-sale securities during the first quarter of 2011. Other Income was negatively impacted during the third quarter of 2010 as a result of a $0.7 million settlement reached with the Federal Energy Regulatory Commission as previously disclosed.

Interest Charges –  Interest Charges increased $1.5 million during the nine months ended September 30, 2011, compared with the same period in 2010, primarily due to the issuance of $115.0 million aggregate principal long-term debt issued during 2010 at higher interest rates than the short-term debt previously used to finance our capital program. The $0.2 million decrease during the three months ended September 30, 2011 is the result of higher levels of capitalized interest associated with increased spending under the CIRT programs.

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities.  Net cash provided by operating activities totaled $67.7 million and $73.8 million in the first nine months of 2011 and 2010, respectively.  Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Net cash provided by operations was negatively impacted by the $21.1 million BGSS bill credit posted to customer accounts at the end of the first quarter and higher environmental remediation expenses throughout the year.  These negative impacts were offset by tax benefits which resulted in lower cash tax payments during the period.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital purchases was $92.8 million and $89.0 million during the first nine months of 2011 and 2010, respectively.   We estimate the net cash outflows for construction projects for fiscal years 2011, 2012 and 2013 to be approximately $140.5 million, $138.0 million and $56.0 million, respectively.  For capital expenditures, including those under the CIRT, SJG will use short-term borrowings to finance capital expenditures as incurred.  From time to time, the Company will refinance the short-term debt incurred to support capital expenditures with long-term debt.

Cash Flows from Financing Activities - SJG uses short-term borrowings under lines of credit from commercial banks, or under its commercial paper program discussed below, to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, the Company refinances short-term debt incurred to finance capital expenditures with long-term debt. Debt is incurred primarily to expand and upgrade our gas transmission and distribution system and to support seasonal working capital needs related to inventories and customer receivables.

Credit facilities and available liquidity as of September 30, 2011 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper/Revolving Credit Facilities	$200,000	$106,500	93,500	May 2015 (A)
Uncommitted Bank Lines	20,000	—	20,000	Various

Total	$220,000	$106,500	$113,500

(A)   A new revolving credit facility was established by SJG in May 2011.  The SJG facility is a $200.0 million, four-year facility, provided by a syndicate of banks.  The revolving credit facility contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1, measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of September 30, 2011. This facility replaces SJG’s $100.0 million revolving credit facility and $40.0 million committed line of credit, both of which would otherwise have expired in August of 2011.

During the third quarter 2011, SJG began a commercial paper program under which SJG may issue short-term, unsecured promissory notes to qualified investors up to a maximum aggregate amount outstanding at any time of $200.0 million.  The notes will have fixed maturities which will vary by note, but may not exceed 270 days from the date of issue. Proceeds from the notes will be used for general corporate purposes.  SJG intends to use the commercial paper program in tandem with its new $200.0 million revolving credit facility and does not expect the principal amount of borrowings outstanding under the commercial paper program and the credit facility at any time to exceed an aggregate of $200.0 million.

Average borrowings outstanding under the commercial paper program during the nine months ended September 30, 2011 and 2010 were $55.2 million and $79.1 million, respectively.  The maximum amount outstanding under these credit facilities during the nine months ended September 30, 2011 and 2010 were $111.4 million and $112.5 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our future liquidity needs.

SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance our long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. During the third quarter of 2011, SJG entered into an agreement to issue $35.0 million aggregate principal amount of MTNs under a private placement to occur in April 2012 and repaid $25.0 million of First Mortgage Bonds. In March and June 2010, SJG issued $15.0 million and $45.0 million aggregate principal amount of its MTNs under private placements.  No other long-term debt was issued during the first nine months of 2011 or 2010.

SJG's $150.0 million Medium Term Note (MTN) program that was approved by the BPU in September 2009 expired. In September 2011, SJG filed a petition for a new $200.0 million MTN program with the BPU.

SJG’s capital structure was as follows:

	As of September 30, 2011	As of December 31, 2010
Common Equity	49.1%	48.8%
Long-Term Debt	39.4	44.5
Short-Term Debt	11.5	6.7

Total	100%	100%

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for capital expenditures for the first nine months of 2011 amounted to $92.8 million. Management estimates net cash outflows for construction projects for 2011, 2012 and 2013, to be approximately $140.5 million, $138.0 million and $56.0 million, respectively.  Costs for remediation projects, net of insurance reimbursements, for the first nine months of 2011 amounted to net cash outflows of $14.1 million.  Total cash outflows for remediation projects are expected to be $19.7 million, $14.4 million and $10.2 million for 2011, 2012, and 2013, respectively.  As discussed in Notes 4 and 12 to the Financial Statements in Item 8 of SJG’s 10-K as of December 31, 2010, environmental remediation costs are subject to recovery from insurance carriers and ratepayers.

SJG provided a $25.2 million letter of credit under a separate facility, outside of the revolving credit facility to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG's natural gas distribution system.  As of December 31, 2010, these bonds were included in the current portion of long-term debt because this letter of credit expired in 2011.  The replacement letter of credit expires in August 2015, and as a result, the related bonds are now included in long-term debt as of September 30, 2011.

SJG has certain commitments for interstate pipeline capacity, storage services, Liquefied Natural Gas (LNG) and LNG transportation services which carry demand type charges for which it pays fees regardless of usage. Those commitments as of September 30, 2011, average $45.2 million annually and total $212.3 million over the contracts’ lives.  Approximately 37% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the BGSS.

Contractual Cash Obligations –   Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2010.  There were no significant changes to SJG’s contractual cash obligations in 2011 except for commodity supply purchase obligations which increased by approximately $71.7 million since December 31, 2010. Obligations for natural gas commodity can fluctuate from period to period primarily due to the seasonal demand and the timing of entering into such supply commitments.

In the normal course of business, SJG entered into a long-term contract for natural gas supplies.  SJG has committed to purchase a minimum of 6,250 dts/d and up to 25,000 dts/d of natural gas, from one supplier, for a term of eight years at index-based prices. The obligation for these purchases has not been included in the Company's contractual obligations discussed above because the actual volumes and prices are not fixed.

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

Ratio of Earnings to Fixed Charges - Our ratio of earnings to fixed charges for each of the periods indicated is as follows:

Twelve Months Ended September 30,	Year Ended December 31,
2011	2010	2009	2008	2007	2006
5.1x	5.1x	4.9x	4.4x	4.1x	3.7x

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

We transact commodities on a physical basis and typically do not enter into financial derivative positions directly. South Jersey Resources Group, LLC (SJRG), an affiliate by common ownership, manages our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts through SJRG to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. It is management’s policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. The majority of our contracts are typically less than 12-months long. The fair value and maturity of all these energy trading and hedging contracts determined using mark-to-market accounting as of September 30, 2011 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$243	$27	$270

Prices Provided by Other	1,757	—	1,757

Total	$2,000	$27	$2,027

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$6,189	$453	$6,642

Prices Provided by Other External Sources (Basis)	801	45	846

Total	$6,990	$498	$7,488

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location.  Contracted volumes of our NYMEX contracts are 7.9 MMdt with a weighted-average settlement price of $4.91 per dt.  Contracted volumes of our Basis contracts are 13.2 MMdt with a weighted average settlement price of $0.27 per dt.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2011	$(4,967)
Contracts Settled During the Nine Months ended September 30, 2011, Net	4,960
Other Changes in Fair Value from Continuing and New Contracts, Net	(5,454)
Net Derivatives — Energy Related Liability, September 30, 2011	$(5,461)

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at September 30, 2011, was $106.5 million and averaged $55.2 million during the first  nine months of 2011. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $0.3 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2010 – 5 b.p. increase; 2009 – 29 b.p. decrease; 2008 - 317 b.p. decrease; 2007 - 36 b.p. decrease; and 2006 - 72 b.p. increase.  As of September 30, 2011, our average borrowing cost, which changes daily, was 0.44%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of September 30, 2011, the interest costs on all of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative.  Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of September 30, 2011, SJG’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011. Based on that evaluation, SJG’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 27.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed in Part I, Item 1A of SJG’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

101
The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011, filed with the Securities and Exchange Commission on November 8, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Balance Sheets and (v) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
(Registrant)

Dated:	November 8, 2011	By:	/s/ Edward J. Graham
Edward J. Graham
President & Chief Executive Officer

Dated:	November 8, 2011	By:	/s/ David A. Kindlick
David A. Kindlick
Senior Vice President & Chief Financial Officer