Form 10-K
period 2011-12-31
SOUTH JERSEY GAS Co
filed 2012-02-28
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Documents Incorporated by Reference:   None

Forward Looking Statements

Certain statements contained in this Annual Report on form 10-K may qualify as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report should be considered forward-looking statements made in good faith by South Jersey Gas (SJG or the Company) and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of the Company’s documents or oral presentations, words such as “anticipate,” “believe,” “expect,” “estimate,” “forecast,” “goal,” “intend,” “objective,” “plan,” “project,” “seek,” “strategy” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include, but are not limited to the risks set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere throughout this Report. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Report. While the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJG undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.

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

Additional information on the nature of our business is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Market Risk” and Note 3, “Rates and Regulatory Actions.”

Financial Information About Reportable Segments

Not applicable.

Rates and Regulation

Information on our rates and regulatory affairs is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 3, “Rates and Regulatory Actions.”

Sources and Availability of Raw Materials

Transportation and Storage Agreements

SJG has direct connections to the interstate pipeline systems of both Transcontinental Gas Pipe Line Company, LLC (Transco) and Columbia Gas Transmission, LLC (Columbia). During 2011, SJG purchased and had delivered approximately 37.7 million decatherms (MMdts) of natural gas for distribution to both on-system and off-system customers. Of this total, 22.7 MMdts were transported on the Transco pipeline system while 15.0 MMdts were transported on the Columbia pipeline system. Moreover, during 2011 third-party suppliers delivered 30.3 MMdts to SJG's system on behalf of end use customers behind our city gate stations. SJG also secures firm transportation and other long term services from one additional pipeline upstream of the Transco and Columbia systems. This upstream pipeline is owned by Dominion Transmission, Inc. (Dominion). Services provided by Dominion are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above-mentioned pipelines are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).  Unless otherwise indicated, our intentions are to renew or extend these service agreements before they expire.

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

Of the 280,525 dts/d of Transco services mentioned above, SJG has released a total of 39,800 dts/d of its long-haul FT and 25,565 dts/d of its market area FT service. These releases were made in association with SJG’s Conservation Incentive Program (CIP) discussed further under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.  In addition, SJG released 90,000 dts/d of market area FT SJRG as part of an Asset Management Agreement, discussed further in this section under “Gas Supplies.”

SJG currently has six (6) long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 5.0 MMdts. Through these agreements, SJG can inject gas into market and production area storages during periods of low demand and extract gas at a Maximum Daily Withdrawal Quantity (MDWQ) of up to 107,407 dts during periods of high demand. The longest term of these storage service agreements extends through 2013.

Dominion:

SJG subscribes to a firm storage service from Dominion, under its Rate Schedule GSS.  This storage has a MDWQ of 10,000 dts during the period between November 16 and March 31 of each winter season, with an associated total storage capacity of 423,000 dts.  Gas withdrawn from Dominion GSS storage is delivered through both the Dominion and Transco (Leidy Line) pipeline systems for delivery to SJG service territory.  The primary term of this agreement extends through March 31, 2015.

Columbia:

Entering 2011, SJG had two firm transportation agreements with Columbia which, at the time, provided for 45,022 dts/d of firm deliverability with each extending through October 31, 2019.   In 2011, SJG secured a third firm transportation agreement with Columbia for an incremental 9,000 dts/d of capacity the primary term of which extends through October 2012. When combined, these three agreements provide SJG with a total of 54,022 dts/d of firm transportation rights on Columbia. SJG had previously released 14,714 dts/d of this amount to SJRG in conjunction with its CIP thereby reducing the combined availability of firm transportation on the Columbia system to 30,308 dts/d.

SJG also subscribes to a firm storage service with Columbia under its Rate Schedule FSS along with an associated firm transportation service under Rate Schedule SST each of which extends through October 31, 2019. The Company has a total FSS MDWQ of 52,891 dts and with a related 3,473,022 dts of storage capacity. SJG released to SJRG 19,029 dts of its FSS MDWQ along with 1,249,485 dts of its FSS storage capacity. Additionally, SJG also released to SJRG 19,029 dts/d of its Columbia SST transportation service. Both releases made by SJG were in connection with its CIP and extend through September 30, 2014.

Gas Supplies

SJG has an Asset Management Agreement (AMA) with SJRG that extends through November 30, 2013.  Under this agreement SJG has released to SJRG its firm transportation rights equal to 90,000 dts/d of transportation capacity on Transco.  SJRG will manage this capacity and provide SJG with up to 90,000 dts/d of firm deliverability in the summer season and up to 90,000 dts/d of interruptible deliverability in the winter season.  SJRG will seek to optimize the capacity released under this AMA and will pay SJG a fee based on a sharing formula in the agreement.

In 2011, SJG entered into a long-term gas purchase agreement with Antero Resources Appalachian Corporation (Antero) the primary term of which extends through October 31, 2019. The maximum daily quantities (MDQ) available for purchase under this agreement initially starts at 6,250 dts/d and ratchets up to a MDQ of 25,000 dts/d. Gas purchased from Antero will be sourced in the Appalachian supply areas and delivered into the Columbia pipeline system for delivery to SJG.

Due to increased liquidity in the market place, all other gas supply agreements with third party suppliers are short-term agreements and SJG uses financial contracts secured through SJRG to hedge against forward price risk.  Short-term agreements typically extend between one day and several months in duration.

Supplemental Gas Supplies

During 2011, SJG entered into two seasonal Liquefied Natural Gas (LNG) sales agreements with a third party supplier. The term of the first agreement, which was used during the 2011 summer season to refill SJG’s storage tank, extended through October 31, 2011, and had an associated contract quantity of 210,000 dts. The second agreement was acquired to replenish LNG in storage during the 2011-2012 winter season.  This agreement extends through March 31, 2012 and provides SJG with up to 310,000 dts of LNG.

SJG operates peaking facilities which can store and vaporize LNG for injection into its distribution system. SJG’s LNG facility has a storage capacity equivalent to 434,300 dts of natural gas and has an installed capacity to vaporize up to 118,250 dts of LNG per day for injection into its distribution system.

Peak-Day Supply

SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees Fahrenheit (F). Gas demand on such a design day for the 2011-2012 winter season is estimated to be 458,180 dts. SJG projects that it has adequate supplies and interstate pipeline entitlements to meet its design requirements. SJG experienced its highest peak-day demand for calendar year 2011 of 414,100 dts on January 23rd while experiencing an average temperature of 18.2 degrees F that day.

Natural Gas Prices

SJG’s average cost of natural gas purchased and delivered in 2011, 2010 and 2009, including demand charges, was $6.11 per dt, $6.64 per dt and $8.38 per dt, respectively.

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

Employees

SJG had a total of 443 employees as of December 31, 2011. Of that total, 279 employees are unionized. There are 37 unionized employees represented by the International Brotherhood of Electrical Workers (IBEW) that operate under a collective bargaining agreement that runs through February 2013, with the option to extend until February 2014 at the union's election. The remaining unionized employees are represented by the International Association of Machinists and Aerospace Workers (IAM).    Employees represented by the IAM operate under a collective bargaining agreement that expires in August 2014.

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

•
The inability to obtain capital, particularly short-term capital from commercial banks, could negatively impact the daily operations and financial performance of SJG. SJG uses short-term borrowings under both a commercial paper program and committed and uncommitted credit facilities provided by commercial banks to supplement cash provided by operations, to support working capital needs, and to finance capital expenditures, as incurred. If the customary sources of short-term capital were no longer available due to market conditions, SJG may not be able to meet its working capital and capital expenditure requirements and borrowing costs could increase.

•
A downgrade in SJG’s credit ratings could negatively affect its ability to access adequate and cost effective capital. SJG’s ability to obtain adequate and cost effective capital depends largely on its credit ratings, which are greatly influenced by financial condition and results of operations. If the rating agencies downgrade SJG’s credit ratings, particularly below investment grade, SJG’s borrowing costs would increase. In addition, SJG would likely be required to pay higher interest rates in future financings and potential funding sources would likely decrease.

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

•
Climate change legislation could impact SJG’s financial performance and condition.  Climate change is receiving ever increasing attention from scientists and legislators alike.  The debate is ongoing as to the extent to which our climate is changing, the potential causes of this change and its future impacts.  Some attribute global warming to increased levels of greenhouse gases, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions.  The outcome of federal and state actions to address global climate change could result in a variety of regulatory programs including additional charges to fund energy efficiency activities or other regulatory actions.  These actions could affect the demand for natural gas and electricity, result in increased costs to our business and impact the prices we charge our customers.  Because natural gas is a fossil fuel with low carbon content, it is possible that future carbon constraints could create additional demands for natural gas, both for production of electricity and direct use in homes and businesses.  Any adoption by federal or state governments mandating a substantial reduction in greenhouse gas emissions could have far-reaching and significant impacts on the energy industry.  We cannot predict the potential impact of such laws or regulations on our future financial condition, results of operations or cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal property of SJG consists of its gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG’s distribution systems for delivery to customers. As of December 31, 2011, there were approximately 124.1 miles of mains in the transmission systems and 6,020 miles of mains in the distribution systems.

SJG owns 154 acres of land in Folsom, New Jersey, which is the site of its corporate headquarters. Approximately 140 acres of this property are deed restricted.  SJG also has office and service buildings at six other locations in the territory. There is a liquefied natural gas storage and vaporization facility at one of these locations.

As of December 31, 2011, SJG’s utility plant had a gross book value of $1.5 billion and a net book value, after accumulated depreciation, of $1.2 billion.  In 2011, $142.6 million was spent on additions to utility plant and there were retirements of property having an aggregate gross book cost of $12.4 million.

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

Item 3. Legal Proceedings

SJG is subject to claims which arise in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims.  The Company has accrued approximately $0.2 million and $1.4 million related to all claims in the aggregate, as of December 31, 2011 and 2010, respectively. Management does not believe that it is reasonably possible that there would be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims to have a material effect on our financial position, results of operations or liquidity.

Item 4. Mine Safety Disclosures

Not Applicable

Part II

Item 5. Market for the Registrant’s Common Equity
Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common equity securities of SJG, owned by its parent company, South Jersey Industries, Inc., are not traded on any stock exchange. SJG no longer has any preferred stock outstanding.

SJG is restricted under its First Mortgage Indenture, as supplemented, as to the amount of cash dividends or other distributions that may be paid on its common stock. As of December 31, 2011, these restrictions did not affect the amount that may be distributed from SJG’s retained earnings. Dividends of $12.7 million were declared and paid on SJG’s common stock in 2011 and $45.9 million were declared and paid in 2010.

Item 6. Selected Financial Data

The following financial data has been obtained from SJG’s audited financial statements (In thousands, except for Ratio Data and Customers):

	Year Ended December 31,
	2011	2010	2009	2008	2007
Operating Revenues	$412,449	$475,982	$484,376	$568,046	$630,547

Operating Income	$102,663	$90,701	$81,439	$84,417	$83,989

Net Income	$52,889	$43,925	$39,195	$39,431	$38,025

Average Shares of Common Stock Outstanding	2,339	2,339	2,339	2,339	2,339

Ratio of Earnings to Fixed Charges (1)	5.3x	5.1x	4.9x	4.4x	4.1x

	As of December 31,
	2011	2010	2009	2008	2007
Property, Plant and Equipment, Net	$1,158,029	$1,046,804	$961,165	$876,582	$847,691

Total Assets	$1,615,723	$1,468,635	$1,357,062	$1,354,015	$1,227,162

Capitalization:
Common Equity	$464,186	$426,885	$431,530	$401,739	$378,348
Long-Term Debt	362,813	340,000	250,000	269,873	294,873
Total Capitalization	$826,999	$766,885	$681,530	$671,612	$673,221
Total Customers	351,304	347,725	343,566	340,136	335,663

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

Our service territory covers approximately 2,500 square miles in the southern part of New Jersey. It includes 112 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1.2 million. We benefit from our proximity to Philadelphia, PA and Wilmington, DE on the western side of our service territory and Atlantic City, NJ and the popular shore communities on the eastern side. Continuing expansion of our infrastructure throughout our 7-county region has fueled annual customer growth and creates opportunities for future extension into areas not yet served by natural gas. In the past, economic growth in Atlantic City and the surrounding region has been primarily driven by new and proposed gaming and non-gaming investments that emphasize destination style attractions. While many of these new projects were suspended or postponed due to the current economic environment, construction activity has resumed in Atlantic City, most notably on a new entertainment resort expected to open in April 2012.  Combining with the gaming industry catalyst is the ongoing transition of southern New Jersey’s oceanfront communities from seasonal resorts to year round economies.  Building expansions in the medical, hospitality and education sectors throughout the service territory have contributed to our growth. Presently, we serve approximately 67% of households within our territory with natural gas.   We also serve southern New Jersey’s diversified industrial base that includes processors of petroleum and agricultural products; chemical, glass and consumer goods manufacturers; and high technology parks.

As of December 31, 2011, we served 351,304 residential, commercial and industrial customers in southern New Jersey, compared with 347,725 customers at December 31, 2010.  No material part of our business is dependent upon a single customer or a few customers. Gas sales, transportation and capacity release for 2011 amounted to 128.1 MMdts (million dekatherms), of which 54.9 MMdts were firm sales and transportation, 1.8 MMdts were interruptible sales and transportation and 71.4 MMdts were off-system sales and capacity release. The breakdown of firm sales and transportation includes 41.3% residential, 20.3% commercial, 24.3% industrial, and 14.1% cogeneration and electric generation. At year-end 2011, we served 327,678 residential customers, 23,169 commercial customers and 457 industrial customers.  This includes 2011 net additions of 3,432 residential customers and 159 commercial customers.

We make wholesale gas sales to gas marketers for resale and ultimate delivery to end users. These “off-system” sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed us to deliver gas at delivery points on the interstate pipeline system other than our own city gate stations and release excess pipeline capacity to third parties. During 2011, off-system sales amounted to 8.0 MMdts and capacity release amounted to 63.4 MMdts.

Supplies of natural gas available to us that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term “interruptible” is used in the sense that deliveries of natural gas may be terminated by us at any time if this action is necessary to meet the needs of higher priority customers as described in our tariffs. In 2011 usage by interruptible customers, excluding off-system customers, amounted to 1.8 MMdts, approximately 1.4% of the total throughput.

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

Customer Growth —    Southern New Jersey, our primary area of operations, has not been immune to the issues impacting the new housing market nationally.  However, net customers for SJG still grew 1.0% as we increased our focus on customer conversions.  In 2011, the 3,928 consumers converting their homes and businesses from other heating fuels, such as electric, propane or oil represented over 65% of the total new customer acquisitions for the year.  In comparison, conversions over the past five years averaged 3,071 annually.  Customers in our service territory typically base their decisions to convert on comparisons of fuel costs, environmental considerations and efficiencies.  As such, SJG began a comprehensive partnership with the State’s Office of Clean Energy to educate consumers on energy efficiency and to promote the rebates and incentives available to natural gas users.

Regulatory Environment - We are primarily regulated by the New Jersey Board of Public Utilities (BPU). The BPU sets the rates that we charge our rate-regulated customers for services provided and establishes the terms of service under which we operate. We expect the BPU to continue to set rates and establish terms of service that will enable us to obtain a fair and reasonable return on capital invested. The BPU approved a Conservation Incentive Program (CIP) effective October 1, 2006, discussed in greater detail under “Results of Operations,” that protects our net income from reductions in gas used by our residential, commercial, and small industrial customers.  In addition, in March 2011, the BPU approved an extension of the Capital Investment Recovery Tracker (CIRT II) allowing SJG to accelerate $60.3 million of capital spending into 2011 and 2012.   Under CIRT II, the Company capitalizes a return on CIRT II investments until they are recovered in rate base as utility plant in service.

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

Labor and Benefit Costs - Labor and benefit costs have a significant impact on our profitability. Benefit costs, especially those related to pension and health care, have risen in recent years. We sought to manage these costs by revising health care plans offered to existing employees, capping postretirement health care benefits, and changing health care and pension packages offered to new hires.  We expect savings from these changes to gradually increase as new hires replace retiring employees. In an effort to accelerate the realization of those benefits, we had offered a voluntary separation program at the beginning of 2010 to our unionized employees. Our workforce totaled 443 employees at the end of 2011, with 279 of that total unionized.

Balance Sheet Strength - Our goal is to maintain a strong balance sheet with an average annual equity-to-capitalization ratio of 46% to 50%. Our equity-to-capitalization ratio, inclusive of short-term debt, was 49% at the end of both 2011 and 2010. A strong balance sheet permits us the financial flexibility necessary to address volatile economic and commodity markets while maintaining a low-risk platform.

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

Pension contributions in both 2009 and 2010, coupled with improvements in equity markets during 2009 reduced the cost of providing such benefits in 2010, despite a 50 basis point decrease in the expected return on plan assets.

Continued improvements in the equity markets through 2010 allowed the cost of the employee pension and other postretirement benefit plans to decrease even further, partially offset by the negative effect of decreasing discount rates. SJG experienced increases in its officer pension plan, which was also impacted by the lower discount rate. As the officer pension plan contains no assets, it was not afforded the benefit of improvements in the equity markets. Additional information regarding investment returns and assumptions can be found in Pension and Other Postretirement Benefits in Note 11 to the financial statements.

The combination of slowing equity markets and lower discount rates in 2011, which are used in determining plan costs in 2012, are expected to increase the cost of providing such plans in 2012. However, SJG has taken measures to manage this increase by making a $19.8 million pension plan contribution in January, 2012. As such, the resulting financial impact on the company is not expected to be significant.

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

In April 2009, the BPU approved the Capital Investment Recovery Tracker (CIRT), an accelerated infrastructure investment program and an associated rate tracker, which allowed SJG to accelerate $103.0 million of capital spending into 2009 and 2010.  As stated above, the BPU authorized a Phase II of its rate case proceeding to address the recovery of investments in CIRT not rolled into rate base in its September 2010 rate case settlement. The CIRT allows SJG to earn a return of, and return on, investment as the capital is spent. In March 2011, the BPU approved an extension of the Capital Investment Recovery Tracker (CIRT II) allowing SJG to accelerate $60.3 million of capital spending into 2011 and 2012. Under CIRT II, the Company capitalizes a return on CIRT II investments until they are recovered in rate base as utility plant in service.

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

The effects of the CIP on our net income for the last three years and the associated weather comparisons were as follows ($’s in millions):

	2011	2010	2009
Net Income Benefit:
CIP – Weather Related	5.6	1.1	0.8
CIP – Usage Related	2.2	5.5	8.5
Total Net Income Benefit	$7.8	$6.6	$9.3

Weather Compared to 20-Year Average	10.0% warmer	2.2% warmer	1.1% warmer
Weather Compared to Prior Year	7.8% warmer	0.1% warmer	3.9% colder
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

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility.  The number of customers purchasing their natural gas from marketers averaged 37,829, 30,152, and 28,379 during 2011, 2010 and 2009, respectively.

RESULTS OF OPERATIONS

The following table summarizes the composition of selected gas utility data for the three years ended December 31 (in thousands, except for customer and degree day data):

	2011		2010		2009
Utility Throughput – dth:
Firm Sales -
Residential	20,332	16%	22,962	21%	22,736	23%
Commercial	5,426	4%	5,884	5%	6,063	6%
Industrial	319	—	292	—	331	1%
Cogeneration and electric generation	1,618	2%	1,167	1%	322	—
Firm Transportation -
Residential	2,382	2%	2,136	2%	2,005	2%
Commercial	5,715	4%	6,043	6%	5,930	6%
Industrial	13,024	10%	12,625	11%	12,002	12%
Cogeneration and electric generation	6,110	5%	5,500	5%	2,290	2%
Total Firm Throughput	54,926	43%	56,609	51%	51,679	52%
Interruptible Sales	13	—	52	—	5	—
Interruptible Transportation	1,769	2%	1,842	2%	2,314	2%
Off-System	8,009	6%	6,034	5%	6,282	7%
Capacity Release	63,413	49%	46,278	42%	38,387	39%
Total Utility Throughput	128,130	100%	110,815	100%	98,667	100%
Utility Operating Revenues:
Firm Sales-
Residential	$232,457	56%	$302,824	64%	$318,143	66%
Commercial	58,122	14%	67,967	14%	71,669	15%
Industrial	3,991	2%	3,573	1%	3,824	1%
Cogeneration and electric generation	9,469	2%	7,774	2%	2,709	1%
Firm Transportation -
Residential	15,161	4%	11,908	2%	10,491	2%
Commercial	22,500	5%	21,989	5%	19,722	4%
Industrial	18,827	5%	16,613	3%	14,751	3%
Cogeneration and electric generation	3,742	1%	4,598	1%	2,272	—
Total Firm Revenues	364,269	89%	437,246	92%	443,581	92%
Interruptible Sales	230	—	770	—	89	—
Interruptible Transportation	1,727	—	1,842	—	2,122	—
Off-System	37,413	9%	30,757	7%	32,978	7%
Capacity Release	7,534	2%	4,156	1%	4,282	1%
Other	1,276	—	1,211	—	1,324	—
Total Utility Operating Revenues	412,449	100%	475,982	100%	484,376	100%
Less:
Cost of sales	187,866		266,382		293,852
Conservation recoveries *	7,159		6,910		7,718
RAC recoveries *	6,579		6,863		5,189
EET Recoveries *	2,499		1,433		190
Revenue taxes	8,021		8,607		8,836

Utility Margin	$200,325		$185,787		$168,591
Utility Margin:
Residential	$124,882	62%	$115,697	62%	$104,373	62%
Commercial and industrial	52,356	26%	44,705	24%	39,853	24%
Cogeneration and electric generation	3,235	2%	2,957	2%	2,251	1%
Interruptible	136	—	177	—	144	—
Off-system & capacity release	1,829	1%	1,258	1%	1,416	1%
Other revenues	1,576	1%	2,158	1%	2,511	1%
Margin before incentive mechanisms	184,014	92%	166,952	90%	150,548	89%
CIRT mechanism	2,655	1%	7,523	4%	2,198	1%
CIP mechanism	13,270	7%	11,139	6%	15,809	10%
EET mechanism	386	—	173	—	36	—
Utility Margin	$200,325	100%	$185,787	100%	$168,591	100%
Number of Customers at Year End:
Residential	327,678	93%	324,246	93%	320,290	93%
Commercial	23,169	7%	23,010	7%	22,802	7%
Industrial	457	—	469	—	474	—
Total Customers	351,304	100%	347,725	100%	343,566	100%
Annual Degree Days:	4,226		4,582		4,588
* Represents expenses for which there is a corresponding credit in operating revenues. Therefore, such recoveries have no impact on our financial results.

Throughput - Total gas throughput increased 17.3 MMdts, or 15.6%, from 2010 to 2011. This increase was realized primarily in the Capacity Release markets. Capacity Release increased 17.1 MMdts during 2011, as compared with 2010, as a result of increased opportunity for such sales. Additional capacity became available during the latter part of 2010 as capacity previously transferred out of SJG under the provisions of the Conservation Incentive Program (CIP) was returned to the utility. Firm throughput decreased 1.7 MMdts, or 3.0%, during 2011, compared with 2010, as a result of 7.8% warmer weather, partially offset by customer growth. The Company added 3,579 customers over the twelve month period ended December 31, 2011, which represents a growth rate of 1.0%.

Total gas throughput increased 12.1 MMdts, or 12.3%, from 2009 to 2010.  The majority of the increase is attributable to higher capacity release, which increased by 7.9 MMdts over the prior year, as reflected in the table above.  More capacity became available during 2010 as capacity previously transferred out of SJG under the provisions of the CIP were returned to the utility. See additional discussion of the CIP under “Rates and Regulation.” In addition, cogeneration and electric generation sales and transportation throughput increased in 2010.  As the summer of 2010 was one of the hottest on record, higher electric consumption for air conditioning drove the demand for greater natural gas consumption by the region’s electric utility.  In the cogeneration market, a significant increase in transportation throughput was realized as a single customer increased its contract significantly to shift supply from its alternate pipeline supplier to SJG. Firm throughput also increased moderately due to the addition of 3,956 residential customers in 2010.

Operating Revenues – Revenues decreased $63.5 million, or 13.3%, during 2011, compared with 2010. Firm sales revenue decreased $73.0 million, or 16.7%, during 2011 versus 2010, as the result of lower natural gas costs, which precipitated two customer refunds in 2011 totaling $39.8 million, exclusive of sales tax which does not impact company revenues. The average cost of natural gas purchased during 2011 was $5.94 per dt, representing an 11.3% decrease relative to the average cost of $6.70 per dt during 2010.

While changes in gas costs and BGSS recoveries may fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuation in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed under "Margin."

Warmer weather during the year, primarily during the fourth quarter of 2011, also contributed to lower revenue. Weather was 7.8% warmer than last year and 10.0% warmer than normal.

Partially offsetting the negative impact of lower natural gas costs and warm weather on firm sales revenues was the impact of adding approximately 3,600 customers over the last twelve months, representing 1% growth.

OSS revenue and capacity release revenue increased $6.7 million and $3.4 million, respectively, during 2011 versus 2010, as both sales and capacity release volumetric throughput increased. As previously stated under "Throughput," this was made possible when additional capacity became available during the latter part of 2010, as capacity previously transferred out of SJG under the CIP was returned to SJG. As reflected in the Margin table above, the impact of the higher OSS and capacity release activity during 2011 did not have a material impact on the earnings of the Company, as SJG is required to share 85% of the profits of such activity with the ratepayers.

Revenues decreased $8.4 million, or 1.7%, during 2010 compared with 2009.  Firm revenues decreased $6.3 million, or 1.4%, primarily as a result of a lower BGSS rate in effect during 2010.  As previously discussed, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed under “Margin.”  There was also a $2.2 million decrease in OSS during 2010 versus 2009.  This decrease was primarily related to more volume being marketed as capacity release compared with 2009.

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

Total margin in 2011 increased $14.5 million, or 7.8%, from 2010 primarily due to a full year of the rate case settlement and approval of CIRT II , both discussed above under “Rates and Regulation,” customer additions and increased firm industrial customer usage.  The CIRT programs allow SJG to earn a return on approved infrastructure investments made under these programs.
Approximately $6.8 million of revenues previously recovered through the CIRT were moved into base rates beginning in September 2010, see additional discussion in Note 3 of the Notes to Financial Statements.

The CIP protected $13.3 million of pre-tax margin in 2011 that would have been lost due to lower customer usage, compared to $11.1 million in 2010.  Of these amounts, $9.6 million and $1.9 million were related to weather variations and $3.7 million and $9.2 million were related to other customer usage variations in 2011 and 2010, respectively.

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

Operating Expenses - A summary of changes in other operating expenses (in thousands):

	2011 vs. 2010	2010 vs. 2009
Operations	$888	$4,728
Maintenance	$1,572	$2,681
Depreciation	$1,039	$2,463
Energy and Other Taxes	$(478)	$(58)
Operations – Operations expense increased $0.9 million during 2011 as compared with 2010. The increases are primarily comprised of the following:

•
Spending under the New Jersey Clean Energy Program and Energy Efficiency Programs increased $1.3 million in 2011, compared with 2010. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during 2011.

•
Amortization of previously deferred regulatory expenses increased $0.8 million during 2011, compared with 2010. Recovery of these costs was approved in the Company's September 2010 rate case settlement; therefore, such cost recognition is offset by a corresponding increase in revenue.

•	Corporate support, governance and compliance costs, primarily attributable to our parent, SJI, increased $1.3 million during 2011, compared with 2010.

Partially offsetting the expense increases noted above was a $1.5 million decrease in SJG's reserve for uncollectible accounts. Changes in the uncollectible reserve are the result of fluctuations in levels of customer accounts receivable balances, which were lower as of December 31, 2011 due to a very warm winter season and a $20.0 million customer bill credit during December 2011. In addition, SJG benefited from a $1.1 million decrease in its reserve for pending litigation due to successful outcomes in various matters during 2011.

Operations expense increased $4.7 million during 2010, as compared with 2009.  The increases are primarily comprised of the following:

•
Expense associated with the write-off of uncollectible customer accounts receivable increased $1.1 million in 2010, as compared with 2009.  This increase in write-offs resulted from an increase in the aging of receivables.

•
SJG also increased its reserve for uncollectible accounts, resulting in $0.4 million of additional expense in 2010, as compared to 2009.  Changes in the uncollectible reserve are the result of fluctuations in levels of customer accounts receivable balances, which are higher as of December 31, 2010 due to a colder winter season.

•	Higher bank fees required to support credit availability and the Company’s variable-rate debt contributed an incremental $0.7 million of additional cost in 2010.

•
Payroll expense increased $1.1 million for 2010, as compared with 2009. This was the result of annual compensation increases, additional overtime required to address the impact of unusually inclement weather on the Company’s distribution system, and a voluntary separation program offered in the early part of 2010 to our unionized workforce in an effort to reduce future labor costs.

•	SJG also experienced a $0.7 million increase in expense associated with corporate support, governance and compliance costs, primarily attributable to our parent, SJI, in 2010.

•
Spending under the New Jersey Clean Energy Program and Energy Efficiency Programs experienced a net increase $0.4 million in 2010, as compared to 2009.  As previously stated, such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during 2010.

Maintenance – Maintenance expense increased $1.6 million during 2011, compared with 2010, due to the BPU-approved amortization and recovery of previously deferred maintenance costs, primarily those associated with a federally mandated pipeline integrity management program. Such amortizations, which are being recovered through an offsetting amount in revenues beginning in September 2010, increased $1.0 million during 2011. The impact of a hurricane and flooding during the third quarter of 2011 resulted in additional costs compared with 2010. The Company also incurred increased maintenance costs in other areas of operations; however, these increases were partially offset by lower levels of Remediation Adjustment Clause (RAC) amortization. As discussed in Notes 3 and 4 to the Financial Statements, RAC costs are recovered from ratepayers; therefore, SJG experienced an offsetting change in revenue during the year.

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

Depreciation - Depreciation expense increased $1.0 million and $2.5 million in 2011 and 2010, respectively, due mainly to our continuing investment in utility plant. SJG’s investment in utility plant during 2011, 2010 and 2009 was $142.6 million, $115.5 million and $98.7 million, respectively.  The increased spending in recent years was a direct result of the State’s stimulus efforts, which included the approval of SJG’s Capital Investment Recovery Tracker, as discussed under “Rates and Regulation.” Partially offsetting the 2011 increase in depreciation expense is an annual credit of $1.2 million. This credit represents the return of excess plant removal costs previously recovered through depreciation rates charges to customers, as agreed upon in SJG's September 2010 base rate case settlement.

Energy and Other Taxes – Energy and Other Taxes decreased $0.5 million during 2011, compared with 2010, primarily due to lower taxable firm throughput in 2011. This resulted from weather that was 7.8% warmer than last year, partially offset by the impact of a 1.0% increase in the number of customers served over the twelve month period ended December 31, 2011. Additional weather information can be found above under the caption "Conservation Incentive Program (CIP)."

Energy and Other Taxes decreased $0.1 million during 2010, compared with 2009, primarily due to lower taxable firm throughput in 2010.  While total throughput increased, as previously discussed under “Throughput,” each market experiencing a significant increase in throughput is exempt from utility energy taxes.  Therefore, a corresponding increase in energy and other taxes did not result.

Other Income and Expense - Other Income and Expense increased $2.9 million during 2011, compared with 2010. With the approval of the Company's CIRT II in March 2011, the Company is permitted to recognize interest on construction on its qualified incremental spending. While the debt-related component of the interest charge is credited against interest charges, the equity-related component of the interest charge is recognized as Other Income. This incremental income totaled $1.1 million during 2011. In addition, SJG recognized a gain of $0.6 million on the sale of certain available-for-sale securities during the first quarter of 2011. Other Income was negatively impacted during 2010 as a result of a $0.7 million settlement reached with the Federal Energy Regulatory Commission (FERC) to resolve an outstanding dispute. Additional details concerning this settlement can be found in Item 8.01, Other Events, of SJI’s Form 8-K filed on September 28, 2010.

Other income and expense was $0.8 million lower in 2010, when compared with 2009, primarily due to an agreement reached with the FERC to resolve an outstanding dispute.  As previously mentioned, this settlement approximated $0.7 million.

Interest Charges – Interest charges increased $1.3 million during 2011, compared with 2010, primarily due to the issuance of $115.0 million aggregate principal long-term debt issued during 2010 at higher interest rates than the short-term debt previously used to finance our capital program through most of 2010. This was partially offset by the positive impact of retiring $25.0 million of SJG's higher priced long-term debt during 2011.

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

Cash Flows from Operating Activities - Cash generated from operating activities constitutes our primary source of liquidity and varies from year-to-year due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and recoveries provided through our various rate mechanisms. Net cash provided by operating activities was $110.5 million in 2011, $112.6 million in 2010 and $122.9 million in 2009.

Cash provided by operating activities declined slightly in 2011 as compared with 2010 primarily as a result of two BGSS bill credits posted to customer accounts in March and December which totaled $39.8 million, and higher planned environmental remediation costs in 2011. These factors offset the working capital benefits of continued lower natural gas costs and lower demand due to milder weather during the fourth quarter of 2011.

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

Cash Flows from Investing Activities - We have a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital expenditures was $142.6 million, $115.5 million and $98.7 million in 2011, 2010 and 2009, respectively, primarily due to infrastructure improvements that continue to support SJG’s growth.  The increased capital expenditures during the past three years were the direct result of the Company’s CIRT program which began in 2009.  See additional details under “Rates and Regulation.”

For capital expenditures, including those under the CIRT, SJG will use short-term borrowings under both our commercial paper program and lines of credit from commercial banks to finance capital expenditures as incurred.  From time to time, the Company will refinance the short-term debt incurred to support capital expenditures with long-term debt.

Cash Flows from Financing Activities - We use short-term borrowings under both our commercial paper program and lines of credit from commercial banks to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, we refinance short-term debt incurred to finance capital expenditures with long-term debt. Debt is incurred primarily to expand and upgrade our gas transmission and distribution system and to support seasonal working capital needs related to inventories and customer receivables.

Credit facilities and available liquidity as of December 31, 2011 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper/Revolving Credit Facility	$200,000	$126,600	$73,400	May 2015 (A)

Uncommitted Bank Lines	20,000	—	20,000	Various

Total	$220,000	$126,600	$93,400
(A)  A new revolving credit facility was established by SJG in May 2011.  The SJG facility is a $200.0 million, four-year facility, provided by a syndicate of banks.  The revolving credit facility contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1, measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of December 31, 2011. This facility replaces SJG’s $100.0 million revolving credit facility and $40.0 million committed line of credit, both of which would otherwise have expired in August of 2011.

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

Average borrowings outstanding under these credit facilities during the twelve months ended December 31, 2011 and 2010 were $71.6 million and $89.3 million, respectively.  The maximum amount outstanding under these credit facilities during the twelve months ended December 31, 2011 and 2010 were $139.9 million and $130.9 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our future liquidity needs.

SJG supplements its operating cash flow and credit lines with both debt and equity capital.  Over the years, the Company has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance our long-term borrowing needs.  These needs are primarily capital expenditures for property, plant and equipment.  During the third quarter of 2011, SJG entered into an arrangement to issue $35.0 million aggregate principal amount of MTNs under a private placement to occur in April 2012 and repaid $25.0 million of First Mortgage Bonds.

 In March, June and December 2010, SJG issued $15.0 million, $45.0 million and $55.0 million aggregate principal amounts, respectively, of its MTNs under private placements.  In November 2009, SJG completed an early redemption of $9.9 million of 6.5% bonds due in 2016.  We redeemed this debt early to achieve significant interest expense savings due to the low interest rates available to SJG. We repaid long-term debt totaling $25.0 million, $10.0 million and $9.9 million in 2011, 2010 and 2009, respectively.

SJG's $150.0 million Medium Term Note (MTN) program that was approved by the BPU in September 2009 expired in September 2011. In December 2011, SJG received approval from the BPU to issue up to $200.0 million in long-term debt by September 2014.

In February 2012, SJG called its $35.0 million, 7.7% MTN's due April 2027 at par plus a 2% premium. The early redemption will occur concurrently with the issuance of $35.0 million, 3.74% MTN's in April 2012, as discussed in Note 7.

SJI contributed no capital to us in 2011, 2010 or 2009.

As of December 31, our capital structure was as follows:

	2011	2010
Common Equity	49%	49%
Long-Term Debt	38%	44%
Short-Term Debt	13%	7%

Total	100%	100%

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for capital expenditures for the year of 2011 amounted to $142.6 million. Management estimates net cash outflows for construction projects for 2012, 2013 and 2014, to be approximately $134.9 million, $106.0 million and $105.0 million, respectively.  Costs for remediation projects, net of insurance reimbursements, for the year of 2011 amounted to net cash outflows of $13.6 million.  Total cash outflows for remediation projects are expected to be $18.7 million, $14.5 million and $9.6 million for 2012, 2013, and 2014, respectively.  As discussed in Notes 3 and 12 to the Financial Statements in Item 8, environmental remediation costs are subject to recovery from insurance carriers and ratepayers.

STANDBY LETTER OF CREDIT - SJG provided a $25.2 million letter of credit, under a separate credit facility from those it borrows under to provide liquidity support for the remarketing of variable-rate demand bonds issued through the NJEDA. The bonds were used to finance the expansion of SJG’s natural gas distribution system as discussed in Note 7 to the financial statements.  As of December 31, 2010, these bonds were included in the current portion of long-term debt because this letter of credit expired during 2011.  The replacement letter of credit expires in August 2015, and as a result, the related bonds are now included in long-term debt as of December 31, 2011.

We have certain commitments for both pipeline capacity and gas supply for which we pay fees regardless of usage. Those commitments as of December 31, 2011, average $44.5 million annually and total $207.2 million over the contracts’ lives. Approximately 37% of the financial commitments under these contracts expire during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. We recover all prudently incurred fees through rates via the Basic Gas Supply Service clause.

In addition, in the normal course of business, SJG has entered into long-term contracts for natural gas supplies.  SJG has committed to purchase a minimum of 6,250 dts/d and up to 25,000 dts/d of natural gas, from one supplier, for a term of eight years at index-based prices. The obligation for this purchase has not been included in the Company's contractual obligations discussed below because the actual volumes and prices are not fixed.

The following table summarizes our contractual cash obligations and their applicable payment due dates as of December 31, 2011 (in thousands):

Contractual Cash Obligations	Total	Up to 1 Year	Years 2 & 3	Years 4 & 5	More than 5 Years
Principal Payments on Long-Term Debt	$365,000	$2,187	$50,375	$43,193	$269,245
Interest on Long-Term Debt	224,222	19,082	36,461	32,034	136,645
Operating Leases	154	71	64	19	—
Construction Obligations	2,137	2,137	—	—	—
Commodity Supply Purchase Obligations	296,714	122,749	82,105	26,477	65,383
New Jersey Clean Energy Program (Note 3)	12,802	12,802	—	—	—
Other Purchase Obligations	481	481	—	—	—

Total Contractual Cash Obligations	$901,510	$159,509	$169,005	$101,723	$471,273

Expected environmental remediation costs, asset retirement obligations and the liability for unrecognized tax benefits are not included in the table above as the total obligation cannot be calculated due to the subjective nature of these costs and timing of anticipated payments. SJG made contributions to its employee pension plans totaling $19.8 million in January 2012.  However, future pension contributions beyond 2012 cannot be determined at this time. Our regulatory obligation to contribute $3.6 million annually to our postretirement benefit plans’ trusts, as discussed in Note 11 to the financial statements, is also not included as its duration is indefinite.

Off-Balance Sheet Arrangements - We have no off-balance sheet financing arrangements.

Pending Litigation - SJG is subject to claims which arise in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims.  The Company has accrued approximately $0.2 million and $1.4 million related to all claims in the aggregate, as of December 31, 2011 and 2010, respectively. Management does not believe that it is reasonably possible that there would be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims to have a material effect on our financial position, results of operations or liquidity.

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

We transact commodities on a physical basis and typically do not enter into financial derivative positions directly. South Jersey Resources Group, LLC, (SJRG) an affiliate by common ownership, manages our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. It is management’s policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. The majority of our contracts are typically less than 12-months long. The fair value and maturity of all these energy trading and hedging contracts determined using mark-to-market accounting as of December 31, 2011 is as follows (in thousands):

Assets:		Maturity	Maturity
	Source of Fair Value	<1 Year	1 - 3 Years	Total
Prices Actively Quoted	NYMEX	$—	$—	$—
Other External Sources	Basis	2,263	—	2,263
Total		$2,263	$—	$2,263

Liabilities:		Maturity	Maturity
	Source of Fair Value	<1 Year	1 - 3 Years	Total
Prices Actively Quoted	NYMEX	$10,051	$1,122	$11,173
Other External Sources	Basis	1,334	—	1,334
Total		$11,385	$1,122	$12,507

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts are 10.1 MMdts with a weighted-average settlement price of $4.40 per dt.  Contracted volumes of our Basis contracts are 3.3 MMdts with a weighted-average settlement price of $.53 per dt.

A reconciliation of our estimated net fair value of energy-related derivatives, including energy trading and hedging contracts follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2011	$(4,967)
Contracts Settled During 2011, Net	5,543
Other Changes in Fair Value from Continuing and New Contracts, Net	(10,820)
Net Derivatives — Energy Related Liability, December 31, 2011	$(10,244)

The change in our derivative position from a $5.0 million liability at December 31, 2010 to a $10.2 million liability at December 31, 2011 is primarily due to the change in value of our financial positions held with SJRG.  As of December 31, 2011 the average future price was approximately $4.26 per dt vs. $4.79 per dt as of December 31, 2010.

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at December 31, 2011, was $126.6 million and averaged $71.6 million during 2011. The months where average outstanding variable-rate debt was at its highest and lowest levels were December, at $139.9 million, and April, at $12.7 million. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $429,000 increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2011 - 14 b.p. decrease; 2010 – 5 b.p. increase; 2009 – 29 b.p. decrease; 2008 - 317 b.p. decrease; and 2007 – 36 b.p. decrease.  As of December 31, 2011, our average borrowing cost, which changes daily, was 0.62%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of December 31, 2011, the interest costs on all of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
South Jersey Gas Company
Folsom, New Jersey

We have audited the accompanying balance sheets of South Jersey Gas Company (the "Company") as of December 31, 2011 and 2010, and the related statements of income, cash flows, changes in common equity and comprehensive income for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)2.  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of South Jersey Gas Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 28, 2012

SOUTH JERSEY GAS COMPANY
STATEMENTS OF INCOME
(In Thousands)

	Year Ended December 31,
	2011	2010	2009
Operating Revenues	$412,449	$475,982	$484,376
Operating Expenses:
Cost of Sales (Excluding depreciation)	187,866	266,382	293,852
Operations	68,149	67,261	62,533
Maintenance	13,122	11,550	8,869
Depreciation	30,358	29,319	26,856
Energy and Other Taxes	10,291	10,769	10,827
Total Operating Expenses	309,786	385,281	402,937
Operating Income	102,663	90,701	81,439
Other Income and Expense	3,429	543	1,302
Interest Charges	(18,922)	(17,641)	(16,442)
Income Before Income Taxes	87,170	73,603	66,299
Income Taxes	(34,281)	(29,678)	(27,104)
Net Income	$52,889	$43,925	$39,195

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net Income	$52,889	$43,925	$39,195
Provided by Operating Activities:
Depreciation and Amortization	41,959	39,502	34,507
Provision for Losses on Accounts Receivable	1,410	3,741	2,418
CIP Receivable	(1,289)	4,381	5,376
Deferred Gas Costs - Net of Recoveries	(37,343)	22,492	(7,910)
Deferred SBC Costs - Net of Recoveries	(4,402)	(2,344)	(119)
Environmental Remediation Costs - Net of Recoveries	(13,612)	(3,530)	(444)
Deferred and Noncurrent Income Taxes and Credits - Net	35,037	24,540	22,104
Gas Plant Cost of Removal	(1,590)	(1,596)	(1,678)
Changes in:
Accounts Receivable	37,428	(13,262)	3,526
Inventories	(6,285)	5,945	47,934
Prepaid and Accrued Taxes - Net	(7,831)	(8,744)	4,321
Other Prepayments and Current Assets	(1,420)	(105)	168
Gas Purchases Payable	(9,048)	7,285	(16,957)
Accounts Payable and Other Accrued Liabilities	21,079	(4,017)	(5,856)
Other Assets	(6,294)	(5,886)	(2,132)
Other Liabilities	9,789	252	(1,534)

Net Cash Provided by Operating Activities	110,477	112,579	122,919

Cash Flows from Investing Activities:
Capital Expenditures	(142,570)	(115,466)	(98,673)
Investment in Long-Term Receivables	(4,926)	(3,313)	(4,730)
Proceeds from Long-Term Receivables	6,312	2,901	5,399
Net Proceeds from (Purchase of) Restricted Investments in Margin Account	2,103	(4,169)	—

Net Cash Used in Investing Activities	(139,081)	(120,047)	(98,004)

Cash Flows from Financing Activities:
Net Borrowings from (Repayments of) Lines of Credit	67,700	(50,500)	(5,150)
Proceeds from Issuance of Long-Term Debt	—	115,000	—
Principal Repayments of Long-Term Debt	(25,000)	(10,000)	(9,873)
Payments for Issuance of Long-Term Debt	(43)	(1,215)	(178)
Dividends on Common Stock	(12,664)	(45,905)	(10,002)
Excess Tax Benefit from Restricted Stock Plan	85	125	53

Net Cash Provided by (Used in) Financing Activities	30,078	7,505	(25,150)

Net Increase (Decrease) in Cash and Cash Equivalents	1,474	37	(235)
Cash and Cash Equivalents at Beginning of Period	2,030	1,993	2,228

Cash and Cash Equivalents at End of Period	$3,504	$2,030	$1,993

Supplemental Disclosures of Cash Flow Information
Interest (Net of Amounts Capitalized)	$20,068	$17,611	$17,926
Income Taxes (Net of Refunds)	$(1,044)	$14,816	$(4,308)

Supplemental Disclosures of Noncash Investing Activities
Property and equipment acquired on account but not paid at year-end	$12,171	$14,906	$19,166
The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
BALANCE SHEETS
(In Thousands)

	December 31,
	2011	2010
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$1,515,274	$1,384,797
Accumulated Depreciation	(357,245)	(337,993)
Property, Plant and Equipment – Net	1,158,029	1,046,804

Investments:
Available-for-Sale Securities	6,655	6,700
Restricted Investments	2,198	4,301
Total Investments	8,853	11,001

Current Assets:
Cash and Cash Equivalents	3,504	2,030
Accounts Receivable	24,800	37,619
Accounts Receivable - Related Parties	1,122	4,885
Unbilled Revenues	31,978	58,197
Provision for Uncollectibles	(3,060)	(4,577)
Natural Gas in Storage, average cost	27,251	20,109
Materials and Supplies, average cost	1,654	2,511
Deferred Income Taxes – Net	6,301	—
Prepaid Taxes	17,296	15,907
Derivatives - Energy Related Assets	2,263	5,864
Other Prepayments and Current Assets	3,773	2,353
Total Current Assets	116,882	144,898

Regulatory and Other Noncurrent Assets:
Regulatory Assets	315,221	248,413
Unamortized Debt Issuance Costs	6,198	6,718
Long-Term Receivables	8,345	7,285
Derivatives - Energy Related Assets	—	1,005
Other	2,195	2,511
Total Regulatory and Other Noncurrent Assets	331,959	265,932

Total Assets	$1,615,723	$1,468,635

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
BALANCE SHEETS
(In Thousands, except for share data)

	December 31,
	2011	2010
Capitalization and Liabilities

Common Equity:
Common Stock, Par Value $2.50 per share: Authorized - 4,000,000 shares Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	200,926	200,841
Accumulated Other Comprehensive Loss	(12,129)	(9,120)
Retained Earnings	269,541	229,316
Total Common Equity	464,186	426,885

Long-Term Debt	362,813	340,000

Total Capitalization	826,999	766,885

Current Liabilities:
Notes Payable	126,600	58,900
Current Portion of Long-Term Debt	2,187	50,000
Accounts Payable – Commodity	17,867	26,915
Accounts Payable – Other	28,280	19,628
Accounts Payable - Related Parties	6,571	10,830
Derivatives - Energy Related Liabilities	11,385	11,406
Deferred Income Taxes – Net	—	4,982
Customer Deposits and Credit Balances	24,387	10,525
Environmental Remediation Costs	23,009	25,662
Taxes Accrued	1,774	1,915
Pension Benefits	1,240	1,182
Interest Accrued	6,240	7,011
Other Current Liabilities	6,016	5,156
Total Current Liabilities	255,556	234,112

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	48,311	69,248
Deferred Income Taxes – Net	285,159	239,648
Environmental Remediation Costs	66,975	61,731
Asset Retirement Obligations	29,388	27,925
Pension and Other Postretirement Benefits	90,055	59,754
Investment Tax Credits	905	1,207
Derivatives - Energy Related Liabilities	1,122	430
Derivatives – Other	8,146	3,150
Other	3,107	4,545
Total Regulatory and Other Noncurrent Liabilities	533,168	467,638

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$1,615,723	$1,468,635

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CHANGES IN COMMON EQUITY AND COMPREHENSIVE INCOME
(In Thousands)

	Common Stock	Other Paid-In Capital and Premium on Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2009	$5,848	$200,663	$(6,875)	$202,103	$401,739
Net Income				39,195	39,195
Other Comprehensive Income (Loss), Net of Tax: (a)
Postretirement Liability Adjustment			(15)		(15)
Unrealized Gain on Available-for-Sale Securities			533		533
Unrealized Gain on Derivatives			27		27
Other Comprehensive Income, Net of Tax: (a)					545
Comprehensive Income					39,740
Cash Dividends Declared – Common Stock				(10,002)	(10,002)
Excess Tax Benefit from Restricted Stock Plan		53			53

Balance at December 31, 2009	5,848	200,716	(6,330)	231,296	431,530
Net Income				43,925	43,925
Other Comprehensive Income (Loss), Net of Tax: (a)
Postretirement Liability Adjustment			(3,156)		(3,156)
Unrealized Gain on Available-for-Sale Securities			339		339
Unrealized Gain on Derivatives			27		27
Other Comprehensive Loss, Net of Tax: (a)					(2,790)
Comprehensive Income					41,135
Cash Dividends Declared – Common Stock				(45,905)	(45,905)
Excess Tax Benefit from Restricted Stock Plan		125			125

Balance at December 31, 2010	5,848	200,841	(9,120)	229,316	426,885
Net Income				52,889	52,889
Other Comprehensive Income (Loss), Net of Tax: (a)
Postretirement Liability Adjustment			(2,676)		(2,676)
Unrealized Loss on Available-for-Sale Securities			(360)		(360)
Unrealized Gain on Derivatives			27		27
Other Comprehensive Loss, Net of Tax: (a)					(3,009)
Comprehensive Income					49,880
Cash Dividends Declared – Common Stock				(12,664)	(12,664)
Excess Tax Benefit from Restricted Stock Plan		85			85

Balance at December 31, 2011	$5,848	$200,926	$(12,129)	$269,541	$464,186

 (a)  Determined using a combined statutory tax rate of 41%.

Disclosure of Changes in Accumulated Other Comprehensive Loss Balances (a)
(In Thousands)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized (Loss) Gain on Derivatives	Accumulated Other Comprehensive Loss
Balance at January 1, 2009	$(5,428)	$(718)	$(729)	$(6,875)
Changes During Year	(15)	533	27	545
Balance at December 31, 2009	(5,443)	(185)	(702)	(6,330)
Changes During Year	(3,156)	339	27	(2,790)
Balance at December 31, 2010	(8,599)	154	(675)	(9,120)
Changes During Year	(2,676)	(360)	27	(3,009)
Balance at December 31, 2011	$(11,275)	$(206)	$(648)	$(12,129)

(a)  Determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Entity - South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of South Jersey Gas Company (SJG). In our opinion, the financial statements reflect all normal and recurring adjustments needed to fairly present our financial position and operating results at the dates and for the periods presented.

Equity Investments - Marketable equity securities that are purchased as long-term investments are classified as Available-for-Sale Securities and carried at their fair value on our balance sheets. Any unrealized gains or losses are included in Accumulated Other Comprehensive Loss.  An impairment loss is recorded when there is clear evidence that a decline in value is other than temporary.   No impairment losses were recorded on Investments during 2011, 2010 or 2009.

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

Revenue Based Taxes - We collect certain revenue-based energy taxes from our customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both revenues and cost of sales and totaled $8.0 million, $8.6 million and $8.8 million in 2011, 2010 and 2009, respectively.

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

Property, Plant & Equipment - For regulatory purposes, utility plant is stated at original cost, which may be different than our cost if the assets were acquired from another regulated entity. The cost of adding, replacing and renewing property is charged to the appropriate plant account. Utility Plant balances as of December 31, 2011 and 2010 were comprised of the following (in thousands):

	2011	2010
Utility Plant:
Production Plant	$299	$302
Storage Plant	18,894	12,390
Transmission Plant	237,375	214,544
Distribution Plant	1,172,462	1,084,989
General Plant	51,621	50,862
Other Plant	3,665	3,665
Utility Plant in Service	1,484,316	1,366,752
Construction Work in Progress	30,958	18,045
Total Utility Plant	$1,515,274	$1,384,797

The increase in Construction Work in Progress is related to projects for information technology and transmission, some of which are part of the Company’s Capital Recovery Tracker (CIRT) program, as discussed under Note 3.

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

ARO activity during 2011 and 2010 was as follows (in thousands):

	2011	2010
ARO as of January 1,	$27,925	$22,960
Accretion	1,396	479
Additions	460	242
Settlements	(872)	(29)
Revisions in Estimated Cash Flows *	479	4,273
ARO as of December 31,	$29,388	$27,925
* The revision in estimated cash flows reflects an increase in the contractual cost to settle the ARO. A corresponding increase was made to regulatory assets, thus having no impact on earnings.

Depreciation - We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.3% in 2011, 2.4% in 2010 and 2.3% in 2009. The actual composite rate may differ from the approved rate as the asset mix changes over time. Except for retirements outside of the normal course of business, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage.

Capitalized Interest - We capitalize interest on construction at the rate of return on rate base utilized by the BPU to set rates in our last base rate proceeding (See Note 3). Capitalized interest is included in Utility Plant on the balance sheets. Interest Charges are presented net of capitalized interest on the statements of income.  We capitalized interest of $1.1 million in 2011, $0.4 million in 2010 and $0.3 million in 2009.

Impairment of Long-Lived Assets - We review the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the years ended 2011, 2010 and 2009, no significant impairments were identified.

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

NEW ACCOUNTING PRONOUNCEMENTS —Other than as described below, no new accounting pronouncement issued or effective during 2011 and 2010 had, or is expected to have, a material impact on the financial statements.

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU amends ASC Topic 820 to include a consistent definition of the term “fair value” and set forth common requirements for measuring fair value and disclosing information about fair value measurements in financial statements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have an impact on our financial statement results.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In January 2012, the FASB issued ASU 2011-12, Deferral of the Effective Date for the Presentation of Reclassification Adjustments Out of Accumulated Other Comprehensive Income, which defers the provisions related to the presentation of reclassification adjustments.The other portions of the ASU remain unchanged and will become effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance will modify our financial statement presentation, but will not have an impact on our financial statement results.

In January 2012, the FASB issued ASU 2011-11, Enhanced Disclosure Requirements Concerning Offsetting of Financial Assets and Financial Liabilities. This ASU amends ASC 210-20 to add disclosure requirements in respect of the offsetting of financial assets and financial liabilities. The new guidance is effective for fiscal years beginning on or after January 1, 2013. Management is currently evaluating the impact that the adoption of this guidance will have on the Company’s financial statements.

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

The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at December 31, 2011, and the assumptions used to estimate the fair value of the awards:

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

The cost of restricted stock awards was $0.4 million in the year ended December 31, 2011, and $0.3 million in each of the years ended December 31, 2010 and 2009. Of these costs, $0.2 million was capitalized to Utility Plant in each of those years.

As of December 31, 2011, there was $0.4 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes information regarding restricted stock award activity during 2011, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2011	18,342	$39.170
Granted	7,544	$50.940
Vested*	(8,318)	$39.350
Nonvested Shares Outstanding, December 31, 2011	17,568	$44.139

*
Actual shares expected to be awarded to SJG officers and other key employees during the first quarter of 2012, including dividend equivalents and adjustments for performance measures, total 7,098 shares.

During 2011, SJG awarded 15,186 shares that had vested at December 31, 2010, to officers and other key employees at a market value of $0.8 million. During 2010, 14,400 shares were awarded to officers and other key employees at a market value of $0.5 million. As discussed earlier, we have a policy of making cash payments to SJI to satisfy our allocated obligations under this plan. Cash payments to SJI during 2011 and 2010, were approximately $0.3 million relative to stock awards. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

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

Regulatory actions regarding the BGSS were as follows:

•	June 2009 - We made our annual BGSS filing to the BPU requesting a $54.7 million reduction, or 17.5% decrease, in gas costs recoveries in response to projected decreases in wholesale gas costs.

•	August 2009 - The BPU issued an Order finalizing the 2008-2009 provisional BGSS costs.

•	September 2009 - The BPU approved, on a provisional basis, SJG’s request for a $54.7 million, or 17.5%, reduction in gas cost recoveries.

•	June 2010 – We made our annual BGSS filing to the BPU requesting a $38.0 million, or 13.9%, reduction in gas cost recoveries in response to projected decreases in wholesale gas costs.

•	September 2010 – The BPU approved, on a provisional basis, SJG’s request for a $38.0 million, or 13.9%, reduction in gas cost recoveries.

•	March 2011 - We credited the accounts of our periodic BGSS customers with refunds totaling $21.1 million due to gas costs that were lower than projected during the winter season.

•	June 2011 - We filed our annual BGSS filing with the BPU requesting a $10.6 million, or 2.9%, reduction in rates commencing on October 1, 2011.

•
September 2011 - The BPU issued an Order finalizing the 2010-2011 provisional BGSS rate and approved, on a provisional basis, SJG's request for a $10.6 million, or 2.9%, reduction in gas cost recoveries.

•	December 2011 - We credited the accounts of our periodic BGSS customers with refunds totaling $18.7 million due to gas costs that were lower than projections.

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

•
June 2011 - We made our annual CIP filing to the BPU requesting recovery of $2.5 million which includes a $2.7 million credit to customers for the current 2011-2012 CIP year and prior year carryovers of $5.2 million. The CIP credit of $2.7 million includes $1.3 million non-weather related credits and $1.4 million weather related credits.

•
September 2011 - The BPU issued an Order finalizing the 2010-2011 provisional CIP rates and also approved, on a provisional basis, the 2011-2012 CIP rates filed in June 2011, effective October 1, 2011.

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

•
March 2011 - The BPU approved a CIRT II program allowing the Company to accelerate an additional $60.3 million of capital spending into 2011 and 2012. Under CIRT II, the Company will continue to earn a return of, and return on, investment as the capital is spent, as it did under the original CIRT.

•
June 2011 - The Company filed a petition with the BPU requesting the recovery of a portion of CIRT II investments via a roll-in to rate base, and requested to increase the base rates by 0.5% effective October 1, 2011. This petition is currently pending.

•
October 2011 - The Company filed a petition with the BPU requesting to modify and extend the CIRT II program. The petition requested an additional incremental investment of $40.0 million in 2012 and $50.0 million in 2013. This petition is currently pending.

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

Regulatory actions regarding the EET were as follows:

•	January 2009 - Filed a petition with the BPU for approval of an energy efficiency program as noted above, with a projected 2009 revenue of $1.7 million.

•	July 2009 - The BPU approved our petition for the EET with a revenue recovery of $1.3 million.

•	July 2010 - Filed a petition with the BPU requesting a reallocation of investment dollars between the EET programs to fund the more popular programs.

•	November 2010 - Filed a petition with the BPU requesting a one year extension of the program.

•	January 2011 - SJG’s request to reallocate investment dollars between the programs and a one year extension was approved by the BPU.

•	June 2011 - The Company filed its annual 2011-2012 petition requesting approval of a $5.8 million increase in EET recovery. This petition is currently pending.

•	October 2011 - The Company filed a petition requesting a modification of the EET with regards to the Combined Heat and Power (CHP) program. The BPU approved this petition in February 2012.

Societal Benefits Clause (SBC) - The SBC allows us to recover costs related to several BPU-mandated programs. Within the SBC are a Remediation Adjustment Clause (RAC), a New Jersey Clean Energy Program (NJCEP), a Universal Service Fund (USF) program and a Consumer Education Program (CEP).

Regulatory actions regarding the SBC, with the exception of USF which requires separate regulatory filings, were as follows:

•	January 2009 - We made our annual 2008-2009 SBC filing requesting a $7.9 million increase in SBC recoveries.

•	August 2009 - We made our annual 2009-2010 SBC filing requesting a $15.5 million increase in SBC recoveries.

•	September 2010 – We made our annual 2010-2011 SBC filing requesting a $21.5 million increase in SBC recoveries. This petition is pending.

•	July 2011 - We made our annual 2011-2012 SBC filing requesting a $31.2 million increase in SBC recoveries. This petition is pending.

•	September 2011 - The BPU finalized rates for the 2008-2009 and 2009-2010 SBC petitions.

Remediation Adjustment Clause (RAC) - The RAC recovers environmental remediation costs of 12 former gas manufacturing plants (See Note 12). The BPU allows us to recover such costs over 7-year amortization periods. The net between the amounts actually spent and amounts recovered from customers is recorded as a regulatory asset, Environmental Remediation Cost Expended - Net. Note that RAC activity affects revenue and cash flows but does not directly affect earnings because of the cost recovery over 7-year amortization periods. As of December 31, 2011 and 2010, we reflected the unamortized remediation costs of $45.8 million and $39.1 million, respectively, on the balance sheet under Regulatory Assets (See Note 4). Since implementing the RAC in 1992, we have recovered $58.6 million through rates.

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

•
June 2011 - We made our annual USF filing, along with the state's other electric and gas utilities, proposing to decrease annual statewide gas revenues by $9.3 million. This proposal was designed to decrease our annual USF revenue by $0.8 million.

•
October 2011 - The BPU approved the statewide budget of $57.4 million for all of the State's gas utilities. Our portion of the total is approximately $5.4 million, which decreased rates effective November 1, 2011, resulting in a $0.5 million decrease to our annual USF recoveries.

Other Regulatory Matters -

Unbundling - Effective January 10, 2000, the BPU approved full unbundling of our system. This allows all natural gas consumers to select their natural gas commodity supplier. As of December 31, 2011, 35,880 of our customers were purchasing their gas commodity from someone other than us. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer. The resulting decrease in our revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect our net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that we still recover cost of service, including certain deferred costs, through base rates.

Pipeline Integrity - In October 2005, we filed a petition with the BPU to implement a Pipeline Integrity Management Tracker (Tracker). The purpose of this Tracker was to recover incremental costs to be incurred by us as a result of new federal regulations, which are aimed at enhancing public safety and reliability. The regulations require that utilities use a comprehensive analysis to assess, evaluate, repair and validate the integrity of certain transmission lines in the event of a leak or failure. As part of our September 2010 base rate increase, we were permitted to recover previously deferred pipeline integrity costs incurred through September 2010.  In addition, we are authorized to defer future program costs, including related carrying costs, for recovery in our next base rate proceeding, subject to review by the BPU.  Accordingly, SJG withdrew its petition for the Pipeline Integrity Management Tracker.  As of December 31, 2011 and 2010, deferred pipeline integrity costs totaled $1.2 million and $1.7 million, respectively, and are included in other regulatory assets (See Note 4).

Filings and petitions described above are still pending unless otherwise indicated.

4.	REGULATORY ASSETS AND LIABILITIES:

The discussion under Note 3, Rates and Regulatory Actions, is integral to the following explanations of specific regulatory assets and liabilities.

Regulatory Assets at December 31 consisted of the following items (in thousands):

	2011	2010
Environmental Remediation Costs:
Expended - Net	$45,815	$39,056
Liability for Future Expenditures	89,984	87,393
Income Taxes - Flowthrough Depreciation	—	774
Deferred Asset Retirement Obligation Costs	25,162	24,247
Deferred Pension and Other Postretirement Benefit Costs	88,624	69,017
Deferred Gas Costs - Net	22,441	—
Conservation Incentive Program Receivable	13,580	12,291
Societal Benefit Costs Receivable	8,618	4,216
Premium for Early Retirement of Debt	537	699
Deferred Interest Rate Contracts (Note 14)	8,146	3,150
Other Regulatory Assets	12,314	7,570
Total Regulatory Assets	$315,221	$248,413

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

Income Taxes - Flowthrough Depreciation - This regulatory asset represents unamortized excess tax depreciation over book depreciation on utility plant because of temporary differences for which, prior to 1993, deferred taxes previously were not provided. We previously passed these tax benefits through to ratepayers and recovered the amortization of the regulatory asset through rates until 2011.

Deferred Asset Retirement Obligation Costs - This regulatory asset  resulted from the recording of asset retirement obligations (ARO) and additional utility plant, primarily related to a legal obligation we have for certain safety requirements upon the retirement of our gas distribution and transmission system. We recover asset retirement costs through rates charged to customers. All related accumulated accretion and depreciation amounts for these ARO represent timing differences in the recognition of retirement costs that we are currently recovering in rates and, as such, we are deferring such differences as regulatory assets.

Deferred Pension and Other Postretirement Benefit Costs  - The BPU authorized us to recover costs related to postretirement benefits under the accrual method of accounting consistent with  GAAP.  We deferred amounts accrued prior to that authorization and are amortizing them as allowed by the BPU over 15 years through 2012. The unamortized balance was $0.4 million at December 31, 2011. In 2006, our regulatory asset was increased by $37.1 million representing the recognition of the underfunded positions of our pension and other postretirement benefit plans.  Subsequent adjustments to this balance occur annually to reflect changes in the funded positions of these benefit plans caused by changes in actual plan experience as well as assumptions of future experience (See Note 11).

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

Societal Benefit Costs Receivable - At both December 31, 2011 and 2010, this regulatory asset primarily represents cumulative costs less recoveries under the USF program.

Premium for Early Retirement of Debt - At December 31, 2011, this regulatory asset represents unamortized debt issuance costs related to long-term debt refinancings and at December 31, 2010 it also included a call premium of $0.2 million associated with the retirement of debt, all occurring in 2005 and 2004. Unamortized debt issuance costs are being amortized over the term of the new debt issue pursuant to regulatory approval by the BPU. As part of our September 2010 base rate increase, the call premium was transferred to unamortized debt issuance costs and is being amortized over the term of the new debt issue.

Deferred Interest Rate Contracts - These amounts represent the market value of interest rate derivatives as discussed further in Note 14.

Other Regulatory Assets - Some of the assets included in Other Regulatory Assets are currently being recovered from ratepayers as approved by the BPU. Management believes the remaining deferred costs are probable of recovery from ratepayers through future utility rates.

Regulatory Liabilities at December 31 consisted of the following items (in thousands):

	2011	2010
Excess Plant Removal Costs	$47,230	$48,409
Deferred Revenues - Net	—	20,179
Other Regulatory Liabilities	1,081	660
Total Regulatory Liabilities	$48,311	$69,248

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

We conducted business with our parent, SJI, and several other related parties. A description of each of these affiliates and related transactions is as follows:

SJI Services, LLC (SJIS) - a wholly owned subsidiary of SJI, provides services, such as information technology, human resources, government relations, corporate communications, materials purchasing and fleet management to SJI and all of its subsidiaries.

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

•	South Jersey Energy Service Plus, LLC (SJESP) - a wholly owned subsidiary of SJI and an appliance service and installation of heating and cooling systems company. We provide billing services to SJESP.

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

A summary of these related party transactions, excluding pass-through items, included in Operating Revenues were as follows (in thousands):

	2011	2010	2009
Operating Revenues/Affiliates:
SJRG	$6,532	$6,244	$3,782
Other	716	464	456
Total Operating Revenues/Affiliates	$7,248	$6,708	$4,238

Related party transactions, excluding pass-through items, included in Operating Expenses were as follows (in thousands):

	2011	2010	2009
Costs of Sales/Affiliates
(Excluding depreciation):
SJRG	$33,768	$16,768	$38,643
Derivative Losses (Gains) (See Note 1):
SJRG	$12,872	$23,526	$51,856
Operations Expense/Affiliates
SJI	$9,941	$8,546	$8,042
SJIS	4,956	5,174	4,768
Millennium	3,076	2,986	2,904
Other	(448)	(244)	(288)
Total Operations Expense/Affiliates	$17,525	$16,462	$15,426

6.	INCOME TAXES AND CREDITS:

Total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory Federal income tax rate to pre-tax income for the following reasons (in thousands):

	2011	2010	2009
Tax at Statutory Rate	$30,510	$25,760	$23,205
Increase (Decrease) Resulting from:
State Income Taxes	5,316	4,340	4,471
Amortization of Investment Tax Credits	(302)	(310)	(314)
ESOP Dividend	(956)	(874)	(730)
Amortization of Flowthrough Depreciation	526	664	664
Other - Net	(813)	98	(192)
Net Income Taxes	$34,281	$29,678	$27,104

The provision for Income Taxes is comprised of the following (in thousands):

	2011	2010	2009
Current:
Federal	$(924)	$399	$3,158
State	168	4,739	1,842
Total Current	(756)	5,138	5,000
Deferred:
Federal	27,329	22,912	17,381
State	8,010	1,938	5,037
Total Deferred	35,339	24,850	22,418
Investment Tax Credits	(302)	(310)	(314)
Net Income Taxes	$34,281	$29,678	$27,104

Investment Tax Credits are deferred and amortized at the annual rate of 3%, which approximates the life of related assets.

The net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in the following net deferred tax liabilities at December 31 (in thousands):

	2011	2010
Current:
Net Operating Loss Carryforward	$(6,600)	$—
Budget Billing - Customer Accounts	(4,261)	1,552
Provision for Uncollectibles	(970)	(1,597)
Conservation Incentive Program	5,975	5,408
Section 461 Prepayments	822	745
Other	(1,267)	(1,126)
Current Deferred Tax (Asset) Liability - Net	$(6,301)	$4,982
Noncurrent:
Book Versus Tax Basis of Property	$290,882	$236,804
Deferred Fuel Costs - Net	12,005	2,955
Environmental Remediation	19,869	16,502
Deferred Regulatory Costs	7,396	3,278
Deferred State Tax	(13,219)	(9,631)
Investment Tax Credit Basis Gross-Up	(466)	(622)
Deferred Pension & Other Post Retirement Benefits	36,048	27,885
Pension & Other Post Retirement Benefits	(24,380)	(21,223)
Deferred Revenues	(7,899)	(15,281)
Net Operating Loss Carryforward	(35,943)	—
Other	866	(1,019)
Noncurrent Deferred Tax Liability – Net	$285,159	$239,648

SJG is included in the consolidated federal income tax return filed by SJI. The actual taxes, including credits, are allocated by SJI to its subsidiaries, generally on a separate return basis except for net operating loss and credit carryforwards. As of December 31, 2011 and 2010, income taxes due from SJI were approximately $1.0 million and $7.1 million, respectively, and are included in the balance sheets under the caption, Prepaid Taxes for the respective years.

As of December 31, 2011, SJG has total federal net operating loss carryforwards of $113.7 million and state net operating loss carryforwards of $30.0 million, both of which will expire in 2031. A valuation allowance is established when it is determined that it is more likely than not that a deferred tax asset will not be realized.

A reconciliation of unrecognized tax benefits is as follows (in thousands):

	2011	2010	2009
Balance at January 1,	$478	$576	$910
Increase as a result of tax position taken in prior years	119	—	42
Decrease due to a lapse in the statue of limitations	(90)	—	(376)
Settlements	(86)	(98)	—
Balance at December 31,	$421	$478	$576

The total unrecognized tax benefits as of December 31, 2011 were $0.4 million, not including $0.6 million of accrued interest and penalties.  The total unrecognized tax benefits as of December 31, 2010 were $0.5 million, not including $0.6 million of accrued interest and penalties. The total unrecognized tax benefits as of December 31, 2009 were $0.6 million, not including $0.5 million of accrued interest and penalties. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not significant.  Our policy is to record interest and penalties related to unrecognized tax benefits as interest expense and other expense respectively. These amounts were not significant in 2011, 2010 or 2009. There have been no material changes to the unrecognized tax benefits during 2011, 2010 or 2009 and we do not anticipate any significant changes in the total unrecognized tax benefits within the next 12 months.

The unrecognized tax benefits are primarily related to an uncertainty of state income taxes.  Federal income tax returns from 2008 forward, and state income tax returns primarily from 2007 forward, are open and subject to examination.

7.	LONG-TERM DEBT:

A schedule of our long-term debt as of December 31, including current maturities, is as follows (in thousands):

		2011	2010
Long-Term Debt (A):
First Mortgage Bonds: (B)
6.74%	Series due 2011 (C)	$—	$10,000
6.57%	Series due 2011 (C)	—	15,000
4.46%	Series due 2013	10,500	10,500
5.027%	Series due 2013	14,500	14,500
4.52%	Series due 2014	11,000	11,000
5.115%	Series due 2014	10,000	10,000
5.387%	Series due 2015	10,000	10,000
5.437%	Series due 2016	10,000	10,000
4.60%	Series due 2016	17,000	17,000
4.657%	Series due 2017	15,000	15,000
7.97%	Series due 2018	10,000	10,000
7.125%	Series due 2018	20,000	20,000
5.587%	Series due 2019	10,000	10,000
3.63%	Series due 2025	10,000	10,000
4.84%	Series due 2026	15,000	15,000
4.93%	Series due 2026	45,000	45,000
4.03%	Series due 2027	45,000	45,000
7.70%	Series due 2027 (E)	35,000	35,000
5.55%	Series due 2033	32,000	32,000
6.213%	Series due 2034	10,000	10,000
5.45%	Series due 2035	10,000	10,000
Series A 2006 Tax-Exempt First Mortgage Bonds
Variable Rate, due 2036 (D)		25,000	25,000
Total Long-Term Debt Outstanding		365,000	390,000
Less Current Maturities (A) (D)		(2,187)	(50,000)
Long-Term Debt		$362,813	$340,000

(A)
Long-term debt maturities and sinking funds requirements for the succeeding five years are as follows (in thousands): 2012, $2,187; 2013, $27,188; 2014, $23,187; 2015, $13,096; 2016, $30,097 (See Note (D) below). Our long-term debt agreements contain no financial covenants.

(B)	Our First Mortgage dated October 1, 1947, as supplemented, securing the First Mortgage Bonds constitutes a direct first mortgage lien on substantially all utility plant.

(C)	On July 15, 2011, SJG retired its 6.74% and 6.57% Medium Term Notes (MTN), at par.

(D)
These variable rate demand bonds bear interest at a floating rate that resets weekly. The interest rate as of December 31, 2011 was 0.12%. Liquidity support on these bonds was provided by a letter of credit from a commercial bank that would have expired in August 2011, and as such, these bonds were included in the current portion of long-term debt as of December 31, 2010. Liquidity support is now provided under a separate letter of credit facility that expires in August, 2015. Consequently, these bonds are now included in long-term debt as of December 31, 2011. These bonds contain no financial covenants.

(E)	See Note 16 - Subsequent Event.

During 2010, SJG issued $115.0 million aggregate principal amount of its Medium Term Notes in private placements due 2025, 2026 and 2027 and retired its $10.0 million, 6.12% Medium Term Notes at par.  In 2011, SJG entered into an arrangement to issue Medium Term Notes under a private placement in an aggregate principal amount of $35.0 million. SJG expects to issue this debt in April 2012. Also in 2011, SJG repaid $25.0 million of First Mortgage Bonds. As of September 30, 2011 the $150.0 million Medium Term Note program that was approved by the BPU in September 2009 expired. In December 2011, SJG received approval from the BPU to issue up to $200.0 million in long-term debt under its MTN program by September 30, 2014.

We estimated the fair values of our long-term debt, including current maturities, as of December 31, 2011 and 2010, to be $472.0 million and $455.5 million, respectively. Carrying amounts as of both December 31, 2011 and 2010 are $365.0 million and $390.0 million, respectively.  We base the estimates on interest rates available to us at the end of each year for debt with similar terms and maturities. We retire debt when it is cost effective as permitted by the debt agreements.

8.	FINANCIAL INSTRUMENTS:

Restricted Investments - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of both December 31, 2011 and 2010, the escrowed proceeds, including interest earned, totaled $0.1 million.  Beginning in the third quarter of 2010, SJG established a margin account with SJRG in conjunction with SJG’s risk management activities as detailed in Notes 1 and 14.  The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with SJRG changes.  The balance held with SJRG totaled $2.1 million and $4.2 million as of December 31, 2011 and 2010, respectively.

Long-Term Receivables – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $11.7 million and $10.4 million as of December 31, 2011 and 2010, respectively.  The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the balance sheet.  The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.2 million as of both December 31, 2011 and 2010.  The annual amortization to interest is not material to SJG’s financial statements.  The carrying amounts of these receivables approximate their fair value at December 31, 2011 and 2010.

Other Financial Instruments - The carrying amounts of our other financial instruments approximate their fair values at December 31, 2011 and 2010.

9.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of December 31, 2011 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper/Revolving Credit Facility	$200,000	$126,600	$73,400	May 2015 (A)

Uncommitted Bank Lines	20,000	—	20,000	Various
Total	$220,000	$126,600	$93,400

(A)  A new revolving credit facility was established by SJG in May 2011.  The SJG facility is a $200.0 million, four-year facility, provided by a syndicate of banks.  The revolving credit facility contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1, measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of December 31, 2011. This facility replaces SJG’s $100.0 million revolving credit facility and $40.0 million committed line of credit, both of which would otherwise have expired in August of 2011.

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

Average borrowings outstanding under these credit facilities during the twelve months ended December 31, 2011 and 2010 were $71.6 million and $89.3 million, respectively.  The maximum amount outstanding under these credit facilities during the twelve months ended December 31, 2011 and 2010 were $139.9 million and $130.9 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our future liquidity needs.

All committed facilities contain one financial covenant regarding the ratio of total debt to total capitalization, measured on a quarterly basis.  SJG was in compliance with these covenants as of December 31, 2011.  Borrowings under these credit facilities are at market rates.  The weighted average borrowing cost, which changes daily, was 0.62%, 0.71% and 0.80% at December 31, 2011, 2010, and 2009, respectively.

10.	RETAINED EARNINGS:

Various loan agreements contain potential restrictions regarding the amount of cash dividends or other distributions that we may pay on our common stock. As of December 31, 2011, these loan restrictions did not affect the amount that may be distributed from our retained earnings.

We received no equity infusions from SJI in 2011, 2010 or 2009.  Future equity contributions will occur on an as needed basis.

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

Net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Service Cost	$3,048	$2,648	$2,412	$675	$644	$622
Interest Cost	7,828	7,584	7,125	2,621	2,708	2,712
Expected Return on Plan Assets	(7,415)	(6,711)	(6,035)	(2,040)	(1,758)	(1,405)
Amortization:
Prior Service Cost (Credits)	219	232	227	(254)	(254)	(254)
Actuarial Loss	4,561	3,940	4,421	1,466	1,351	1,746
Net Periodic Benefit Cost	8,241	7,693	8,150	2,468	2,691	3,421
Capitalized Benefit Costs	(3,661)	(3,445)	(3,798)	(1,222)	(1,295)	(1,676)
Affiliate SERP Allocations	(845)	(533)	(399)	—	—	—
Total Net Periodic Benefit Expense	$3,735	$3,715	$3,953	$1,246	$1,396	$1,745

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

Details of the activity within the Regulatory Asset and Accumulated Other Comprehensive Loss associated with Pension and Other Postretirement Benefits are as follows (in thousands):

	Regulatory Assets		Accumulated Other Comprehensive Loss (pre-tax)
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Balance at January 1, 2010	$48,064	$21,994	$9,237	$—
Amounts Arising during the Period:
Net Actuarial Loss	2,300	167	6,304	—
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(2,935)	(1,351)	(1,005)	—
Prior Service (Cost) Credit	(232)	254	—	—
Balance at December 31, 2010	47,197	21,064	14,536	—
Amounts Arising during the Period:
Net Actuarial Loss	17,861	6,060	6,059	—
Prior Service Cost	—	524	—	—
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(3,028)	(1,467)	(1,534)	—
Prior Service (Cost) Credit	(219)	254	—	—
Balance at December 31, 2011	$61,811	$26,435	$19,061	$—

The estimated costs that will be amortized from Regulatory Assets into net periodic benefit costs in 2011 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Costs (Credits)	$203	$(195)
Net Actuarial Loss	$4,369	$1,690

The estimated costs that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit costs in 2011 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Net Actuarial Loss	$1,991	$—

A reconciliation of the plans’ benefit obligations, fair value of plan assets, funded status and amounts recognized in our balance sheets follows (in thousands):

			Other
	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$138,132	$122,542	$47,695	$46,754
Service Cost	3,048	2,648	675	644
Interest Cost	7,828	7,584	2,621	2,708
Actuarial Loss	18,259	12,093	3,666	1,703
Retiree Contributions	—	—	347	185
Plan Amendments	—	—	524	—
Benefits Paid	(6,948)	(6,735)	(3,872)	(4,299)
Benefit Obligation at End of Year	$160,319	$138,132	$51,656	$47,695
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$95,746	$84,681	$29,145	$25,850
Actual Return on Plan Assets	1,755	10,200	(353)	3,294
Employer Contributions	1,185	7,600	3,675	4,115
Retiree Contributions	—	—	347	185
Benefits Paid	(6,948)	(6,735)	(3,872)	(4,299)
Fair Value of Plan Assets at End of Year	$91,738	$95,746	$28,942	$29,145

Funded Status at End of Year:
Accrued Net Benefit Cost at End of Year	$(68,581)	$(42,386)	$(22,714)	$(18,550)
Amounts Recognized in the Statement of Financial Position Consist of:
Current Liabilities	$(1,240)	$(1,182)	$—	$—
Noncurrent Liabilities	(67,341)	(41,204)	(22,714)	(18,550)
Net Amount Recognized at End of Year	$(68,581)	$(42,386)	$(22,714)	$(18,550)
Amounts Recognized in Regulatory Assets Consist of:
Prior Service Costs (Credit)	$1,049	$1,268	$563	$(215)
Net Actuarial Loss	60,762	45,929	25,872	21,279
Net Amount Recognized at End of Year	$61,811	$47,197	$26,435	$21,064
Amounts Recognized in Accumulated Other Comprehensive Loss Consist of:
Net Actuarial Loss	$19,061	$14,536	$—	$—

The projected benefit obligation (PBO) and accumulated benefit obligation (ABO) of our qualified employee pension plans were $128.8 million and $117.0 million, respectively, as of December 31, 2011, and $113.4 million and $103.2 million, respectively, as of December 31, 2010. The ABO of these plans exceeded the value of the plan assets as of December 31, 2011 and December 31, 2010.  The value of these assets can be seen in the tables above. The PBO and ABO for our non-funded SERP were $31.5 million and $29.2 million, respectively, as of December 31, 2011, and $24.7 million and $24.3 million, respectively, as of December 31, 2010. The SERP is reflected in the tables above and has no assets.

The weighted-average assumptions used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Discount Rate	5.03%	5.78%	4.92%	5.55%
Rate of Compensation Increase	3.25%	3.25%	3.25%	3.25%

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Discount Rate	5.78%	6.22%	6.24%	5.55%	6.22%	6.24%
Expected Long-Term Return on Plan Assets	8.00%	7.75%	8.25%	7.00%	6.80%	6.80%
Rate of Compensation Increase	3.25%	3.60%	3.60%	3.25%	3.60%	3.60%

All obligations disclosed herein reflect the use of the RP 2000 mortality tables.

The discount rates used to determine the benefit obligations at December 31, 2011 and 2010, which are used to determine the net periodic benefit cost for the subsequent year, were based on a portfolio model of high-quality instruments with maturities that match the expected benefit payments under our pension and other postretirement benefit plans.

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

The assumed health care cost trend rates at December 31 were:

	2011	2010
Medical Care and Drug Cost Trend Rate Assumed for Next Year	7.50%	8.25%
Dental Care Cost Trend Rate Assumed for Next Year	4.75%	4.75%
Rate to which Cost Trend Rates are Assumed to Decline (the Ultimate Trend Rate)	4.75%	4.75%
Year that the Rate Reaches the Ultimate Trend Rate	2019	2019

Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on the Total of Service and Interest Cost	$200	$(142)
Effect on Postretirement Benefit Obligation	$2,481	$(2,168)

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

We evaluated its pension and other postretirement benefit plans’ asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2011  Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund.  As of December 31, 2011, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in SJI’s pension and other postretirement benefit plan assets.

GAAP establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.  This hierarchy groups assets into three (3) distinct levels as fully described in Note 13, that will serve as the basis for presentation throughout the remainder of this Note.

The fair values of SJG’s pension plan assets at December 31, 2011 and 2010 by asset category are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2011:
Cash / Cash Equivalents:
Common/Collective Trust Funds (a)	$538	$—	$538	$—
STIF-Type Instrument (b)	815	—	815	—
Equity securities:
Common/Collective Trust Funds – U.S. (a)	25,903	—	25,903	—
Common/Collective Trust Funds – International (a)	12,782		12,782
U.S. Large-Cap (c)	5,377	5,377	—	—
U.S. Mid-Cap (c)	4,793	4,793	—	—
International (c)	1,679	1,679	—	—
Fixed Income:
Common/Collective Trust Funds (a)	23,388	—	23,388	—
Guaranteed Insurance Contract (d)	9,647	—	—	9,647
Other types of investments:
Private Equity Fund (f)	2,525	—	—	2,525
Common/Collective Trust Fund – Real Estate (g)	4,291	—	—	4,291
Total	$91,738	$11,849	$63,426	$16,463

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2010:
Cash / Cash Equivalents:
Common/Collective Trust Funds (a)	$369	$—	$369	$—
STIF-Type Instrument (b)	852	—	852	—
Equity securities:
Common/Collective Trust Funds – U.S. (a)	28,356	—	28,356	—
Common/Collective Trust Funds – International (a)	15,371		15,371
U.S. Large-Cap (c)	5,032	5,032	—	—
U.S. Mid-Cap (c)	4,846	4,846	—	—
International (c)	1,114	1,114	—	—
Fixed Income:
Common/Collective Trust Funds (a)	23,562	—	23,562	—
Guaranteed Insurance Contract (d)	9,972	—	—	9,972
Hedge Funds (e)	98	—	—	98
Other types of investments:
Private Equity Fund (f)	2,503	—	—	2,503
Common/Collective Trust Fund – Real Estate (g)	3,671	—	—	3,671
Total	$95,746	$10,992	$68,510	$16,244

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

(e)
This category represents a collection of underlying funds which are all domiciled outside of the United States.  Most of the underlying fund managers are based in the U.S.; however, they do not necessarily trade only in U.S. markets.   It is important to note that the SJI Pension Funds completed the divestiture of investments from this fund of funds during 2011.  The fair value of these funds is determined by the underlying fund’s general partner or manager. These funds are classified as Level 3 investments.

(f)
This category represents a limited partnership which includes several investments in U.S. leveraged buyout, venture capital, and special situation funds.  Fund valuations are reported on a 90 day lag and, therefore, the value reported herein represents the market value as of September 30, 2011 and 2010, respectively.  The fund’s investments are stated at fair value, which is generally based on the valuations provided by the general partners or managers of such investments.  Fund investments are illiquid and resale is restricted.  These funds are classified as Level 3 investments.

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

Fair Value Measurement Using Significant
Unobservable Inputs (Level 3)
(In thousands)

	Guaranteed Insurance Contract	Hedge Funds	Private Equity Funds	Real Estate	Total
Balance at January 1, 2010	$9,338	$881	$2,163	$3,524	$15,906
Actual return on plan assets:
Relating to assets still held at the reporting date	1,649	(230)	349	172	1,940
Relating to assets sold during the period	11	(211)	—	—	(200)
Purchases, Sales and Settlements	$(1,026)	$(342)	$(9)	$(25)	$(1,402)
Balance at December 31, 2010	$9,972	$98	$2,503	$3,671	$16,244
Actual return on plan assets:
Relating to assets still held at the reporting date	656	—	304	657	1,617
Relating to assets sold during the period	6	(2)	—	—	4
Purchases, Sales and Settlements	(987)	(96)	(282)	(37)	(1,402)
Balance at December 31, 2011	$9,647	$—	$2,525	$4,291	$16,463

As with the pension plan assets, the Company’s overall investment strategy for post-retirement benefit plan assets is to achieve a diversification by asset class, style of manager, and sector and industry limits to achieve investment results that match the actuarially assumed rate of return, while preserving the inflation adjusted value of the plans.  The Company has implemented this diversification strategy with a mix of common/collective trust funds and mutual funds.  The target allocations for post-retirement benefit plan assets are 38 percent U.S. equity securities, 25 percent international equity securities, and 37 percent fixed income investments.  Equity securities include investments in large-cap, mid-cap and small-cap companies.  Fixed income securities within the common/collective trust fund include primarily investment grade, U.S. Government and mortgage-backed financial instruments.

The fair values of SJG’s other postretirement benefit plan assets at December 31, 2011 and 2010 by asset category are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2011:
Equity Securities:
Common/Collective Trust Funds - U.S. (a)	$8,970	$—	$8,970	$—
Common/Collective Trust Funds - International (a)	5,539		5,539
Mutual Fund - U.S. Large-Cap (b)	1,834	1,834		—
Mutual Fund - International (b)	764	764
Fixed Income:
Common/Collective Trust (a)	11,835	—	11,835	—
Total	$28,942	$2,598	$26,344	$—

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2010:
Equity Securities:
U.S. Large-Cap (b)	$10,515	10,515	$—	$—
U.S. Mid & Small-Cap (b)	4,080	4,080	—	—
International (b)	4,204	4,204	—	—
Fixed Income:
Corporate Bonds (b)	10,346	10,346	—	—
Total	$29,145	$29,145	$—	$—

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

(b)
This category represents mutual fund investments. The mutual funds are actively traded on exchanges and price quotes for the shares are readily available. These mutual funds are classified as Level 1 investments.

Future Benefit Payments - The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

	Pension Benefits	Other Postretirement Benefits
2012	$7,272	$3,906
2013	$7,427	$3,879
2014	$7,636	$3,870
2015	$8,101	$3,938
2016	$8,392	$4,014
2017 - 2021	$52,443	$20,281
Contributions - We made no contributions to our qualified employee pension plans in 2011; however, $19.8 million was contributed to the plans in January, 2012.    Payments related to the unfunded SERP plan are expected to approximate $1.2 million in 2012. We also have a regulatory obligation to contribute approximately $3.6 million annually to our other postretirement benefit plans’ trusts, less costs incurred directly by us.

Defined Contribution Plan - We also offer an Employees’ Retirement Savings Plan (Savings Plan) to eligible employees. For employees eligible for participation in SJI's defined benefit pension plans, SJG matches 50% of participants’ contributions up to 6% of base compensation. For employees who are not eligible for participation in SJI’s defined benefit plans, we match 50% of participants’ contributions up to 8% of base compensation. Employees not eligible for the pension plans also receive a year-end contribution of $1,000 if 10 or fewer years of service, or $1,500 if more than 10 years of service. The amount expensed and contributed for the matching provision of the Savings Plan approximated $0.8 million, $0.8 million and $0.7 million for the years ended December 31, 2011 and 2010, and 2009, respectively.

12.	COMMITMENTS AND CONTINGENCIES:

Standby Letter Of Credit - SJG provided a $25.2 million letter of credit, under a separate credit facility from those it borrows under to provide liquidity support for the remarketing of variable-rate demand bonds issued through the NJEDA. The bonds were used to finance the expansion of SJG’s natural gas distribution system as discussed in Note 7.  This letter of credit expires in August 2015.

Gas Supply Related Contracts - In the normal course of conducting business, we have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest that any of these contracts expires is October 2012. The transportation and storage service agreements between us and our interstate pipeline suppliers were made under FERC approved tariffs. Our cumulative obligation for demand charges and reservation fees paid to suppliers for these services averages approximately $3.7 million per month and is recovered on a current basis through the BGSS.

Pending Litigation - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims.  The Company has accrued approximately $0.2 million and $1.4 million related to all claims in the aggregate, as of December 31, 2011 and 2010, respectively. Management does not believe that it is reasonably possible that there would be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims to have a material effect on our financial position, results of operations or liquidity.

Collective Bargaining Agreements - Unionized personnel represent approximately 63% of our workforce at December 31, 2011. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (IBEW) that operates under a collective bargaining agreement that runs through February 2013, with the option to extend until February 2014 at the union's election, and the International Association of Machinists and Aerospace Workers (IAM) that operates under a collective bargaining agreement that runs through August 2014.

Environmental Remediation Costs - We incurred and recorded costs for environmental cleanup of 12 sites where we or our predecessors operated gas manufacturing plants. We stopped manufacturing gas in the 1950s.

We successfully entered into settlements with all of our historic comprehensive general liability carriers regarding the environmental remediation expenditures at our sites. Also, we have purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that we will be required to make at 11 of our sites. This policy will be in force until 2024 at 10 sites and until 2029 at one site. The future cost estimates discussed hereafter are not reduced by projected insurance recoveries from the Cleanup Cost Cap Insurance Policy. The policy is limited to an aggregate payment amount of $50.0 million, of which we have recovered $47.2 million through December 31, 2011.  As discussed in Note 3, the BPU allows SJG to recover environmental remediation costs through the RAC.

Since the early 1980s, we accrued environmental remediation costs of $276.2 million, of which $186.2 million has been spent as of December 31, 2011. The following table details the amounts accrued and expended for environmental remediation at December 31 (in thousands):

	2011	2010
Beginning of Year	$87,393	$69,056
Accruals	21,880	28,987
Expenditures	(19,289)	(10,650)
End of Year	$89,984	$87,393

The balances are segregated between current and noncurrent on the balance sheets under the captions Current Liabilities and Regulatory and Other Noncurrent Liabilities.

Management estimates that undiscounted future costs to clean up our sites will range from $90.0 million to $217.2 million. We recorded the lower end of this range, $90.0 million, as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Six of our sites comprise the majority of these estimates, ranging from a low of $70.8 million to a high of $171.0 million. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of remedy selection, regulatory approval of selected remedy and remedial investigative findings.

The remediation efforts at our six most significant sites include the following:

Site 1 - Remediation of the site is currently underway in accordance with the remedial action work plan approved by the New Jersey Department of Environmental Protection (NJDEP). Remaining steps to complete the remedy include continued excavation of impacted soil and groundwater monitoring and sampling.

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

GAAP establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.  The levels of the hierarchy are described below:

•Level 1:  Observable inputs such as quoted prices in active markets for identical assets or liabilities.
•Level 2:  Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
•Level 3:  Unobservable inputs that reflect the reporting entity’s own assumptions.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of December 31, 2011	Total	Level 1	Level 2	Level 3
Assets -
Available-for-Sale Securities (A)	$6,655	$597	$6,058	$—
Derivatives – Energy Related Assets (B)	2,263	—	2,263	—
	$8,918	$597	$8,321	$—
Liabilities -
Derivatives – Energy Related Liabilities (B)	$12,507	$11,173	$1,334	$—
Derivatives – Other (C)	8,146	—	8,146	—
	$20,653	$11,173	$9,480	$—

As of December 31, 2010	Total	Level 1	Level 2	Level 3
Assets -
Available-for-Sale Securities (A)	$6,700	$6,700	$—	$—
Derivatives – Energy Related Assets (B)	6,869	784	6,085	—
	$13,569	$7,484	$6,085	$—
Liabilities -
Derivatives – Energy Related Liabilities (B)	$11,836	$10,614	$1,222	$—
Derivatives – Other (C)	3,150	—	3,150	—
	$14,986	$10,614	$4,372	$—

(A) Available-for-Sale Securities include securities that are traded in active markets and securities that are not traded publicly. The securities were traded in active markets as of December 31, 2010 and valued using the quoted principal market close prices that were provided provided by the trustees and were categorized in Level1 in the fair value hierarchy. During the first quarter of 2011, the securities were sold and reinvested in funds that reduced the Company's fees. As of December 31, 2011, these funds, which consist of stocks and bonds that are traded individually in active markets, are valued using quoted prices for similar assets and categorized in Level 2 in the fair value hierarchy.

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

As of December 31, 2011, SJG had outstanding derivative contracts intended to limit the exposure to market risk on 10.1 MMdts of expected future purchases of natural gas.  These contracts, which do not qualify for the normal purchase and sale exemption and have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives – Energy Related Assets or Derivatives – Energy Related Liabilities on the balance sheets.  The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval.  As a result, the net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the balance sheets.  As of December 31, 2011 and 2010, SJG had $10.2 million and $5.0 million of unrealized losses, respectively, included in its BGSS related to open financial contracts.

The Company has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt.  These interest rate derivatives, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives-Other on the balance sheets.  The fair value represents the amount SJG would have to pay the counterparty to terminate these contracts as of those dates.  Subject to BPU approval, the market value upon termination of these interest rate derivatives can be recovered in rates and therefore these unrealized losses have been included in Regulatory Assets on the balance sheets.

We previously used derivative transactions known as “Treasury Locks” to hedge against the impact on our cash flows of possible interest rate increases on debt issued in September 2005.  The initial $1.4 million cost of the Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the 30 year life of the associated debt issue.  As of December 31, 2011, the unamortized balance is approximately $1.1 million.

As of December 31, 2011, SJG’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Type of Debt	Obligor
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt	SJG
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt	SJG

The fair values of all derivative instruments, as reflected in the balance sheets as of December 31, 2011 and 2010 are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	2011		2010
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$2,263	$11,385	$5,864	$11,406
Derivatives – Energy Related – Non-Current	—	1,122	1,005	430
Interest rate contracts:
Derivatives - Other	—	8,146	—	3,150
Total derivatives not designated as hedging instruments under GAAP	$2,263	$20,653	$6,869	$14,986

The effect of derivative instruments on the statements of income for 2011, 2010 and 2009 are as follows (in thousands):

	Year ended December 31,
Derivatives in Cash Flow Hedging Relationships	2011	2010	2009
Interest Rate Contracts:
Gains recognized in OCI on effective portion	$—	$—	$—
Losses reclassified from accumulated OCI into income (a)	$(46)	$(46)	$(46)

(a) Included in Interest Charges

Net realized losses associated with SJG’s energy related financial commodity contracts of $12.9 million , $23.5 million and $51.9 million for 2011, 2010 and 2009, respectively, are not included in the above table.  These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers.  As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy-related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

15.	QUARTERLY RESULTS OF OPERATIONS - UNAUDITED:

The summarized quarterly results of our operations are as follows (in thousands):

	2011 Quarter Ended				2010 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Operating Revenues	$180,323	$65,187	$58,482	$108,457	$196,716	$61,344	$57,140	$160,782
Expenses:
Cost of Sales	88,574	28,259	27,516	43,517	116,875	23,941	28,834	96,732
Operation and Maintenance
Including Fixed Charges	33,771	33,036	31,261	32,483	31,717	30,752	30,369	32,933
Income Taxes (Benefit)	22,046	1,065	(699)	11,869	18,139	2,125	(2,132)	11,546
Energy and Other Taxes	4,514	1,722	1,384	2,671	4,348	1,590	1,377	3,454
Total Expenses	148,905	64,082	59,462	90,540	171,079	58,408	58,448	144,665
Other Income and Expense	878	515	650	1,386	233	240	(671)	741
Net Income (Loss) Applicable to Common Stock	$32,296	$1,620	$(330)	$19,303	$25,870	$3,176	$(1,979)	$16,858

NOTE: Because of the seasonal nature of our business, statements for the 3-month periods are not indicative of the results for a full year.

16.	SUBSEQUENT EVENT:

In February 2012, SJG called its $35.0 million, 7.7% MTN's due April 2027 at par plus a 2% premium. The early redemption will occur concurrently with the issuance of $35.0 million, 3.74% MTN's in April 2012, as discussed in Note 7.

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Omitted in accordance with General Instruction I 1(a) and (b) of Form 10-K.

Item 14. Principal Accountant Fees and Services

Fees Paid to Auditors

Deloitte & Touche LLP served as the auditors of SJG and its parent, SJI, during 2011. In accordance with its charter, the Audit Committee pre-approved all services provided by Deloitte & Touche LLP. Audit services performed consisted of the audits of the financial statements and the preparation of various reports based on those audits and services related to filings with the United States Securities and Exchange Commission and New York Stock Exchange.

Audit Fees

The aggregate fees billed for the audit of SJG’s financial statements by Deloitte & Touche LLP totaled $410 thousand and $385 thousand in fiscal years 2011 and 2010, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Part IV
Item 15. Exhibits and Financial Statement Schedule

(a)	Listed below are all financial statements and schedules filed as part of this report:

1 - The financial statements and notes to financial statements together with the report thereon of Deloitte & Touche LLP, February 28, 2012, are file as part of this report under Item 8 - Financial Statements and Supplementary Data.

2  - Supplementary Financial Information

Schedule II - Valuation and Qualifying Accounts. See page 67.

All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

(b)	List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).

Exhibit Number	Description	Reference
(3)(a)	Certificate of Incorporation of South Jersey Gas Company.	Incorporated by reference from Exhibit (3)(a) of Form 10-K filed March 7, 1997.

(3)(b)	Bylaws of South Jersey Gas Company as amended and restated through November 18, 2011.	Incorporated by reference from Exhibit 99.2 of Form 8-K of SJG as filed November 21, 2011.

(4)(a)	Form of Stock Certificate for Common Stock.	Incorporated by reference from Exhibit (4)(a) of Form 10 filed March 7, 1997.

(4)(b)(i)	First Mortgage Indenture dated October 1, 1947.	Incorporated by reference from Exhibit (4)(b)(i) of Form 10-K of SJI for 1987 (1-6364).

(4)(b)(ii)	Nineteenth Supplemental Indenture dated as of April 1, 1992.	Incorporated by reference from Exhibit (4)(b)(xvii) of Form 10-K of SJI for 1992 (1-6364).

(4)(b)(iii)	Twenty-First Supplemental Indenture dated as of March 1, 1997.	Incorporated by reference from Exhibit (4)(b)(xviv) of Form 10-K of SJI for 1997 (1-6364).

(4)(b)(iv)	Twenty-Second Supplemental Indenture dated as of October 1, 1998.	Incorporated by reference from Exhibit (4)(b)(ix) of Form S-3 (333-62019).

(4)(b)(v)	Twenty-Third Supplemental Indenture dated as of September 1, 2002.	Incorporated by reference from Exhibit (4)(b)(x) of Form S-3 (333-98411).

Exhibit Number	Description	Reference

(4)(b)(vi)	Twenty-Fourth Supplemental Indenture dated as of September 1, 2005.	Incorporated by reference from Exhibit (4)(b)(vi) of Form S-3 (333-126822).

(4)(b)(vii)	Amendment to Twenty-Fourth Supplemental Indenture dated as of March 31, 2006.	Incorporated by reference from Exhibit 4 of Form 8-K as filed April 26, 2006.

(4)(b)(viii)	Amendment No. 2 to the Twenty-Fourth Supplemental Indenture dated as of December 20, 2010.	Incorporated by reference from Exhibit (4)(b)(viii) of Form 10-K for 2010.

(4)(b)(ix)	Loan Agreement by and between New Jersey Economic Development Authority as SJG dated April 1, 2006.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG as filed April 26, 2006.

(4)(c)(i)	Medium Term Note Indenture of Trust dated October 1, 1998.	Incorporated by reference from Exhibit (4)(e) of Form S-3 (333-62019).

(4)(c)(ii)	First Supplement to Indenture of Trust dated as of June 29, 2000.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated July, 12, 2001.

(4)(c)(iii)	Second Supplement to Indenture of Trust dated as of July 5, 2000.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated July, 12, 2001.

(4)(c)(iv)	Third Supplement to Indenture of Trust dated as of July 9, 2001.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated July, 12, 2001.

(4)(c)(v)	Fourth Supplement to Indenture of Trust dated as of February 26, 2010.	Incorporated by reference from Exhibit 4.1 Form 8K dated March 5, 2010.

(10)(a)(i)	Gas storage agreement (GSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(d) of Form 10-K for 1993 (1-6364).

(10)(a)(ii)	Gas storage agreement (LG-A) between South Jersey Gas Company and Transco dated June 3, 1974.	Incorporated by reference from Exhibit (5)(f) of Form S-7 (2-56233).

(10)(a)(iii)	Gas storage agreement (LSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(i) of Form 10-K for 1993 (1-6364).

(10)(a)(iv)	Gas storage agreement (SS-1) between South Jersey Gas Company and Transco dated May 10, 1987 (effective April 1, 1988).	Incorporated by reference from Exhibit (10)(i)(a) of Form 10-K for 1988 (1-6364).

(10)(b)(i)	Gas storage agreement (SS-2) between South Jersey Gas Company and Transco dated July 25, 1990.	Incorporated by reference from Exhibit (10)(i)(i) of Form 10-K for 1991 (1-6364).

(10)(b)(ii)	Amendment to gas transportation agreement dated December 20, 1991 between South Jersey Gas Company and Transco dated October 5, 1993.	Incorporated by reference from Exhibit (10)(i)(k) of Form 10-K for 1993 (1-6364).

Exhibit Number	Description	Reference

(10)(b)(iii)	CNJEP Service agreement between South Jersey Gas Company and Transco dated June 27, 2005.	Incorporated by reference from Exhibit (10)(i)(l) of Form 10-K for 2005 (1-6364).

(10)(c)(i)	FTS Service Agreement No. 38099 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(n) of Form 10-K for 1993 (1-6364).

(10)(c)(ii)	NTS Service Agreement No. 39305 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(o) of Form 10-K for 1993 (1-6364).

(10)(c)(iii)	FSS Service Agreement No. 38130 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(p) of Form 10-K for 1993 (1-6364).

(10)(d)(i)	SST Service Agreement No. 38086 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(q) of Form 10-K for 1993 (1-6364).

(10)(h)(i)*
Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994.
Incorporated by reference from Exhibit (10)(l) of Form 10-K of SJI for 1994 (1-6364).

(10)(h)(ii)*	Schedule of Deferred Compensation Agreements.	Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K of SJI for 1997 (1-6364).

(10)(h)(iii)*	Supplemental Executive Retirement Program, as amended and restated effective January 1, 2009, and Form of Agreement between certain South Jersey Industries, Inc. or subsidiary Company officers.	Incorporated by reference from Exhibit (10)(f)(ii) of Form 10-K of SJI for 2009 (1-6364).

(10)(h)(iv)*	Form of Officer Employment Agreement between certain officers and either South Jersey Industries, Inc. or its subsidiaries.	Incorporated by reference from Exhibit (10)(e)(iii) of Form 10-K of SJI for 2008 (1-6364).

(10)(h)(v)*	Schedule of Officer Employment Agreements.	Incorporated by reference from Exhibit (10)(e)(iv) of Form 10-K of SJI for 2010.

(10)(h)(vi)*	Officer Severance Benefit Program for all officers.	Incorporated by reference from Exhibit (10)(l)(g) of Form 10-K of SJI for 1985 (1-6364).

(10)(i)(i)	Note Purchase Agreement dated as of March 1, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K dated March 5, 2010.

(10)(i)(ii)	Note Purchase Agreement dated as of December 30, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K dated January 5, 2011.

Exhibit Number	Description	Reference

(10)(i)(iii)	Four-Year Revolving Credit Agreement, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated May 6, 2011.

(10)(i)(iv)	Commercial Paper Dealer Agreement, dated as of July 1, 2011, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated July 1, 2011.

(10)(i)(v)	Commercial Paper Dealer Agreement, dated as of January 5, 2012, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 9, 2012.

(12)	Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).

(14)	Code of Ethics	Incorporated by reference from Exhibit (14) of Form 10-K of SJI as filed for 2007.

(21)	Subsidiaries of the Registrant (filed herewith).

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(101.INS)	eXtensible Business Reporting Language (XBRL) Instance Document (filed herewith).

(101.SCH)	XBRL Taxonomy Extension Schema (filed herewith).

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

(101.LAB)	XBRL Taxonomy Extension Label Linkbase (filed herewith).

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).
* Constitutes a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
Date:	February 28, 2012	BY:	/s/ David A. Kindlick
David A. Kindlick, Senior Vice President &
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward J. Graham	Chairman of the Board, President & Chief Executive Officer	February 28, 2012
(Edward J. Graham)	(Principal Executive Officer)

/s/ David A. Kindlick	Senior Vice President & Chief Financial Officer	February 28, 2012
(David A. Kindlick)	(Principal Financial and Accounting Officer)

/s/ Shirli M. Billings	Director	February 28, 2012
(Shirli M. Billings)

/s/ Thomas A. Bracken	Director	February 28, 2012
(Thomas A. Bracken)

/s/ Victor Fortkiewicz	Director	February 28, 2012
(Victor Fortkiewicz)

/s/ Sunita Bhatia-Holzer	Director	February 28, 2012
(Sunita Bhatia-Holzer)

SOUTH JERSEY GAS COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions - Describe (b)	Balance at End of Period
Provision for Uncollectible
Accounts for the Year Ended
December 31, 2011	$4,577	$1,410	$562	$3,489	$3,060
Provision for Uncollectible
Accounts for the Year Ended
December 31, 2010	$3,915	$3,741	$(217)	$2,862	$4,577
Provision for Uncollectible
Accounts for the Year Ended
December 31, 2009	$3,628	$2,418	$594	$2,725	$3,915

(a) Recoveries of accounts previously written off and minor adjustments.

(b) Uncollectible accounts written off.