Form 10-Q
period 2012-03-31
SOUTH JERSEY GAS Co
filed 2012-05-07
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

As of May 1, 2012 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2012	2011
Operating Revenues	$179,436	$180,323

Operating Expenses:
Cost of Sales (Excluding depreciation)	86,499	88,574
Operations	20,564	18,273
Maintenance	3,192	3,009
Depreciation	7,157	7,460
Energy and Other Taxes	3,169	4,514

Total Operating Expenses	120,581	121,830

Operating Income	58,855	58,493

Other Income and Expense	1,349	878

Interest Charges	(4,189)	(5,029)

Income Before Income Taxes	56,015	54,342

Income Taxes	(20,977)	(22,046)

Net Income	$35,038	$32,296

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2012	2011
Net Income	$35,038	$32,296

Other Comprehensive Gain (Loss) - Net of Tax: *

Unrealized Gain (Loss) on Available-for-Sale Securities	351	(154)
Unrealized Gain on Derivatives - Other	7	7

Other Comprehensive Gain (Loss) - Net of Tax *	358	(147)

Comprehensive Income	$35,396	$32,149

* Determined using a combined statutory tax rate of 41% .

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2012	2011
Net Cash Provided by Operating Activities	$42,430	$64,707

Cash Flows from Investing Activities:
Capital Expenditures	(36,970)	(25,605)
Net Purchase of Restricted Investments in Margin Accounts	(698)	(211)
Investment in Long-Term Receivables	(1,480)	(1,492)
Proceeds from Long-Term Receivables	2,293	1,691

Net Cash Used in Investing Activities	(36,855)	(25,617)

Cash Flows from Financing Activities:
Net Repayments of Short-Term Credit Facilities	(5,500)	(38,650)
Payments for Issuance of Long-Term Debt	(14)	(10)

Net Cash Used in Financing Activities	(5,514)	(38,660)

Net Increase in Cash and Cash Equivalents	61	430
Cash and Cash Equivalents at Beginning of Period	3,504	2,030

Cash and Cash Equivalents at End of Period	$3,565	$2,460

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2012	December 31, 2011
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$1,553,865	$1,515,274
Accumulated Depreciation	(363,060)	(357,245)

Property, Plant and Equipment - Net	1,190,805	1,158,029

Investments:
Available-for-Sale Securities	7,240	6,655
Restricted Investments	2,896	2,198

Total Investments	10,136	8,853

Current Assets:
Cash and Cash Equivalents	3,565	3,504
Accounts Receivable	62,576	24,800
Accounts Receivable - Related Parties	1,218	1,122
Unbilled Revenues	20,833	31,978
Provision for Uncollectibles	(3,229)	(3,060)
Natural Gas in Storage, average cost	7,783	27,251
Materials and Supplies, average cost	1,740	1,654
Deferred Income Taxes - Net	—	6,301
Prepaid Taxes	4,021	17,296
Derivatives - Energy Related Assets	1,181	2,263
Other Prepayments and Current Assets	3,384	3,773

Total Current Assets	103,072	116,882

Regulatory and Other Noncurrent Assets:
Regulatory Assets	314,448	315,221
Unamortized Debt Issuance Costs	6,445	6,198
Long-Term Receivables	8,652	8,345
Derivatives - Energy Related Assets	99	—
Other	2,326	2,195

Total Regulatory and Other Noncurrent Assets	331,970	331,959

Total Assets	$1,635,983	$1,615,723

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	March 31, 2012	December 31, 2011
Capitalization and Liabilities
Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	200,926	200,926
Accumulated Other Comprehensive Loss	(11,771)	(12,129)
Retained Earnings	304,579	269,541

Total Common Equity	499,582	464,186

Long-Term Debt	365,000	362,813

Total Capitalization	864,582	826,999

Current Liabilities:
Notes Payable	121,100	126,600
Current Portion of Long-Term Debt	—	2,187
Accounts Payable - Commodity	15,006	17,867
Accounts Payable - Other	29,488	28,280
Accounts Payable - Related Parties	5,758	6,571
Derivatives - Energy Related Liabilities	14,412	11,385
Deferred Income Taxes - Net	546	—
Customer Deposits and Credit Balances	17,966	24,387
Environmental Remediation Costs	16,720	23,009
Taxes Accrued	5,053	1,774
Pension Benefits	1,240	1,240
Interest Accrued	4,726	6,240
Other Current Liabilities	5,090	6,016

Total Current Liabilities	237,105	255,556

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	48,822	48,311
Deferred Income Taxes - Net	301,083	285,159
Environmental Remediation Costs	71,650	66,975
Asset Retirement Obligations	29,447	29,388
Pension and Other Postretirement Benefits	71,911	90,055
Investment Tax Credits	833	905
Derivatives - Energy Related Liabilities	1,027	1,122
Derivatives - Other	6,601	8,146
Other	2,922	3,107

Total Regulatory and Other Noncurrent Liabilities	534,296	533,168

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,635,983	$1,615,723

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE ENTITY - South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of South Jersey Gas Company (SJG), a regulated natural gas utility. SJG distributes natural gas in the seven southern most counties of New Jersey. In our opinion, the condensed financial statements reflect all normal and recurring adjustments needed to fairly present our financial position and operating results at the dates and for the periods presented. SJG’s business is subject to seasonal fluctuations and accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. As permitted by the rules and regulations of the Securities and Exchange Commission, the accompanying condensed financial statements contain certain condensed financial information and exclude certain note disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These condensed financial statements should be read in conjunction with SJG’s 2011 Form 10-K for a more complete discussion of our accounting policies and certain other information.

REVENUE BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both revenues and cost of sales, and totaled $2.5 million and $3.9 million for the three months ended March 31, 2012 and 2011, respectively.

NEW ACCOUNTING PRONOUNCEMENTS — Other than as described below, no new accounting pronouncement issued or effective during 2011 and 2012 had, or is expected to have, a material impact on the condensed financial statements.

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU amends Accounting Standards Codification Topic 820 to include a consistent definition of the term “fair value” and set forth common requirements for measuring fair value and disclosing information about fair value measurements in financial statements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance modified the disclosures around fair value, but did not have an impact on the Company's financial statement results.

In June 2011, the FASB has issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In January 2012, the FASB issued ASU 2011-12, Deferral of the Effective Date for the Presentation of Reclassification Adjustments Out of Accumulated Other Comprehensive Income, which defers the provisions related to the presentation of reclassification adjustments. The other portions of the ASU remain unchanged and are effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have an impact on the Company's financial statement results.

In January 2012, the FASB issued ASU 2011-11, Enhanced Disclosure Requirements Concerning Offsetting of Financial Assets and Financial Liabilities. This ASU amends ASC 210-20 to add disclosure requirements in respect of the offsetting of financial assets and financial liabilities. The new guidance is effective for fiscal years beginning on or after January 1, 2013. Management does not anticipate the adoption of this guidance to have an impact on the Company's financial statement results.

2.	STOCK-BASED COMPENSATION PLANS:

Officers and other key employees of SJG participate in the Stock Option, Stock Appreciation Rights and Restricted Stock Award Plan ("Plan") of SJI. Restricted shares issued under this plan vest over a three-year period and are subject to SJI achieving certain market or earnings-based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. Grants containing market-based performance targets have been issued in each of the last three years and use SJI's total shareholder return (TSR) relative to a peer group to measure performance. Beginning with 2012, grants containing earnings-based targets have also been issued. These new grants are based on SJI's earnings per share growth rate relative to a peer group to measure performance.

See Note 2 to the Consolidated Financial Statements in Item 8 of SJG Annual Report on Form 10-K as of December 31, 2011 for the related accounting policy.

The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at March 31, 2012, and the assumptions used to estimate the fair value of the awards:

Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Jan. 2010 - TSR	9,920	$39.020	29.0%	1.65%
Jan. 2011 - TSR	7,372	$50.940	27.5%	1.01%
Jan. 2012 - TSR	3,868	$51.230	22.5%	0.43%
Jan. 2012 - EPS	3,868	$56.930	n/a	n/a

Expected volatility is based on the actual volatility of SJI’s share price over the preceding three year period as of the valuation date. The risk-free interest rate is based on the zero-coupon U.S. Treasury Bond, with a term equal to the three year term of the restricted shares. As notional dividend equivalents are credited to the holders, which are reinvested during the three year service period, no reduction to the fair value of the award is required.

The cost for restricted stock awards during 2012 and 2011 is approximately $0.1 million per quarter.

As of March 31, 2012, there was $0.7 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes information regarding restricted stock award activity during the three months ended March 31, 2012, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2012	17,568	$44.139

Granted	7,913	$54.080

Canceled / Forfeited	(453)	$49.430
Nonvested Shares Outstanding, March 31, 2012	25,028	$47.186

During the three months ended March 31, 2012, SJG awarded 7,098 shares that had vested at December 31, 2011, to its officers and other key employees at a market value of $0.4 million. During March 2011, SJG awarded 15,186 shares at a market value of $0.8 million. SJG has a policy of making cash payments to SJI to satisfy its obligations under this plan. Cash payments to SJI during both the three months ended March 31, 2012 and 2011 were approximately $0.3 million relating to stock awards. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

3.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU).  In October 2011, the Company filed a petition with the BPU requesting to modify and extend its CIRT II program. The petition requested an additional incremental investment of $40.0 million in 2012 and $50.0 million in 2013 (see Note 13 - Subsequent Events).

There have been no other significant regulatory actions or changes to SJG's rate structure since December 31, 2011. See Note 3 to the Financial Statements in Item 8 of SJG's Form 10-K as of December 31, 2011.

4.	REGULATORY ASSETS AND LIABILITIES:

There have been no significant changes to the nature of SJG’s regulatory assets and liabilities since December 31, 2011, which are described in Notes 3 and 4 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2011.

Regulatory Assets consisted of the following items (in thousands):

	March 31, 2012	December 31, 2011
Environmental Remediation Costs:
Expended - Net	$41,303	$45,815
Liability for Future Expenditures	88,370	89,984
Deferred Asset Retirement Obligation Costs	25,069	25,162
Deferred Pension and Other Postretirement Benefit Costs	88,529	88,624
Deferred Gas Costs - Net	9,730	22,441
Conservation Incentive Program Receivable	29,626	13,580
Societal Benefit Costs Receivable	10,015	8,618
Premium for Early Retirement of Debt	497	537
Deferred Interest Rate Contracts (Note 11)	6,601	8,146
Energy Efficiency Tracker	10,606	8,464
Other Regulatory Assets	4,102	3,850

Total Regulatory Assets	$314,448	$315,221

CONSERVATION INCENTIVE PROGRAM RECEIVABLE (CIP)– The increase in this receivable is primarily the result of unusually warm weather experienced in the region during the first quarter of 2012. The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer.

DEFERRED GAS COSTS – NET – Over/under collections of gas costs are monitored through SJG’s BGSS clause.  Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability.  Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval.  The BGSS decreased from a $22.4 million regulatory asset at December 31, 2011 to a $9.7 million regulatory asset at March 31, 2012 primarily due to gas costs recovered from customers exceeding the actual cost of the commodity incurred during the first three months of 2012, as a result of natural gas prices remaining at very low levels.

Regulatory Liabilities consisted of the following items (in thousands):

	March 31, 2012	December 31, 2011
Excess Plant Removal Costs	$46,963	$47,230
Other Regulatory Liabilities	1,859	1,081

Total Regulatory Liabilities	$48,822	$48,311

5.	RELATED PARTY TRANSACTIONS:

There have been no significant changes in the nature of SJG’s related party transactions since December 31, 2011. See Note 5 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2011 for a detailed description of such transactions.

A summary of related party transactions, excluding pass-through items, included in Operating Revenues were as follows, (in thousands):

	Three Months Ended March 31,
	2012	2011
Operating Revenues/Affiliates:
SJRG	$183	$5,875
Other	102	317
Total Operating Revenue/Affiliates	$285	$6,192

Related party transactions, excluding pass-through items, included in Operating Expenses were as follows, (in thousands):

	Three Months Ended March 31,
	2012	2011
Costs of Sales/Affiliates (Excluding depreciation):
SJRG	$1,495	$5,244
Energy-Related Derivative Losses *
SJRG	$4,967	$4,601

* Contracts used to hedge natural gas purchases. Included in Cost of Sales on the Condensed Statement of Income.

Operations Expense/Affiliates
SJI	$2,677	$2,496
SJIS	1,338	1,142
Millennium	787	731
Other	(136)	(97)
Total Operations Expense/Affiliates	$4,666	$4,272

6.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of both March 31, 2012 and December 31, 2011, the escrowed proceeds, including interest earned, totaled $0.1 million. SJG established a margin account with SJRG in conjunction with SJG's risk management activities as detailed in Note 11. The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with SJRG changes. As of March 31, 2012 and December 31, 2011, the balance held with SJRG totaled $2.8 million and $2.1 million, respectively. The carrying amounts of the Restricted Investments approximate their fair value at March 31, 2012 and December 31, 2011, which would be included in Level 1 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities).

LONG-TERM RECEIVABLES – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $12.4 million and $11.7 million as of March 31, 2012 and December 31, 2011, respectively.  The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the condensed balance sheets.  The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.4 million and $1.2 million as of March 31, 2012 and December 31, 2011, respectively.  The annual amortization to interest is not material to SJG’s financial statements.  The carrying amounts of these receivables approximate their fair value at March 31, 2012 and December 31, 2011, which would be included in Level 2 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities).

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJG's financial instruments that are not carried at fair value, including those financial instruments disclosed in this footnote, approximate their fair values at March 31, 2012 and December 31, 2011, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJG at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy. See Note 10 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJG's long-term debt, including current maturities, as of March 31, 2012 and December 31, 2011, were $458.0 million and $472.0 million, respectively.  The carrying amounts of SJG's long-term debt, including current maturities, as of both March 31, 2012 and December 31, 2011, were both $365.0 million.

7.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of March 31, 2012 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper Program/ Revolving Credit Facility	$200,000	$121,100	$78,900	May 2015
Uncommitted Bank Lines	10,000	—	10,000	Various (A)

Total	$210,000	$121,100	$88,900

(A) SJG reduced the uncommitted bank lines by $10.0 million as of March 31, 2012.

The SJG facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of March 31, 2012.

During the third quarter of 2011, SJG began a commercial paper program under which SJG may issue short-term, unsecured promissory notes to qualified investors up to a maximum aggregate amount outstanding at any time of $200.0 million.  The notes  have fixed maturities which vary by note, but may not exceed 270 days from the date of issue. Proceeds from the notes are used for general corporate purposes.  SJG uses the commercial paper program in tandem with the $200.0 million revolving credit facility and does not expect the principal amount of borrowings outstanding under the commercial paper program and the credit facility at any time to exceed an aggregate of $200.0 million.

Average borrowings outstanding under these credit facilities, not including letters of credit, during the three months ended March 31, 2012 and 2011 were $139.5 million and $38.6 million, respectively.  The maximum amount outstanding under these credit facilities, not including letters of credit, during the three months ended March 31, 2012 and 2011 were $152.8 million and $61.8 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our business’ future liquidity needs. Borrowings under these credit facilities are at market rates.  The weighted average interest rate on these borrowings, which changes daily, was 0.46% and 0.76% at March 31, 2012 and 2011, respectively.

8.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three months ended  March 31, 2012 and 2011, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended March 31,
	2012	2011
Service Cost	$898	$785
Interest Cost	1,813	1,826
Expected Return on Plan Assets	(2,085)	(1,815)
Amortizations:
Prior Service Cost	47	52
Actuarial Loss	1,326	1,009
Net Periodic Benefit Cost	1,999	1,857
Capitalized Benefit Costs	(980)	(910)
Total Net Periodic Benefit Expense	$1,019	$947

	Other Postretirement Benefits
	Three Months Ended March 31,
	2012	2011
Service Cost	$223	$215
Interest Cost	583	619
Expected Return on Plan Assets	(424)	(446)
Amortizations:
Prior Service Credits	(54)	(71)
Actuarial Loss	289	312
Net Periodic Benefit Cost	617	629
Capitalized Benefit Costs	(302)	(308)
Total Net Periodic Benefit Expense	$315	$321

Capitalized benefit costs reflected in the table above relate to our construction program.

SJG contributed $19.8 million to the pension plans in January 2012. No contributions were made to the pension plans during the three-month period ending March 31, 2011.  Payments related to the unfunded Supplemental Executive Retirement Plan are expected to approximate $1.2 million in 2012. We also have a regulatory obligation to contribute approximately $3.6 million annually to the other postretirement benefit plans’ trusts, less direct costs incurred.

See Note 11 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2011 for additional information related to SJG’s pension and other postretirement benefits.

9.	COMMITMENTS AND CONTINGENCIES:

STANDBY LETTER OF CREDIT -    SJG provided a $25.2 million letter of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system.

ENVIRONMENTAL REMEDIATION COSTS - SJG incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. There have been no changes to the status of SJG’s environmental remediation efforts since December 31, 2011, as described in Note 12 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2011.

GAS SUPPLY RELATED CONTRACTS - In the normal course of conducting business, we have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest date at which any of the primary terms of these contracts expire is October 2012. The transportation and storage agreements entered into between us and each of our interstate pipeline service providers were done so in accordance with their respective FERC approved tariff. Our cumulative obligation for gas supply related demand charges and reservation fees paid for these services averages approximately $3.7 million per month and is recovered on a current basis through the BGSS.

PENDING LITIGATION - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.3 million and $0.2 million related to all claims in the aggregate, as of March 31, 2012 and December 31, 2011, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

COLLECTIVE BARGAINING AGREEMENTS - Unionized personnel represent approximately 63% of our workforce at March 31, 2012. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (IBEW) that operates under a collective bargaining agreement that runs through February 2013, with the option to extend until February 2014 at the union’s election, and the International Association of Machinists and Aerospace Workers (IAM) that operates under a collective bargaining agreement that runs through  August 2014.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of March 31, 2012
	Total	Level 1	Level 2	Level 3
Assets -
Available-for-Sale Securities (A)	$7,240	$678	$6,562	$—
Derivatives – Energy Related Assets (B)	1,280	120	1,160	—
	$8,520	$798	$7,722	$—

Liabilities -

Derivatives – Energy Related Liabilities (B)	$15,439	$14,694	$745	$—
Derivatives – Other (C)	6,601	—	6,601	—
	$22,040	$14,694	$7,346	$—

As of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$6,655	$597	$6,058	$—
Derivatives – Energy Related Assets (B)	2,263	—	2,263	—
	$8,918	$597	$8,321	$—

Liabilities

Derivatives – Energy Related Liabilities (B)	$12,507	$11,173	$1,334	$—
Derivatives – Other (C)	8,146	—	8,146	—
	$20,653	$11,173	$9,480	$—

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

SJG is involved in buying, selling, transporting and storing natural gas and is subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company, through its affiliate South Jersey Resources Group (SJRG), uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, futures contracts, swap agreements and options contracts. As of March 31, 2012, SJG had outstanding derivative contracts intended to limit the exposure to market risk on 11.8 MMdts of expected future purchases of natural gas. These contracts, which do not qualify for the normal purchase and sale exemption and have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives —Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed balance sheets. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed balance sheets. As of March 31, 2012 and December 31, 2011, SJG had $14.2 million and $10.2 million of unrealized losses, respectively, included in its BGSS related to open financial contracts.

The Company has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives-Other on the condensed balance sheets. The fair value represents the amount SJG would have to pay the counterparty to terminate these contracts as of those dates. There have been no significant changes to the Company’s active interest rate swaps since December 31, 2011 which are described in Note 1 to the Financial Statements in Item 8 of SJG’s Annual Report on Form 10-K as of December 31, 2011. Subject to BPU approval, the market value upon termination of these interest rate derivatives can be recovered in rates and therefore these unrealized losses have been included in Regulatory Assets on the condensed balance sheets.

We previously used derivative transactions known as “Treasury Locks” to hedge against the impact on our cash flows of possible interest rate increases on debt issued in September 2005.  The initial $1.4 million cost of the Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the 30 year life of the associated debt issue.  As of March 31, 2012 and December 31, 2011, the unamortized balance was approximately $1.1 million.

The fair values of all derivative instruments, as reflected in the condensed balance sheets as of March 31, 2012 and December 31, 2011, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	March 31, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$1,181	$14,412	$2,263	$11,385

Derivatives – Energy Related – Non-Current	99	1,027	—	1,122

Interest rate contracts:

Derivatives – Other	—	6,601	—	8,146

Total derivatives not designated as hedging instruments under GAAP	$1,280	$22,040	$2,263	$20,653

The effect of derivative instruments on the condensed statements of income for the three ended March 31, 2012 and 2011 are as follows (in thousands):

	Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships Interest Rate Contracts:	2012	2011
Losses reclassified from accumulated OCI into income (a)	$(12)	$(12)
(a) Included in Interest Charges

Net realized losses associated with SJG’s energy-related financial commodity contracts of $5.0 million and $4.6 million for the three months ended March 31, 2012 and 2011, respectively, are not included in the above table.  These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

12.	LONG-TERM DEBT:

SJG did not issue or retire any long-term debt during the first three months of 2012.  In September 2011, SJG entered into an arrangement to issue Medium-Term Notes (MTN) under a private placement in an aggregate principal amount of $35.0 million. SJG expects to issue this debt in April 2012. In February 2012, SJG called its $35.0 million, 7.70% MTN due April 2027 at par, plus a 2.0% premium. The early redemption will occur concurrently with the issuance of the MTN in April 2012 (See Note 13 - Subsequent Events). In December 2011, SJG received approval from the BPU to issue up to $200.0 million in long-term debt under its MTN program by September 30, 2014. We retire debt when it is cost effective as permitted by the debt agreements.  Our long-term debt agreements contain no financial covenants.

13.	SUBSEQUENT EVENTS:

In April 2012, SJG issued $35.0 million, 3.7% Series D MTN due April 2032. Concurrent with this debt issuance, SJG redeemed early its $35.0 million, 7.70% MTN due April 2027 at par plus a 2.0% premium.

In October 2011, the Company filed a petition with the BPU requesting to modify and extend its CIRT II program. The petition requested an additional incremental investment of $40.0 million in 2012 and $50.0 million in 2013. In March 2012, the parties executed a stipulation agreeing to the acceleration of an incremental $35.0 million in capital spending through December 2012. The BPU approved this petition in May 2012.

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

OVERVIEW:

Organization - We are an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. We also sell natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transport natural gas purchased directly from producers or suppliers to their customers. We served 353,756 customers at March 31, 2012 compared with 349,096 customers at March 31, 2011.

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

A discussion of these and other risks and uncertainties may be found in SJG’s Form 10-K for the year ended December 31, 2011 and in other filings made by us with the Securities and Exchange Commission. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Quarterly Report on Form 10-Q, or in any document incorporated by reference, at the date of such document. While SJG believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJG undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies - Estimates and Assumptions - Management must make estimates and assumptions that affect the amounts reported in the condensed financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our condensed financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement benefit costs, and revenue recognition. A discussion of these estimates and assumptions may be found in SJG’s Form 10-K for the year ended December 31, 2011.

New Accounting Pronouncements -    See detailed discussions concerning New Accounting Pronouncements and their impact on SJG in Note 1 to the condensed financial statements.

Regulatory Actions – Other than the changes discussed in Note 3 to the condensed financial statements, there have been no significant regulatory actions since December 31, 2011. See detailed discussions concerning Regulatory Actions in Note 3 to the Financial Statements in item 8 of SJG’s Form 10-K for the year ended December 31, 2011.

Environmental Remediation –There have been no significant changes to the status of SJG’s environmental remediation efforts since December 31, 2011. See detailed discussion concerning Environmental Remediation in Note 12 to the Financial Statements in Item 8 of SJG’s Form 10-K for the year ended December 31, 2011.

Competition - See detailed discussion concerning competition in SJG’s Form 10-K for the year ended December 31, 2011.

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The number of customers purchasing their natural gas from marketers was 35,357 and 36,789 at March 31, 2012 and 2011, respectively.

RESULTS OF OPERATIONS:

The following table summarizes the composition of selected gas utility data for the three months ended March 31, (in thousands, except for degree day data):

	Three Months Ended March 31,
	2012	2011
Utility Throughput – dt:
Firm Sales -
Residential	8,595	11,241
Commercial	1,979	2,795
Industrial	126	155
Cogeneration & Electric Generation	76	120
Firm Transportation -
Residential	966	1,253
Commercial	2,245	2,759
Industrial	3,430	3,445
Cogeneration & Electric Generation	2,162	2,401

Total Firm Throughput	19,579	24,169

Interruptible Sales	—	3
Interruptible Transportation	424	692
Off-System	4,471	1,904
Capacity Release	16,967	10,155

Total Throughput - Utility	41,441	36,923

	Three Months Ended March 31,
	2012	2011
Utility Operating Revenues:
Firm Sales -
Residential	$113,629	$114,852
Commercial	22,062	26,800
Industrial	1,253	1,720
Cogeneration & Electric Generation	403	809
Firm Transportation -
Residential	5,923	6,550
Commercial	9,113	9,705
Industrial	5,420	4,395
Cogeneration & Electric Generation	2,001	1,742

Total Firm Revenues	159,804	166,573

Interruptible Sales	8	54
Interruptible Transportation	478	634
Off-System	15,829	10,134
Capacity Release	3,059	2,671
Other	258	257

Total Utility Operating Revenues	179,436	180,323

Less:
Cost of Sales	86,499	88,574
Conservation Recoveries*	3,302	3,255
RAC Recoveries*	1,912	1,591
EET Recoveries*	712	509
Revenue Taxes	2,491	3,873
Utility Margin	$84,520	$82,521

Margin:
Residential	$46,893	$58,799
Commercial and Industrial	17,588	21,327
Cogeneration and Electric Generation	964	775
Interruptible	31	48
Off-system & Capacity Release	900	695
Other Revenues	257	256
Margin Before Weather Normalization & Decoupling	66,633	81,900
CIRT Mechanism	767	566
CIP Mechanism	17,021	(26)
EET Mechanism	99	81
Utility Margin	$84,520	$82,521

Degree Days:	1,930	2,495

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.

Throughput – Total gas throughput increased  4.5 MMdts, or 12.2%, for the three months ended March 31, 2012, compared with the same period in 2011.  This increase was realized primarily in the Capacity Release and Off-System Sales (OSS) markets.   Capacity Release and OSS increased 6.8 MMdts and 2.6 MMdts, respectively, during the three months ended March 31, 2012, as compared with the same period in 2011. Due to unusually warm weather experienced in the region during the first quarter of 2012, SJG experienced a lower demand by its firm customers, thereby creating greater opportunity for both Capacity Release and OSS sales. Firm throughput decreased 4.6 MMdts, or 19.0%, during the three months ended March 31, 2012, compared to the same period in 2011.  This was primarily the result of weather that was 22.7% warmer for the three months ended March 31, 2012, as compared with the same period last year, partially offset by customer growth.  The Company added 4,660 customers over the twelve month period ended March 31, 2012, which represents a growth rate of 1.3%.

Conservation Incentive Program (CIP) - The effects of the CIP on our net income and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended March 31,
	2012	2011
Net Income Benefit:
CIP – Weather Related	$6.5	$(0.6)
CIP – Usage Related	3.6	0.6
Total Net Income Benefit	$10.1	$—

Weather Compared to 20-Year Average	21.4% warmer	1.6% colder
Weather Compared to Prior Year	22.7% warmer	2.6% colder

 Operating Revenues – Revenues decreased $0.9 million, or 0.5%, during the three months ended March 31, 2012, compared with the same period in the prior year. Firm sales revenue decreased $6.8 million, or 4.1%, during the first quarter of 2012 versus the same period in 2011, as the result of lower firm throughput, as reflected in the Throughput table above. This was the result of weather that was 22.7% warmer than last year and among the warmest winter seasons on record. While the impact of the warmer weather can readily be seen in the throughput table above, the impact on firm revenue is not as evident in the revenue table above. As SJG provided firm customers with a $21.1 million refund in March 2011 due to lower gas costs, revenues during the first quarter of 2011 were also lower than normal.

OSS revenue and capacity release revenue increased $5.7 million and $0.4 million, respectively, during the first quarter of 2012 versus the same period in 2011, as both sales and capacity release volume increased. As previously stated under "Throughput," this was made possible by the extremely warm weather in the region which freed up supplies for such sales. As reflected in the Margin table above, the impact of the higher OSS and capacity release activity did not have a material impact on the earnings of the Company, as SJG is required to share 85% of the profits of such activity with the ratepayers.

While changes in gas costs and BGSS recoveries may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed below under the caption “Margin.”

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

Total margin increased $2.0 million, or 2.4% for the three months ended March 31, 2012, compared with the same period in 2011, primarily due to customer additions and OSS and capacity release.  SJG added 4,660 customers over the 12-month period ended March 31, 2012, representing growth of 1.3% over the prior year and a corresponding increase in margin. As discussed under the caption "Operating Revenues" above, OSS and capacity release benefited from the warm weather.

Under SJG's CIP, the Company was protected from the impact of the unusually warm first quarter, the impact from which can be seen on the Margin table above, primarily in the residential and commercial markets. The CIP protected $17.0 million of pre-tax margin in the first three months of 2012 that would have been lost due to lower customer usage primarily as a result of weather that was 22.7% warmer than last year and 21.4% warmer than normal. The CIP provided no net benefit during the first quarter of 2011, as weather was close to normal during that period.

Operating Expenses - A summary of changes in operating expenses (in thousands):

Three Months Ended March 31, 2012 vs. 2011
Operations	$2,291
Maintenance	183
Depreciation	(303)
Energy and Other Taxes	(1,345)

Operations  – Operations expense increased $2.3 million for the three months ended March 31, 2012, respectively, as compared with the same period in 2011.  The increases are primarily due to several factors as follows:

•
Expense related to changes in SJG's reserve for uncollectible customer accounts increased $1.0 million for the three months ended March 31, 2012, as compared to the same period in 2011. Changes in the uncollectible reserve are the result of fluctuations in levels of customer account receivable balances from period to period. The reserve increased by $0.2 million in the first quarter of 2012, as customer account receivables increased during the three month period. During the first quarter of 2011, SJG credited customers with a $21.1 million refund, which contributed toward lowering SJG's reserve and resulting expense by $0.7 million during that period.

•
Spending under the New Jersey Clean Energy Program and Energy Efficiency Programs increased $0.3 million for the three months ended March 31, 2012, as compared to 2011.  Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period.

•	Employee benefit costs increased $0.4 million due to a higher level of health care claims during the three months ended March 31, 2012, as compared to 2011.

•	Corporate support, governance and compliance costs, primarily attributable to our parent, SJI, increased $0.2 million during the three months ended March 31, 2012, as compared to 2011.

•	The Company also experienced higher expense in various other areas such as compensation, telecommunication and sales expense.

Maintenance and Depreciation -   Changes in maintenance and depreciation expense for the three months ended March 31, 2012, compared with the same period in 2011, were not significant.

Energy and Other Taxes - Energy and Other Taxes decreased $1.3 million during the three months ended March 31, 2012, compared with the same period in 2011, primarily due to lower taxable firm throughput in 2012.  This resulted from significantly warmer weather during the first quarter of 2012.  Additional weather information can be found above under the caption “Conservation Incentive Program (CIP).”

Other Income and Expense - Other Income and Expense increased $0.5 million during the three months ended March 31 2012, compared with the same period in 2011.  With the approval of the Company’s CIRT II in March, 2011 the Company was permitted to recognize interest on construction on its qualified incremental spending.  While the debt-related component of the interest charge is credited against interest charges, the equity-related component of the interest charge is recognized as Other Income.  Given the timing of the approval, the impact was much greater during the first quarter of 2012, when the program was in effect for the full three month period.

Interest Charges –  Interest Charges decreased $0.8 million during the three months ended March 31, 2012, compared with the same period in 2011, primarily due to the redemption of $25.0 million aggregate principal long-term debt during the third quarter 2011. Also, higher levels of capitalized interest associated with increased spending under the CIRT programs reduced interest expense during the period.

Income Taxes – Income tax expense decreased by $1.1 million for the three months ended March 31, 2012, as compared with the same period in 2011. This decrease is primarily the result of a lower effective tax rate primarily due to a projected increase in 2012 in the Allowance for Funds Used During Construction (AFUDC) resulting from the Company's CIRT programs.

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities.  Net cash provided by operating activities totaled $42.4 million and $64.7 million in the first three months of 2012 and 2011, respectively.  Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Net cash provided by operations was negatively impacted by the $18.7 million BGSS bill credit posted to customer accounts in December 2011, and a $19.8 million pension contribution that occurred in January 2012.  There were no pension contributions made by the Company in 2011. These negative impacts were offset by tax benefits, which resulted in lower cash tax payments during the period.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital purchases was $37.0 million and $25.6 million during the first three months of 2012 and 2011, respectively.   We estimate the net cash outflows for construction projects for fiscal years 2012, 2013 and 2014 to be approximately $135.0 million, $106.0 million and $105.0 million, respectively.  For capital expenditures, including those under the CIRT, SJG will use short-term borrowings to finance capital expenditures as incurred.  From time to time, the Company will refinance the short-term debt incurred to support capital expenditures with long-term debt.

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

Credit facilities and available liquidity as of March 31, 2012 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper/Revolving Credit Facilities	$200,000	$121,100	78,900	May 2015
Uncommitted Bank Lines	10,000	—	10,000	Various (A)

Total	$210,000	$121,100	$88,900

(A) SJG reduced the uncommitted bank lines by $10.0 million as of March 31, 2012.

The SJG facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1, measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of March 31, 2012.

During the third quarter 2011, SJG began a commercial paper program under which SJG may issue short-term, unsecured promissory notes to qualified investors up to a maximum aggregate amount outstanding at any time of $200.0 million.  The notes will have fixed maturities which will vary by note, but may not exceed 270 days from the date of issue. Proceeds from the notes will be used for general corporate purposes.  SJG intends to use the commercial paper program in tandem with its $200.0 million revolving credit facility and does not expect the principal amount of borrowings outstanding under the commercial paper program and the credit facility at any time to exceed an aggregate of $200.0 million.

Average borrowings outstanding under the commercial paper program/revolving credit facility during the three months ended March 31, 2012 and 2011 were $139.5 million and $38.6 million, respectively.  The maximum amount outstanding under these credit facilities during the three months ended March 31, 2012 and 2011 were $152.8 million and $61.8 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our future liquidity needs.

SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance our long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. During the third quarter of 2011, SJG entered into an agreement to issue $35.0 million aggregate principal amount of MTNs under a private placement to occur in April 2012 and repaid $25.0 million of First Mortgage Bonds.  No other long-term debt was issued during the first three months of 2012 or 2011.

In December 2011, SJG received approval from the BPU to issue up to $200.0 million in long-term debt under its MTN program by September 30, 2014.

SJG’s capital structure was as follows:

	As of March 31, 2012	As of December 31, 2011
Common Equity	50.7%	49.0%
Long-Term Debt	37.0	38.0
Short-Term Debt	12.3	13.0

Total	100%	100%

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for capital expenditures for the first three months of 2012 amounted to $37.0 million. Management estimates net cash outflows for construction projects for 2012, 2013 and 2014, to be approximately $135.0 million, $106.0 million and $105.0 million, respectively.  Costs for remediation projects, net of insurance reimbursements, for the first three months of 2012 amounted to net cash inflows of $2.5 million.  Total cash outflows for remediation projects are expected to be $7.3 million, $20.7 million and $10.5 million million for 2012, 2013, and 2014, respectively.  As discussed in Notes 4 and 12 to the Financial Statements in Item 8 of SJG’s 10-K as of December 31, 2011, environmental remediation costs are subject to recovery from insurance carriers and ratepayers.

SJG provided a $25.2 million letter of credit under a separate facility, outside of the revolving credit facility to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG's natural gas distribution system.

SJG has certain commitments for interstate pipeline capacity, storage services, Liquefied Natural Gas (LNG) and LNG transportation services which carry demand type charges for which it pays fees regardless of usage. Those commitments as of March 31, 2012, average $43.9 million annually and total $202.5 million over the contracts’ lives.  Approximately 37% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the BGSS.

Contractual Cash Obligations –   Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2011.  There were no significant changes to SJG’s contractual cash obligations in 2012

Off-Balance Sheet Arrangements - We have no off-balance sheet arrangements.

Pending Litigation - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.3 million and $0.2 million related to all claims in the aggregate, as of March 31, 2012 and December 31, 2011, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

Ratio of Earnings to Fixed Charges - Our ratio of earnings to fixed charges for each of the periods indicated is as follows:

Twelve Months Ended March 31,	Year Ended December 31,
2012	2011	2010	2009	2008	2007
5.5x	5.3x	5.1x	4.9x	4.4x	4.1x

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

We transact commodities on a physical basis and typically do not enter into financial derivative positions directly. South Jersey Resources Group, LLC (SJRG), an affiliate by common ownership, manages our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts through SJRG to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. It is management’s policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. The majority of our contracts are typically less than 12-months long. The fair value and maturity of all these energy trading and hedging contracts determined using mark-to-market accounting as of March 31, 2012 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$21	$99	$120

Prices Provided by Other	1,160	—	1,160

Total	$1,181	$99	$1,280

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$13,747	$947	$14,694

Prices Provided by Other External Sources (Basis)	665	80	745

Total	$14,412	$1,027	$15,439

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location.  Contracted volumes of our NYMEX contracts are 11.5 MMdt with a weighted-average settlement price of $3.84 per dt.  Contracted volumes of our Basis contracts are 4.1 MMdt with a weighted average settlement price of $0.29 per dt.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2012	$(10,244)
Contracts Settled During the Three Months ended March 31, 2012, Net	3,675
Other Changes in Fair Value from Continuing and New Contracts, Net	(7,590)
Net Derivatives — Energy Related Liability, March 31, 2012	$(14,159)

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at March 31, 2012, was $121.1 million and averaged $139.5 million during the first three months of 2012. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $0.8 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2010 – 5 b.p. increase; 2009 – 29 b.p. decrease; 2008 - 317 b.p. decrease; 2007 - 36 b.p. decrease; and 2006 - 72 b.p. increase.  As of March 31, 2012, our average borrowing cost, which changes daily, was 0.46%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of March 31, 2012, the interest costs on all of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative.  Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of March 31, 2012, SJG’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its president (principal executive officer) and treasurer (principal financial officer), evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. Based on that evaluation, SJG’s president and treasurer concluded that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.
PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 25.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed in Part I, Item 1A of SJG’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6. Exhibits

(a)           Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

32.1
Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

32.2
Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

101
The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three months ended March 31, 2012, filed with the Securities and Exchange Commission on May 7, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Balance Sheets and (v) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
(Registrant)

Dated:	May 7, 2012	By:	/s/ Jeffrey E. DuBois
Jeffrey E. DuBois
President & Chief Operating Officer
(Principal Executive Officer)

Dated:	May 7, 2012	By:	/s/ Stephen H. Clark
Stephen H. Clark
Treasurer
(Principal Financial Officer)

Dated:	May 7, 2012	By:	/s/ Thomas S. Kavanaugh
Thomas S. Kavanaugh
Controller