Form 10-Q
period 2012-06-30
SOUTH JERSEY GAS Co
filed 2012-08-07
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

As of August 1, 2012 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2012	2011
Operating Revenues	$59,177	$65,187

Operating Expenses:
Cost of Sales (Excluding depreciation)	20,407	28,259
Operations	18,577	17,403
Maintenance	3,371	3,215
Depreciation	7,878	7,523
Energy and Other Taxes	1,479	1,722

Total Operating Expenses	51,712	58,122

Operating Income	7,465	7,065

Other Income and Expense	1,430	515

Interest Charges	(3,771)	(4,895)

Income Before Income Taxes	5,124	2,685

Income Taxes	(1,887)	(1,065)

Net Income	$3,237	$1,620

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2012	2011
Operating Revenues	$238,613	$245,510

Operating Expenses:
Cost of Sales (Excluding depreciation)	106,906	116,833
Operations	39,141	35,676
Maintenance	6,563	6,224
Depreciation	15,035	14,983
Energy and Other Taxes	4,648	6,236

Total Operating Expenses	172,293	179,952

Operating Income	66,320	65,558

Other Income and Expense	2,779	1,393

Interest Charges	(7,960)	(9,924)

Income Before Income Taxes	61,139	57,027

Income Taxes	(22,864)	(23,111)

Net Income	$38,275	$33,916

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2012	2011
Net Income	$3,237	$1,620

Other Comprehensive (Loss) Gain - Net of Tax: *

Unrealized (Loss) Gain on Available-for-Sale Securities	(136)	50
Unrealized Gain on Derivatives - Other	7	7

Other Comprehensive (Loss) Gain - Net of Tax *	(129)	57

Comprehensive Income	$3,108	$1,677

	Six Months Ended
	June 30,
	2012	2011
Net Income	$38,275	$33,916

Other Comprehensive Gain (Loss) - Net of Tax: *

Unrealized Gain (Loss) on Available-for-Sale Securities	215	(103)
Unrealized Gain on Derivatives - Other	14	14

Other Comprehensive Gain (Loss) - Net of Tax *	229	(89)

Comprehensive Income	$38,504	$33,827

* Determined using a combined statutory tax rate of 41% .

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2012	2011
Net Cash Provided by Operating Activities	$47,184	$51,301

Cash Flows from Investing Activities:
Capital Expenditures	(77,548)	(55,611)
Net Sale of Restricted Investments in Margin Accounts	458	994
Investment in Long-Term Receivables	(2,871)	(2,390)
Proceeds from Long-Term Receivables	3,781	2,418

Net Cash Used in Investing Activities	(76,180)	(54,589)

Cash Flows from Financing Activities:
Net Borrowing from Short-Term Credit Facilities	26,900	1,600
Proceeds from Issuance of Long-Term Debt	35,000	—
Principal Repayments of Long-Term Debt	(35,000)	—
Premium for Early Retirement of Debt	(700)	—
Payments for Issuance of Long-Term Debt	(341)	(28)

Net Cash Provided by Financing Activities	25,859	1,572

Net Decrease in Cash and Cash Equivalents	(3,137)	(1,716)
Cash and Cash Equivalents at Beginning of Period	3,504	2,030

Cash and Cash Equivalents at End of Period	$367	$314

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2012	December 31, 2011
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$1,590,771	$1,515,274
Accumulated Depreciation	(367,710)	(357,245)

Property, Plant and Equipment - Net	1,223,061	1,158,029

Investments:
Available-for-Sale Securities	7,000	6,655
Restricted Investments	1,740	2,198

Total Investments	8,740	8,853

Current Assets:
Cash and Cash Equivalents	367	3,504
Accounts Receivable	46,355	24,800
Accounts Receivable - Related Parties	821	1,122
Unbilled Revenues	8,157	31,978
Provision for Uncollectibles	(3,863)	(3,060)
Natural Gas in Storage, average cost	12,065	27,251
Materials and Supplies, average cost	1,681	1,654
Deferred Income Taxes - Net	—	6,301
Prepaid Taxes	22,238	17,296
Derivatives - Energy Related Assets	850	2,263
Other Prepayments and Current Assets	3,990	3,773

Total Current Assets	92,661	116,882

Regulatory and Other Noncurrent Assets:
Regulatory Assets	316,256	315,221
Unamortized Debt Issuance Costs	7,000	6,198
Long-Term Receivables	8,709	8,345
Derivatives - Energy Related Assets	239	—
Other	2,340	2,195

Total Regulatory and Other Noncurrent Assets	334,544	331,959

Total Assets	$1,659,006	$1,615,723

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	June 30, 2012	December 31, 2011
Capitalization and Liabilities
Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	200,926	200,926
Accumulated Other Comprehensive Loss	(11,900)	(12,129)
Retained Earnings	307,816	269,541

Total Common Equity	502,690	464,186

Long-Term Debt	365,000	362,813

Total Capitalization	867,690	826,999

Current Liabilities:
Notes Payable	153,500	126,600
Current Portion of Long-Term Debt	—	2,187
Accounts Payable - Commodity	11,218	17,867
Accounts Payable - Other	22,338	28,280
Accounts Payable - Related Parties	5,549	6,571
Derivatives - Energy Related Liabilities	7,446	11,385
Deferred Income Taxes - Net	2,249	—
Customer Deposits and Credit Balances	20,012	24,387
Environmental Remediation Costs	20,984	23,009
Taxes Accrued	1,416	1,774
Pension Benefits	1,240	1,240
Interest Accrued	5,794	6,240
Other Current Liabilities	4,108	6,016

Total Current Liabilities	255,854	255,556

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	47,946	48,311
Deferred Income Taxes - Net	302,486	285,159
Environmental Remediation Costs	67,869	66,975
Asset Retirement Obligations	29,888	29,388
Pension and Other Postretirement Benefits	74,354	90,055
Investment Tax Credits	761	905
Derivatives - Energy Related Liabilities	338	1,122
Derivatives - Other	8,680	8,146
Other	3,140	3,107

Total Regulatory and Other Noncurrent Liabilities	535,462	533,168

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,659,006	$1,615,723

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

REVENUE BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both revenues and cost of sales, and totaled $0.9 million and $1.2 million for the three months ended June 30, 2012 and 2011, and $3.4 million and $5.0 million for the six months ended June 30, 2012 and 2011, respectively. TEFA, which accounts for the majority of the revenue based taxes, is subject to a planned phase-out which decreased rates by 25% effective January 1, 2012.

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

The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at June 30, 2012, and the assumptions used to estimate the fair value of the awards:

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

As of June 30, 2012, there was $0.6 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes information regarding restricted stock award activity during the six months ended June 30, 2012, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2012	17,568	$44.139

Granted	7,913	$54.080

Canceled / Forfeited	(453)	$49.430
Nonvested Shares Outstanding, June 30, 2012	25,028	$47.186

During the six months ended June 30, 2012, SJG awarded 7,098 shares that had vested at December 31, 2011, to its officers and other key employees at a market value of $0.4 million. During the six month ended June 30, 2011, SJG awarded 15,186 shares at a market value of $0.8 million. SJG has a policy of making cash payments to SJI to satisfy its obligations under this plan. Cash payments to SJI during each of the six months ended June 30, 2012 and 2011 were approximately $0.3 million relating to stock awards. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

3.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU).  In October 2011, the Company filed a petition with the BPU requesting to modify and extend its CIRT II program. In March 2012, the parties executed a stipulation agreeing to an incremental investment of $35.0 million through December 2012. The BPU approved this stipulation in May 2012.

In May 2012, SJG filed a petition requesting the approval of a new Energy Efficiency Program (“EEP II”). The petition requests the approval to continue its Energy Efficiency Tracker (“EET”) to recover all cost associated with the EEP II through a 0.35% increase in rates. These programs provide customers with increased incentives to reduce their natural gas consumption. This petition is currently pending.
SJG filed its annual EET rate adjustment petition in June 2012 requesting a 0.7% increase in rates to recover the costs associated with its current Energy Efficiency Program (“EEP I”), which ended April 2012. Also in June 2012, SJG filed a petition requesting a continuation of the EEP I program to bridge the gap between the expiration of the EEP I program and the implementation of the proposed new EEP II program. Both petitions are currently pending.
In June 2012, the Company filed its annual Basic Gas Supply Service (“BGSS”) and Conservation Incentive Program (“CIP”) petitions with the BPU. These petitions request an 8.8% reduction in rates for the BGSS and a 7.0% increase in rates for the CIP, both commencing on October 1, 2012. Both petitions are currently pending.

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

Regulatory Assets consisted of the following items (in thousands):

	June 30, 2012	December 31, 2011
Environmental Remediation Costs:
Expended - Net	$39,747	$45,815
Liability for Future Expenditures	88,853	89,984
Deferred Asset Retirement Obligation Costs	25,319	25,162
Deferred Pension and Other Postretirement Benefit Costs	88,435	88,624
Deferred Gas Costs - Net	5,197	22,441
Conservation Incentive Program Receivable	31,498	13,580
Societal Benefit Costs Receivable	11,215	8,618
Premium for Early Retirement of Debt	456	537
Deferred Interest Rate Contracts (Note 11)	8,680	8,146
Energy Efficiency Tracker	11,650	8,464
Other Regulatory Assets	5,206	3,850

Total Regulatory Assets	$316,256	$315,221

CONSERVATION INCENTIVE PROGRAM RECEIVABLE (CIP)– The increase in this receivable is primarily the result of unusually warm weather experienced in the region during the first half of 2012. The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer.

DEFERRED GAS COSTS – NET – Over/under collections of gas costs are monitored through SJG’s BGSS clause.  Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability.  Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval.  The BGSS decreased from a $22.4 million regulatory asset at December 31, 2011 to a $5.2 million regulatory asset at June 30, 2012 primarily due to gas costs recovered from customers exceeding the actual cost of the commodity incurred during the first half of 2012, as a result of natural gas prices remaining at very low levels.

Regulatory Liabilities consisted of the following items (in thousands):

	June 30, 2012	December 31, 2011
Excess Plant Removal Costs	$46,668	$47,230
Other Regulatory Liabilities	1,278	1,081

Total Regulatory Liabilities	$47,946	$48,311

5.	RELATED PARTY TRANSACTIONS:

There have been no significant changes in the nature of SJG’s related party transactions since December 31, 2011. See Note 5 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2011 for a detailed description of such transactions.

A summary of related party transactions, excluding pass-through items, included in Operating Revenues were as follows, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Revenues/Affiliates:
SJRG	$89	$184	$272	$6,059
Other	85	167	187	484
Total Operating Revenue/Affiliates	$174	$351	$459	$6,543

Related party transactions, excluding pass-through items, included in Operating Expenses were as follows, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Costs of Sales/Affiliates (Excluding depreciation):
SJRG	$4,267	$14,263	$5,762	$19,507
Energy-Related Derivative Losses *
SJRG	$5,688	$2,453	$10,655	$7,054

* Contracts used to hedge natural gas purchases. Included in Cost of Sales on the Condensed Statement of Income.

Operations Expense/Affiliates
SJI	$2,486	$2,712	$5,163	$5,208
SJIS	1,255	1,131	2,593	2,273
Millennium	796	771	1,583	1,502
Other	(142)	(104)	(278)	(201)
Total Operations Expense/Affiliates	$4,395	$4,510	$9,061	$8,782

6.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of both June 30, 2012 and December 31, 2011, the escrowed proceeds, including interest earned, totaled $0.1 million. SJG established a margin account with SJRG in conjunction with SJG's risk management activities as detailed in Note 11. The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with SJRG changes. As of June 30, 2012 and December 31, 2011, the balance held with SJRG totaled $1.6 million and $2.1 million, respectively. The carrying amounts of the Restricted Investments approximate their fair value at June 30, 2012 and December 31, 2011, which would be included in Level 1 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities).

LONG-TERM RECEIVABLES – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $12.6 million and $11.7 million as of June 30, 2012 and December 31, 2011, respectively.  The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the condensed balance sheets.  The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.3 million and $1.2 million as of June 30, 2012 and December 31, 2011, respectively.  The annual amortization to interest is not material to SJG’s financial statements.  The carrying amounts of these receivables approximate their fair value at June 30, 2012 and December 31, 2011, which would be included in Level 2 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities).

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJG's financial instruments that are not carried at fair value, including those financial instruments disclosed in this footnote, approximate their fair values at June 30, 2012 and December 31, 2011, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJG at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy. See Note 10 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJG's long-term debt, including current maturities, as of June 30, 2012 and December 31, 2011, were $467.8 million and $472.0 million, respectively.  The carrying amounts of SJG's long-term debt, including current maturities, as of both June 30, 2012 and December 31, 2011, were both $365.0 million.

7.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of June 30, 2012 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper Program/ Revolving Credit Facility	$200,000	$153,500	$46,500	May 2015
Uncommitted Bank Lines	10,000	—	10,000	August 2012 (A)

Total	$210,000	$153,500	$56,500

(A) SJG reduced the uncommitted bank lines by $10.0 million during 2012. SJG anticipates renewing the remaining line of credit during the third quarter of 2012.

The SJG facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of June 30, 2012.

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

Average borrowings outstanding under these credit facilities, not including letters of credit, during the six months ended June 30, 2012 and 2011 were $137.1 million and $37.6 million, respectively.  The maximum amount outstanding under these credit facilities, not including letters of credit, during the six months ended June 30, 2012 and 2011 were $155.2 million and $61.8 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our business’ future liquidity needs. Borrowings under these credit facilities are at market rates.  The weighted average interest rate on these borrowings, which changes daily, was 0.48% and 1.27% at June 30, 2012 and 2011, respectively.

8.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and six months ended  June 30, 2012 and 2011, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service Cost	$848	$696	$1,746	$1,481
Interest Cost	1,893	1,775	3,706	3,601
Expected Return on Plan Assets	(1,897)	(1,726)	(3,983)	(3,541)
Amortizations:
Prior Service Cost	49	48	97	100
Actuarial Loss	1,612	1,048	2,938	2,057
Net Periodic Benefit Cost	2,505	1,841	4,504	3,698
Capitalized Benefit Costs	(1,228)	(902)	(2,207)	(1,812)
Total Net Periodic Benefit Expense	$1,277	$939	$2,297	$1,886

	Other Postretirement Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service Cost	$173	$164	$396	$379
Interest Cost	563	597	1,146	1,216
Expected Return on Plan Assets	(380)	(408)	(804)	(854)
Amortizations:
Prior Service Credits	(54)	(64)	(109)	(135)
Actuarial Loss	370	316	659	628
Net Periodic Benefit Cost	672	605	1,288	1,234
Capitalized Benefit Costs	(329)	(297)	(631)	(605)
Total Net Periodic Benefit Expense	$343	$308	$657	$629

Capitalized benefit costs reflected in the table above relate to our construction program.

SJG contributed $19.8 million to the pension plans in January 2012. No contributions were made to the pension plans during the six-month period ending June 30, 2011.  Payments related to the unfunded Supplemental Executive Retirement Plan are expected to approximate $1.2 million in 2012. We also have a regulatory obligation to contribute approximately $3.6 million annually to the other postretirement benefit plans’ trusts, less direct costs incurred.

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

GAS SUPPLY RELATED CONTRACTS - In the normal course of conducting business, we have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest date at which any of the primary terms of these contracts expire is October 2012. The transportation and storage agreements entered into between us and each of our interstate pipeline service providers were done so in accordance with their respective FERC approved tariff. Our cumulative obligation for gas supply related demand charges and reservation fees paid for these services averages approximately $3.6 million per month and is recovered on a current basis through the BGSS.

PENDING LITIGATION - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.4 million and $0.2 million related to all claims in the aggregate, as of June 30, 2012 and December 31, 2011, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

COLLECTIVE BARGAINING AGREEMENTS - Unionized personnel represent approximately 63% of our workforce at June 30, 2012. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (IBEW) that operates under a collective bargaining agreement that runs through February 2013, with the option to extend until February 2014 at the union’s election, and the International Association of Machinists and Aerospace Workers (IAM) that operates under a collective bargaining agreement that runs through  August 2014.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of June 30, 2012
	Total	Level 1	Level 2	Level 3
Assets -
Available-for-Sale Securities (A)	$7,000	$620	$6,380	$—
Derivatives – Energy Related Assets (B)	1,089	388	701	—
	$8,089	$1,008	$7,081	$—

Liabilities -

Derivatives – Energy Related Liabilities (B)	$7,784	$7,209	$575	$—
Derivatives – Other (C)	8,680	—	8,680	—
	$16,464	$7,209	$9,255	$—

As of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$6,655	$597	$6,058	$—
Derivatives – Energy Related Assets (B)	2,263	—	2,263	—
	$8,918	$597	$8,321	$—

Liabilities

Derivatives – Energy Related Liabilities (B)	$12,507	$11,173	$1,334	$—
Derivatives – Other (C)	8,146	—	8,146	—
	$20,653	$11,173	$9,480	$—

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

SJG is involved in buying, selling, transporting and storing natural gas and is subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company, through its affiliate South Jersey Resources Group (SJRG), uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, futures contracts, swap agreements and options contracts. As of June 30, 2012, SJG had outstanding derivative contracts intended to limit the exposure to market risk on 9.2 MMdts of expected future purchases of natural gas. These contracts, which do not qualify for the normal purchase and sale exemption and have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives —Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed balance sheets. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed balance sheets. As of June 30, 2012 and December 31, 2011, SJG had $6.7 million and $10.2 million of unrealized losses, respectively, included in its BGSS related to open financial contracts.

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

We previously used derivative transactions known as “Treasury Locks” to hedge against the impact on our cash flows of possible interest rate increases on debt issued in September 2005.  The initial $1.4 million cost of the Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the 30 year life of the associated debt issue.  As of both June 30, 2012 and December 31, 2011, the unamortized balance was approximately $1.1 million.

The fair values of all derivative instruments, as reflected in the condensed balance sheets as of June 30, 2012 and December 31, 2011, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	June 30, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$850	$7,446	$2,263	$11,385

Derivatives – Energy Related – Non-Current	239	338	—	1,122

Interest rate contracts:

Derivatives – Other	—	8,680	—	8,146

Total derivatives not designated as hedging instruments under GAAP	$1,089	$16,464	$2,263	$20,653

The effect of derivative instruments on the condensed statements of income for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships Interest Rate Contracts:	2012	2011	2012	2011
Losses reclassified from accumulated OCI into income (a)	$(12)	$(12)	$(24)	$(24)
(a) Included in Interest Charges

Net realized losses associated with SJG’s energy-related financial commodity contracts of $5.7 million and $2.5 million for the three months ended June 30, 2012 and 2011, and $10.7 million and $7.1 million for the six months ended June 30, 2012 and 2011 respectively, are not included in the above table.  These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

12.	LONG-TERM DEBT:

In 2011, SJG received approval from the BPU to issue up to $200.0 million in long-term debt under its MTN program by September 30, 2014. At June 30, 2012, $165.0 million was available under this program.

In February 2012, SJG called its $35.0 million, 7.70% MTN due April 2027 at par, plus a 2.0% premium. The early redemption occurred concurrently with the issuance in April 2012 of $35.0 million, 3.74% Series D MTN due April 2032.

We retire debt when it is cost effective as permitted by the debt agreements.  Our long-term debt agreements contain no financial covenants.

13.    SUBSEQUENT EVENT:

In July 2012, the Company filed a petition with the BPU requesting approval for an infrastructure replacement and improvement program that would operate in the same manner as SJG's existing CIRT. The petition requests approval for infrastructure improvement projects over the next five years totaling approximately $250.0 million that are incremental to the Company's normal capital projects scheduled over that same time period.  Under the program, SJG would spend $50.0 million per year for this work and is requesting the ability to earn a return of and a return on these investments. This petition is pending.

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

OVERVIEW:

Organization - We are an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. We also sell natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transport natural gas purchased directly from producers or suppliers to their customers. We served 354,305 customers at June 30, 2012 compared with 348,346 customers at June 30, 2011.

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

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The number of customers purchasing their natural gas from marketers was 38,174 and 39,243 at June 30, 2012 and 2011, respectively.

RESULTS OF OPERATIONS:

The following table summarizes the composition of selected gas utility data for the three and six months ended June 30, (in thousands, except for degree day data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Utility Throughput – dt:
Firm Sales -
Residential	2,294	2,514	10,889	13,755
Commercial	638	639	2,617	3,434
Industrial	36	27	162	182
Cogeneration & Electric Generation	418	434	494	554
Firm Transportation -
Residential	274	317	1,240	1,570
Commercial	920	877	3,165	3,636
Industrial	3,064	3,191	6,494	6,636
Cogeneration & Electric Generation	1,903	1,125	4,065	3,526

Total Firm Throughput	9,547	9,124	29,126	33,293

Interruptible Sales	2	9	2	12
Interruptible Transportation	317	372	741	1,064
Off-System	1,080	1,551	5,551	3,455
Capacity Release	17,019	17,504	33,986	27,659

Total Throughput - Utility	27,965	28,560	69,406	65,483

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Utility Operating Revenues:
Firm Sales -
Residential	$33,024	$34,036	$146,653	$148,888
Commercial	7,229	7,741	29,291	34,541
Industrial	381	574	1,634	2,294
Cogeneration & Electric Generation	1,525	2,692	1,928	3,501
Firm Transportation -
Residential	2,158	2,313	8,081	8,863
Commercial	3,936	3,482	13,049	13,187
Industrial	5,188	4,270	10,608	8,665
Cogeneration & Electric Generation	1,241	745	3,242	2,487

Total Firm Revenues	54,682	55,853	214,486	222,426

Interruptible Sales	42	161	50	215
Interruptible Transportation	338	328	816	962
Off-System	3,054	7,314	18,883	17,448
Capacity Release	787	1,228	3,846	3,899
Other	274	303	532	560

Total Utility Operating Revenues	59,177	65,187	238,613	245,510

Less:
Cost of Sales	20,407	28,259	106,906	116,833
Conservation Recoveries*	1,540	1,447	4,842	4,702
RAC Recoveries*	1,911	1,592	3,823	3,183
EET Recoveries*	843	635	1,555	1,144
Revenue Taxes	884	1,156	3,375	5,029
Utility Margin	$33,592	$32,098	$118,112	$114,619

Margin:
Residential	$18,723	$19,676	$65,616	$78,475
Commercial and Industrial	9,892	9,239	27,480	30,566
Cogeneration and Electric Generation	1,165	765	2,129	1,540
Interruptible	21	39	52	87
Off-system & Capacity Release	196	233	1,096	928
Other Revenues	515	386	772	642
Margin Before Weather Normalization & Decoupling	30,512	30,338	97,145	112,238
CIRT Mechanism	763	626	1,530	1,192
CIP Mechanism	2,212	1,040	19,233	1,014
EET Mechanism	105	94	204	175
Utility Margin	$33,592	$32,098	$118,112	$114,619

Degree Days:	367	376	2,297	2,871

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.

Throughput – Total gas throughput decreased 0.6 MMdts, or 2.1%, for the three months ended June 30, 2012, compared with the same period in 2011. This decrease was realized primarily in the Capacity Release and Off-System Sales (OSS) markets. Following an unusually warm winter season in the region, the demand for both Capacity Release and OSS declined in the second quarter and combined for a decrease of 1.0 MMdts for the period. Partially offsetting that decline in usage was higher electric generation sales throughput, which increased 0.8 MMdts, or 69.2%, as a result of the excessive heat during the second quarter. As the second quarter of 2012 was one of the warmest on record in the region, higher electric consumption for air conditioning drove the demand for greater natural gas consumption by the region's electric producers.

Total gas throughput increased  3.9 MMdts, or 6.0%, for the six months ended June 30, 2012, compared with the same period in 2011.  This increase was realized primarily in the Capacity Release and OSS markets which increased 6.3 MMdts and 2.1 MMdts, respectively, during the six months ended June 30, 2012, as compared with the same period in 2011. Due to unusually warm weather experienced in the region during the first quarter of 2012, SJG experienced a lower demand by its firm customers, thereby creating greater opportunity for both Capacity Release and OSS sales outside of SJG's territory during the winter months. Firm throughput decreased 4.2 MMdts, or 12.5%, during the six months ended June 30, 2012, compared to the same period in 2011.  This was primarily the result of weather that was 20.0% warmer for the six months ended June 30, 2012, as compared with the same period last year, partially offset by customer growth.  The Company added 5,959 customers over the twelve month period ended June 30, 2012, which represents a growth rate of 1.7%.

Conservation Incentive Program (CIP) - The effects of the CIP on our net income and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income Benefit:
CIP – Weather Related	$1.4	$1.9	$7.6	$1.3
CIP – Usage Related	(0.1)	(1.3)	3.8	(0.7)
Total Net Income Benefit	$1.3	$0.6	$11.4	$0.6

Weather Compared to 20-Year Average	31.1% warmer	29.5% warmer	23.1% warmer	3.9% warmer
Weather Compared to Prior Year	2.4% warmer	8.7% colder	20.0% warmer	3.3% colder

 Operating Revenues – Revenues decreased $6.0 million, or 9.2%, during the three months ended June 30, 2012, compared with the same period in the prior year. Firm sales revenue decreased $1.2 million, or 2.1%, during the second quarter of 2012 versus the same period in 2011 as a result of lower natural gas costs, primarily in the Cogeneration and Electric Generation markets. Firm sales volume to those markets remained consistent with prior year; however, revenue decreased $1.2 million, or 43.4%, as lower gas costs are being passed through to those customers. While changes in gas costs and BGSS recoveries may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed below under the caption “Margin.”

Lower Off-System Sales (OSS) volume, coupled with lower natural gas prices, resulted in a $4.3 million, or 58.2%, reduction in OSS revenues during the three months ended June 30, 2012, compared with the same period last year. The average price per decatherm of gas sold in the second quarter of 2012 was $2.83 versus $4.72 during the same period last year. As reflected in the Margin table above, the impact of changes in OSS and capacity release activity do not have a material impact on the earnings of the Company, as SJG is required to share 85% of the profits of such activity with the ratepayers.

Revenues decreased $6.9 million, or 2.8%, during the six months ended June 30, 2012, compared with the same period in the prior year. Firm sales revenue decreased $7.9 million, or 3.6%, during the first six months of 2012 versus the same period in 2011, as a result of lower firm throughput as reflected in the table above. This reduction in sales was the direct result of weather that was 20.0% warmer than last year. The impact of the warmer weather can readily be seen in the throughput table above; however, the impact on firm revenue is not as evident in the corresponding revenue table above. As SJG provided firm customers with a $21.1 million refund in March 2011 due to lower gas costs, revenues during the first quarter of 2011 were also lower than normal.

OSS revenue increased slightly during the first six months of 2012, versus the same period in 2011, despite a significant increase in sales throughput during the period as a result of lower gas costs during 2012, as previously discussed.

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

Total margin increased $1.5 million, or 4.7% for the three months ended June 30, 2012, compared with the same period in 2011, primarily due to customer additions and increased margins from cogeneration and electric generation due to the warmer temperatures noted above.  SJG added 5,959 customers over the 12-month period ended June 30, 2012, representing growth of 1.7% over the prior year and a corresponding increase in margin.

Under SJG's CIP, the Company was protected from the impact of the unusually warm second quarter, the impact from which can be seen on the Margin table above, primarily in the residential and commercial markets. The CIP protected $2.2 million of pre-tax margin in the second quarter of 2012 that would have been lost due to lower customer usage, compared with $1.0 million in the same period last year.

Total margin increased $3.5 million, or 3.0% for the six months ended June 30, 2012 compared with the same period in 2011 due to customer additions, higher margins from cogeneration and electric generation and increased margins from commercial and industrial customers.

The CIP protected $19.2 million of pre-tax margin in the first half of 2012 that would have been lost due to lower customer usage, compared with $1.0 million in the same period last year. Of these amounts, $12.8 million and $2.2 million were related to weather variations and $6.5 and $(1.2) million were related to other customer usage variations in 2012 and 2011, respectively.

Operating Expenses - A summary of changes in operating expenses (in thousands):

	Three Months Ended June 30, 2012 vs. 2011	Six Months Ended June 30, 2012 vs. 2011
Operations	1,174	3,465
Maintenance	156	339
Depreciation	355	52
Energy and Other Taxes	(243)	(1,588)

Operations  – Operations expense increased $1.2 million and $3.5 million for the three and six month periods ended June 30, 2012, respectively, as compared with the same periods in 2011.  The increases are primarily due to several factors as follows:

•
Expense related to changes in SJG's reserve for uncollectible customer accounts (decreased) increased $(0.4) million and $0.5 million for the three and six month periods ended June 30, 2012, respectively, as compared to the same periods in 2011. Changes in the uncollectible reserve are the result of fluctuations in levels of customer account receivable balances from period to period.

•
Spending under the New Jersey Clean Energy Program and Energy Efficiency Programs increased $0.3 million and $0.6 million for the three and six month periods ended June 30, 2012, respectively, as compared to 2011.  Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period.

•
Employee benefit costs, including pension costs, increased $0.3 million and $0.7 million for the three and six month periods ended June 30, 2012, respectively, as compared to 2011. Lower discount rates in 2012 increased the cost of providing pension and other postretirement benefits.

•
Corporate support, governance and compliance costs, primarily attributable to our parent, SJI, increased $0.3 million and $0.6 million during the three and six month periods ended June 30, 2012, respectively, as compared to 2011.

•	Bank fees increased $0.3 million in both the three and six month periods ended June 30, 2012, as compared to 2011. This increase in cost is primarily associated with SJG's commercial paper program.

•	The Company also experienced higher expense in various other areas such as compensation, telecommunication and sales expense.

Maintenance and Depreciation -   Changes in maintenance and depreciation expense for the three and six month periods ended June 30, 2012, compared with the same periods in 2011, were not significant.

Energy and Other Taxes - Energy and Other Taxes decreased $0.2 million and $1.6 million during the three and six month periods ended June 30, 2012, respectively, compared with the same periods in 2011, primarily due to a 25% decrease in the Company's primary energy tax, the Transitional Energy Facilities Assessment, effective January 1, 2012. The Company also experienced lower taxable firm throughput in 2012 resulting from significantly warmer weather during 2012.  Additional weather information can be found above under the caption “Conservation Incentive Program (CIP).”

Other Income and Expense - Other Income and Expense increased $0.9 million and $1.4 million during the three and six month periods ended June 30, 2012, respectively, compared with the same periods in 2011.  With the approval of the Company’s CIRT II in March 2011, and the subsequent approval of its extension in March 2012, the Company is permitted to recognize a return on its qualified incremental spending.  While the debt-related component of the Company's return is credited against interest charges, the equity-related component is recognized as Other Income.  Given the timing of the approvals, the impact was greater during 2012, when the program was in effect for the full six month period.

Interest Charges –  Interest Charges decreased $1.1 million and $2.0 million during the three and six month periods ended June 30, 2012, respectively, compared with the same periods in 2011. This decrease was primarily due to the redemption of $25.0 million aggregate principal long-term debt during the third quarter 2011, and the April 2012 retirement and concurrent issuance of $35.0 million of Medium Term Notes, which effectively reduced the Company's long-term rate on the $35.0 million of debt from 7.7% to 3.7%. Also, higher levels of capitalized interest associated with increased spending under the CIRT programs reduced interest expense during 2012.

Income Taxes – Income tax expense generally fluctuates as income before income taxes changes. Minor variations will occur period to period as a result of effective tax rate adjustments. These adjustments are due to a projected increase in the Allowance for Funds Used During Construction resulting from the Company's CIRT programs which will lower the 2012 effective tax rate, compared with the 2011 effective tax rate.

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities.  Net cash provided by operating activities totaled $47.2 million and $51.3 million in the first six months of 2012 and 2011, respectively.  Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Net cash provided by operations was negatively impacted by a $19.8 million pension contribution that occurred in January 2012.  There were no pension contributions made by the Company in 2011. This was offset by tax benefits, which resulted in lower cash tax payments during the period, and lower natural gas costs, which resulted in lower cash requirements as inventory is being filled during the spring and summer months.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital purchases was $77.5 million and $55.6 million during the first six months of 2012 and 2011, respectively.   We estimate the net cash outflows for construction projects for fiscal years 2012, 2013 and 2014 to be approximately $135.0 million, $106.0 million and $105.0 million, respectively.  For capital expenditures, including those under the CIRT, SJG will use short-term borrowings to finance capital expenditures as incurred.  From time to time, the Company will refinance the short-term debt incurred to support capital expenditures with long-term debt.

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

Credit facilities and available liquidity as of June 30, 2012 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper/Revolving Credit Facilities	$200,000	$153,500	$46,500	May 2015
Uncommitted Bank Lines	10,000	—	10,000	August 2012 (A)

Total	$210,000	$153,500	$56,500

(A) SJG reduced the uncommitted bank lines by $10.0 million during 2012. SJG anticipates renewing the remaining line of credit during the third quarter of 2012.

The SJG facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1, measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of June 30, 2012.

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

Average borrowings outstanding under the commercial paper program/revolving credit facility during the six months ended June 30, 2012 and 2011 were $137.1 million and $37.6 million, respectively.  The maximum amount outstanding under these credit facilities during the six months ended June 30, 2012 and 2011 were $155.2 million and $61.8 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our future liquidity needs.

SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance our long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. In April 2012, SJG issued an aggregate $35.0 million of 3.74% First Mortgage Bonds under a private placement due April 2032 and concurrently redeemed an aggregate $35.0 million of 7.7% First Mortgage Bonds due April 2027 at a 2% premium.  No other long-term debt was issued during the first six months of 2012 or 2011.

In December 2011, SJG received approval from the BPU to issue up to $200.0 million in long-term debt under its MTN program by September 30, 2014. At the end of the second quarter 2012, there was $165.0 million available to be issued under this program.

SJG’s capital structure was as follows:

	As of June 30, 2012	As of December 31, 2011
Common Equity	49%	49%
Long-Term Debt	36	38
Short-Term Debt	15	13

Total	100%	100%

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for capital expenditures for the first six months of 2012 amounted to $77.5 million. Management estimates net cash outflows for construction projects for 2012, 2013 and 2014, to be approximately $135.0 million, $106.0 million and $105.0 million, respectively.  Costs for remediation projects, net of insurance reimbursements, for the first six months of 2012 amounted to net cash inflows of $2.1 million.  Total cash outflows for remediation projects are expected to be $5.3 million, $24.0 million and $9.8 million million for 2012, 2013, and 2014, respectively.  As discussed in Notes 4 and 12 to the Financial Statements in Item 8 of SJG’s 10-K as of December 31, 2011, environmental remediation costs are subject to recovery from insurance carriers and ratepayers.

SJG provided a $25.2 million letter of credit under a separate facility, outside of the revolving credit facility to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG's natural gas distribution system.

SJG has certain commitments for interstate pipeline capacity, storage services, Liquefied Natural Gas (LNG) and LNG transportation services, which carry demand type charges for which it pays fees regardless of usage. Those commitments as of June 30, 2012, average $43.2 million annually and total $198.6 million over the contracts’ lives.  Approximately 37% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the BGSS.

Contractual Cash Obligations –   Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2011.  There were no significant changes to SJG’s contractual cash obligations in 2012 except for commodity supply purchase obligations, which decreased by $53.0 million since December 31, 2011, due to payments made during the first six months of 2012.

Off-Balance Sheet Arrangements - We have no off-balance sheet arrangements.

Pending Litigation - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.4 million and $0.2 million related to all claims in the aggregate, as of June 30, 2012 and December 31, 2011, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

Ratio of Earnings to Fixed Charges - Our ratio of earnings to fixed charges for each of the periods indicated is as follows:

Twelve Months Ended June 30,	Year Ended December 31,
2012	2011	2010	2009	2008	2007
5.7x	5.3x	5.1x	4.9x	4.4x	4.1x

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

We transact commodities on a physical basis and typically do not enter into financial derivative positions directly. South Jersey Resources Group, LLC (SJRG), an affiliate by common ownership, manages our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts through SJRG to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. It is management’s policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. The majority of our contracts are typically less than 12-months long. The fair value and maturity of these energy trading and hedging contracts determined using mark-to-market accounting as of June 30, 2012 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$149	$239	$388

Prices Provided by Other External Sources (Basis)	701	—	701

Total	$850	$239	$1,089

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$6,923	$286	$7,209

Prices Provided by Other External Sources (Basis)	523	52	575

Total	$7,446	$338	$7,784

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location.  Contracted volumes of our NYMEX contracts are 8.2 MMdt with a weighted-average settlement price of $3.74 per dt.  Contracted volumes of our Basis contracts are 2.6 MMdt with a weighted average settlement price of $0.26 per dt.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2012	$(10,244)
Contracts Settled During the Six Months ended June 30, 2012, Net	6,204
Other Changes in Fair Value from Continuing and New Contracts, Net	(2,655)
Net Derivatives — Energy Related Liability, June 30, 2012	$(6,695)

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at June 30, 2012, was $153.5 million and averaged $137.1 million during the first six months of 2012. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $0.8 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2011 - 14 b.p. decrease; 2010 – 5 b.p. increase; 2009 – 29 b.p. decrease; 2008 - 317 b.p. decrease; and 2007 - 36 b.p. decrease.  As of June 30, 2012, our average interest rate on variable-rate debt was 0.48%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of June 30, 2012, the interest costs on all of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative.  Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of June 30, 2012, SJG’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its president (principal executive officer) and treasurer (principal financial officer), evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. Based on that evaluation, SJG’s president and treasurer concluded that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

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

101
The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012, filed with the Securities and Exchange Commission on August 7, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Balance Sheets and (v) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
(Registrant)

Dated:	August 7, 2012	By:	/s/ Jeffrey E. DuBois
Jeffrey E. DuBois
President
(Principal Executive Officer)

Dated:	August 7, 2012	By:	/s/ Stephen H. Clark
Stephen H. Clark
Treasurer
(Principal Financial Officer)

Dated:	August 7, 2012	By:	/s/ Thomas S. Kavanaugh
Thomas S. Kavanaugh
Controller