Form 10-Q
period 2012-09-30
SOUTH JERSEY GAS Co
filed 2012-11-08
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

As of November 1, 2012 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	September 30,
	2012	2011
Operating Revenues	$54,251	$58,482

Operating Expenses:
Cost of Sales (Excluding depreciation)	21,053	27,516
Operations	17,536	15,693
Maintenance	3,570	3,414
Depreciation	7,975	7,615
Energy and Other Taxes	1,167	1,384

Total Operating Expenses	51,301	55,622

Operating Income	2,950	2,860

Other Income and Expense	1,703	650

Interest Charges	(3,872)	(4,539)

Income (Loss) Before Income Taxes	781	(1,029)

Income Taxes	(258)	699

Net Income (Loss)	$523	$(330)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Nine Months Ended
	September 30,
	2012	2011
Operating Revenues	$292,864	$303,992

Operating Expenses:
Cost of Sales (Excluding depreciation)	127,959	144,349
Operations	56,677	51,369
Maintenance	10,133	9,638
Depreciation	23,010	22,598
Energy and Other Taxes	5,815	7,620

Total Operating Expenses	223,594	235,574

Operating Income	69,270	68,418

Other Income and Expense	4,482	2,043

Interest Charges	(11,832)	(14,463)

Income Before Income Taxes	61,920	55,998

Income Taxes	(23,122)	(22,412)

Net Income	$38,798	$33,586

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	September 30,
	2012	2011
Net Income (Loss)	$523	$(330)

Other Comprehensive Gain (Loss) - Net of Tax: *

Unrealized Gain (Loss) on Available-for-Sale Securities	205	(478)
Unrealized Gain on Derivatives - Other	7	7

Other Comprehensive Gain (Loss) - Net of Tax *	212	(471)

Comprehensive Income (Loss)	$735	$(801)

	Nine Months Ended
	September 30,
	2012	2011
Net Income	$38,798	$33,586

Other Comprehensive Gain (Loss) - Net of Tax: *

Unrealized Gain (Loss) on Available-for-Sale Securities	420	(581)
Unrealized Gain on Derivatives - Other	21	21

Other Comprehensive Gain (Loss) - Net of Tax *	441	(560)

Comprehensive Income	$39,239	$33,026

* Determined using a combined statutory tax rate of 41% .

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended
	September 30,
	2012	2011
Net Cash Provided by Operating Activities	$51,006	$67,738

Cash Flows from Investing Activities:
Capital Expenditures	(114,886)	(92,776)
Net Sale of Restricted Investments in Margin Accounts	641	1,712
Investment in Long-Term Receivables	(4,178)	(3,780)
Proceeds from Long-Term Receivables	5,217	4,297

Net Cash Used in Investing Activities	(113,206)	(90,547)

Cash Flows from Financing Activities:
Net Borrowing from Short-Term Credit Facilities	11,300	47,600
Proceeds from Issuance of Long-Term Debt	85,000	—
Principal Repayments of Long-Term Debt	(35,000)	(25,000)
Premium for Early Retirement of Debt	(700)	—
Payments for Issuance of Long-Term Debt	(936)	(32)

Net Cash Provided by Financing Activities	59,664	22,568

Net Decrease in Cash and Cash Equivalents	(2,536)	(241)
Cash and Cash Equivalents at Beginning of Period	3,504	2,030

Cash and Cash Equivalents at End of Period	$968	$1,789

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2012	December 31, 2011
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$1,625,431	$1,515,274
Accumulated Depreciation	(373,064)	(357,245)

Property, Plant and Equipment - Net	1,252,367	1,158,029

Investments:
Available-for-Sale Securities	7,337	6,655
Restricted Investments	1,557	2,198

Total Investments	8,894	8,853

Current Assets:
Cash and Cash Equivalents	968	3,504
Accounts Receivable	38,130	24,800
Accounts Receivable - Related Parties	1,117	1,122
Unbilled Revenues	7,378	31,978
Provision for Uncollectibles	(4,704)	(3,060)
Natural Gas in Storage, average cost	19,823	27,251
Materials and Supplies, average cost	1,593	1,654
Deferred Income Taxes - Net	—	6,301
Prepaid Taxes	25,296	17,296
Derivatives - Energy Related Assets	746	2,263
Other Prepayments and Current Assets	4,155	3,773

Total Current Assets	94,502	116,882

Regulatory and Other Noncurrent Assets:
Regulatory Assets	324,161	315,221
Unamortized Debt Issuance Costs	7,474	6,198
Long-Term Receivables	8,830	8,345
Derivatives - Energy Related Assets	610	—
Other	2,561	2,195

Total Regulatory and Other Noncurrent Assets	343,636	331,959

Total Assets	$1,699,399	$1,615,723

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	September 30, 2012	December 31, 2011
Capitalization and Liabilities
Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	200,926	200,926
Accumulated Other Comprehensive Loss	(11,688)	(12,129)
Retained Earnings	308,340	269,541

Total Common Equity	503,426	464,186

Long-Term Debt	390,000	362,813

Total Capitalization	893,426	826,999

Current Liabilities:
Notes Payable	137,900	126,600
Current Portion of Long-Term Debt	25,000	2,187
Accounts Payable - Commodity	9,725	17,867
Accounts Payable - Other	21,429	28,280
Accounts Payable - Related Parties	4,745	6,571
Derivatives - Energy Related Liabilities	3,418	11,385
Deferred Income Taxes - Net	7,923	—
Customer Deposits and Credit Balances	24,634	24,387
Environmental Remediation Costs	17,648	23,009
Taxes Accrued	1,417	1,774
Pension Benefits	1,240	1,240
Interest Accrued	4,079	6,240
Other Current Liabilities	3,851	6,016

Total Current Liabilities	263,009	255,556

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	46,156	48,311
Deferred Income Taxes - Net	303,546	285,159
Environmental Remediation Costs	73,864	66,975
Asset Retirement Obligations	30,278	29,388
Pension and Other Postretirement Benefits	76,551	90,055
Investment Tax Credits	690	905
Derivatives - Energy Related Liabilities	26	1,122
Derivatives - Other	8,365	8,146
Other	3,488	3,107

Total Regulatory and Other Noncurrent Liabilities	542,964	533,168

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,699,399	$1,615,723

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

REVENUE BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax, Transitional Energy Facility Assessment (TEFA) and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both revenues and cost of sales, and totaled $0.7 million and $0.9 million for the three months ended September 30, 2012 and 2011, and $4.0 million and $5.9 million for the nine months ended September 30, 2012 and 2011, respectively. TEFA, which accounts for the majority of the revenue based taxes, is subject to a planned phase-out which decreased rates by 25% effective January 1, 2012.

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

Officers and other key employees of SJG participate in the Stock Option, Stock Appreciation Rights and Restricted Stock Award Plan ("Plan") of SJI. Restricted shares issued under this plan vest over a three-year period and are subject to SJI achieving certain market or earnings-based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. Grants containing market-based performance targets have been issued in each of the last three years and use SJI's total shareholder return (TSR) relative to a peer group to measure performance. Beginning with 2012, grants containing earnings-based targets have also been issued. These new grants are based on SJI's earnings per share (EPS) growth rate relative to a peer group to measure performance.

See Note 2 to the Consolidated Financial Statements in Item 8 of SJG Annual Report on Form 10-K as of December 31, 2011 for the related accounting policy.

The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at September 30, 2012, and the assumptions used to estimate the fair value of the awards:

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

As of September 30, 2012, there was $0.5 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes information regarding restricted stock award activity during the nine months ended September 30, 2012, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2012	17,568	$44.139

Granted	7,913	$54.080

Canceled / Forfeited	(453)	$49.430
Nonvested Shares Outstanding, September 30, 2012	25,028	$47.186

During the nine months ended September 30, 2012, SJG awarded 7,098 shares that had vested at December 31, 2011, to its officers and other key employees at a market value of $0.4 million. During the nine month ended September 30, 2011, SJG awarded 15,186 shares at a market value of $0.8 million. SJG has a policy of making cash payments to SJI to satisfy its obligations under this plan. Cash payments to SJI during each of the nine months ended September 30, 2012 and 2011 were approximately $0.3 million relating to stock awards. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

3.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). In May 2012, SJG filed a petition requesting the approval of a new Energy Efficiency Program (“EEP II”). The petition requests the approval to continue its Energy Efficiency Tracker (“EET”) to recover all costs associated with the EEP II through a $3.1 million increase in annual revenues. These programs provide customers with increased incentives to reduce their natural gas consumption. This petition is currently pending.

In September 2012, the BPU approved the 2010 and 2011 Annual EET true-up filings resulting in a $4.7 million increase in annual revenues, effective October 1, 2012.

In June 2012, SJG filed a petition requesting a continuation of the Energy Efficiency Program (“EEP I”) to bridge the gap between the expiration of the EEP I program on April 30, 2012 and the implementation of the proposed new EEP II program. This petition was approved by the BPU in August 2012. Also in June, SJG filed its annual EET rate adjustment petition requesting a $5.8 million increase in annual revenues to recover the costs associated with its EEP I program. This petition is still pending.
Also in June 2012, the Company filed its annual Basic Gas Supply Service (“BGSS”) and Conservation Incentive Program (“CIP”) petition with the BPU. This petition requested a $27.0 million reduction in annual revenues for the BGSS and a $30.4 million increase in annual revenues for the CIP. Provisional rates were approved for both clauses by the BPU in September 2012, with rates commencing on October 1, 2012.
In July 2012, SJG filed a petition to implement a five-year, $250.0 million Accelerated Infrastructure Replacement Program (“AIRP”). The Company proposed spending an incremental $50.0 million per year on the accelerated replacement of its cast iron and bare steel main and service infrastructure and is seeking a return on program investments as it had under prior Capital Investment Recovery Tracker ("CIRT") programs. This petition is still pending.

In October 2012, SJG filed a petition requesting a $13.2 million increase in annual CIRT revenues which would result from rolling CIRT I, CIRT II and a portion of CIRT III investments into base rates effective January 1, 2013. This petition is currently pending.

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

Regulatory Assets consisted of the following items (in thousands):

	September 30, 2012	December 31, 2011
Environmental Remediation Costs:
Expended - Net	$40,773	$45,815
Liability for Future Expenditures	91,512	89,984
Deferred Asset Retirement Obligation Costs	25,477	25,162
Deferred Pension and Other Postretirement Benefit Costs	88,340	88,624
Deferred Gas Costs - Net	4,638	22,441
Conservation Incentive Program Receivable	33,924	13,580
Societal Benefit Costs Receivable	11,827	8,618
Premium for Early Retirement of Debt	416	537
Deferred Interest Rate Contracts (Note 11)	8,365	8,146
Energy Efficiency Tracker	12,974	8,464
Other Regulatory Assets	5,915	3,850

Total Regulatory Assets	$324,161	$315,221

CONSERVATION INCENTIVE PROGRAM RECEIVABLE (CIP)– The increase in this receivable is primarily the result of unusually warm weather experienced in the region during the first half of 2012. The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer.

DEFERRED GAS COSTS – NET – Over/under collections of gas costs are monitored through SJG’s BGSS clause.  Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability.  Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval.  The BGSS decreased from a $22.4 million regulatory asset at December 31, 2011 to a $4.6 million regulatory asset at September 30, 2012 primarily due to gas costs recovered from customers exceeding the actual cost of the commodity incurred during the first nine months of 2012, as a result of natural gas prices remaining at very low levels.

Regulatory Liabilities consisted of the following items (in thousands):

	September 30, 2012	December 31, 2011
Excess Plant Removal Costs	$46,150	$47,230
Other Regulatory Liabilities	6	1,081

Total Regulatory Liabilities	$46,156	$48,311

5.	RELATED PARTY TRANSACTIONS:

There have been no significant changes in the nature of SJG’s related party transactions since December 31, 2011. See Note 5 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2011 for a detailed description of such transactions.

A summary of related party transactions, excluding pass-through items, included in Operating Revenues were as follows, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Revenues/Affiliates:
SJRG	$211	$238	$483	$6,297
Other	312	110	499	594
Total Operating Revenue/Affiliates	$523	$348	$982	$6,891

Related party transactions, excluding pass-through items, included in Operating Expenses were as follows, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Costs of Sales/Affiliates (Excluding depreciation):
SJRG	$2,683	$12,608	$8,445	$32,115
Energy-Related Derivative Losses *
SJRG	$3,011	$2,404	$13,666	$9,458

* Contracts used to hedge natural gas purchases. Included in Cost of Sales on the Condensed Statement of Income.

Operations Expense/Affiliates
SJI	$2,237	$1,820	$7,400	$7,028
SJIS	1,240	1,182	3,833	3,455
Millennium	796	771	2,379	2,273
Other	(99)	(115)	(377)	(316)
Total Operations Expense/Affiliates	$4,174	$3,658	$13,235	$12,440

6.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of both September 30, 2012 and December 31, 2011, the escrowed proceeds, including interest earned, totaled $0.1 million. SJG established a margin account with SJRG in conjunction with SJG's risk management activities as detailed in Note 11. The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with SJRG changes. As of September 30, 2012 and December 31, 2011, the balance held with SJRG totaled $1.4 million and $2.1 million, respectively. The carrying amounts of the Restricted Investments approximate their fair value at September 30, 2012 and December 31, 2011, which would be included in Level 1 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities).

LONG-TERM RECEIVABLES – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $12.8 million and $11.7 million as of September 30, 2012 and December 31, 2011, respectively.  The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the condensed balance sheets.  The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.2 million as of both September 30, 2012 and December 31, 2011.  The annual amortization to interest is not material to SJG’s financial statements.  The carrying amounts of these receivables approximate their fair value at September 30, 2012 and December 31, 2011, which would be included in Level 2 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities).

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJG's financial instruments that are not carried at fair value, including those financial instruments disclosed in this footnote, approximate their fair values at September 30, 2012 and December 31, 2011, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJG at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy. See Note 10 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJG's long-term debt, including current maturities, as of September 30, 2012 and December 31, 2011, were $518.5 million and $472.0 million, respectively.  The carrying amounts of SJG's long-term debt, including current maturities, as of September 30, 2012 and December 31, 2011, were $415.0 million and $365.0 million, respectively.

7.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of September 30, 2012 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper Program/ Revolving Credit Facility	$200,000	$137,900	$62,100	May 2015
Uncommitted Bank Lines	10,000	—	10,000	August 2013 (A)

Total	$210,000	$137,900	$72,100

(A) SJG reduced the uncommitted bank lines by $10.0 million during 2012.

The SJG facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of September 30, 2012.

During the third quarter of 2011, SJG began a commercial paper program under which SJG may issue short-term, unsecured promissory notes to qualified investors up to a maximum aggregate amount outstanding at any time of 200.0 million.  The notes  have fixed maturities which vary by note, but may not exceed 270 days from the date of issue. Proceeds from the notes are used for general corporate purposes.  SJG uses the commercial paper program in tandem with the 200.0 million revolving credit facility and does not expect the principal amount of borrowings outstanding under the commercial paper program and the credit facility at any time to exceed an aggregate of 200.0 million.

Average borrowings outstanding under these credit facilities, not including letters of credit, during the nine months ended September 30, 2012 and 2011 were $146.3 million and $55.2 million, respectively.  The maximum amount outstanding under these credit facilities, not including letters of credit, during the nine months ended September 30, 2012 and 2011 were $180.5 million and $111.4 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our business’ future liquidity needs. Borrowings under these credit facilities are at market rates.  The weighted average interest rate on these borrowings, which changes daily, was 0.47% and 0.44% at September 30, 2012 and 2011, respectively.

8.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and nine months ended  September 30, 2012 and 2011, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service Cost	$873	$741	$2,619	$2,222
Interest Cost	1,853	1,800	5,559	5,401
Expected Return on Plan Assets	(1,991)	(1,771)	(5,974)	(5,312)
Amortizations:
Prior Service Cost	48	51	145	151
Actuarial Loss	1,469	1,028	4,407	3,085
Net Periodic Benefit Cost	2,252	1,849	6,756	5,547
Capitalized Benefit Costs	(1,306)	(906)	(3,513)	(2,718)
Total Net Periodic Benefit Expense	$946	$943	$3,243	$2,829

	Other Postretirement Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service Cost	$198	$189	$594	$568
Interest Cost	573	608	1,719	1,824
Expected Return on Plan Assets	(402)	(427)	(1,206)	(1,281)
Amortizations:
Prior Service Credits	(54)	(67)	(162)	(202)
Actuarial Loss	329	314	988	942
Net Periodic Benefit Cost	644	617	1,933	1,851
Capitalized Benefit Costs	(374)	(302)	(1,005)	(907)
Total Net Periodic Benefit Expense	$270	$315	$928	$944

Capitalized benefit costs reflected in the table above relate to our construction program.

SJG contributed $19.8 million to the pension plans in January 2012. No contributions were made to the pension plans during the nine-month period ending September 30, 2011.  Payments related to the unfunded Supplemental Executive Retirement Plan are expected to approximate $1.2 million in 2012. We also have a regulatory obligation to contribute approximately $3.6 million annually to the other postretirement benefit plans’ trusts, less direct costs incurred.

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

PENDING LITIGATION - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.4 million and $0.2 million related to all claims in the aggregate, as of September 30, 2012 and December 31, 2011, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

COLLECTIVE BARGAINING AGREEMENTS - Unionized personnel represent approximately 63% of our workforce at September 30, 2012. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (IBEW) that operates under a collective bargaining agreement that runs through February 2013, with the option to extend until February 2014 at the union’s election, and the International Association of Machinists and Aerospace Workers (IAM) that operates under a collective bargaining agreement that runs through  August 2014.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of September 30, 2012
	Total	Level 1	Level 2	Level 3
Assets -
Available-for-Sale Securities (A)	$7,337	$660	$6,677	$—
Derivatives – Energy Related Assets (B)	1,356	1,179	177	—
	$8,693	$1,839	$6,854	$—

Liabilities -

Derivatives – Energy Related Liabilities (B)	$3,444	$3,242	$202	$—
Derivatives – Other (C)	8,365	—	8,365	—
	$11,809	$3,242	$8,567	$—

As of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$6,655	$597	$6,058	$—
Derivatives – Energy Related Assets (B)	2,263	—	2,263	—
	$8,918	$597	$8,321	$—

Liabilities

Derivatives – Energy Related Liabilities (B)	$12,507	$11,173	$1,334	$—
Derivatives – Other (C)	8,146	—	8,146	—
	$20,653	$11,173	$9,480	$—

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

SJG is involved in buying, selling, transporting and storing natural gas and is subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company, through its affiliate South Jersey Resources Group (SJRG), uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, futures contracts, swap agreements and options contracts. As of September 30, 2012, SJG had outstanding derivative contracts intended to limit the exposure to market risk on 7.2 MMdts of expected future purchases of natural gas and 0.8 MMdts of expected future sales of natural gas. These contracts, which do not qualify for the normal purchase and sale exemption and have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives —Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed balance sheets. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed balance sheets. As of September 30, 2012 and December 31, 2011, SJG had $2.1 million and $10.2 million of unrealized losses, respectively, included in its BGSS related to open financial contracts.

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

We previously used derivative transactions known as “Treasury Locks” to hedge against the impact on our cash flows of possible interest rate increases on debt issued in September 2005.  The initial $1.4 million cost of the Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the 30 year life of the associated debt issue.  As of both September 30, 2012 and December 31, 2011, the unamortized balance was approximately $1.1 million.

The fair values of all derivative instruments, as reflected in the condensed balance sheets as of September 30, 2012 and December 31, 2011, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	September 30, 2012		December 31, 2011
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$746	$3,418	$2,263	$11,385

Derivatives – Energy Related – Non-Current	610	26	—	1,122

Interest rate contracts:

Derivatives – Other	—	8,365	—	8,146

Total derivatives not designated as hedging instruments under GAAP	$1,356	$11,809	$2,263	$20,653

The effect of derivative instruments on the condensed statements of income for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships Interest Rate Contracts:	2012	2011	2012	2011
Losses reclassified from accumulated OCI into income (a)	$(12)	$(12)	$(36)	$(36)
(a) Included in Interest Charges

Net realized losses associated with SJG’s energy-related financial commodity contracts of $3.0 million and $2.4 million for the three months ended September 30, 2012 and 2011, and $13.7 million and $9.5 million for the nine months ended September 30, 2012 and 2011 respectively, are not included in the above table.  These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

12.	LONG-TERM DEBT:

In 2011, SJG received approval from the BPU to issue up to $200.0 million in long-term debt under its MTN program by September 30, 2014. At September 30, 2012, $115.0 million was available under this program.

In February 2012, SJG called its $35.0 million, 7.70% MTN due April 2027 at par, plus a 2.0% premium. The early redemption occurred concurrently with the issuance in April 2012 of $35.0 million, 3.74% Series D MTN due April 2032. In September 2012, SJG issued $50.0 million of 3.0% Series D MTN due September 2024. SJG also agreed to issue $35.0 million of 3.03% Series D MTN in November 2012 via private placement with delayed funding.

We retire debt when it is cost effective as permitted by the debt agreements.  Our long-term debt agreements contain no financial covenants.

13.    SUBSEQUENT EVENT:

In October 2012, Hurricane Sandy made landfall in New Jersey, bringing high winds, heavy rainfall, and flooding to homes and businesses throughout the northeastern United States. Service disruptions and damage to Company facilities was minimal. The Company is currently evaluating the impact of the storm, and is unable at this time to estimate a possible loss or range of loss related to Hurricane Sandy, however such costs are not expected to be significant.

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

OVERVIEW:

Organization - We are an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. We also sell natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transport natural gas purchased directly from producers or suppliers to their customers. We served 354,468 customers at September 30, 2012 compared with 348,131 customers at September 30, 2011.

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

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The number of customers purchasing their natural gas from marketers was 41,857 and 39,786 at September 30, 2012 and 2011, respectively.

RESULTS OF OPERATIONS:

The following table summarizes the composition of selected gas utility data for the three and nine months ended September 30, (in thousands, except for degree day data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Utility Throughput – dt:
Firm Sales -
Residential	1,327	1,226	12,216	14,981
Commercial	585	516	3,202	3,950
Industrial	18	24	180	206
Cogeneration & Electric Generation	834	1,014	1,328	1,568
Firm Transportation -
Residential	171	162	1,411	1,732
Commercial	552	538	3,717	4,174
Industrial	3,051	2,976	9,545	9,612
Cogeneration & Electric Generation	3,400	1,584	7,465	5,110

Total Firm Throughput	9,938	8,040	39,064	41,333

Interruptible Sales	—	1	2	13
Interruptible Transportation	264	307	1,005	1,371
Off-System	1,176	1,455	6,727	4,910
Capacity Release	16,488	18,220	50,474	45,879

Total Throughput - Utility	27,866	28,023	97,272	93,506

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Utility Operating Revenues:
Firm Sales -
Residential	$25,618	$25,906	$172,271	$174,794
Commercial	7,571	8,153	36,862	42,694
Industrial	327	582	1,961	2,876
Cogeneration & Electric Generation	3,298	5,450	5,226	8,951
Firm Transportation -
Residential	1,864	1,862	9,945	10,725
Commercial	2,802	2,804	15,851	15,991
Industrial	5,239	4,710	15,847	13,375
Cogeneration & Electric Generation	2,170	379	5,412	2,866

Total Firm Revenues	48,889	49,846	263,375	272,272

Interruptible Sales	—	14	50	229
Interruptible Transportation	278	282	1,094	1,244
Off-System	4,051	6,727	22,934	24,175
Capacity Release	786	1,345	4,632	5,244
Other	247	268	779	828

Total Utility Operating Revenues	54,251	58,482	292,864	303,992

Less:
Cost of Sales	21,053	27,516	127,959	144,349
Conservation Recoveries*	1,259	691	6,101	5,393
RAC Recoveries*	1,912	1,590	5,735	4,773
EET Recoveries*	797	604	2,352	1,748
Revenue Taxes	650	832	4,025	5,861
Utility Margin	$28,580	$27,249	$146,692	$141,868

Margin:
Residential	$14,484	$13,839	$80,100	$92,314
Commercial and Industrial	8,385	7,984	35,865	38,550
Cogeneration and Electric Generation	1,620	973	3,749	2,513
Interruptible	12	21	64	108
Off-system & Capacity Release	213	241	1,309	1,169
Other Revenues	409	412	1,181	1,054
Margin Before Weather Normalization & Decoupling	25,123	23,470	122,268	135,708
CIRT Mechanism	756	719	2,286	1,911
CIP Mechanism	2,586	2,961	21,819	3,975
EET Mechanism	115	99	319	274
Utility Margin	$28,580	$27,249	$146,692	$141,868

Degree Days:	26	21	2,323	2,892

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.

Throughput – Total gas throughput decreased 0.2 MMdts, or 0.6%, for the three months ended September 30, 2012, compared with the same period in 2011. This decrease was realized primarily in the Capacity Release and Off-System Sales (OSS) markets. Following an unusually warm winter season in the region, the demand for both Capacity Release and OSS declined in the summer months and combined for a decrease of 2.0 MMdts for the third quarter. Partially offsetting that decline in usage was higher electric generation transportation throughput, which increased 1.8 MMdts, or 114.6%, as a result of the excessive heat during the third quarter. As the third quarter of 2012 was one of the warmest on record in the region, higher electric consumption for air conditioning drove the demand for greater natural gas consumption by the region's electric producers.

Total gas throughput increased  3.8 MMdts, or 4.0%, for the nine months ended September 30, 2012, compared with the same period in 2011.  This increase was realized primarily in the Capacity Release and OSS markets which increased 4.6 MMdts and 1.8 MMdts, respectively, during the nine months ended September 30, 2012, as compared with the same period in 2011. Due to unusually warm weather experienced in the region during the first quarter of 2012, SJG experienced a lower demand by its firm customers, thereby creating greater opportunity for both Capacity Release and OSS sales outside of SJG's territory during the winter months. Firm throughput decreased 2.3 MMdts, or 5.5%, during the nine months ended September 30, 2012, compared to the same period in 2011.  This is most apparent in the heat sensitive residential and commercial markets whose total throughput decreased 4.3 MMdts, or 17.3%, as a result of weather that was 19.7% warmer for the nine months ended September 30, 2012, as compared with the same period last year. Partially offsetting the negative impact of warmer weather on firm throughput was customer growth.  The Company added 6,337 customers over the twelve month period ended September 30, 2012, which represents a growth rate of 1.8%.

Conservation Incentive Program (CIP) - The effects of the CIP on our net income and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income Benefit:
CIP – Weather Related*	$—	$—	$7.6	$1.3
CIP – Usage Related	1.5	1.8	5.3	1.1
Total Net Income Benefit	$1.5	$1.8	$12.9	$2.4

Weather Compared to 20-Year Average*	—	—	23.4% warmer	4.6% warmer
Weather Compared to Prior Year*	—	—	19.7% warmer	4.0% colder

* Weather variations did not have a material impact on third quarter residential and commercial usage.

 Operating Revenues – Revenues decreased $4.2 million, or 7.2%, during the three months ended September 30, 2012, compared with the same period in the prior year. Lower Off-System Sales (OSS) volume, coupled with lower natural gas prices, resulted in a $2.7 million, or 39.8%, reduction in OSS revenues during the three months ended September 30, 2012, compared with the same period last year. The average price per decatherm of gas sold in the third quarter of 2012 was $3.45 versus $4.62 during the same period last year. As reflected in the Margin table above, the impact of changes in OSS and capacity release activity do not have a material impact on the earnings of SJG, as SJG is required to share 85% of the profits of such activity with the ratepayers. Total firm sales revenue decreased $1.0 million, or 1.9%, during the third quarter of 2012 versus the same period in 2011 as a result of lower natural gas costs, primarily in the Cogeneration and Electric Generation markets. Firm sales volume to those markets declined slightly compared with prior year; however, associated revenue decreased $2.2 million, or 39.5%, as lower gas costs are being passed through to those customers. While changes in gas costs and BGSS recoveries may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed below under the caption “Margin.”

Firm transportation revenue increased $2.3 million during the third quarter. As previously stated under "Throughput", electric generation transportation increased significantly as a result of the excessive heat during the third quarter, which drove the demand for greater natural gas consumption by the region's electric producers.

Revenues decreased $11.1 million, or 3.7%, during the nine months ended September 30, 2012, compared with the same period in the prior year. Total firm revenue decreased $8.9 million, or 3.3%, during the first nine months of 2012 versus the same period in 2011, as a result of lower firm throughput as reflected in the table above. This reduction in sales was the direct result of weather that was 19.7% warmer than last year. The impact of the warmer weather on the heat sensitive residential and commercial markets can readily be seen in the throughput table above; however, the impact on firm revenue is not as evident in the corresponding revenue table above. As SJG provided firm customers with a $21.1 million refund in March 2011, due to an over recovery of natural gas costs, revenues during 2011 were also lower than normal.

OSS revenue decreased slightly during the first nine months of 2012, versus the same period in 2011, despite a significant increase in sales throughput during the period as a result of lower gas costs during 2012, as previously discussed.

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

Total margin increased $1.3 million, or 4.9% for the three months ended September 30, 2012, compared with the same period in 2011, primarily due to customer additions and increased margins from cogeneration and electric generation due to the warmer temperatures noted above.  SJG added 6,337 customers over the 12-month period ended September 30, 2012, representing growth of 1.8% over the prior year and a corresponding increase in margin.

The CIP protected $2.6 million of pre-tax margin in the third quarter of 2012 that would have been lost due to lower customer usage, compared with $3.0 million in the same period last year.

Total margin increased $4.8 million, or 3.4% for the nine months ended September 30, 2012 compared with the same period in 2011 due to customer additions, higher margins from cogeneration and electric generation and increased margins from commercial and industrial customers.

The CIP protected $21.8 million of pre-tax margin in the first nine months of 2012 that would have been lost due to lower customer usage, compared with $4.0 million in the same period last year. Of these amounts, $12.8 million and $2.2 million were related to weather variations and $9.1 and $1.8 million were related to other customer usage variations in 2012 and 2011, respectively.

Operating Expenses - A summary of changes in operating expenses (in thousands):

	Three Months Ended September 30, 2012 vs. 2011	Nine Months Ended September 30, 2012 vs. 2011
Operations	$1,843	$5,308
Maintenance	156	495
Depreciation	360	412
Energy and Other Taxes	(217)	(1,805)

Operations  – Operations expense increased $1.8 million and $5.3 million for the three and nine month periods ended September 30, 2012, respectively, as compared with the same periods in 2011.  The increases are primarily due to several factors as follows:

•
Expense related to changes in SJG's reserve for uncollectible customer accounts increased $0.5 million and $1.0 million for the three and nine month periods ended September 30, 2012, respectively, as compared to the same periods in 2011. Changes in the uncollectible reserve are the result of fluctuations in levels of customer account receivable balances from period to period. In addition, SJG wrote off an additional $0.8 million of uncollectible customer accounts during the third quarter of 2012, which were no longer deemed recoverable.

•
Spending under the New Jersey Clean Energy Program and Energy Efficiency Programs increased $0.8 million and $1.3 million for the three and nine month periods ended September 30, 2012, respectively, as compared to 2011.  Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period.

•
Employee benefit costs, including pension costs, (decreased) increased $(0.2) million and $0.5 million for the three and nine month periods ended September 30, 2012, respectively, as compared to 2011. Lower discount rates in 2012 increased the cost of providing pension and other postretirement benefits. This was partially offset by a decrease in the healthcare reserve during the third quarter as a result of improved claims experience during 2012.

•
Corporate support, governance and compliance costs, primarily attributable to our parent, SJI, increased $0.2 million and $0.7 million during the three and nine month periods ended September 30, 2012, respectively, as compared to 2011.

•	The Company also experienced higher expense in various other areas such as compensation, bank fees, telecommunication and sales expense.

Maintenance and Depreciation -   Changes in maintenance and depreciation expense for the three and nine month periods ended September 30, 2012, compared with the same periods in 2011, were not significant.

Energy and Other Taxes - Energy and Other Taxes decreased $0.2 million and $1.8 million during the three and nine month periods ended September 30, 2012, respectively, compared with the same periods in 2011, primarily due to a 25% decrease in the Company's primary energy tax, the Transitional Energy Facilities Assessment, effective January 1, 2012. The Company also experienced lower taxable firm throughput in 2012 resulting from significantly warmer weather during 2012.  Additional weather information can be found above under the caption “Conservation Incentive Program (CIP).”

Other Income and Expense - Other Income and Expense increased $1.1 million and $2.4 million during the three and nine month periods ended September 30, 2012, respectively, compared with the same periods in 2011.  With the approval of the Company’s CIRT II in March 2011, and the subsequent approval of its extension in March 2012, the Company is permitted to recognize a return on its qualified incremental spending.  While the debt-related component of the Company's return is credited against interest charges, the equity-related component is recognized as Other Income.  Given the timing of the approvals, the impact was greater during 2012, when the program was in effect for the full nine month period.

Interest Charges –  Interest Charges decreased $0.7 million and $2.6 million during the three and nine month periods ended September 30, 2012, respectively, compared with the same periods in 2011. This decrease was primarily due to the redemption of $25.0 million aggregate principal long-term debt during the third quarter 2011, and the April 2012 retirement and concurrent issuance of $35.0 million of Medium Term Notes, which effectively reduced the Company's long-term rate on the $35.0 million of debt from 7.7% to 3.7%. Also, higher levels of capitalized interest associated with increased spending under the CIRT programs reduced interest expense during 2012.

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities.  Net cash provided by operating activities totaled $51.0 million and $67.7 million in the first nine months of 2012 and 2011, respectively.  Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Net cash provided by operations was negatively impacted by a $19.8 million pension contribution that occurred in January 2012 coupled with the negative impact of warmer-than-normal weather on working capital. There were no pension contributions made by the Company in 2011. This was offset by tax benefits, which resulted in lower cash tax payments during the period, and lower natural gas costs, which resulted in lower cash requirements as inventory is being filled during the spring and summer months.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital purchases was $114.9 million and $92.8 million during the first nine months of 2012 and 2011, respectively.   We estimate the net cash outflows for construction projects for fiscal years 2012, 2013 and 2014 to be approximately $148.7 million, $106.0 million and $105.0 million, respectively.  For capital expenditures, including those under the CIRT, SJG will use short-term borrowings to finance capital expenditures as incurred.  From time to time, the Company will refinance the short-term debt incurred to support capital expenditures with long-term debt.

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

Credit facilities and available liquidity as of September 30, 2012 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper/Revolving Credit Facilities	$200,000	$137,900	$62,100	May 2015
Uncommitted Bank Lines	10,000	—	10,000	August 2013 (A)

Total	$210,000	$137,900	$72,100

(A) SJG reduced the uncommitted bank lines by $10.0 million during 2012.

The SJG facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1, measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of September 30, 2012.

During the third quarter 2011, SJG began a commercial paper program under which SJG may issue short-term, unsecured promissory notes to qualified investors up to a maximum aggregate amount outstanding at any time of 200.0 million.  The notes will have fixed maturities which will vary by note, but may not exceed 270 days from the date of issue. Proceeds from the notes will be used for general corporate purposes.  SJG intends to use the commercial paper program in tandem with its 200.0 million revolving credit facility and does not expect the principal amount of borrowings outstanding under the commercial paper program and the credit facility at any time to exceed an aggregate of 200.0 million.

Average borrowings outstanding under the commercial paper program/revolving credit facility during the nine months ended September 30, 2012 and 2011 were $146.3 million and $55.2 million, respectively.  The maximum amount outstanding under these credit facilities during the nine months ended September 30, 2012 and 2011 were $180.5 million and $111.4 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our future liquidity needs.

SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance our long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment. In April 2012, SJG issued an aggregate $35.0 million of 3.74% First Mortgage Bonds under a private placement due April 2032 and concurrently redeemed an aggregate $35.0 million of 7.7% First Mortgage Bonds due April 2027 at a 2% premium.  In September 2012, SJG issued an aggregate $50.0 million of 3.00% First Mortgage Bonds under a private placement due September 2024 and agreed to issue an aggregate $35.0 million of 3.03% First Mortgage Bonds under a private placement with delayed funding until November 2012. No other long-term debt was issued during the first nine months of 2012 or 2011.

In December 2011, SJG received approval from the BPU to issue up to $200.0 million in long-term debt under its MTN program by September 30, 2014. At the end of the third quarter 2012, there was $115.0 million available to be issued under this program.

SJG’s capital structure was as follows:

	September 30, 2012	As of December 31, 2011
Common Equity	48%	49%
Long-Term Debt	39	38
Short-Term Debt	13	13

Total	100%	100%

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for capital expenditures for the first nine months of 2012 amounted to $114.9 million. Management estimates net cash outflows for construction projects for 2012, 2013 and 2014, to be approximately $148.7 million, $106.0 million and $105.0 million, respectively.  Costs for remediation projects, net of insurance reimbursements, for the first nine months of 2012 amounted to net cash inflows of $0.9 million.  Total cash outflows for remediation projects are expected to be $3.0 million, $18.6 million and $16.6 million million for 2012, 2013, and 2014, respectively.  As discussed in Notes 4 and 12 to the Financial Statements in Item 8 of SJG’s 10-K as of December 31, 2011, environmental remediation costs are subject to recovery from insurance carriers and ratepayers.

SJG provided a $25.2 million letter of credit under a separate facility, outside of the revolving credit facility to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG's natural gas distribution system.

SJG has certain commitments for interstate pipeline capacity, storage services, Liquefied Natural Gas (LNG) and LNG transportation services, which carry demand type charges for which it pays fees regardless of usage. Those commitments as of September 30, 2012, average $44.2 million annually and total $217.5 million over the contracts’ lives.  Approximately 34% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the BGSS.

Contractual Cash Obligations –   Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2011.  SJG's contractual cash obligations increased for principal and interest related to the $50.0 million of net long-term debt issued during 2012. Commodity supply purchase obligations decreased by $46.8 million since December 31, 2011, due to payments made during the first nine months of 2012, partially offset by agreements made to extend several services.

Off-Balance Sheet Arrangements - We have no off-balance sheet arrangements.

Pending Litigation - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.4 million and $0.2 million related to all claims in the aggregate, as of September 30, 2012 and December 31, 2011, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

Ratio of Earnings to Fixed Charges - Our ratio of earnings to fixed charges for each of the periods indicated is as follows:

Nine Months Ended September 30,	Year Ended December 31,
2012	2011	2010	2009	2008	2007
5.9x	5.3x	5.1x	4.9x	4.4x	4.1x

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

We transact commodities on a physical basis and typically do not enter into financial derivative positions directly. South Jersey Resources Group, LLC (SJRG), an affiliate by common ownership, manages our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts through SJRG to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. It is management’s policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. The majority of our contracts are typically less than 12-months long. The fair value and maturity of these energy trading and hedging contracts determined using mark-to-market accounting as of September 30, 2012 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$569	$610	$1,179

Prices Provided by Other External Sources (Basis)	177	—	177

Total	$746	$610	$1,356

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$3,226	$16	$3,242

Prices Provided by Other External Sources (Basis)	192	10	202

Total	$3,418	$26	$3,444

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location.  Contracted volumes of our NYMEX contracts are 6.4 MMdt with a weighted-average settlement price of $3.76 per dt.  Contracted volumes of our Basis contracts are 1.5 MMdt with a weighted average settlement price of $0.16 per dt.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2012	$(10,244)
Contracts Settled During the Nine Months ended September 30, 2012, Net	7,968
Other Changes in Fair Value from Continuing and New Contracts, Net	187
Net Derivatives — Energy Related Liability, September 30, 2012	$(2,089)

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at September 30, 2012, was $137.9 million and averaged $146.3 million during the first nine months of 2012. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $0.9 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2011 - 14 b.p. decrease; 2010 – 5 b.p. increase; 2009 – 29 b.p. decrease; 2008 - 317 b.p. decrease; and 2007 - 36 b.p. decrease.  As of September 30, 2012, our average interest rate on variable-rate debt was 0.48%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of September 30, 2012, the interest costs on all of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative.  Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of September 30, 2012, SJG’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its president (principal executive officer) and treasurer (principal financial officer), evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012. Based on that evaluation, SJG’s president and treasurer concluded that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 28.

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

101
The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, filed with the Securities and Exchange Commission on November 8, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Balance Sheets and (v) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
(Registrant)

Dated:	November 8, 2012	By:	/s/ Jeffrey E. DuBois
Jeffrey E. DuBois
President
(Principal Executive Officer)

Dated:	November 8, 2012	By:	/s/ Stephen H. Clark
Stephen H. Clark
Treasurer
(Principal Financial Officer)

Dated:	November 8, 2012	By:	/s/ Thomas S. Kavanaugh
Thomas S. Kavanaugh
Controller