Form 10-K
period 2012-12-31
SOUTH JERSEY GAS Co
filed 2013-02-28
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Sources and Availability of Raw Materials

Transportation and Storage Agreements

SJG has direct connections to the interstate pipeline systems of both Transcontinental Gas Pipe Line Company, LLC (Transco) and Columbia Gas Transmission, LLC (Columbia). During 2012, SJG purchased and had delivered approximately 33.0 million decatherms (MMdts) of natural gas for distribution to both on-system and off-system customers. Of this total, 18.8 MMdts were transported on the Transco pipeline system while 14.2 MMdts were transported on the Columbia pipeline system. Moreover, during 2012 third-party suppliers delivered 32.2 MMdts to SJG's system on behalf of end use customers behind our city gate stations. SJG also secures other long term services from one additional pipeline upstream of the Transco and Columbia systems. This upstream pipeline is owned by Dominion Transmission, Inc. (Dominion). Services provided by Dominion are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above-mentioned pipelines are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).  Unless otherwise indicated, our intentions are to renew or extend these service agreements before they expire.

Transco:

Transco is SJG’s largest supplier of long-term gas transmission services which includes both year-round and seasonal firm transportation (FT) service arrangements. When combined, these FT services enable SJG to purchase gas from third parties and have delivered to its city gate stations by Transco a total of 297,958 dts per day (dts/d). Of this total, 133,917 dts/d is long-haul FT (where gas can be transported from the production areas of the Southwest to the market areas of the Northeast) while 164,041 dts/d is market area FT. The terms of SJG’s year-round agreements extend for various periods through 2025. The terms of its seasonal agreements vary in length with the longest extending into 2013.

Of the 297,958 dts/d of Transco services mentioned above, SJG has released a total of 39,800 dts/d of its long-haul FT and 42,998 dts/d of its market area FT service. These releases were made in association with SJG’s Conservation Incentive Program (CIP) discussed further under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.  In addition, SJG released 90,000 dts/d of market area FT SJRG as part of an Asset Management Agreement, discussed further in this section under “Gas Supplies.”

SJG currently has six (6) long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 5.0 MMdts. Through these agreements, SJG can inject gas into market and production area storages during periods of low demand and extract gas at a Maximum Daily Withdrawal Quantity (MDWQ) of up to 107,407 dts during periods of high demand. The longest term of these storage service agreements extends through 2019.

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

Columbia:

SJG subscribes to three firm transportation agreements with Columbia which provides for 54,022 dts/d of firm deliverability with 45,022 dts/d of this deliverability extending through October 31, 2019.   The remaining 9,000 dts per day had a primary term of one year which extended from November 1, 2011 through October 31, 2012. The agreement was subject to pre-granted abandonment upon its termination, with SJG having the right of first refusal to extend the agreement. By way of an agreement dated July 9, 2012, this service was extended through October 31, 2013. SJG had previously released 14,714 dts/d of this amount to South Jersey Resources Group, LLC (SJRG), an affiliate by common ownership, in conjunction with its CIP thereby reducing the combined availability of firm transportation on the Columbia system to 39,308 dts/d.

SJG also subscribes to a firm storage service with Columbia under its Rate Schedule FSS along with an associated firm transportation service under Rate Schedule SST, each of which extends through October 31, 2019. The Company has a total FSS MDWQ of 52,891 dts and a related 3,473,022 dts of storage capacity. SJG released to SJRG 19,029 dts of its FSS MDWQ along with 1,249,485 dts of its FSS storage capacity. Additionally, SJG also released to SJRG 19,029 dts/d of its Columbia SST transportation service. Both releases made by SJG were in connection with its CIP and extend through September 30, 2014.

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

During 2012, SJG entered into an AMA with a gas marketer which extends through October 31, 2013. Under this agreement SJG has released to the marketer its firm transportation rights equal to 10,000 dts/d of transportation capacity on Transco. The marketer will manage this capacity and provide SJG with up to 10,000 dts/d of firm deliverability each day through October 31, 2013. The marketer will seek to optimize the capacity released to it under this AMA and has paid SJG a one time Asset Management Fee in consideration for same.

Also during 2012, SJG entered into an AMA with a gas marketer which extends through March 31, 2013. Under this agreement SJG has released its storage capacity and deliverability held on the Dominion pipeline system to the marketer equal to 423,000 dts of storage capacity and 10,000 dts/d of deliverability on both the Dominion and Transco Leidy Line systems. The marketer will manage this capacity and provide SJG with the right to call on up to 10,000 dts/d into Transco's Leidy Line for the period from November 1, 2012 through March 31, 2013. The marketer will seek to optimize the storage capacity released to it under this AMA and has paid SJG a one time Asset Management Fee in consideration for same.

In 2011, SJG entered into a long-term gas purchase agreement with a gas producer, the primary term of which extends through October 31, 2019. The maximum daily quantities (MDQ) available for purchase under this agreement initially starts at 6,250 dts/d and ratchets up to a MDQ of 25,000 dts/d. Gas purchased from this producer will be sourced in the Appalachian supply areas and delivered into the Columbia pipeline system for delivery to SJG.

Due to increased liquidity in the market place, all other gas supply agreements with third party suppliers are short-term agreements and SJG uses financial contracts secured through SJRG to hedge against forward price risk.  Short-term agreements typically extend between one day and several months in duration.

Supplemental Gas Supplies

During 2012, SJG entered into two seasonal Liquefied Natural Gas (LNG) purchase agreements with a third party supplier. The term of the first agreement, which is being used during the 2012-2013 winter season to refill SJG’s storage tank, extends through March 31, 2013, and has an associated contract quantity of 250,000 dts. The second agreement was acquired to replenish LNG in storage during the 2013 summer season.  This agreement extends from April 1 , 2013 through October 31, 2013 and also provides SJG with up to 250,000 dts of LNG.

SJG operates peaking facilities which can store and vaporize LNG for injection into its distribution system. SJG’s LNG facility has a storage capacity equivalent to 434,300 dts of natural gas and has an installed capacity to vaporize up to 118,250 dts of LNG per day for injection into its distribution system.

Peak-Day Supply

SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees Fahrenheit (F). Gas demand on such a design day for the 2012-2013 winter season is estimated to be 476,462 dts. SJG projects that it has adequate supplies and interstate pipeline entitlements to meet its design requirements. SJG experienced its highest peak-day demand for calendar year 2012 of 389,376 dts on January 15th, while experiencing an average temperature of 21.5 degrees F that day.

Natural Gas Prices

SJG’s average cost of natural gas purchased and delivered in calendar years 2012, 2011 and 2010, including demand charges, was $4.73 per dt, $6.11 per dt and $6.64 per dt, respectively.

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

Working Capital Practices

Reference is made to “Liquidity and Capital Resources” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this report.

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

Competition

Information on competition is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations, ” of this report.

Research

During the last three fiscal years, SJG did not engage in research activities to any material extent.

Environmental Matters

Information on environmental matters can be found in Note 12 of the financial statements included under Item 8 of this report.

Employees

SJG had a total of 457 employees as of December 31, 2012. Of that total, 285 employees are unionized. There are 37 unionized employees represented by the International Brotherhood of Electrical Workers (IBEW) that operated under a collective bargaining agreement that was set to expire February 28, 2013. A new collective bargaining agreement was agreed to and commences on March1, 2013 and runs through February 28, 2017. The remaining unionized employees are represented by the International Association of Machinists and Aerospace Workers (IAM).    Employees represented by the IAM operate under a collective bargaining agreement that expires in August 2014.

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

•
Transporting and storing natural gas involves numerous risks that may result in accidents and other operating risks and costs. SJG’s gas distribution activities involve a variety of inherent hazards and operating risks, such as leaks, accidents, mechanical problems, natural disaster or terrorist activities, which could cause substantial financial losses. In addition, these risks could result in loss of human life, significant damage to property, environmental pollution and impairment of operations, which in turn could lead to substantial losses. In accordance with customary industry practice, SJG maintains insurance against some, but not all, of these risks and losses. The occurrence of any of these events not fully covered by insurance could adversely affect SJG’s financial position, results of operations and cash flow.

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

•
New legislation could have an impact on our ability to hedge risks associated with our business. The Dodd-Frank Act regulates derivative transactions, which include certain instruments used in our risk management activities. This legislation and any new regulations could increase the operational and transactional cost of derivatives contracts and affect the number and/or creditworthiness of available counterparties.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal property of SJG consists of its gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG’s distribution systems for delivery to customers. As of December 31, 2012, there were approximately 122.7 miles of mains in the transmission systems and 6,142 miles of mains in the distribution systems.

SJG owns 154 acres of land in Folsom, New Jersey, which is the site of its corporate headquarters. Approximately 140 acres of this property are deed restricted.  SJG also has office and service buildings at six other locations in the territory. There is a liquefied natural gas storage and vaporization facility at one of these locations.

As of December 31, 2012, SJG’s utility plant had a gross book value of $1.7 billion and a net book value, after accumulated depreciation, of $1.3 billion.  In 2012, $156.0 million million was spent on additions to utility plant and there were retirements of property having an aggregate gross carrying value of $20.1 million.

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

Item 3. Legal Proceedings

SJG is subject to claims which arise in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims.  The Company has accrued approximately $0.5 million and $0.2 million related to all claims in the aggregate, as of December 31, 2012 and 2011, respectively. Management does not believe that it is reasonably possible that there would be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on our financial position, results of operations or liquidity.

Item 4. Mine Safety Disclosures

Not Applicable

Part II

Item 5. Market for the Registrant’s Common Equity
Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common equity securities of SJG, owned by its parent company, South Jersey Industries, Inc., are not traded on any stock exchange. SJG no longer has any preferred stock outstanding.

SJG is restricted under its First Mortgage Indenture, as supplemented, as to the amount of cash dividends or other distributions that may be paid on its common stock. As of December 31, 2012, these restrictions did not affect the amount that may be distributed from SJG’s retained earnings. No dividends were declared and paid on SJG’s common stock in 2012 and $12.7 million was declared and paid in 2011.

Item 6. Selected Financial Data

The following financial data has been obtained from SJG’s audited financial statements (In thousands, except for Ratio Data and Customers):

	Year Ended December 31,
	2012	2011	2010	2009	2008
Operating Revenues	$421,874	$412,449	$475,982	$484,376	$568,046

Operating Income	$101,762	$102,663	$90,701	$81,439	$84,417

Net Income	$58,241	$52,889	$43,925	$39,195	$39,431

Average Shares of Common Stock Outstanding	2,339	2,339	2,339	2,339	2,339

Ratio of Earnings to Fixed Charges (1)	5.5x	5.3x	5.1x	4.9x	4.4x

	As of December 31,
	2012	2011	2010	2009	2008
Property, Plant and Equipment, Net	$1,285,591	$1,158,029	$1,046,804	$961,165	$876,582

Total Assets	$1,786,459	$1,615,723	$1,468,635	$1,357,062	$1,354,015

Capitalization:
Common Equity	$521,395	$464,186	$426,885	$431,530	$401,739
Long-Term Debt	425,000	362,813	340,000	250,000	269,873
Total Capitalization	$946,395	$826,999	$766,885	$681,530	$671,612
Total Customers	357,306	351,304	347,725	343,566	340,136

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

While many of these new projects were suspended or postponed due to the current economic environment, a new entertainment resort opened to the public in April 2012 and the city continues to benefit from additional planned construction activity, most notably the expansion of other casinos, the construction of a new conference center and other non-gaming development.

Combining with the gaming industry catalyst is the ongoing transition of southern New Jersey’s oceanfront communities from seasonal resorts to year round economies.  Building expansions in the medical, hospitality and education sectors throughout the service territory have contributed to our growth. In 2012, we serve approximately 67% of households within our territory with natural gas.   We also serve southern New Jersey’s diversified industrial base that includes processors of petroleum and agricultural products; chemical, glass and consumer goods manufacturers; and high technology parks.

As of December 31, 2012, we served 357,306 residential, commercial and industrial customers in southern New Jersey, compared with 351,304 customers at December 31, 2011.  No material part of our business is dependent upon a single customer or a few customers. Gas sales, transportation and capacity release for 2012 amounted to 129.5 MMdts (million dekatherms), of which 55.8 MMdts were firm sales and transportation, 1.4 MMdts were interruptible sales and transportation and 72.3 MMdts were off-system sales and capacity release. The breakdown of firm sales and transportation includes 37.4% residential, 18.5% commercial, 23.6% industrial, and 20.5% cogeneration and electric generation. At year-end 2012, we served 333,347 residential customers, 23,506 commercial customers and 453 industrial customers.  This includes 2012 net additions of 5,669 residential customers and 337 commercial customers.

We make wholesale gas sales to gas marketers for resale and ultimate delivery to end users. These “off-system” sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed us to deliver gas at delivery points on the interstate pipeline system other than our own city gate stations and release excess pipeline capacity to third parties. During 2012, off-system sales amounted to 8.3 MMdts and capacity release amounted to 64.0 MMdts.

Supplies of natural gas available to us that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term “interruptible” is used in the sense that deliveries of natural gas may be terminated by us at any time if this action is necessary to meet the needs of higher priority customers as described in our tariffs. In 2012, usage by interruptible customers, excluding off-system customers, amounted to 1.4 MMdts, approximately 1.0% of the total throughput.

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

Customer Growth - Southern New Jersey, our primary area of operations, has not been immune to the issues impacting the new housing market nationally.  However, net customers for SJG still grew 1.7% for 2012 as we increased our focus on customer conversions.  In 2012, the 5,293 consumers converting their homes and businesses from other heating fuels, such as electric, propane or oil represented over 71% of the total new customer acquisitions for the year.  In comparison, conversions over the past five years averaged 3,708 annually.  Customers in our service territory typically base their decisions to convert on comparisons of fuel costs, environmental considerations and efficiencies.  As such, SJG began a comprehensive partnership with the State’s Office of Clean Energy to educate consumers on energy efficiency and to promote the rebates and incentives available to natural gas users.

Regulatory Environment - We are primarily regulated by the New Jersey Board of Public Utilities (BPU). The BPU sets the rates that we charge our rate-regulated customers for services provided and establishes the terms of service under which we operate. We expect the BPU to continue to set rates and establish terms of service that will enable us to obtain a fair and reasonable return on capital invested. The BPU approved a Conservation Incentive Program (CIP) effective October 1, 2006, discussed in greater detail under “Results of Operations,” that protects our net income from reductions in gas used by our residential, commercial, and small industrial customers.  In addition, in March 2011 and May 2012, the BPU approved extensions of the Capital Investment Recovery Tracker (CIRT II and CIRT III, respectively), allowing SJG to accelerate $95.3 million of capital spending into 2011 and 2012 from future periods.   Under CIRT II and CIRT III, the Company capitalizes a return on investments until they are recovered in rate base as utility plant in service.

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

Labor and Benefit Costs - Labor and benefit costs have a significant impact on our profitability. Benefit costs, especially those related to pension and health care, have risen in recent years. We sought to manage these costs by revising health care plans offered to existing employees, capping postretirement health care benefits, and changing health care and pension packages offered to new hires.  We expect savings from these changes to gradually increase as new hires replace retiring employees. In an effort to accelerate the realization of those benefits, we had offered a voluntary separation program at the beginning of 2010 to our unionized employees. Our workforce totaled 457 employees at the end of 2012, with 285 of that total unionized.

Balance Sheet Strength - Our goal is to maintain a strong balance sheet with an average annual equity-to-capitalization ratio of 46% to 50%. Our equity-to-capitalization ratio, inclusive of short-term debt, was 49% at the end of both 2012 and 2011. A strong balance sheet permits us the financial flexibility necessary to address volatile economic and commodity markets while maintaining a low-risk platform.

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

Environmental Remediation Costs - We estimate a range of future costs based on projected investigation and work plans using existing technologies.  In preparing financial statements, we record liabilities for future costs using the lower end of the range because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. We update estimates each year to take into account past efforts, changes in work plans, remediation technologies, government regulations and site specific requirements (See Note 12 to the financial statements).

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

The combination of slowing equity markets and lower discount rates in 2011, which were used in determining plan costs in 2012, increased the cost of providing such plans in 2012. However, SJG took measures to manage this increase by making a $19.8 million pension plan contribution in January 2012. As such, the resulting financial impact on the company was not significant. Discount rates continued to decline in 2012 and are the primary cost driver used in determining plan costs in 2013. However, improvements in the equity markets during 2012 and a $ 9.1 million pension plan contribution in January 2013, are expected to offset the negative impact of declining discount rates. As such, the resulting financial impact on the Company is not expected to be significant in 2013. Additional information regarding investment returns and assumptions can be found in Pension and Other Postretirement Benefits in Note 11 to the financial statements.

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

The BPU allows us to recover gas costs in rates through the BGSS price structure. We defer over/under recoveries of gas costs and include them in subsequent adjustments to the BGSS rate. These adjustments result in over/under recoveries of gas costs being included in rates during future periods. As a result of these deferrals, utility revenue recognition does not directly translate to profitability. While we realize profits on gas sales during the month of providing the utility service, significant shifts in revenue recognition may result from the various recovery clauses approved by the BPU. This revenue recognition process does not shift earnings between periods, as these clauses only provide for cost recovery on a dollar-for-dollar basis (See Notes 3 and 4 to the financial statements).

In January 2010, the BPU approved an extension of the Conservation Incentive Program (CIP) through September 2013.  Each CIP year begins October 1 and ends September 30 of the subsequent year.  On a monthly basis during the CIP year, we record adjustments to earnings based on weather and customer usage factors, as incurred.  Subsequent to each year, we make filings with the BPU to review and approve amounts recorded under the CIP.  BPU approved cash inflows or outflows generally will not begin until the next CIP year and have no impact on earnings at that time.

New Accounting Pronouncements - See detailed discussions concerning New Accounting Pronouncements and their impact in Note 1 to the financial statements.

Rates and Regulation - As a public utility, we are subject to regulation by BPU. Additionally, the Natural Gas Policy Act, which was enacted in November 1978, contains provisions for Federal regulation of certain aspects of our business. We are affected by Federal regulation with respect to transportation and pricing policies applicable to pipeline capacity from Transcontinental Gas Pipeline Corporation (our major supplier), Columbia Gas Transmission Corporation and Dominion Transmission, Inc., since such services are provided under rates and terms established under the jurisdiction of the FERC. Our retail sales are made under rate schedules within a tariff filed with, and subject to the jurisdiction of, the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. Our primary rate mechanisms include base rates, the Basic Gas Supply Service Clause, Capital Investment Recovery Tracker, Energy Efficiency Tracker and the Conservation Incentive Program.

In September 2010, the BPU granted SJG a base rate increase of $42.1 million, which was predicated, in part, upon an 8.21% rate of return on rate base that included a 10.3% return on common equity.  The $42.1 million includes $16.6 million of revenue previously recovered through the CIP and $6.8 million of revenues previously recovered through the Capital Investment Recovery Tracker (CIRT), resulting in incremental revenue of $18.7 million.  SJG was permitted to recover regulatory assets contained in its petition and is allowed to defer certain federally mandated pipeline integrity management program costs for recovery in its next base rate case.  In addition, annual depreciation expense was reduced by $1.2 million as a result of the amortization of excess cost of removal recoveries.  The BPU also authorized a Phase II of the base rate proceeding to address the recovery of investment in CIRT not rolled into rate base in this case.

In April 2009, the BPU approved the Capital Investment Recovery Tracker (CIRT), an accelerated infrastructure investment program and an associated rate tracker, which allowed SJG to accelerate $103.0 million of capital spending into 2009 and 2010.  As stated above, the BPU authorized a Phase II of its rate case proceeding to address the recovery of investments in CIRT not rolled into rate base in its September 2010 rate case settlement. The CIRT allows SJG to earn a return of, and return on, investment as the capital is spent. In March 2011, the BPU approved an extension of the Capital Investment Recovery Tracker (CIRT II) allowing SJG to accelerate $60.3 million of capital spending into 2011 and 2012. In May 2012, the BPU approved a modification and extension of CIRT II (CIRT III) allowing SJG to accelerate an incremental $35.0 million of capital spending through December 2012. Under CIRT II and CIRT III, the Company capitalizes a return on investments until they are recovered in rate base as utility plant in service.

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

The effects of the CIP on our net income for the last three years and the associated weather comparisons were as follows ($’s in millions):

	2012	2011	2010
Net Income Benefit:
CIP – Weather Related	9.4	5.6	1.1
CIP – Usage Related	5.8	2.2	5.5
Total Net Income Benefit	$15.2	$7.8	$6.6

Weather Compared to 20-Year Average	17.7% warmer	10.0% warmer	2.2% warmer
Weather Compared to Prior Year	8.6% warmer	7.8% warmer	0.1% warmer

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

Competition - Our franchises are non-exclusive. Currently, no other utility provides retail gas distribution services within our territory. We do not expect any other utilities to do so in the foreseeable future because of the extensive investment required for utility plant and related costs. We compete with oil, propane and electricity suppliers for residential, commercial and industrial users, with alternative fuel source providers (wind, solar and fuel cells) based upon price, convenience and environmental factors, and with other marketers/brokers in the selling of wholesale natural gas services. The market for natural gas commodity sales is subject to competition due to deregulation. We enhanced our competitive position while maintaining margins by using an unbundled tariff. This tariff allows full cost-of-service recovery when transporting gas for our customers. Under this tariff, we profit from transporting, rather than selling, the commodity. Our residential, commercial and industrial customers can choose their supplier, while we recover the cost of service through transportation service (see Customer Choice Legislation below).

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility.  The number of customers purchasing their natural gas from marketers averaged 39,398, 37,829, and 30,152 during 2012, 2011 and 2010, respectively.

RESULTS OF OPERATIONS

The following table summarizes the composition of selected gas utility data for the three years ended December 31 (in thousands, except for customer and degree day data):

	2012		2011		2010
Utility Throughput – dth:
Firm Sales -
Residential	18,586	14%	20,332	16%	22,962	21%
Commercial	4,733	4%	5,426	4%	5,884	5%
Industrial	258	1%	319	—	292	—%
Cogeneration and electric generation	1,598	1%	1,618	2%	1,167	1%
Firm Transportation -
Residential	2,335	2%	2,382	2%	2,136	2%
Commercial	5,587	4%	5,715	4%	6,043	6%
Industrial	12,892	10%	13,024	10%	12,625	11%
Cogeneration and electric generation	9,816	8%	6,110	5%	5,500	5%
Total Firm Throughput	55,805	44%	54,926	43%	56,609	51%
Interruptible Sales	2	—	13	—	52	—
Interruptible Transportation	1,361	1%	1,769	2%	1,842	2%
Off-System	8,318	6%	8,009	6%	6,034	5%
Capacity Release	63,998	49%	63,413	49%	46,278	42%
Total Utility Throughput	129,484	100%	128,130	100%	110,815	100%
Utility Operating Revenues:
Firm Sales-
Residential	$248,547	59%	$232,457	56%	$302,824	64%
Commercial	53,726	13%	58,122	14%	67,967	14%
Industrial	2,872	—	3,991	2%	3,573	1%
Cogeneration and electric generation	6,562	2%	9,469	2%	7,774	2%
Firm Transportation -
Residential	16,388	4%	15,161	4%	11,908	2%
Commercial	24,217	6%	22,500	5%	21,989	5%
Industrial	21,637	5%	18,827	5%	16,613	3%
Cogeneration and electric generation	7,555	2%	3,742	1%	4,598	—
Total Firm Revenues	381,504	91%	364,269	89%	437,246	91%
Interruptible Sales	52	—	230	—	770	—
Interruptible Transportation	1,546	—	1,727	—	1,842	—
Off-System	30,249	7%	37,413	9%	30,757	7%
Capacity Release	7,322	2%	7,534	2%	4,156	1%
Other	1,201	—	1,276	—	1,211	—
Total Utility Operating Revenues	421,874	100%	412,449	100%	475,982	100%
Less:
Cost of sales	188,710		187,866		266,382
Conservation recoveries *	9,019		7,159		6,910
RAC recoveries *	7,824		6,579		6,863
EET Recoveries *	3,350		2,499		1,433
Revenue taxes	5,974		8,021		8,607

Utility Margin	$206,997		$200,325		$185,787
Utility Margin:
Residential	$118,015	57%	$124,882	62%	$115,697	62%
Commercial and industrial	51,048	25%	52,356	26%	44,705	24%
Cogeneration and electric generation	5,062	2%	3,235	2%	2,957	2%
Interruptible	83	—	136	—	177	—
Off-system & capacity release	2,044	1%	1,829	1%	1,258	1%
Other revenues	1,602	1%	1,576	1%	2,158	1%
Margin before incentive mechanisms	177,854	86%	184,014	92%	166,952	90%
CIRT mechanism	3,031	2%	2,655	1%	7,523	4%
CIP mechanism	25,672	12%	13,270	7%	11,139	6%
EET mechanism	440	—	386	—	173	—
Utility Margin	$206,997	100%	$200,325	100%	$185,787	100%
Number of Customers at Year End:
Residential	333,347	93%	327,678	93%	324,246	93%
Commercial	23,506	7%	23,169	7%	23,010	7%
Industrial	453	—	457	—	469	—
Total Customers	357,306	100%	351,304	100%	347,725	100%
Annual Degree Days:	3,862		4,226		4,582
* Represents expenses for which there is a corresponding credit in operating revenues. Therefore, such recoveries have no impact on our financial results.

Throughput - Total gas throughput increased 1.4 MMdts, or 1.1%, from 2011 to 2012. This increase is due to higher electric generation transportation throughput, which increased 3.7 MMdts, or 60.7%, as a result of the excessive heat during the summer months of 2012. As the third quarter of 2012 was one of the warmest on record in the region, higher electric consumption for air conditioning drove the demand for greater natural gas consumption by the region's electric producers. Partially offsetting this increase in throughput was lower consumption by residential and commercial customers. Residential and commercial firm sales decreased 1.7 MMdts and 0.7 MMdts, respectively, as a result of weather that was 8.6% warmer in 2012, compared with 2011.

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

Operating Revenues – Revenues increased $9.4 million, or 2.3%, during 2012 compared with 2011. Firm sales revenue increased $17.2 million, or 4.7%, during 2012 versus 2011, primarily as a result of two customer refunds in 2011, which reduced prior year revenue by $39.8 million (See Note 3 to the Financial Statements). There were no such refunds during 2012. In 2012, firm sales revenue was significantly impacted by weather that was 8.6% warmer than last year and lower natural gas costs. As a result, the change in revenue caused by the 2011 refunds was substantially offset by the impact of warm weather and lower gas costs on revenues during 2012. The average cost of natural gas purchased during 2012 was $4.56 per dt, representing an 23.2% decrease relative to the average cost of $5.94 per dt during 2011.

As previously stated under "Throughput," record warm weather during the summer season resulted in increased sales to area electric producers. This resulted in a $3.8 million increase in cogeneration and electric generation transportation revenue over 2011.

Off-System Sales (OSS) revenue decreased $7.2 million, or 19.1%, despite throughput that was relatively consistent from 2011 to 2012. The decrease was primarily due to lower natural gas prices in 2012. As can be seen in the "Utility Margin" table above, this reduction in revenue had no adverse impact on SJG's margin in 2012.

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

Warmer weather during 2011, primarily during the fourth quarter of 2011, also contributed to lower revenue. Weather was 7.8% warmer than 2010 and 10.0% warmer than normal.

Partially offsetting the negative impact of lower natural gas costs and warm weather on firm sales revenues was the impact of adding approximately 3,600 customers from 2010 to 2011, representing 1% growth.

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

Total margin in 2012 increased $6.7 million, or 3.3%, from 2011 primarily due to customer additions and increased margins from cogeneration and electric generation due to the warmer temperatures noted above. SJG added 6,002 customers during 2012 representing growth of 1.7% over the prior year and a corresponding increase in margin.
The CIP protected $25.7 million of pre-tax margin in 2012 that would have been lost due to lower customer usage, compared to $13.3 million in 2011.  Of these amounts, $15.8 million and $9.6 million were related to weather variations and $9.9 million and $3.7 million were related to other customer usage variations in 2012 and 2011, respectively.
Total margin in 2011 increased $14.5 million, or 7.8%, from 2010 primarily due to a full year of the rate case settlement discussed above under “Rates and Regulation,” customer additions and increased firm industrial customer usage. Approximately $6.8 million of revenues previously recovered through the CIRT were moved into base rates beginning in September 2010, see additional discussion in Note 3 of the Notes to Financial Statements.

The CIP protected $13.3 million of pre-tax margin in 2011 that would have been lost due to lower customer usage, compared to $11.1 million in 2010.  Of these amounts, $9.6 million and $1.9 million were related to weather variations and $3.7 million and $9.2 million were related to other customer usage variations in 2011 and 2010, respectively.

Operating Expenses - A summary of changes in other operating expenses (in thousands):

	2012 vs. 2011	2011 vs. 2010
Operations	$10,276	$888
Maintenance	$493	$1,572
Depreciation	$704	$1,039
Energy and Other Taxes	$(1,991)	$(478)

Operations – Operations expense increased $10.3 million during 2012, as compared with 2011. The increases are primarily comprised of the following:

•
Spending under the New Jersey Clean Energy Program and Energy Efficiency Programs experienced a net increase of $2.7 million in 2012, as compared to 2011. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during 2012.

•
Expense associated with the write-off of uncollectible customer accounts receivable increased $1.3 million in 2012, as compared with 2011. This increase in write-offs results from an increase in the aging of receivables.

•
SJG also increased its reserve for uncollectible accounts, resulting in $2.1 million of additional expense in 2012, as compared to 2011. Changes in the uncollectible reserve are the result of fluctuations in levels of customer accounts receivables balances, which are higher as of December 31, 2012 due to a 22.3% colder start to the 2012-2013 winter season. In addition, customer accounts receivable at December 31, 2011 was reduced by a $20.0 million customer bill credit during December 2011, which further reduced the reserve requirement in 2011.

•
Insurance expense increased $0.9 million in 2012, as compared to 2011. Expense in 2012 was typical; however, 2011 benefited from a significant decrease in its reserve for pending litigation due to successful outcomes in various legal matters in 2011.

•	SJG experienced a $1.3 million increase in expense associated with corporate support, governance and compliance costs, primarily attributable to our parent, SJI, in 2012.

•	SJG also experienced higher expenses related to bank fees, communication system upgrades, pension expense (See Note 11 to the Financial Statements) and payroll expense.

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

Maintenance – Maintenance expense increased $0.5 million during 2012, compared with 2011, primarily due to an increase in Remediation Adjustment Clause (RAC) expense amortization.

Maintenance expense increased $1.6 million during 2011, compared with 2010, due to the BPU-approved amortization and recovery of previously deferred maintenance costs, primarily those associated with a federally mandated pipeline integrity management program. Such amortizations, which are being recovered through an offsetting amount in revenues beginning in September 2010, increased $1.0 million during 2011. The impact of a hurricane and flooding during the third quarter of 2011 resulted in additional costs compared with 2010. The Company also incurred increased maintenance costs in other areas of operations; however, these increases were partially offset by lower levels of RAC amortization.

As discussed in Notes 3 and 4 to the Financial Statements, RAC costs are recovered from ratepayers; therefore, SJG experienced an offsetting change in revenue during the year.

Depreciation - Depreciation expense increased $0.7 million and $1.0 million in 2012 and 2011, respectively, due mainly to our continuing investment in utility plant. SJG’s investment in utility plant during 2012, 2011 and 2010 was $156.0 million, $142.6 million and $115.5 million, respectively.  The increased spending in recent years was a direct result of the State’s stimulus efforts, which included the approval of SJG’s Capital Investment Recovery Tracker, as discussed under “Rates and Regulation.” Partially offsetting the 2012 and 2011 increase in depreciation expense is an annual credit of $1.2 million. This credit represents the return of excess plant removal costs previously recovered through depreciation rates charges to customers, as agreed upon in SJG's September 2010 base rate case settlement.

Energy and Other Taxes – Energy and Other Taxes decreased $2.0 million during 2012, compared with 2011, primarily due to a 25% decrease in the Company's primary energy tax, the Transitional Energy Facilities Assessment, effective January 1, 2012.  As this tax is passed through to customers, this decrease in expense had no impact on the financial results of the Company.

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

Other Income and Expense - Other income and expense was $0.8 million lower in 2012, when compared with 2011, primarily due to a $0.6 million gain on the sale of certain available-for-sale securities during 2011. No such gain occurred in 2012.

Other Income and Expense increased $2.9 million during 2011, compared with 2010. The Company is permitted to recognize interest on construction spending which increased significantly from 2010 to 2011. This incremental income totaled $1.1 million during 2011. In addition, SJG recognized a gain of $0.6 million on the sale of certain available-for-sale securities during the first quarter of 2011. Other Income was negatively impacted during 2010 as a result of a $0.7 million settlement reached with the Federal Energy Regulatory Commission (FERC) to resolve an outstanding dispute. Additional details concerning this settlement can be found in Item 8.01, Other Events, of SJI’s Form 8-K filed on September 28, 2010.

Interest Charges – Interest charges decreased $6.5 million in 2012, compared with 2011. This was primarily related to the positive impact of retiring $35.0 million of SJG's higher priced long-term debt during 2012 and higher capitalization of interest cost on construction. These decreases are partially offset by the issuance of $120.0 million aggregate principal long-term debt issued during 2012 at higher interest rates than the short-term debt previously used to finance our capital program See "Capitalized Interest" under Note 1 to the Financial Statement for additional information.

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

Cash Flows from Operating Activities - Cash generated from operating activities constitutes our primary source of liquidity and varies from year-to-year due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and recoveries provided through our various rate mechanisms. Net cash provided by operating activities was $93.4 million in 2012, $110.5 million in 2011 and $112.6 million in 2010.

Cash provided by operating activities declined in 2012 as compared with 2011 as a result of a  $19.8 million pension contribution that occurred in January 2012 coupled with the negative impact of warmer-than-normal weather on working capital. There were no pension contributions made by the Company in 2011. The current year was also negatively impacted by the December 2011 BGSS credit of $18.7 million, which reduced customer payments in early 2012. This was offset by lower natural gas costs, which resulted in lower cash requirements as inventory was being filled during the spring and summer months; and lower environmental remediation spending during 2012 as compared with 2011.

Cash provided by operating activities declined slightly in 2011, as compared with 2010, primarily as a result of two BGSS bill credits posted to customer accounts in March and December which totaled $39.8 million, and higher planned environmental remediation costs in 2011. These factors offset the working capital benefits of continued lower natural gas costs and lower demand due to milder weather during the fourth quarter of 2011.

Cash Flows from Investing Activities - We have a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital expenditures was $156.0 million, $142.6 million and $115.5 million in 2012, 2011 and 2010, respectively, primarily due to infrastructure improvements that continue to support SJG’s growth.  The increased capital expenditures during the past three years were the direct result of the Company’s CIRT program which began in 2009.  See additional details under “Rates and Regulation.”

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

Credit facilities and available liquidity as of December 31, 2012 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper/Revolving Credit Facility	$200,000	$102,100	$97,900	May 2015 (A)

Uncommitted Bank Lines	10,000	—	10,000	Various

Total	$210,000	$102,100	$107,900

(A)  A new revolving credit facility was established by SJG in May 2011.  The SJG facility is a $200.0 million, four-year facility, provided by a syndicate of banks.  The revolving credit facility contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1, measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of December 31, 2012.

In July 2011, SJG began a commercial paper program under which SJG may issue short-term, unsecured promissory notes to qualified investors up to a maximum aggregate amount outstanding at any time of $200.0 million.  The notes will have fixed maturities which will vary by note, but may not exceed 270 days from the date of issue. Proceeds from the notes will be used for general corporate purposes.  SJG uses the commercial paper program in tandem with its $200.0 million revolving credit facility and does not expect the principal amount of borrowings outstanding under the commercial paper program and the credit facility at any time to exceed an aggregate of $200.0 million.

Average borrowings outstanding under these credit facilities during the twelve months ended December 31, 2012 and 2011 were $142.4 million and $71.6 million, respectively.  The maximum amount outstanding under these credit facilities during the twelve months ended December 31, 2012 and 2011 were $180.5 million and $139.9 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our future liquidity needs.

SJG supplements its operating cash flow and credit lines with both debt and equity capital.  Over the years, the Company has used long-term debt, primarily in the form of First Mortgage Bonds and Medium Term Notes (MTN), secured by the same pool of utility assets, to finance our long-term borrowing needs.  These needs are primarily capital expenditures for property, plant and equipment.  In April 2012, SJG issued an aggregate $35.0 million of 3.74% First Mortgage Bonds under a private placement (due April 2032) and concurrently redeemed an aggregate $35.0 million of 7.7% First Mortgage Bonds (due April 2027) at a 2% premium. In September 2012, SJG issued an aggregate $50.0 million of 3.00% First Mortgage Bonds under a private placement (due September 2024). In November 2012, SJG issued an aggregate $35.0 million of 3.03% First Mortgage Bonds under a private placement (due November 2024). No other long-term debt was issued during 2012 or 2011.

In December 2011, SJG received approval from the BPU to issue up to $200.0 million in long-term debt under its MTN program by September 30, 2014. At the end of 2012, there was $80.0 million available to be issued under this program.

SJI contributed no capital to us in 2012, 2011 or 2010.

As of December 31, our capital structure was as follows:

	2012	2011
Common Equity	49%	49%
Long-Term Debt	42%	38%
Short-Term Debt	9%	13%

Total	100%	100%

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for capital expenditures for the year of 2012 amounted to $156.0 million. Management estimates net cash outflows for construction projects for 2013, 2014 and 2015, to be approximately $177.2 million, $155.2 million and $91.3 million, respectively.  Costs for remediation projects, net of insurance reimbursements, for the year of 2012 amounted to net cash outflows of $0.2 million.  Total cash outflows for remediation projects are expected to be $16.1 million, $21.7 million and $15.1 million for 2013, 2014, and 2015, respectively.  As discussed in Notes 3 and 12 to the Financial Statements in Item 8, environmental remediation costs are subject to recovery from ratepayers: however, recovery from insurance carriers has been exhausted as policy limits have been reached.

STANDBY LETTER OF CREDIT - SJG provided a $25.2 million letter of credit, under a separate credit facility from those it borrows under to provide liquidity support for the remarketing of variable-rate demand bonds issued through the NJEDA. The bonds were used to finance the expansion of SJG’s natural gas distribution system as discussed in Note 7 to the financial statements. The replacement letter of credit expires in August 2015, and as a result, the related bonds are included in long-term debt..

We have certain commitments for both pipeline capacity and gas supply for which we pay fees regardless of usage. Those commitments as of December 31, 2012, average $45.9 million annually and total $221.8 million over the contracts’ lives. Approximately 36% of the financial commitments under these contracts expire during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. We recover all prudently incurred fees through rates via the Basic Gas Supply Service clause.

In 2011, while in its normal course of business, SJG has entered into long-term contracts for natural gas supplies.  SJG has committed to purchase a minimum of 6,250 dts/d and up to 25,000 dts/d of natural gas, from one supplier, for an original term of eight years at index-based prices. The obligation for this purchase has not been included in the Company's contractual obligations discussed below because the actual volumes and prices are not fixed.

The following table summarizes our contractual cash obligations and their applicable payment due dates as of December 31, 2012 (in thousands):

Contractual Cash Obligations	Total	Up to 1 Year	Years 2 & 3	Years 4 & 5	More than 5 Years
Principal Payments on Long-Term Debt	$450,000	$25,000	$31,909	$43,818	$349,273
Interest on Long-Term Debt	242,442	20,340	34,078	37,066	150,958
Operating Leases	145	75	70	—	—
Construction Obligations	5,887	5,887	—	—	—
Commodity Supply Purchase Obligations	273,668	91,406	84,591	33,811	63,860
New Jersey Clean Energy Program	7,494	7,494	—	—	—
Other Purchase Obligations	118	118	—	—	—

Total Contractual Cash Obligations	$979,754	$150,320	$150,648	$114,695	$564,091

Expected environmental remediation costs, asset retirement obligations and the liability for unrecognized tax benefits are not included in the table above as the total obligation cannot be calculated due to the subjective nature of these costs and timing of anticipated payments. SJG made contributions to its employee pension plans totaling $19.8 million in January 2012 and $9.1 million in January 2013.  However, future pension contributions beyond 2013 cannot be determined at this time. Our regulatory obligation to contribute $3.6 million annually to our postretirement benefit plans’ trusts, as discussed in Note 11 to the financial statements, is also not included as its duration is indefinite.

Off-Balance Sheet Arrangements - We have no off-balance sheet financing arrangements.

Pending Litigation - SJG is subject to claims which arise in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims.  The Company has accrued approximately $0.5 million and $0.2 million related to all claims in the aggregate, as of December 31, 2012 and 2011, respectively. Management does not believe that it is reasonably possible that there would be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims to have a material effect on our financial position, results of operations or liquidity.

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

We transact commodities on a physical basis and typically do not enter into financial derivative positions directly. South Jersey Resources Group, LLC (SJRG), an affiliate by common ownership, manages our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts through SJRG to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. It is management’s policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. The majority of our contracts are typically less than 12-months long. The fair value and maturity of these energy trading and hedging contracts determined using mark-to-market accounting as of December 31, 2012 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$145	$302	$447

Prices Provided by Other External Sources (Basis)	319	—	319

Total	$464	$302	$766

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$2,614	$80	$2,694

Prices Provided by Other External Sources (Basis)	1	—	1

Total	$2,615	$80	$2,695

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location.  Contracted volumes of our NYMEX contracts are 7.3 MMdt with a weighted-average settlement price of $3.91 per dt.  Contracted volumes of our Basis contracts are 1.7 MMdt with a weighted average settlement price of $0.03 per dt.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2012	$(10,244)
Contracts Settled During the Twelve Months ended December 31, 2012, Net	9,122
Other Changes in Fair Value from Continuing and New Contracts, Net	(807)
Net Derivatives — Energy Related Liability, December 31, 2012	$(1,929)

The change in our derivative position from a $10.2 million liability at December 31, 2011 to a $1.9 million liability at December 31, 2012 is primarily due to the settlement of prior period financial positions.

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at December 31, 2012, was $102.1 million and averaged $142.4 million during 2012. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $0.9 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2012 - 1 b.p. decrease; 2011 - 14 b.p. decrease; 2010 – 5 b.p. increase; 2009 – 29 b.p. decrease; and 2008 - 317 b.p. decrease. As of December 31, 2012, our average interest rate on short-term, variable-rate debt was 0.48%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of December 31, 2012, the interest costs on all of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative.  Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
South Jersey Gas Company
Folsom, New Jersey

We have audited the accompanying balance sheets of South Jersey Gas Company (the "Company") as of December 31, 2012 and 2011, and the related statements of income, comprehensive income, cash flows, and changes in common equity and comprehensive income for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)2.  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of South Jersey Gas Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 28, 2013

SOUTH JERSEY GAS COMPANY
STATEMENTS OF INCOME
(In Thousands)

	Year Ended December 31,
	2012	2011	2010
Operating Revenues	$421,874	$412,449	$475,982
Operating Expenses:
Cost of Sales (Excluding depreciation)	188,710	187,866	266,382
Operations	78,425	68,149	67,261
Maintenance	13,615	13,122	11,550
Depreciation	31,062	30,358	29,319
Energy and Other Taxes	8,300	10,291	10,769
Total Operating Expenses	320,112	309,786	385,281
Operating Income	101,762	102,663	90,701
Other Income and Expense	2,617	3,429	543
Interest Charges	(12,427)	(18,922)	(17,641)
Income Before Income Taxes	91,952	87,170	73,603
Income Taxes	(33,711)	(34,281)	(29,678)
Net Income	$58,241	$52,889	$43,925

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2012	2011	2010
Net Income	$58,241	$52,889	$43,925

Other Comprehensive Loss, Net of Tax:*

Postretirement Liability Adjustment	(1,683)	(2,676)	(3,156)
Unrealized Gain (Loss) on Available-for-Sale Securities	500	(360)	339
Unrealized Gain on Derivatives - Other	27	27	27

Other Comprehensive Loss - Net of Tax*	(1,156)	(3,009)	(2,790)

Comprehensive Income	$57,085	$49,880	$41,135

* Determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net Income	$58,241	$52,889	$43,925
Provided by Operating Activities:
Depreciation and Amortization	44,171	41,959	39,502
Provision for Losses on Accounts Receivable	4,775	1,410	3,741
CIP Receivable	(18,106)	(1,289)	4,381
Deferred Gas Costs - Net of Recoveries	25,050	(37,343)	22,492
Deferred SBC Costs - Net of Recoveries	(4,183)	(4,402)	(2,344)
Environmental Remediation Costs - Net of Recoveries	(188)	(13,612)	(3,530)
Deferred and Noncurrent Income Taxes and Credits - Net	38,353	35,037	24,540
Gas Plant Cost of Removal	(2,133)	(1,590)	(1,596)
Pension Contribution	(19,757)	—	(6,405)
Changes in:
Accounts Receivable	(34,263)	37,428	(13,262)
Inventories	13,449	(6,285)	5,945
Prepaid and Accrued Taxes - Net	6,451	(7,831)	(8,744)
Other Prepayments and Current Assets	430	(1,420)	(105)
Gas Purchases Payable	(2,941)	(9,048)	7,285
Accounts Payable and Other Accrued Liabilities	(8,803)	21,079	(4,017)
Other Assets	(10,980)	(6,294)	(5,886)
Other Liabilities	3,807	9,789	6,657

Net Cash Provided by Operating Activities	93,373	110,477	112,579

Cash Flows from Investing Activities:
Capital Expenditures	(156,041)	(142,570)	(115,466)
Net Proceeds from (Purchase of) Restricted Investments in Margin Account	930	2,103	(4,169)
Investment in Long-Term Receivables	(6,243)	(4,926)	(3,313)
Proceeds from Long-Term Receivables	8,182	6,312	2,901

Net Cash Used in Investing Activities	(153,172)	(139,081)	(120,047)

Cash Flows from Financing Activities:
Net (Repayments of) Borrowings from Lines of Credit	(24,500)	67,700	(50,500)
Proceeds from Issuance of Long-Term Debt	120,000	—	115,000
Principal Repayments of Long-Term Debt	(35,000)	(25,000)	(10,000)
Premium for Early Retirement of Debt	(700)
Payments for Issuance of Long-Term Debt	(951)	(43)	(1,215)
Dividends on Common Stock	—	(12,664)	(45,905)
Excess Tax Benefit from Restricted Stock Plan	124	85	125

Net Cash Provided by Financing Activities	58,973	30,078	7,505

Net (Decrease) Increase in Cash and Cash Equivalents	(826)	1,474	37
Cash and Cash Equivalents at Beginning of Period	3,504	2,030	1,993

Cash and Cash Equivalents at End of Period	$2,678	$3,504	$2,030

Supplemental Disclosures of Cash Flow Information
Interest (Net of Amounts Capitalized)	$12,073	$20,068	$17,611
Income Taxes (Net of Refunds)	$(2,797)	$(1,044)	$14,816

Supplemental Disclosures of Noncash Investing Activities
Property and equipment acquired on account but not paid at year-end	$11,069	$12,171	$14,906
The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
BALANCE SHEETS
(In Thousands)

	December 31, 2012	December 31, 2011
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$1,658,790	$1,515,274
Accumulated Depreciation	(373,199)	(357,245)

Property, Plant and Equipment - Net	1,285,591	1,158,029

Investments:
Available-for-Sale Securities	7,520	6,655
Restricted Investments	1,268	2,198

Total Investments	8,788	8,853

Current Assets:
Cash and Cash Equivalents	2,678	3,504
Accounts Receivable	49,071	24,800
Accounts Receivable - Related Parties	961	1,122
Unbilled Revenues	35,351	31,978
Provision for Uncollectibles	(3,985)	(3,060)
Natural Gas in Storage, average cost	13,896	27,251
Materials and Supplies, average cost	1,560	1,654
Deferred Income Taxes - Net	—	6,301
Prepaid Taxes	17,046	17,296
Derivatives - Energy Related Assets	464	2,263
Other Prepayments and Current Assets	3,343	3,773

Total Current Assets	120,385	116,882

Regulatory and Other Noncurrent Assets:
Regulatory Assets	352,656	315,221
Unamortized Debt Issuance Costs	6,663	6,198
Long-Term Receivables	9,336	8,345
Derivatives - Energy Related Assets	302	—
Other	2,738	2,195

Total Regulatory and Other Noncurrent Assets	371,695	331,959

Total Assets	$1,786,459	$1,615,723

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
BALANCE SHEETS
(In Thousands, except per share amounts)

	December 31, 2012	December 31, 2011
Capitalization and Liabilities
Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	201,050	200,926
Accumulated Other Comprehensive Loss	(13,285)	(12,129)
Retained Earnings	327,782	269,541

Total Common Equity	521,395	464,186

Long-Term Debt	425,000	362,813

Total Capitalization	946,395	826,999

Current Liabilities:
Notes Payable	102,100	126,600
Current Portion of Long-Term Debt	25,000	2,187
Accounts Payable - Commodity	14,926	17,867
Accounts Payable - Other	25,498	28,280
Accounts Payable - Related Parties	5,872	6,571
Derivatives - Energy Related Liabilities	2,615	11,385
Deferred Income Taxes - Net	10,432	—
Customer Deposits and Credit Balances	17,450	24,387
Environmental Remediation Costs	19,203	23,009
Taxes Accrued	1,674	1,774
Pension Benefits	1,236	1,240
Interest Accrued	6,277	6,240
Other Current Liabilities	6,492	6,016

Total Current Liabilities	238,775	255,556

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	56,517	48,311
Deferred Income Taxes - Net	310,357	285,159
Environmental Remediation Costs	88,207	66,975
Asset Retirement Obligations	38,892	29,388
Pension and Other Postretirement Benefits	89,193	90,055
Investment Tax Credits	618	905
Derivatives - Energy Related Liabilities	80	1,122
Derivatives - Other	7,761	8,146
Other	9,664	3,107

Total Regulatory and Other Noncurrent Liabilities	601,289	533,168

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,786,459	$1,615,723

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CHANGES IN COMMON EQUITY AND COMPREHENSIVE INCOME
(In Thousands)

	Common Stock	Other Paid-In Capital and Premium on Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2010	$5,848	$200,716	$(6,330)	$231,296	$431,530
Net Income				43,925	43,925
Other Comprehensive Income (Loss), Net of Tax: (a)
Postretirement Liability Adjustment			(3,156)		(3,156)
Unrealized Gain on Available-for-Sale Securities			339		339
Unrealized Gain on Derivatives			27		27
Other Comprehensive Loss, Net of Tax: (a)					(2,790)
Comprehensive Income					41,135
Cash Dividends Declared – Common Stock				(45,905)	(45,905)
Excess Tax Benefit from Restricted Stock Plan		125			125

Balance at December 31, 2010	5,848	200,841	(9,120)	229,316	426,885
Net Income				52,889	52,889
Other Comprehensive Income (Loss), Net of Tax: (a)
Postretirement Liability Adjustment			(2,676)		(2,676)
Unrealized Loss on Available-for-Sale Securities			(360)		(360)
Unrealized Gain on Derivatives			27		27
Other Comprehensive Loss, Net of Tax: (a)					(3,009)
Comprehensive Income					49,880
Cash Dividends Declared – Common Stock				(12,664)	(12,664)
Excess Tax Benefit from Restricted Stock Plan		85			85

Balance at December 31, 2011	5,848	200,926	(12,129)	269,541	464,186
Net Income				58,241	58,241
Other Comprehensive Income (Loss), Net of Tax: (a)
Postretirement Liability Adjustment			(1,683)		(1,683)
Unrealized Gain on Available-for-Sale Securities			500		500
Unrealized Gain on Derivatives			27		27
Other Comprehensive Loss, Net of Tax: (a)					(1,156)
Comprehensive Income					57,085
Cash Dividends Declared – Common Stock				—	—
Excess Tax Benefit from Restricted Stock Plan		124			124

Balance at December 31, 2012	$5,848	$201,050	$(13,285)	$327,782	$521,395

 (a)  Determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the financial statements.

Disclosure of Changes in Accumulated Other Comprehensive Loss Balances (a)
(In Thousands)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized (Loss) Gain on Derivatives	Accumulated Other Comprehensive Loss
Balance at January 1, 2010	$(5,443)	$(185)	$(702)	$(6,330)
Changes During Year	(3,156)	339	27	(2,790)
Balance at December 31, 2010	(8,599)	154	(675)	(9,120)
Changes During Year	(2,676)	(360)	27	(3,009)
Balance at December 31, 2011	(11,275)	(206)	(648)	(12,129)
Changes During Year	(1,683)	500	27	(1,156)
Balance at December 31, 2012	$(12,958)	$294	$(621)	$(13,285)

(a)  Determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Entity - South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of South Jersey Gas Company (SJG). In our opinion, the financial statements reflect all normal and recurring adjustments needed to fairly present our financial position and operating results at the dates and for the periods presented.

Certain prior year amounts on SJG's Statement of Cash Flows have been reclassified to conform to the current period presentation. In all periods presented, the amount SJG contributed to the pension plan was reclassified from a change in Other Liabilities to Pension Contributions as an adjustment to reconcile net income to net cash provided by operating activities on the statement of cash flows.

Certain reclassifications have been made to the prior periods tax disclosures to conform to the current period presentation. The tax adjustment resulting from SJG's Allowance for Funds Used during Construction (AFUDC) was reclassified from Other - Net to AFUDC in the income taxes disclosure in Note 6.

Equity Investments - Marketable equity securities that are purchased as long-term investments are classified as Available-for-Sale Securities and carried at their fair value on our balance sheets. Any unrealized gains or losses are included in Accumulated Other Comprehensive Loss.  An impairment loss is recorded when there is clear evidence that a decline in value is other than temporary.   No impairment losses were recorded on Investments during 2012, 2011 or 2010.

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

Revenue and Throughput-Based Taxes - We collect certain revenue-based energy taxes from our customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). We also collect a throughput-based energy tax from customers in the form of a Transitional Energy Facility Assessment (TEFA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both revenues and cost of sales and totaled $6.0 million, $8.0 million and $8.6 million in 2012, 2011 and 2010, respectively. TEFA, which accounts for the majority of the revenue based taxes, is subject to a planned phase-out, which decreased rates by 25.0% effective January 1, 2012.

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

Property, Plant & Equipment - For regulatory purposes, utility plant is stated at original cost, which may be different than our cost if the assets were acquired from another regulated entity. The cost of adding, replacing and renewing property is charged to the appropriate plant account. Utility Plant balances as of December 31, 2012 and 2011 were comprised of the following (in thousands):

	2012	2011
Utility Plant:
Production Plant	$296	$299
Storage Plant	20,316	18,894
Transmission Plant	250,886	237,375
Distribution Plant	1,297,619	1,172,462
General Plant	49,586	51,621
Other Plant	1,855	3,665
Utility Plant in Service	1,620,558	1,484,316
Construction Work in Progress	38,232	30,958
Total Utility Plant	$1,658,790	$1,515,274

The increase in Utility Plant in Service is related to projects for transmission and distribution, some of which are part of the Company's Capital Recovery Tracker (CIRT) program as discussed under Note 3. The increase in Construction Work in Progress is mostly related to projects for information technology.

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

ARO activity during 2012 and 2011 was as follows (in thousands):

	2012	2011
ARO as of January 1,	$29,388	$27,925
Accretion	1,870	1,396
Additions	989	460
Settlements	(1,603)	(872)
Revisions in Estimated Cash Flows *	8,248	479
ARO as of December 31,	$38,892	$29,388
* The revision in estimated cash flows reflects an increase in the contractual cost and change in discount rates to settle the ARO. A corresponding increase was made to regulatory assets, thus having no impact on earnings.

Depreciation - We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.4% in 2012, 2.3% in 2011 and 2.4% in 2010. The actual composite rate may differ from the approved rate as the asset mix changes over time. Except for retirements outside of the normal course of business, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage.

Capitalized Interest - We capitalize interest on construction at the rate of return on rate base utilized by the BPU to set rates in our last base rate proceeding (See Note 3). Capitalized interest is included in Utility Plant on the balance sheets. Interest Charges are presented net of capitalized interest on the statements of income.  We capitalized interest of $6.5 million in 2012, $1.1 million in 2011 and $0.4 million in 2010. The increase in 2012 represents the interest on the Company's investment in Utility Plant under the BPU-approved Capital Investment Recovery Tracker (CIRT). Under the CIRT, qualified capital expenditures continue to accrue interest on construction until such projects are rolled into customer rates and recovery of the expenditures commences. See Note 3 for additional discussion of the CIRT programs.

Impairment of Long-Lived Assets - We review the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the years ended 2012, 2011 and 2010, no significant impairments were identified.

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

NEW ACCOUNTING PRONOUNCEMENTS - Other than as described below, no new accounting pronouncement issued or effective during 2012, 2011 or 2010 had, or is expected to have, a material impact on the financial statements.

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU amends ASC Topic 820 to include a consistent definition of the term “fair value” and set forth common requirements for measuring fair value and disclosing information about fair value measurements in financial statements. The new guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance modified the disclosures related to fair value, but did not have an impact on the Company's financial statement results.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In January 2012, the FASB issued ASU 2011-12, Deferral of the Effective Date for the Presentation of Reclassification Adjustments Out of Accumulated Other Comprehensive Income, which defers the provisions related to the presentation of reclassification adjustments.The other portions of the ASU remain unchanged and will become effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance modified the Company's financial statement presentation, but did not have an impact on the Company's financial statement results.

In January 2012, the FASB issued ASU 2011-11, Enhanced Disclosure Requirements Concerning Offsetting of Financial Assets and Financial Liabilities. This ASU amends ASC 210-20 to add disclosure requirements in respect of the offsetting of financial assets and financial liabilities. The new guidance is effective for fiscal years beginning on or after January 1, 2013. Management does not anticipate that the adoption of this guidance will have on the Company’s financial statement results.

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

Grants containing market-based performance targets have been issued in each of the last three years and use SJI's total shareholder return (TSR) relative to a peer group to measure performance. As TSR-based grants are contingent upon market and service conditions, SJI is required to measure and recognize stock-based compensation expense based on the fair value at the date of grant on a straight-line basis over the requisite three-year period of each award. In addition, SJI identifies specific forfeitures of share-based awards and compensation expense is adjusted accordingly over the requisite service period. Compensation expense is not adjusted based on the actual achievement of performance goals. The fair value of TSR-based restricted stock awards on the date of grant is estimated using a Monte Carlo simulation model.

Beginning with 2012, grants containing earnings-based targets have also been issued. These new grants are based on SJI's earnings per share (EPS) growth rate relative to a peer group to measure performance. As EPS-based grants are contingent upon performance and service conditions, SJI is required to measure and recognize stock-based compensation expense based on the fair value at the date of grant over the requisite three-year period of each award. The fair value is measured as the market price at the date of grant. The initial accruals of compensation expense are based on the estimated number of shares expected to vest, assuming the requisite service is rendered and probable outcome of the performance condition is achieved. That estimate is revised if subsequent information indicates that the actual number of shares is likely to differ from previous estimates. Compensation expense is ultimately adjusted based on the actual achievement of service and performance goals.

We are allocated a portion of SJI's compensation cost during the vesting period.  We accrue a liability and record compensation cost over the requisite three-year service period based on the grant date fair value as described above for each type of grant. Upon vesting, we make a cash payment to SJI equal to the amounts accrued as compensation cost during the vesting period. Since the inception of the Plan, our expense recognition policy has been consistent with the expense recognition policy at SJI.

The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at December 31, 2012, and the assumptions used to estimate the fair value of the awards:

Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Jan. 2011 - TSR	7,372	$50.940	27.5%	1.01%
Jan. 2012 - TSR	3,868	$51.230	22.5%	0.43%
Jan. 2012 - EPS	3,868	$56.930	n/a	n/a

Expected volatility is based on the actual volatility of SJI’s share price over the preceding three year period as of the valuation date. The risk-free interest rate is based on the zero-coupon U.S. Treasury Bond, with a term equal to the three year term of the Officers' and other key employees' restricted shares. As notional dividend equivalents are credited to the holders, which are reinvested during the three year service period, no reduction to the fair value of the award is required.

The cost for restricted stock awards was $0.4 million, $0.4 million and $0.3 million in the years 2012, 2011 and 2010, respectively . Of these costs, $0.2 million was capitalized to Utility Plant in each of those years.

As of December 31, 2012, there was $0.4 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes information regarding restricted stock award activity during 2012, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2012	17,568	$44.139

Granted	7,913	$54.080
Vested*	(9,920)	$39.020
Canceled / Forfeited	(453)	$49.430
Nonvested Shares Outstanding, December 31, 2012	15,108	$52.548

* Actual shares expected to be awarded to SJG officers and other key employees during the first quarter of 2013, including dividend equivalents and adjustments for performance measures, total 12,901 shares.

During 2012, SJG awarded 7,098 shares that had vested at December 31, 2011, to its officers and other key employees at a market value of $0.4 million. During 2011, SJG awarded 15,186 shares at a market value of $0.8 million. SJG has a policy of making cash payments to SJI to satisfy its obligations under this plan. Cash payments to SJI during 2012 and 2011 were approximately $0.3 million relating to stock awards. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

3.	RATES AND REGULATORY ACTIONS:

Base Rates - SJG is subject to the rules and regulations of the BPU.  In September 2010, the BPU granted SJG a base rate increase of $42.1 million, which was predicated, in part, upon an 8.21% rate of return on rate base that included a 10.3% return on common equity.  The $42.1 million includes $16.6 million of revenue previously recovered through the Conservation Incentive Program (CIP) and $6.8 million of revenues previously recovered through the Capital Investment Recovery Tracker (CIRT), resulting in incremental revenue of $18.7 million.  SJG was permitted to recover regulatory assets contained in its petition and defer certain federally mandated pipeline integrity management program costs for recovery in its next base rate case.  In addition, annual depreciation expense will be reduced by $1.2 million as a result of the amortization of excess cost of removal recoveries.  The BPU also authorized a Phase II of the base rate proceeding to review the costs of CIRT projects not rolled into rate base in the September 2010 settlement.

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

Regulatory actions regarding the BGSS were as follows:

•	June 2010 – We made our annual BGSS filing to the BPU requesting a $38.0 million, or 13.9%, reduction in gas cost recoveries in response to projected decreases in wholesale gas costs.

•	September 2010 – The BPU approved, on a provisional basis, SJG’s request for a $38.0 million, or 13.9%, reduction in gas cost recoveries.

•	March 2011 - We credited the accounts of our periodic BGSS customers with refunds totaling $21.1 million due to gas costs that were lower than projected during the winter season.

•	June 2011 - We filed our annual BGSS filing with the BPU requesting a $10.6 million, or 2.9%, reduction in gas cost recoveries commencing on October 1, 2011.

•
September 2011 - The BPU issued an Order finalizing the 2010-2011 provisional BGSS rate and approved, on a provisional basis, SJG's request for a $10.6 million, or 2.9%, reduction in gas cost recoveries.

•	December 2011 - We credited the accounts of our periodic BGSS customers with refunds totaling $18.7 million due to gas costs that were lower than projections.

•	May 2012 - The BPU issued an Order finalizing the 2011-2012 provisional BGSS rates.

•	June 2012 - We filed our annual BGSS filing with the BPU requesting a $27.0 million, or 8.8%, reduction in gas cost recoveries commencing on October 1, 2012.

•	September 2012 - The BPU issued an Order approving, on a provisional basis, SJG's request for a $27.0 million, or 8.8%, reduction in gas cost recoveries.

•	January 2013 - We credited the accounts of our periodic BGSS customers with refunds totaling $9.4 million due to gas costs that were lower than projections.

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

Regulatory actions regarding the CIP were as follows:

•
June 2010 – We made our annual CIP filing to the BPU requesting recovery of $20.0 million, which included a $14.4 million non-weather related recovery and $5.6 million which was weather related.  The BGSS savings applied as an offset to the non-weather related recovery totaled $8.9 million. As a result, SJG carried forward $5.5 million to be recovered from customers in the subsequent CIP year.

•	September 2010 – The BPU approved, on a provisional basis, the recovery of CIP revenue of $14.5 million.

•
June 2011 - We made our annual CIP filing to the BPU requesting recovery of $2.5 million, which includes a $2.7 million credit to customers for the current 2011-2012 CIP year and prior year carryovers of $5.2 million. The CIP credit of $2.7 million includes $1.3 million non-weather related credits and $1.4 million weather related credits.

•
September 2011 - The BPU issued an Order finalizing the 2010-2011 provisional CIP rates and also approved, on a provisional basis, the 2011-2012 CIP rates filed in June 2011, effective October 1, 2011.

•	May 2012 - The BPU issued an Order finalizing the 2011-2012 provisional CIP rates.

•	June 2012 - We made our annual CIP filing to the BPU requesting recovery of $28.0 million, which includes a $8.4 million non-weather related recovery and a $19.6 million weather related recovery.

•	September 2012 - The BPU issued an Order approving, on a provisional basis, the 2012-2013 CIP rates filed in June 2012, effective October 1, 2012.

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

Regulatory actions regarding the CIRT were as follows:

•
September 2010 – The BPU authorized $81.3 million of CIRT-related expenditures to be rolled into rate base and also authorized that the remaining balance of CIRT-related expenditures continue to be recovered.  These remaining expenditures will be reviewed and rolled into rate base during Phase II of the base rate case. This roll into base rates is still pending.

•	October 2010 – We made our annual CIRT filing requesting approval to earn a return of, and a return on, $150.0 million in additional CIRT-related expenditures during 2011, 2012 and 2013.

•
March 2011 - The BPU approved a CIRT II program allowing the Company to accelerate an additional $60.3 million of capital spending into 2011 and 2012. Under CIRT II, the Company continues to earn a return on investment as the capital is spent, as it did under the original CIRT. The return of investment begins when the investments are rolled into rate base. As such, the Company is permitted to earn a return on CIRT II investments until the roll in is approved and recovery commences.

•
June 2011 - The Company filed a petition with the BPU requesting the recovery of a portion of CIRT II investments via a roll-in to rate base, and requested to increase the base rates by 0.5%. This petition is currently pending.

•
October 2011 - The Company filed a petition with the BPU requesting to modify and extend the CIRT II program. The petition requested an additional incremental investment of $40.0 million in 2012 and $50.0 million in 2013.

•	May 2012 - The BPU approved a modification and extension of the CIRT II program (CIRT III), allowing the Company to accelerate an incremental $35.0 million of capital spending through December 2012.

•
October 2012 - The Company filed a petition requesting a $13.2 million increase in annual revenues by rolling $110.6 million of CIRT I, II and III investments into base rates. This petition is still pending.

Accelerated Infrastructure Replacement Program (AIRP) - In July 2012, the company filed a petition to implement a five-year, $250.0 million Accelerated Infrastructure Replacement Program to replace the annual CIRT programs. The Company was proposing to spend an incremental $50.0 million per year on the accelerated replacement of its cast iron and bare steel main and service infrastructure, and is seeking a return on program investments as it had under prior CIRT programs. SJG's current CIRT III program expired on December 31, 2012. See Note 16 - Subsequent Event.

Energy Efficiency Tracker (EET) - In January 2009, we filed a petition with the BPU requesting approval of an Energy Efficiency Program (EEP I) for residential, commercial and industrial customers.  Under this program we were permitted to invest $17.0 million over two years in energy efficiency measures to be installed in customer homes and businesses. We also recover incremental operating and maintenance expenses and earn a return of, and return on, program investments.

Regulatory actions regarding the EET were as follows:

•	July 2010 - We filed our annual 2010-2011 petition with the BPU requesting approval of a $3.1 million increase in EET recovery. This petition was superseded by the 2011-2012 filing.

•	November 2010 - We filed a petition with the BPU requesting a one year extension of the program and a reallocation of investment dollars between the EET programs to fund the more popular programs.

•	January 2011 - SJG’s request to reallocate investment dollars between the programs and a one year extension was approved by the BPU.

•	June 2011 - We filed our annual 2011-2012 petition requesting approval of a $4.7 million increase in EET recovery. This petition was approved in September 2012.

•	October 2011 - We filed a petition requesting a modification of the EET with regards to the Combined Heat and Power (CHP) program. The BPU approved this petition in February 2012.

•
May 2012 - We filed a petition requesting the approval of a new Energy Efficiency Program (“EEP II”) and to continue our existing EET to recover all costs associated with the EEP II through a $3.1 million increase in annual revenues. These programs provide customers with increased incentives to reduce their natural gas consumption. This petition is currently pending.

•
June 2012 - We filed a petition requesting a continuation of the original Energy Efficiency Program (“EEP I”) to bridge the gap between the expiration of the EEP I program on April 30, 2012, and the implementation of the proposed new EEP II program. This petition was approved by the BPU in August 2012. Also in June, SJG filed its annual EET rate adjustment petition requesting a $5.8 million increase in annual revenues to recover the costs associated with its EEP I program. This petition is still pending.

•	September 2012 - The BPU approved the 2011-2012 annual filing petition of a $4.7 million increase in annual revenues, with rates effective October 1, 2012.

Societal Benefits Clause (SBC) - The SBC allows us to recover costs related to several BPU-mandated programs. Within the SBC are a Remediation Adjustment Clause (RAC), a New Jersey Clean Energy Program (NJCEP), a Universal Service Fund (USF) program and a Consumer Education Program (CEP).

Regulatory actions regarding the SBC, with the exception of USF which requires separate regulatory filings, were as follows:

•	September 2010 – We made our annual 2010-2011 SBC filing requesting a $21.5 million increase in SBC recoveries.

•	July 2011 - We made our annual 2011-2012 SBC filing requesting a $31.2 million increase in SBC recoveries. This petition is pending.

•	September 2011 - The BPU finalized rates for the 2008-2009 and 2009-2010 SBC petitions.

•	July 2012 - We made our annual 2012-2013 SBC filing requesting an $11.8 million increase in SBC recoveries. This petition is still pending.

•	September 2012 - The BPU finalized rates for the 2010-2011 SBC petition effective October 1, 2012.

Remediation Adjustment Clause (RAC) - The RAC recovers environmental remediation costs of 12 former gas manufacturing plants (See Note 12). The BPU allows us to recover such costs over seven-year amortization periods. The net between the amounts actually spent and amounts recovered from customers is recorded as a regulatory asset, Environmental Remediation Cost Expended - Net. Note that RAC activity affects revenue and cash flows but does not directly affect earnings because of the cost recovery over seven-year amortization periods. As of December 31, 2012 and 2011, we reflected the unamortized remediation costs of $37.9 million and $45.8 million, respectively, on the balance sheet under Regulatory Assets (See Note 4). Since implementing the RAC in 1992, we have recovered $74.6 million through rates.

New Jersey Clean Energy Program (NJCEP) - This mechanism recovers costs associated with our energy efficiency and renewable energy programs. In August 2008, the BPU approved the statewide funding of the NJCEP of $1.2 billion for the years 2009 through 2012. Of this amount, SJG was responsible for expensing approximately $41.5 million over the four-year period. In November 2012, the BPU approved a six-month extension of the program through June 2013. Under this extension, SJG is responsible for $7.5 million of funding. NJCEP adjustments affect revenue and cash flows but do not directly affect earnings as related costs are deferred and recovered through rates on an on-going basis.

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

•
June 2012 - We made our annual USF filing, along with the state's other electric and gas utilities, proposing to decrease annual statewide gas revenues by $0.5 million. This proposal was designed to decrease our annual USF revenue by $0.1 million.

•
September 2012 - The BPU approved the statewide budget of $78.0 million for all of the State's gas utilities. Our portion of the total is approximately $8.2 million, which decreased rates effective October 1, 2012, resulting in a $0.1 million decrease to our annual USF recoveries.

Other Regulatory Matters -

Unbundling - Effective January 10, 2000, the BPU approved full unbundling of our system. This allows all natural gas consumers to select their natural gas commodity supplier. As of December 31, 2012, 45,424 of our customers were purchasing their gas commodity from someone other than us. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer. The resulting decrease in our revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect our net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that we still recover cost of service, including certain deferred costs, through base rates.

Pipeline Integrity - In October 2005, we filed a petition with the BPU to implement a Pipeline Integrity Management Tracker (Tracker). The purpose of this Tracker was to recover incremental costs to be incurred by us as a result of new federal regulations, which are aimed at enhancing public safety and reliability. The regulations require that utilities use a comprehensive analysis to assess, evaluate, repair and validate the integrity of certain transmission lines in the event of a leak or failure. As part of our September 2010 base rate increase, we were permitted to recover previously deferred pipeline integrity costs incurred through September 2010.  In addition, we are authorized to defer future program costs, including related carrying costs, for recovery in our next base rate proceeding, subject to review by the BPU.  Accordingly, SJG withdrew its petition for the Pipeline Integrity Management Tracker.  As of December 31, 2012 and 2011, deferred pipeline integrity costs totaled $1.6 million and $1.2 million, respectively, and are included in other regulatory assets (See Note 4).

Filings and petitions described above are still pending unless otherwise indicated.

4.	REGULATORY ASSETS AND LIABILITIES:

The discussion under Note 3, Rates and Regulatory Actions, is integral to the following explanations of specific regulatory assets and liabilities.

Regulatory Assets consisted of the following items (in thousands):

	2012	2011
Environmental Remediation Costs:
Expended - Net	$37,892	$45,815
Liability for Future Expenditures	107,410	89,984
Deferred Asset Retirement Obligation Costs	30,199	25,162
Deferred Pension and Other Postretirement Benefit Costs	95,897	88,624
Deferred Gas Costs - Net	—	22,441
Conservation Incentive Program Receivable	31,686	13,580
Societal Benefit Costs Receivable	12,801	8,618
Premium for Early Retirement of Debt	1,075	537
Deferred Interest Rate Contracts	7,761	8,146
Energy Efficiency Tracker	12,306	8,464
Pipeline Supplier Service Charges	8,771	—
Other Regulatory Assets	6,858	3,850

Total Regulatory Assets	$352,656	$315,221

Except where noted below, all regulatory assets are or will be recovered through utility rate charges, as detailed in the following discussion. We are currently permitted to recover interest on our Environmental Remediation Costs and Societal Benefit Costs Receivable, while the other assets are being recovered without a return on investment.

Environmental Remediation Costs - We have two regulatory assets associated with environmental costs related to the cleanup of 12 sites where we or our predecessors previously operated gas manufacturing plants. The first asset, Environmental Remediation Cost: Expended - Net, represents what was actually spent to clean up the sites, less recoveries through the RAC and insurance carriers. These costs meet the deferral requirements of GAAP, as the BPU allows us to recover such expenditures through the RAC. The other asset, Environmental Remediation Cost: Liability for Future Expenditures, relates to estimated future expenditures required to complete the remediation of these sites. We recorded this estimated amount as a regulatory asset with the corresponding current and noncurrent liabilities on the balance sheets under the captions Current Liabilities and Regulatory and Other Noncurrent Liabilities. The BPU allows us to recover the deferred costs over seven-year periods after they are spent (See Notes 3 and 12).

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

Deferred Pension and Other Postretirement Benefit Costs  - The BPU authorized us to recover costs related to postretirement benefits under the accrual method of accounting consistent with  GAAP.  We deferred amounts accrued prior to that authorization and amortized them as allowed by the BPU over 15 years through 2012. In 2006, our regulatory asset was increased by $37.1 million representing the recognition of the underfunded positions of our pension and other postretirement benefit plans.  Subsequent adjustments to this balance occur annually to reflect changes in the funded positions of these benefit plans caused by changes in actual plan experience as well as assumptions of future experience (See Note 11).

Deferred Gas Costs - Net - Over/under collections of gas costs are monitored through our BGSS mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability (See Note 3). Derivative contracts used to hedge our natural gas purchases are also included in the BGSS, subject to BPU approval. The change from a $22.4 million regulatory asset at December 31, 2011 to a $10.9 million regulatory liability at December 31, 2012 was due to gas costs recovered from customers exceeding the actual cost of the commodity incurred during 2012 due to decreasing natural gas prices.

Conservation Incentive Program Receivable - The impact of the CIP is recorded as an adjustment to earnings as incurred, while cash recovery under the CIP generally occurs during the subsequent CIP year (see Note 3).

Societal Benefit Costs Receivable - This regulatory asset primarily represents cumulative costs less recoveries under the USF program (See Note 3).

Premium for Early Retirement of Debt - At December 31, 2012, this regulatory asset represents unamortized debt issuance costs related to long-term debt refinancings. Unamortized debt issuance costs are being amortized over the term of the new debt issue pursuant to regulatory approval by the BPU.

Energy Efficiency Tracker - This regulatory asset represents cumulative investments less recoveries under the Energy Efficiency Program (See Note 3).

Deferred Interest Rate Contracts - These amounts represent the market value of interest rate derivatives as discussed further in Note 13.

Pipeline Supplier Service Charges - This regulatory asset represents costs necessary to maintain adequate supply and system pressures, which are being recovered on a monthly basis through the BGSS over the term of the underlying supplier contracts (See Note 3).

Other Regulatory Assets - Some of the assets included in Other Regulatory Assets are currently being recovered from ratepayers as approved by the BPU. Management believes the remaining deferred costs are probable of recovery from ratepayers through future utility rates.

Regulatory Liabilities at December 31 consisted of the following items (in thousands):

	2012	2011
Excess Plant Removal Costs	$45,593	$47,230
Deferred Revenue - Net	10,924	—
Other Regulatory Liabilities	—	1,081

Total Regulatory Liabilities	$56,517	$48,311

Excess Plant Removal Costs – Represents amounts accrued in excess of actual utility plant removal costs incurred to date.  As part of our September 2010 base rate increase, we are required to amortize approximately $1.2 million of this balance to depreciation expense each year.

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

We conducted business with our parent, SJI, and several other related parties. A description of each of these affiliates and related transactions is as follows:

SJI Services, LLC (SJIS) - a wholly owned subsidiary of SJI, provides services, such as information technology, human resources, , corporate communications, materials purchasing and fleet management to SJI and all of its subsidiaries.

South Jersey Energy Solutions, LLC (SJES) - a wholly owned subsidiary of SJI that serves as a holding company for all of SJI’s nonutility operating businesses:

•
South Jersey Energy Company (SJE) - a wholly owned subsidiary of SJES and a third party energy marketer that acquires and markets natural gas and electricity to retail end users and provides total energy management services to commercial and industrial customers. We provide SJE with billing services. For SJE’s residential customers, for which we perform billing services, we purchase the related accounts receivable at book value less a factor for potential uncollectible accounts, and assume all risk associated with collection.

•
South Jersey Resources Group, LLC (SJRG) - a wholly owned subsidiary of SJES and a wholesale gas and risk management business that supplies natural gas storage, commodity and transportation to retail marketers, utility businesses and electricity generators in the mid-Atlantic, Appalachian and southern states. We sell natural gas for resale and capacity release to SJRG and also meet some of our gas purchasing requirements by purchasing natural gas from SJRG. Additionally, SJRG manages our market risk associated with fluctuations in the cost of natural gas by entering into financial derivative contracts on our behalf. The gain or loss associated with these derivative contracts is included in our BGSS and in the SJRG receivable and payable amounts shown below.

•
Marina Energy LLC (Marina) - a wholly owned subsidiary of SJES and developer, owner and operator of energy related projects. We provide natural gas transportation services to Marina under BPU-approved tariffs.

•	South Jersey Energy Service Plus, LLC (SJESP) - a wholly owned subsidiary of SJES and an appliance service company. We provide billing services to SJESP.

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

	2012	2011	2010
Operating Revenues/Affiliates:
SJRG	$884	$6,532	$6,244
Other	851	716	464
Total Operating Revenues/Affiliates	$1,735	$7,248	$6,708

Related party transactions, excluding pass-through items, included in Operating Expenses were as follows (in thousands):

	2012	2011	2010
Costs of Sales/Affiliates
(Excluding depreciation):
SJRG	$9,083	$33,768	$16,768
Derivative Losses (See Note 1):
SJRG	$15,407	$12,872	$23,526
Operations Expense/Affiliates:
SJI	$10,870	$9,941	$8,546
SJIS	5,397	4,956	5,174
Millennium	3,149	3,076	2,986
Other	(500)	(448)	(244)
Total Operations Expense/Affiliates	$18,916	$17,525	$16,462

6.	INCOME TAXES AND CREDITS:

Total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory Federal income tax rate to pre-tax income for the following reasons (in thousands):

	2012	2011	2010
Tax at Statutory Rate	$32,183	$30,510	$25,760
Increase (Decrease) Resulting from:
State Income Taxes	5,302	5,316	4,340
Amortization of Investment Tax Credits	(287)	(302)	(310)
ESOP Dividend	(1,027)	(956)	(874)
AFUDC	(1,048)	(729)	—
Amortization of Flowthrough Depreciation	—	526	664
Other - Net	(1,412)	(84)	98
Net Income Taxes	$33,711	$34,281	$29,678

The provision for Income Taxes is comprised of the following (in thousands):

	2012	2011	2010
Current:
Federal	$(4,635)	$(924)	$399
State	(7)	168	4,739
Total Current	(4,642)	(756)	5,138
Deferred:
Federal	30,477	27,329	22,912
State	8,163	8,010	1,938
Total Deferred	38,640	35,339	24,850
Investment Tax Credits	(287)	(302)	(310)
Net Income Taxes	$33,711	$34,281	$29,678

Investment Tax Credits are deferred and amortized at the annual rate of 3%, which approximates the life of related assets.

The net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in the following net deferred tax liabilities at December 31 (in thousands):

	2012	2011
Current:
Net Operating Loss Carryforward	$(2,586)	$(6,600)
Budget Billing - Customer Accounts	1,033	(4,261)
Provision for Uncollectibles	(1,409)	(970)
Conservation Incentive Program	13,942	5,975
Section 461 Prepayments	930	822
Other	(1,478)	(1,267)
Current Deferred Tax (Asset) Liability - Net	$10,432	$(6,301)
Noncurrent:
Book Versus Tax Basis of Property	$323,470	$290,882
Deferred Fuel Costs - Net	3,325	12,005
Environmental Remediation	17,643	19,869
Deferred Regulatory Costs	15,374	7,396
Deferred State Tax	(15,106)	(13,219)
Investment Tax Credit Basis Gross-Up	(318)	(466)
Deferred Pension & Other Post Retirement Benefits	39,174	36,048
Pension & Other Post Retirement Benefits	(28,846)	(24,380)
Deferred Revenues	(8,922)	(7,899)
Net Operating Loss Carryforward	(35,901)	(35,943)
Other	464	866
Noncurrent Deferred Tax Liability – Net	$310,357	$285,159

SJG is included in the consolidated federal income tax return filed by SJI. The actual taxes, including credits, are allocated by SJI to its subsidiaries, generally on a separate return basis. As of December 31, 2012 and 2011, income taxes due from SJI were approximately $4.6 million and $1.0 million, respectively, and are included in the balance sheets under the caption, Prepaid Taxes for the respective years.

As of December 31, 2012, SJG has total federal net operating loss carryforwards of $104.7 million and state net operating loss carryforwards of $16.6 million; $100.4 million of the federal NOL and all of the state NOL will expire in 2031 and $4.3 million of the federal NOL will expire in 2032. SJG also has a state Alternative Minimum Assessment credit of $1.3 million with no expiration date. A valuation allowance is established when it is determined that it is more likely than not that a deferred tax asset will not be realized.

A reconciliation of unrecognized tax benefits is as follows (in thousands):

	2012	2011	2010
Balance at January 1,	$421	$478	$576
Increase as a result of tax position taken in prior years	82	119	—
Decrease due to a lapse in the statue of limitations	—	(90)	—
Settlements	—	(86)	(98)
Balance at December 31,	$503	$421	$478

The total unrecognized tax benefits as of December 31, 2012 were $0.5 million, not including $0.6 million of accrued interest and penalties.  The total unrecognized tax benefits as of December 31, 2011 were $0.4 million not including $0.6 million of accrued interest and penalties. The total unrecognized tax benefits as of December 31, 2010 were $0.5 million, not including $0.6 million of accrued interest and penalties. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not significant.  Our policy is to record interest and penalties related to unrecognized tax benefits as interest expense and other expense respectively. These amounts were not significant in 2012, 2011 or 2010. There have been no material changes to the unrecognized tax benefits during 2012, 2011 or 2010 and we do not anticipate any significant changes in the total unrecognized tax benefits within the next 12 months.

The unrecognized tax benefits are primarily related to an uncertainty of state income taxes.  Federal income tax returns from 2009 forward, and state income tax returns primarily from 2008 forward, are open and subject to examination.

7.	LONG-TERM DEBT:

A schedule of our long-term debt as of December 31, including current maturities, is as follows (in thousands):

		2012	2011
Long-Term Debt (A):
First Mortgage Bonds: (B)
4.46%	Series due 2013	$10,500	$10,500
5.027%	Series due 2013	14,500	14,500
4.52%	Series due 2014	11,000	11,000
5.115%	Series due 2014	10,000	10,000
5.387%	Series due 2015	10,000	10,000
5.437%	Series due 2016	10,000	10,000
4.60%	Series due 2016	17,000	17,000
4.657%	Series due 2017	15,000	15,000
7.97%	Series due 2018	10,000	10,000
7.125%	Series due 2018	20,000	20,000
5.587%	Series due 2019	10,000	10,000
3.00%	Series due 2024 (C)	50,000	—
3.03%	Series due 2024 (C)	35,000	—
3.63%	Series due 2025	10,000	10,000
4.84%	Series due 2026	15,000	15,000
4.93%	Series due 2026	45,000	45,000
4.03%	Series due 2027	45,000	45,000
7.70%	Series due 2027 (D)	—	35,000
3.74%	Series due 2032 (D)	35,000	—
5.55%	Series due 2033	32,000	32,000
6.213%	Series due 2034	10,000	10,000
5.45%	Series due 2035	10,000	10,000
Series A 2006 Tax-Exempt First Mortgage Bonds
Variable Rate, due 2036 (E)		25,000	25,000
Total Long-Term Debt Outstanding		450,000	365,000
Less Current Maturities (A)		(25,000)	(2,187)
Long-Term Debt		$425,000	$362,813

(A)
Long-term debt maturities and sinking funds requirements for the succeeding five years are as follows (in thousands): 2013, $25,000; 2014, $21,000; 2015, $10,909; 2016, $27,909; 2017, $15,909. Our long-term debt agreements contain no financial covenants.

(B)	Our First Mortgage dated October 1, 1947, as supplemented, securing the First Mortgage Bonds constitutes a direct first mortgage lien on substantially all utility plant.

(C)
In September 2012, SJG issued $50.0 million of 3.00% aggregate principal amount of Medium Term Notes (MTN) due September 2024. In November 2012, SJG issued $35.0 million of 3.03% aggregate principal amount of MTN due November 2024.

(D)
In February 2012, SJG called its $35.0 million, 7.70% MTN due April 2027, at par plus a 2.00% premium. The early redemption occurred concurrently with the issuance in April 2012 of $35.0 million, 3.74% MTN due April 2032.

(E)
These variable rate demand bonds bear interest at a floating rate that resets weekly. The interest rate as of December 31, 2012 was 0.17%. Liquidity support on these bonds is provided under a separate letter of credit facility that expires in August, 2015. These bonds contain no financial covenants.

In December 2011, SJG received approval from the BPU to issue up to $200.0 million in long-term debt under its MTN program by September 30, 2014. As of December 31, 2012, $80.0 million was available under this program. We retire debt when it is cost effective as permitted by the debt agreements.

8.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of both December 31, 2012 and December 31, 2011, the escrowed proceeds, including interest earned, totaled $0.1 million. SJG established a margin account with SJRG in conjunction with SJG's risk management activities as detailed in Note 11. The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with SJRG changes. As of December 31, 2012 and December 31, 2011, the balance held with SJRG totaled $1.1 million and $2.1 million, respectively. The carrying amounts of the Restricted Investments approximate their fair value at December 31, 2012 and December 31, 2011, which would be included in Level 1 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities).

LONG-TERM RECEIVABLES – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $13.6 million and $11.7 million as of December 31, 2012 and December 31, 2011, respectively.  The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the balance sheets.  The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.3 million and $1.2 million as of December 31, 2012 and December 31, 2011, respectively.  The annual amortization to interest is not material to SJG’s financial statements.  The carrying amounts of these receivables approximate their fair value at December 31, 2012 and December 31, 2011, which would be included in Level 2 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities).

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJG's financial instruments that are not carried at fair value, including those financial instruments disclosed in this footnote, approximate their fair values at December 31, 2012 and December 31, 2011, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJG at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy. See Note 13 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJG's long-term debt, including current maturities, as of December 31, 2012 and December 31, 2011, were $502.0 million and $472.0 million, respectively.  The carrying amounts of SJG's long-term debt, including current maturities, as of December 31, 2012 and December 31, 2011, were $450.0 million and $365.0 million, respectively.

9.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of December 31, 2012 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper Program/ Revolving Credit Facility	$200,000	$102,100	$97,900	May 2015 (A)
Uncommitted Bank Lines	10,000	—	10,000	Various

Total	$210,000	$102,100	$107,900

(A) SJG reduced the uncommitted bank lines by $10.0 million during 2012.

The SJG facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of December 31, 2012.

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

Average borrowings outstanding under these credit facilities, not including letters of credit, during the twelve months ended December 31, 2012 and 2011 were $142.4 million and $71.6 million, respectively.  The maximum amount outstanding under these credit facilities, not including letters of credit, during the twelve months ended December 31, 2012 and 2011 were $180.5 million and $139.9 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our business’ future liquidity needs. Borrowings under these credit facilities are at market rates.  The weighted average interest rate on these borrowings, which changes daily, was 0.48% , 0.62% and 0.71% at December 31, 2012 , 2011 and 2010, respectively.

10.	RETAINED EARNINGS:

Various loan agreements contain potential restrictions regarding the amount of cash dividends or other distributions that we may pay on our common stock. As of December 31, 2012, these loan restrictions did not affect the amount that may be distributed from our retained earnings.

We received no equity infusions from SJI in 2012, 2011 or 2010.  Future equity contributions will occur on an as needed basis.

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

Net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Service Cost	$3,718	$3,048	$2,648	$704	$675	$644
Interest Cost	8,008	7,828	7,584	2,443	2,621	2,708
Expected Return on Plan Assets	(8,249)	(7,415)	(6,711)	(1,910)	(2,040)	(1,758)
Amortization:
Prior Service Cost (Credits)	207	219	232	(195)	(254)	(254)
Actuarial Loss	6,432	4,561	3,940	1,534	1,466	1,351
Net Periodic Benefit Cost	10,116	8,241	7,693	2,576	2,468	2,691
Capitalized Benefit Costs	(4,684)	(3,661)	(3,445)	(1,340)	(1,222)	(1,295)
Affiliate SERP Allocations	(1,107)	(845)	(533)	—	—	—
Total Net Periodic Benefit Expense	$4,325	$3,735	$3,715	$1,236	$1,246	$1,396

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

Details of the activity within the Regulatory Asset and Accumulated Other Comprehensive Loss associated with Pension and Other Postretirement Benefits are as follows (in thousands):

	Regulatory Assets		Accumulated Other Comprehensive Loss (pre-tax)
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Balance at January 1, 2011	$47,197	$21,064	$14,536	$—
Amounts Arising during the Period:
Net Actuarial Loss	17,861	6,060	6,059	—
Prior Service Cost	—	524	—
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(3,028)	(1,467)	(1,534)	—
Prior Service (Cost) Credit	(219)	254	—	—
Balance at December 31, 2011	61,811	26,435	19,061	—
Amounts Arising during the Period:
Net Actuarial Loss	11,599	2,089	4,788	—
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(4,490)	(1,535)	(1,941)	—
Prior Service (Cost) Credit	(207)	195	—	—
Balance at December 31, 2012	$68,713	$27,184	$21,908	$—

The estimated costs that will be amortized from Regulatory Assets into net periodic benefit costs in 2013 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Costs (Credits)	$206	$(195)
Net Actuarial Loss	$5,141	$1,605

The estimated costs that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit costs in 2013 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Net Actuarial Loss	$2,234	$—

A reconciliation of the plans’ benefit obligations, fair value of plan assets, funded status and amounts recognized in our balance sheets follows (in thousands):

			Other
	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$160,319	$138,132	$51,656	$47,695
Service Cost	3,718	3,048	704	675
Interest Cost	8,008	7,828	2,443	2,621
Actuarial Loss	21,990	18,259	4,059	3,666
Retiree Contributions	—	—	313	347
Plan Amendments	—	—	—	524
Benefits Paid	(7,136)	(6,948)	(3,560)	(3,872)
Benefit Obligation at End of Year	$186,899	$160,319	$55,615	$51,656
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$91,738	$95,746	$28,942	$29,145
Actual Return on Plan Assets	13,853	1,755	3,880	(353)
Employer Contributions	20,936	1,185	3,119	3,675
Retiree Contributions	—	—	313	347
Benefits Paid	(7,136)	(6,948)	(3,560)	(3,872)
Fair Value of Plan Assets at End of Year	$119,391	$91,738	$32,694	$28,942

Funded Status at End of Year:
Accrued Net Benefit Cost at End of Year	$(67,508)	$(68,581)	$(22,921)	$(22,714)
Amounts Recognized in the Statement of Financial Position Consist of:
Current Liabilities	$(1,236)	$(1,240)	$—	$—
Noncurrent Liabilities	(66,272)	(67,341)	(22,921)	(22,714)
Net Amount Recognized at End of Year	$(67,508)	$(68,581)	$(22,921)	$(22,714)
Amounts Recognized in Regulatory Assets Consist of:
Prior Service Costs	$842	$1,049	$758	$563
Net Actuarial Loss	67,871	60,762	26,426	25,872
Net Amount Recognized at End of Year	$68,713	$61,811	$27,184	$26,435
Amounts Recognized in Accumulated Other Comprehensive Loss Consist of:
Net Actuarial Loss	$21,908	$19,061	$—	$—

The projected benefit obligation (PBO) and accumulated benefit obligation (ABO) of our qualified employee pension plans were $149.5 million and $135.6 million, respectively, as of December 31, 2012: and $128.8 million and $117.0 million, respectively, as of December 31, 2011. The ABO of these plans exceeded the value of the plan assets as of December 31, 2012 and December 31, 2011.  The value of these assets can be seen in the tables above. The PBO and ABO for our non-funded SERP were $37.4 million and $35.7 million, respectively, as of December 31, 2012: and $31.5 million and $29.2 million, respectively, as of December 31, 2011. The SERP is reflected in the tables above and has no assets.

The weighted-average assumptions used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Discount Rate	4.26%	5.03%	4.14%	4.92%
Rate of Compensation Increase	3.25%	3.25%	3.25%	3.25%

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Discount Rate	5.03%	5.78%	6.22%	4.92%	5.55%	6.22%
Expected Long-Term Return on Plan Assets	7.50%	8.00%	7.75%	6.60%	7.00%	6.80%
Rate of Compensation Increase	3.25%	3.25%	3.60%	3.25%	3.25%	3.60%

All obligations disclosed herein reflect the use of the RP 2000 mortality tables.

The discount rates used to determine the benefit obligations at December 31, 2012 and 2011, which are used to determine the net periodic benefit cost for the subsequent year, were based on a portfolio model of high-quality investments with maturities that match the expected benefit payments under our pension and other postretirement benefit plans.

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

The assumed health care cost trend rates at December 31 were:

	2012	2011
Medical Care and Drug Cost Trend Rate Assumed for Next Year	7.00%	7.50%
Dental Care Cost Trend Rate Assumed for Next Year	4.75%	4.75%
Rate to which Cost Trend Rates are Assumed to Decline (the Ultimate Trend Rate)	4.75%	4.75%
Year that the Rate Reaches the Ultimate Trend Rate	2019	2019

Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on the Total of Service and Interest Cost	$200	$(141)
Effect on Postretirement Benefit Obligation	$2,615	$(2,181)

PLAN ASSETS — The Company’s overall investment strategy for pension plan assets is to achieve a diversification by asset class, style of manager, and sector and industry limits to achieve investment results that match the actuarially assumed rate of return, while preserving the inflation adjusted value of the plans.  The Company has implemented this diversification strategy primarily with commingled common/collective trust funds.  The target allocations for pension plan assets are 28-48 percent U.S. equity securities, 13-25 percent international equity securities, 32-42 percent fixed income investments, and 2-14 percent to all other types of investments.  Equity securities include investments in commingled common/collective trust funds as well as large-cap, mid-cap and small-cap companies.  Fixed income securities include commingled common/collective trust funds, group annuity contracts for pension payments, and hedge funds.  Other types of investments include investments in private equity funds and real estate funds that follow several different strategies.

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

SJG evaluated its pension and other postretirement benefit plans’ asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2012.   Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund.  As of December 31, 2012, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in SJG’s pension and other postretirement benefit plan assets.

GAAP establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.  This hierarchy groups assets into three (3) distinct levels as fully described in Note 13, that will serve as the basis for presentation throughout the remainder of this Note.

The fair values of SJG’s pension plan assets at December 31, 2012 and 2011 by asset category are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2012:
Cash / Cash Equivalents:
Common/Collective Trust Funds (a)	$477	$—	$477	$—
STIF-Type Instrument (b)	840	—	840	—
Equity securities:
Common/Collective Trust Funds – U.S. (a)	33,690	—	33,690	—
Common/Collective Trust Funds – International (a)	23,448		23,448
U.S. Large-Cap (c)	7,126	7,126	—	—
U.S. Mid-Cap (c)	4,194	4,194	—	—
U.S. Small-Cap (c)	8	8	—	—
International (c)	1,462	1,462	—	—
Fixed Income:
Common/Collective Trust Funds (a)	30,913	—	30,913	—
Guaranteed Insurance Contract (d)	9,898	—	—	9,898
Other types of investments:
Private Equity Fund (e)	2,557	—	—	2,557
Common/Collective Trust Fund – Real Estate (f)	4,778	—	—	4,778
Total	$119,391	$12,790	$89,368	$17,233

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2011:
Cash / Cash Equivalents:
Common/Collective Trust Funds (a)	$538	$—	$538	$—
STIF-Type Instrument (b)	815	—	815	—
Equity securities:
Common/Collective Trust Funds – U.S. (a)	25,903	—	25,903	—
Common/Collective Trust Funds – International (a)	12,782	—	12,782	—
U.S. Large-Cap (c)	5,377	5,377	—	—
U.S. Mid-Cap (c)	4,793	4,793	—	—
International (c)	1,679	1,679	—	—
Fixed Income:
Common/Collective Trust Funds (a)	23,388	—	23,388	—
Guaranteed Insurance Contract (d)	9,647	—	—	9,647
Other types of investments:
Private Equity Fund (e)	2,525	—	—	2,525
Common/Collective Trust Fund – Real Estate (f)	4,291	—	—	4,291
Total	$91,738	$11,849	$63,426	$16,463

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

(b)
This category represents short-term investment funds held for the purpose of funding disbursement payment arrangements.  Underlying assets are valued based on quoted prices in active markets, or where quoted prices are not available, based on models using observable market information.  Since not all values can be obtained from quoted prices in active markets, these funds are classified as Level 2 investments.

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

(e)
This category represents a limited partnership which includes several investments in U.S. leveraged buyout, venture capital, and special situation funds.  Fund valuations are reported on a 90 day lag and, therefore, the value reported herein represents the market value as of September 30, 2012 and 2011, respectively.  The fund’s investments are stated at fair value, which is generally based on the valuations provided by the general partners or managers of such investments.  Fund investments are illiquid and resale is restricted.  These funds are classified as Level 3 investments.

(f)
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

Fair Value Measurement Using Significant
Unobservable Inputs (Level 3)
(In thousands)

	Guaranteed Insurance Contract	Hedge Funds	Private Equity Funds	Real Estate	Total
Balance at January 1, 2011	$9,972	$98	$2,503	$3,671	$16,244
Actual return on plan assets:
Relating to assets still held at the reporting date	656	—	304	657	1,617
Relating to assets sold during the period	6	(2)	—	—	4
Purchases, Sales and Settlements	(987)	(96)	(282)	(37)	(1,402)
Balance at December 31, 2011	$9,647	$—	$2,525	$4,291	$16,463
Actual return on plan assets:
Relating to assets still held at the reporting date	1,082	—	(122)	487	1,447
Relating to assets sold during the period	(10)	—	480	—	470
Purchases, Sales and Settlements	(821)	—	(326)	—	(1,147)
Balance at December 31, 2012	$9,898	$—	$2,557	$4,778	$17,233

As with the pension plan assets, the Company’s overall investment strategy for post-retirement benefit plan assets is to achieve a diversification by asset class, style of manager, and sector and industry limits to achieve investment results that match the actuarially assumed rate of return, while preserving the inflation adjusted value of the plans.  The Company has implemented this diversification strategy with a mix of common/collective trust funds and mutual funds.  The target allocations for post-retirement benefit plan assets are 33-43 percent U.S. equity securities, 20-30 percent international equity securities, and 32-42 percent fixed income investments.  Equity securities include investments in large-cap, mid-cap and small-cap companies within mutual funds or common/collective trust funds.  Fixed income securities within the common/collective trust fund include primarily investment grade, U.S. Government and mortgage-backed financial instruments.

The fair values of SJG’s other postretirement benefit plan assets at December 31, 2012 and 2011by asset category are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2012:
Equity Securities:
Common/Collective Trust Funds - U.S. (a)	$9,972	$—	$9,972	$—
Common/Collective Trust Funds - International (a)	8,475	—	8,475	—
Mutual Fund - U.S. Large-Cap (b)	2,326	2,326	—	—
Fixed Income:
Common/Collective Trust (a)	11,921	—	11,921	—
Total	$32,694	$2,326	$30,368	$—

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2011:
Equity Securities:
Common/Collective Trust Funds - U.S. (a)	$8,970	$—	$8,970	$—
Common/Collective Trust Funds - International (a)	5,539	—	5,539	—
Mutual Fund - U.S. Large-Cap (b)	1,834	1,834	—	—
Mutual Fund - International (b)	764	764	—	—
Fixed Income:
Corporate Bonds (b)	11,835	—	11,835	—
Total	$28,942	$2,598	$26,344	$—

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

Future Benefit Payments - The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

	Pension Benefits	Other Postretirement Benefits
2013	$7,562	$3,870
2014	$7,790	$3,842
2015	$8,225	$3,886
2016	$8,547	$3,937
2017	$8,854	$4,007
2018 - 2022	$56,419	$20,673

Contributions - SJG contributed $19.8 million to our qualified employee pension plans during the years ended December 31, 2012. No contribution was made to the pension plans during the year ended December 31, 2011. SJG also made a $9.1 million pension contribution in January 2013.    Payments related to the unfunded SERP plan are expected to approximate $1.2 million in 2013 and have been consistent over the past few years. We also have a regulatory obligation to contribute approximately $3.6 million annually to our other postretirement benefit plans’ trusts, less costs incurred directly by us.

Defined Contribution Plan - We also offer an Employees’ Retirement Savings Plan (Savings Plan) to eligible employees. For employees eligible for participation in SJI's defined benefit pension plans, SJG matches 50% of participants’ contributions up to 6% of base compensation. For employees who are not eligible for participation in SJI’s defined benefit plans, we match 50% of participants’ contributions up to 8% of base compensation. Employees not eligible for the pension plans also receive a year-end contribution of $1,000 if 10 or fewer years of service, or $1,500 if more than 10 years of service. The amount expensed and contributed for the matching provision of the Savings Plan approximated $0.9 million, $0.8 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

12.	COMMITMENTS AND CONTINGENCIES:

Standby Letter of Credit - SJG provided a $25.2 million letter of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system.

Gas Supply Related Contracts - In the normal course of conducting business, we have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest date at which any of the primary terms of these contracts expire is March 2013. The transportation and storage agreements entered into between us and each of our interstate pipeline service providers were done so in accordance with their respective FERC approved tariff. Our cumulative obligation for gas supply related demand charges and reservation fees paid for these services averages approximately $3.8 million per month and is recovered on a current basis through the BGSS.

Pending Litigation - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.5 million and $0.2 million related to all claims in the aggregate, as of December 31, 2012 and December 31, 2011, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

Collective Bargaining Agreements - Unionized personnel represent approximately 62% of our workforce at December 31, 2012. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (IBEW) that operated under a collective bargaining agreement that was set to expire February 28, 2013. A new collective bargaining agreement was agreed to and commences on March1, 2013 and runs through February 28, 2017. The remaining unionized employees are represented by the International Association of Machinists and Aerospace Workers (IAM). Employees represented by the IAM operate under a collective bargaining agreement that expires in August 2014.

Environmental Remediation Costs - We incurred and recorded costs for environmental cleanup of 12 sites where we or our predecessors operated gas manufacturing plants. We stopped manufacturing gas in the 1950s.

We successfully entered into settlements with all of our historic comprehensive general liability carriers regarding the environmental remediation expenditures at our sites. Also, we had purchased a Cleanup Cost Cap Insurance Policy limiting the amount of remediation expenditures that we were required to make at 11 of our sites. This policy provided coverage up to $50.0 million, which was exhausted in 2012. .

Since the early 1980s, we accrued environmental remediation costs of $304.8 million, of which $197.4 million has been spent as of December 31, 2012. The following table details the amounts accrued and expended for environmental remediation at December 31 (in thousands):

	2012	2011
Beginning of Year	$89,984	$87,393
Accruals	26,552	21,880
Expenditures	(9,126)	(19,289)
End of Year	$107,410	$89,984

The balances are segregated between current and noncurrent on the balance sheets under the captions Current Liabilities and Regulatory and Other Noncurrent Liabilities.

Management estimates that undiscounted future costs to clean up our sites will range from $107.4 million to $225.7 million. We recorded the lower end of this range, $107.4 million, as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Six of our sites comprise the majority of these estimates, the sum of the six sites range from a low of $90.7 million to a high of $191.8 million. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of remedy selection, regulatory approval of selected remedy and remedial investigative findings.

The remediation efforts at our six most significant sites include the following:

Site 1 - Several interim remedial actions have been completed at the site. Steps remaining to remediate the balance of the site include completion of the remedial investigation of impacted soil and groundwater, selection of the appropriate remedial action, receiving confirmation of regulatory compliance of the selected remedy, and implementation of the approved remedy.

Site 2 - Various remedial investigation activities have been completed at this site and a final site remedy has been proposed to the regulatory authority.  Steps remaining to remediate the site include receiving confirmation of regulatory compliance of the selected remedy and implementation of the approved remedy.

Site 3 - Remedial investigation activities are ongoing at this site including pilot studies of potential remedial alternatives and continued soil and groundwater investigation.  Remaining steps to remediate include completion of the remedial investigation of impacted soil and groundwater, selection of the appropriate remedial action, receiving confirmation of regulatory compliance of the selected remedy, and implementation of the approved remedy.

Sites 4, 5 and 6 - Remedial investigation activities are ongoing at these sites.  Remaining steps to remediate include completion of the remedial investigation of impacted soil and groundwater, selection of the appropriate remedial action, receiving confirmation of regulatory compliance of the selected remedy, and implementation of the approved remedy.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets -
Available-for-Sale Securities (A)	$7,520	$769	$6,751	$—
Derivatives – Energy Related Assets (B)	766	447	319	—
	$8,286	$1,216	$7,070	$—

Liabilities -

Derivatives – Energy Related Liabilities (B)	$2,695	$2,694	$1	$—
Derivatives – Other (C)	7,761	—	7,761	—
	$10,456	$2,694	$7,762	$—

As of December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$6,655	$597	$6,058	$—
Derivatives – Energy Related Assets (B)	2,263	—	2,263	—
	$8,918	$597	$8,321	$—

Liabilities

Derivatives – Energy Related Liabilities (B)	$12,507	$11,173	$1,334	$—
Derivatives – Other (C)	8,146	—	8,146	—
	$20,653	$11,173	$9,480	$—

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

SJG is involved in buying, selling, transporting and storing natural gas and is subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company, through its affiliate South Jersey Resources Group (SJRG), uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, futures contracts, swap agreements and options contracts. As of December 31, 2012, SJG had outstanding derivative contracts intended to limit the exposure to market risk on 7.3 MMdts of expected future purchases of natural gas.. These contracts, which do not qualify for the normal purchase and sale exemption and have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives —Energy Related Assets or Derivatives — Energy Related Liabilities on the balance sheets. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the balance sheets. As of December 31, 2012 and December 31, 2011, SJG had $1.9 million and $10.2 million of unrealized losses, respectively, included in its BGSS related to open financial contracts.

The Company has also entered into interest rate derivatives to manage exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives-Other on the balance sheets. The fair value represents the amount SJG would have to pay the counterparty to terminate these contracts as of those dates.. Subject to BPU approval, the market value upon termination of these interest rate derivatives can be recovered in rates and therefore these unrealized losses have been included in Regulatory Assets on the balance sheets.

We previously used derivative transactions known as “Treasury Locks” to mitigate against the impact on our cash flows of possible interest rate increases on debt issued in September 2005.  The initial $1.4 million cost of the Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the 30 year life of the associated debt issue.  As of both December 31, 2012 and December 31, 2011, the unamortized balance was approximately $1.1 million.

As of December 31, 2012, SJG’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Type of Debt	Obligor
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt	SJG
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt	SJG

The fair values of all derivative instruments, as reflected in the balance sheets as of December 31, 2012 and December 31, 2011, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	2012		2011
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$464	$2,615	$2,263	$11,385

Derivatives – Energy Related – Non-Current	302	80	—	1,122

Interest rate contracts:

Derivatives – Other	—	7,761	—	8,146

Total derivatives not designated as hedging instruments under GAAP	$766	$10,456	$2,263	$20,653

The effect of derivative instruments on the statements of income for 2012 , 2011 and 2010 are as follows (in thousands):

	Year ended December 31,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2010
Interest Rate Contracts:
Losses reclassified from accumulated OCI into income (a)	$(46)	$(46)	$(46)

(a) Included in Interest Charges

Net realized losses associated with SJG’s energy-related financial commodity contracts of $15.4 million , $12.9 million and $23.5 million for 2012, 2011 and 2010, respectively, are not included in the above table.  These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

15.	QUARTERLY RESULTS OF OPERATIONS - UNAUDITED:

The summarized quarterly results of our operations are as follows (in thousands):

	2012 Quarter Ended				2011 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Operating Revenues	$179,436	$59,177	$54,251	$129,010	$180,323	$65,187	$58,482	$108,457
Expenses:
Cost of Sales	86,499	20,407	21,053	60,751	88,574	28,259	27,516	43,517
Operation and Maintenance
Including Fixed Charges	35,102	33,597	32,953	33,877	33,771	33,036	31,261	32,483
Income Taxes (Benefit)	20,977	1,887	258	10,589	22,046	1,065	(699)	11,869
Energy and Other Taxes	3,169	1,479	1,167	2,485	4,514	1,722	1,384	2,671
Total Expenses	145,747	57,370	55,431	107,702	148,905	64,082	59,462	90,540
Other Income and Expense	1,349	1,430	1,703	(1,865)	878	515	650	1,386
Net Income (Loss) Applicable to Common Stock	$35,038	$3,237	$523	$19,443	$32,296	$1,620	$(330)	$19,303

NOTE: Because of the seasonal nature of our business, statements for the 3-month periods are not indicative of the results for a full year.

16.	SUBSEQUENT EVENT:

In July 2012, the Company filed a petition to implement a five-year, $250.0 million Accelerated Infrastructure Replacement Program to replace the annual CIRT programs. The Company was proposing to spend an incremental $50.0 million per year on the accelerated replacement of its cast iron and bare steel main and service infrastructure, and is seeking a return on program investments as it had under prior Capital Investment Recovery Tracker ("CIRT") programs (See Note 3). In February 2013, the parties executed a stipulation agreeing to an incremental $35.3 million per year investment in infrastructure improvements for four years totaling $141.2 million. The BPU approved this petition in February 2013.

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Omitted in accordance with General Instruction I 1(a) and (b) of Form 10-K.

Item 14. Principal Accountant Fees and Services

Fees Paid to Auditors

Deloitte & Touche LLP served as the auditors of SJG and its parent, SJI, during 2012. In accordance with its charter, the Audit Committee pre-approved all services provided by Deloitte & Touche LLP. Audit services performed consisted of the audits of the financial statements and the preparation of various reports based on those audits and services related to filings with the United States Securities and Exchange Commission and New York Stock Exchange.

Audit Fees

The aggregate fees billed for the audit of SJG’s financial statements by Deloitte & Touche LLP totaled $435 thousand and $410 thousand in fiscal years 2012 and 2011, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Part IV

Item 15. Exhibits and Financial Statement Schedule

(a)	Listed below are all financial statements and schedules filed as part of this report:

1 - The financial statements and notes to financial statements together with the report thereon of Deloitte & Touche LLP, February 28, 2013, are file as part of this report under Item 8 - Financial Statements and Supplementary Data.

2  - Supplementary Financial Information

Schedule II - Valuation and Qualifying Accounts. See page 67.

All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

(b)	List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).

Exhibit Number	Description	Reference
(3)(a)	Certificate of Incorporation of South Jersey Gas Company.	Incorporated by reference from Exhibit (3)(a) of Form 10-K filed March 7, 1997.

(3)(b)	Bylaws of South Jersey Gas Company as amended and restated through January 1, 2013.	Incorporated by reference from Exhibit 3.1 of Form 8-K of SJG as filed January 4, 2013.

(4)(a)	Form of Stock Certificate for Common Stock.	Incorporated by reference from Exhibit (4)(a) of Form 10 filed March 7, 1997.

(4)(b)(i)	First Mortgage Indenture dated October 1, 1947.	Incorporated by reference from Exhibit (4)(b)(i) of Form 10-K of SJI for 1987 (1-6364).

(4)(b)(ii)	Nineteenth Supplemental Indenture dated as of April 1, 1992.	Incorporated by reference from Exhibit (4)(b)(xvii) of Form 10-K of SJI for 1992 (1-6364).

(4)(b)(iii)	Twenty-First Supplemental Indenture dated as of March 1, 1997.	Incorporated by reference from Exhibit (4)(b)(xviv) of Form 10-K of SJI for 1997 (1-6364).

(4)(b)(iv)	Twenty-Second Supplemental Indenture dated as of October 1, 1998.	Incorporated by reference from Exhibit (4)(b)(ix) of Form S-3 (333-62019).

(4)(b)(v)	Twenty-Third Supplemental Indenture dated as of September 1, 2002.	Incorporated by reference from Exhibit (4)(b)(x) of Form S-3 (333-98411).

(4)(b)(vi)	Twenty-Fourth Supplemental Indenture dated as of September 1, 2005.	Incorporated by reference from Exhibit (4)(b)(vi) of Form S-3 (333-126822).

(4)(b)(vii)	Amendment to Twenty-Fourth Supplemental Indenture dated as of March 31, 2006.	Incorporated by reference from Exhibit 4 of Form 8-K as filed April 26, 2006.

(4)(b)(viii)	Amendment No. 2 to the Twenty-Fourth Supplemental Indenture dated as of December 20, 2010.	Incorporated by reference from Exhibit (4)(b)(viii) of Form 10-K for 2010.

Exhibit Number	Description	Reference
(4)(b)(ix)	Loan Agreement by and between New Jersey Economic Development Authority as SJG dated April 1, 2006.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG as filed April 26, 2006.

(4)(b)(x)	Twenty-Fifth Supplemental Indenture dated as of March 29, 2012.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG as filed April 3, 2012.

(4)(c)(i)	Medium Term Note Indenture of Trust dated October 1, 1998.	Incorporated by reference from Exhibit (4)(e) of Form S-3 (333-62019).

(4)(c)(ii)	First Supplement to Indenture of Trust dated as of June 29, 2000.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated July, 12, 2001.

(4)(c)(iii)	Second Supplement to Indenture of Trust dated as of July 5, 2000.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated July, 12, 2001.

(4)(c)(iv)	Third Supplement to Indenture of Trust dated as of July 9, 2001.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated July, 12, 2001.

(4)(c)(v)	Fourth Supplement to Indenture of Trust dated as of February 26, 2010.	Incorporated by reference from Exhibit 4.1 Form 8K dated March 5, 2010.

(10)(a)(i)	Gas storage agreement (GSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(d) of Form 10-K for 1993 (1-6364).

(10)(a)(ii)	Gas storage agreement (LG-A) between South Jersey Gas Company and Transco dated June 3, 1974.	Incorporated by reference from Exhibit (5)(f) of Form S-7 (2-56233).

(10)(a)(iii)	Gas storage agreement (LSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(i) of Form 10-K for 1993 (1-6364).

(10)(a)(iv)	Gas storage agreement (SS-1) between South Jersey Gas Company and Transco dated May 10, 1987 (effective April 1, 1988).	Incorporated by reference from Exhibit (10)(i)(a) of Form 10-K for 1988 (1-6364).

(10)(b)(i)	Gas storage agreement (SS-2) between South Jersey Gas Company and Transco dated July 25, 1990.	Incorporated by reference from Exhibit (10)(i)(i) of Form 10-K for 1991 (1-6364).

(10)(b)(ii)	Amendment to gas transportation agreement dated December 20, 1991 between South Jersey Gas Company and Transco dated October 5, 1993.	Incorporated by reference from Exhibit (10)(i)(k) of Form 10-K for 1993 (1-6364).

(10)(b)(iii)	CNJEP Service agreement between South Jersey Gas Company and Transco dated June 27, 2005.	Incorporated by reference from Exhibit (10)(i)(l) of Form 10-K for 2005 (1-6364).

(10)(c)(i)	FTS Service Agreement No. 38099 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(n) of Form 10-K for 1993 (1-6364).

Exhibit Number	Description	Reference
(10)(c)(ii)	NTS Service Agreement No. 39305 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(o) of Form 10-K for 1993 (1-6364).

(10)(c)(iii)	FSS Service Agreement No. 38130 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(p) of Form 10-K for 1993 (1-6364).

(10)(d)(i)	SST Service Agreement No. 38086 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(q) of Form 10-K for 1993 (1-6364).

(10)(h)(i)*
Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994.
Incorporated by reference from Exhibit (10)(l) of Form 10-K of SJI for 1994 (1-6364).

(10)(h)(ii)*	Schedule of Deferred Compensation Agreements.	Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K of SJI for 1997 (1-6364).

(10)(h)(iii)*	Supplemental Executive Retirement Program, as amended and restated effective January 1, 2009, and Form of Agreement between certain South Jersey Industries, Inc. or subsidiary Company officers.	Incorporated by reference from Exhibit (10)(f)(ii) of Form 10-K of SJI for 2009 (1-6364).

(10)(h)(iv)*	Form of Officer Change in Control Agreements, effective January 1, 2013, between certain officers and either South Jersey Industries, Inc. or its subsidiaries.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI as filed January 25, 2013.

(10)(h)(v)*	Schedule of Officer Agreements.	Incorporated by reference from Exhibit 10.2 of Form 8-K of SJI as filed January 25, 2013.

(10)(h)(vi)*	Officer Severance Plan.	Incorporated by reference from Exhibit 10.3 of Form 8-K of SJI as filed January 25, 2013

(10)(i)(i)	Note Purchase Agreement dated as of March 1, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K dated March 5, 2010.

(10)(i)(ii)	Note Purchase Agreement dated as of December 30, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K dated January 5, 2011.

(10)(i)(iii)	Four-Year Revolving Credit Agreement, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated May 6, 2011.

(10)(i)(iv)	Commercial Paper Dealer Agreement, dated as of July 1, 2011, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated July 1, 2011.

(10)(i)(v)	Commercial Paper Dealer Agreement, dated as of January 5, 2012, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 9, 2012.

Exhibit Number	Description	Reference
(10)(i)(vi)	Note Purchase Agreement dated as of April 2, 2012.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated April 3, 2012.

(10)(i)(vii)	Note Purchase Agreement, dated as of September 20, 2012, for SJG.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated September 25, 2012.

(12)	Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).

(14)	Code of Ethics	Incorporated by reference from Exhibit (14) of Form 10-K of SJI as filed for 2007.

(21)	Subsidiaries of the Registrant (filed herewith).

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(101.INS)	eXtensible Business Reporting Language (XBRL) Instance Document (filed herewith).

(101.SCH)	XBRL Taxonomy Extension Schema (filed herewith).

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

(101.LAB)	XBRL Taxonomy Extension Label Linkbase (filed herewith).

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).
* Constitutes a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
Date:	February 28, 2013	BY:	/s/ Stephen H. Clark
Stephen H. Clark, Senior Vice President-Regulatory Affairs & Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey E. DuBois	President, Director	February 28, 2013
(Jeffrey E. DuBois)	(Principal Executive Officer)

/s/ Stephen H. Clark	Senior Vice President-Regulatory Affairs & Treasurer	February 28, 2013
(Stephen H. Clark)	(Principal Financial Officer)

/s/ Thomas S. Kavanaugh	Controller	February 28, 2013
(Thomas S. Kavanaugh)

/s/ Thomas A. Bracken	Director	February 28, 2013
(Thomas A. Bracken)

/s/ Victor Fortkiewicz	Director	February 28, 2013
(Victor Fortkiewicz)

/s/ Edward J. Graham	Director	February 28, 2013
(Edward J. Graham)

/s/ Sunita Holzer	Director	February 28, 2013
(Sunita Holzer)

/s/ Frank L. Sims	Director	February 28, 2013
(Frank L. Sims)

SOUTH JERSEY GAS COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions - Describe (b)	Balance at End of Period
Provision for Uncollectible
Accounts for the Year Ended
December 31, 2012	$3,060	$4,775	$110	$3,960	$3,985
Provision for Uncollectible
Accounts for the Year Ended
December 31, 2011	$4,577	$1,410	$562	$3,489	$3,060
Provision for Uncollectible
Accounts for the Year Ended
December 31, 2010	$3,915	$3,741	$(217)	$2,862	$4,577

(a) Recoveries of accounts previously written off and minor adjustments.

(b) Uncollectible accounts written off.