Form 10-Q
period 2013-03-31
SOUTH JERSEY GAS Co
filed 2013-05-03
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

As of May 1, 2013 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2013	2012
Operating Revenues	$174,098	$179,436

Operating Expenses:
Cost of Sales (Excluding depreciation)	77,602	86,499
Operations	24,051	20,564
Maintenance	3,422	3,192
Depreciation	8,225	7,157
Energy and Other Taxes	3,003	3,169

Total Operating Expenses	116,303	120,581

Operating Income	57,795	58,855

Other Income and Expense	1,450	1,349

Interest Charges	(2,961)	(4,189)

Income Before Income Taxes	56,284	56,015

Income Taxes	(20,771)	(20,977)

Net Income	$35,513	$35,038

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2013	2012
Net Income	$35,513	$35,038

Other Comprehensive (Loss) Gain - Net of Tax: *

Unrealized (Loss) Gain on Available-for-Sale Securities	(274)	351
Unrealized Gain on Derivatives - Other	7	7

Other Comprehensive (Loss) Gain - Net of Tax *	(267)	358

Comprehensive Income	$35,246	$35,396

* Determined using a combined statutory tax rate of 41% .

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2013	2012
Net Cash Provided by Operating Activities	$55,766	$42,430

Cash Flows from Investing Activities:
Capital Expenditures	(25,718)	(36,970)
Net Purchase of Restricted Investments in Margin Accounts	(862)	(698)
Investment in Long-Term Receivables	(1,947)	(1,480)
Proceeds from Long-Term Receivables	2,402	2,293

Net Cash Used in Investing Activities	(26,125)	(36,855)

Cash Flows from Financing Activities:
Net Repayments of Short-Term Credit Facilities	(31,500)	(5,500)
Payments for Issuance of Long-Term Debt	(11)	(14)

Net Cash Used in Financing Activities	(31,511)	(5,514)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,870)	61
Cash and Cash Equivalents at Beginning of Period	2,678	3,504

Cash and Cash Equivalents at End of Period	$808	$3,565

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2013	December 31, 2012
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$1,693,041	$1,658,790
Accumulated Depreciation	(378,765)	(373,199)

Property, Plant and Equipment - Net	1,314,276	1,285,591

Investments:
Available-for-Sale Securities	7,874	7,520
Restricted Investments	2,130	1,268

Total Investments	10,004	8,788

Current Assets:
Cash and Cash Equivalents	808	2,678
Accounts Receivable	104,624	49,071
Accounts Receivable - Related Parties	1,360	961
Unbilled Revenues	37,439	35,351
Provision for Uncollectibles	(5,134)	(3,985)
Natural Gas in Storage, average cost	5,028	13,896
Materials and Supplies, average cost	1,562	1,560
Prepaid Taxes	—	17,046
Derivatives - Energy Related Assets	4,346	464
Other Prepayments and Current Assets	3,110	3,343

Total Current Assets	153,143	120,385

Regulatory and Other Noncurrent Assets:
Regulatory Assets	335,089	352,656
Unamortized Debt Issuance Costs	6,542	6,663
Long-Term Receivables	9,415	9,336
Derivatives - Energy Related Assets	276	302
Other	2,929	2,738

Total Regulatory and Other Noncurrent Assets	354,251	371,695

Total Assets	$1,831,674	$1,786,459

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	March 31, 2013	December 31, 2012
Capitalization and Liabilities
Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	201,050	201,050
Accumulated Other Comprehensive Loss	(13,552)	(13,285)
Retained Earnings	363,295	327,782

Total Common Equity	556,641	521,395

Long-Term Debt	425,000	425,000

Total Capitalization	981,641	946,395

Current Liabilities:
Notes Payable	70,600	102,100
Current Portion of Long-Term Debt	25,000	25,000
Accounts Payable - Commodity	24,904	14,926
Accounts Payable - Other	30,533	25,498
Accounts Payable - Related Parties	5,127	5,872
Derivatives - Energy Related Liabilities	410	2,615
Deferred Income Taxes - Net	4,770	10,432
Customer Deposits and Credit Balances	15,678	17,450
Environmental Remediation Costs	21,932	19,203
Taxes Accrued	7,697	1,674
Pension Benefits	1,236	1,236
Interest Accrued	4,999	6,277
Other Current Liabilities	4,577	6,492

Total Current Liabilities	217,463	238,775

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	73,598	56,517
Deferred Income Taxes - Net	335,117	310,357
Environmental Remediation Costs	86,081	88,207
Asset Retirement Obligations	39,258	38,892
Pension and Other Postretirement Benefits	81,944	89,193
Investment Tax Credits	553	618
Derivatives - Energy Related Liabilities	7	80
Derivatives - Other	6,885	7,761
Other	9,127	9,664

Total Regulatory and Other Noncurrent Liabilities	632,570	601,289

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,831,674	$1,786,459

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE ENTITY - South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of South Jersey Gas Company (SJG), a regulated natural gas utility. SJG distributes natural gas in the seven southern most counties of New Jersey. In our opinion, the condensed financial statements reflect all normal and recurring adjustments needed to fairly present our financial position and operating results at the dates and for the periods presented. SJG’s business is subject to seasonal fluctuations and accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. As permitted by the rules and regulations of the Securities and Exchange Commission, the accompanying condensed financial statements contain certain condensed financial information and exclude certain note disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These condensed financial statements should be read in conjunction with SJG’s 2012 Form 10-K for a more complete discussion of our accounting policies and certain other information.

REVENUE AND THROUGHPUT - BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). SJG also collects a throughput-based energy tax from customers in the form of a Transitional Energy Facility Assessment (TEFA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both revenues and cost of sales, and totaled $2.2 million and $2.5 million for the three months ended March 31, 2013 and 2012, respectively. The TEFA is subject to a planned phase-out which decreases the assessment in increments of 25% in 2012 and 2013 and is eliminated after December 31 2013.

NEW ACCOUNTING PRONOUNCEMENTS — Other than as described below, no new accounting pronouncement issued or effective during 2012 and 2013 had, or is expected to have, a material impact on the condensed financial statements.

In January 2012, the FASB issued Accounting Standards Update (ASU) 2011-11, Enhanced Disclosure Requirements Concerning Offsetting of Financial Assets and Financial Liabilities. This ASU amends ASC 210-20 to add disclosure requirements in respect of the offsetting of financial assets and financial liabilities. In February 2013, the FASB issued ASU 2013-01 Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which amends and clarifies the scope of the balance sheet offsetting disclosures required through ASU 2011-11. The new guidance is effective for fiscal years beginning on or after January 1, 2013. The adoption of this guidance modified the disclosures around derivative instruments, but did not have an impact on the Company's financial statement results.

In February 2013, in response to ASU 2011-12 discussed above, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU expands the disclosure requirements in ASC 220 and requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective lines in net income. The ASU requires an entity to present information about significant items reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented, or as a separate disclosure in the notes to the financial statements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance modified the disclosures around accumulated other comprehensive income, but did not have an impact on the Company's financial statement results.

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

See Note 2 to the Financial Statements in Item 8 of SJG Annual Report on Form 10-K as of December 31, 2012 for the related accounting policy.

The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at March 31, 2013, and the assumptions used to estimate the fair value of the awards:

Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Jan. 2011 - TSR	7,372	$50.940	27.5%	1.01%
Jan. 2012 - TSR	3,868	$51.230	22.5%	0.43%
Jan. 2012 - EPS	3,868	$56.930	n/a	n/a
Jan. 2013 - TSR	4,662	$44.380	21.1%	0.40%
Jan. 2013 - EPS	4,662	$51.180	n/a	n/a

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

The cost for restricted stock awards during 2013 and 2012 is approximately $0.1 million per quarter.

As of March 31, 2013, there was $0.7 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes information regarding restricted stock award activity during the three months ended March 31, 2013, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2013	15,108	$52.548

Granted	9,324	$47.780

Nonvested Shares Outstanding, March 31, 2013	24,432	$50.728

During the three months ended March 31, 2013, SJG awarded 12,901 shares that had vested at December 31, 2012, to its officers and other key employees at a market value of $0.6 million. During the three month ended March 31, 2012, SJG awarded 7,098 shares at a market value of $0.4 million. SJG has a policy of making cash payments to SJI to satisfy its obligations under this plan. Cash payments to SJI during each of the three months ended March 31, 2013 and 2012 were approximately $0.4 million relating to stock awards. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

3.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). In January 2013, the BPU approved an extension of the current Energy Efficiency Program (“EEP I”) to June 30, 2013 and approved additional investments of up to $2.5 million.

Also in January 2013, SJG credited the accounts of our periodic BGSS customers with refunds totaling $9.4 million due to gas costs that were lower than projected.

In July 2012, SJG filed a petition to implement a five-year, $250.0 million Accelerated Infrastructure Replacement Program (“AIRP”). The Company proposed spending an incremental $50.0 million per year on the accelerated replacement of its cast iron and bare steel main and service infrastructure and was seeking a return on program investments as it had under prior Capital Investment Recovery Tracker ("CIRT") programs. SJG's CIRT III program expired on December 31, 2012. In February 2013, the parties executed a Stipulation agreeing to $35.3 million per year of incremental capital spending for four years, totaling $141.2 million under the AIRP. The BPU approved the Stipulation in February 2013.

In March 2013, SJG filed a joint petition with New Jersey Natural Gas requesting modifications to, and the continuation of, the Conservation Incentive Plan (“CIP”) program effective October 1, 2013.

There have been no other significant regulatory actions or changes to SJG's rate structure since December 31, 2012. See Note 3 to the Financial Statements in Item 8 of SJG's Form 10-K as of December 31, 2012.

4.	REGULATORY ASSETS AND LIABILITIES:

There have been no significant changes to the nature of SJG’s regulatory assets and liabilities since December 31, 2012, which are described in Notes 3 and 4 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2012.

Regulatory Assets consisted of the following items (in thousands):

	March 31, 2013	December 31, 2012
Environmental Remediation Costs:
Expended - Net	$32,784	$37,892
Liability for Future Expenditures	108,013	107,410
Deferred Asset Retirement Obligation Costs	30,390	30,199
Deferred Pension and Other Postretirement Benefit Costs	95,897	95,897
Conservation Incentive Program Receivable	18,629	31,686
Societal Benefit Costs Receivable	12,900	12,801
Premium for Early Retirement of Debt	1,035	1,075
Deferred Interest Rate Contracts (Note 11)	6,885	7,761
Energy Efficiency Tracker	12,556	12,306
Pipeline Supplier Service Charges	8,355	8,771
Other Regulatory Assets	7,645	6,858

Total Regulatory Assets	$335,089	$352,656

CONSERVATION INCENTIVE PROGRAM (CIP) RECEIVABLE – The decrease in this receivable is primarily the result of colder weather experienced in the region during the 2012- 2013 winter season compared with the prior winter season. The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer.

Regulatory Liabilities consisted of the following items (in thousands):

	March 31, 2013	December 31, 2012
Excess Plant Removal Costs	$43,567	$45,593
Deferred Revenues-Net	27,533	10,924
Other Regulatory Liabilities	2,498	—

Total Regulatory Liabilities	$73,598	$56,517

DEFERED REVENUES - NET - Over/under collections of gas costs are monitored through SJG's BGSS mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The BGSS increased from a $10.9 million regulatory liability at December 31, 2012 to a $27.5 million regulatory liability at March 31, 2013 primarily due to the gas costs recovered from customers exceeding the actual cost of the commodity. SJG typically over collects during the winter season when throughput is high and under collects during the summer season when throughput is low.

5.	RELATED PARTY TRANSACTIONS:

There have been no significant changes in the nature of SJG’s related party transactions since December 31, 2012. See Note 5 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2012 for a detailed description of such transactions.

A summary of related party transactions, excluding pass-through items, included in Operating Revenues were as follows, (in thousands):

	Three Months Ended March 31,
	2013	2012
Operating Revenues/Affiliates:
SJRG	$387	$183
Other	322	102
Total Operating Revenue/Affiliates	$709	$285

Related party transactions, excluding pass-through items, included in Operating Expenses were as follows, (in thousands):

	Three Months Ended March 31,
	2013	2012
Costs of Sales/Affiliates (Excluding depreciation):
SJRG	$911	$1,495
Energy-Related Derivative Losses *
SJRG	$1,457	$4,967

* Contracts used to hedge natural gas purchases. Included in Cost of Sales on the Condensed Statement of Income.

Operations Expense/Affiliates
SJI	$2,922	$2,677
SJIS	1,555	1,338
Millennium	674	787
Other	(128)	(136)
Total Operations Expense/Affiliates	$5,023	$4,666

6.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of both March 31, 2013 and December 31, 2012, the escrowed proceeds, including interest earned, totaled $0.1 million. SJG established a margin account with SJRG in conjunction with SJG's risk management activities as detailed in Note 11. The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with SJRG changes. As of March 31, 2013 and December 31, 2012, the balance held with SJRG totaled $2.0 million and $1.1 million, respectively. The carrying amounts of the Restricted Investments approximate their fair value at March 31, 2013 and December 31, 2012, which would be included in Level 1 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities).

LONG-TERM RECEIVABLES – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $14.0 million and $13.6 million as of March 31, 2013 and December 31, 2012, respectively.  The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the condensed balance sheets.  The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.4 million and $1.3 million as of March 31, 2013 and December 31, 2012, respectively.  The annual amortization to interest is not material to SJG’s financial statements.  The carrying amounts of these receivables approximate their fair value at March 31, 2013 and December 31, 2012, which would be included in Level 2 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities).

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJG's financial instruments approximate their fair values at March 31, 2013 and December 31, 2012, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJG at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy. See Note 10 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJG's long-term debt, including current maturities, as of March 31, 2013 and December 31, 2012, were $492.9 million and $502.0 million, respectively.  The carrying amount of SJG's long-term debt, including current maturities, as of both March 31, 2013 and December 31, 2012, was $450.0 million.

7.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of March 31, 2013 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper Program/ Revolving Credit Facility	$200,000	$67,000	$133,000	May 2015
Uncommitted Bank Lines	10,000	3,600	6,400	August 2013

Total	$210,000	$70,600	$139,400

The SJG facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of March 31, 2013.

SJG manages a commercial paper program under which SJG may issue short-term, unsecured promissory notes to qualified investors up to a maximum aggregate amount outstanding at any time of $200.0 million.  The notes  have fixed maturities which vary by note, but may not exceed 270 days from the date of issue. Proceeds from the notes are used for general corporate purposes.  SJG uses the commercial paper program in tandem with the $200.0 million revolving credit facility and does not expect the principal amount of borrowings outstanding under the commercial paper program and the credit facility at any time to exceed an aggregate of $200.0 million.

Average borrowings outstanding under these credit facilities during the three months ended March 31, 2013 and 2012 were $86.2 million and $139.5 million, respectively.  The maximum amount outstanding under these credit facilities during the three months ended March 31, 2013 and 2012 were $103.0 million and $152.8 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our business’ future liquidity needs. Borrowings under these credit facilities are at market rates.  The weighted average interest rate on these borrowings, which changes daily, was 0.44% and 0.46% at March 31, 2013 and 2012, respectively.

8.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three months ended  March 31, 2013 and 2012, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended March 31,
	2013	2012
Service Cost	$1,047	$898
Interest Cost	1,772	1,813
Expected Return on Plan Assets	(2,271)	(2,085)
Amortizations:
Prior Service Cost	48	47
Actuarial Loss	1,649	1,326
Net Periodic Benefit Cost	2,245	1,999
Capitalized Benefit Costs	(1,167)	(980)
Total Net Periodic Benefit Expense	$1,078	$1,019

	Other Postretirement Benefits
	Three Months Ended March 31,
	2013	2012
Service Cost	$238	$223
Interest Cost	535	583
Expected Return on Plan Assets	(449)	(424)
Amortizations:
Prior Service Credits	(54)	(54)
Actuarial Loss	351	289
Net Periodic Benefit Cost	621	617
Capitalized Benefit Costs	(322)	(302)
Total Net Periodic Benefit Expense	$299	$315

Capitalized benefit costs reflected in the table above relate to our construction program.

SJG contributed $9.1 million and $19.8 million to the pension plans in January 2013 and 2012, respectively. No additional contributions are expected to be made to the pension plans during 2013. Payments related to the unfunded Supplemental Executive Retirement Plan (SERP) are expected to approximate $1.2 million in 2013. We also have a regulatory obligation to contribute approximately $3.6 million annually to the other postretirement benefit plans’ trusts, less direct costs incurred.

See Note 11 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2012 for additional information related to SJG’s pension and other postretirement benefits.

9.	COMMITMENTS AND CONTINGENCIES:

STANDBY LETTER OF CREDIT -    SJG provided a $25.2 million letter of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system.

ENVIRONMENTAL REMEDIATION COSTS - SJG incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. There have been no significant changes to the status of SJG’s environmental remediation efforts since December 31, 2012, as described in Note 12 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2012.

GAS SUPPLY RELATED CONTRACTS - In the normal course of conducting business, we have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest date at which any of the primary terms of these contracts expire is October 2013. The transportation and storage agreements entered into between us and each of our interstate pipeline service providers were done so in accordance with their respective FERC approved tariff. Our cumulative obligation for gas supply related demand charges and reservation fees paid for these services averages approximately $4.3 million per month and is recovered on a current basis through the BGSS.

PENDING LITIGATION - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.6 million and $0.5 million related to all claims in the aggregate, as of March 31, 2013 and December 31, 2012, respectively.. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

COLLECTIVE BARGAINING AGREEMENTS - Unionized personnel represent approximately 62% of our workforce at March 31, 2013. The Company has collective bargaining agreements with two unions who represent these employees. The International Brotherhood of Electrical Workers (IBEW) operated under a collective bargaining agreement that was set to expire February 28, 2013; however a new collective bargaining agreement was agreed to and commenced on March 1, 2013 and runs through February 28, 2017, The International Association of Machinists and Aerospace Workers (IAM) operates under a collective bargaining agreement that runs expires in August 2014.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of March 31, 2013
	Total	Level 1	Level 2	Level 3
Assets -
Available-for-Sale Securities (A)	$7,874	$7,874	$—	$—
Derivatives – Energy Related Assets (B)	4,622	4,610	12	—
	$12,496	$12,484	$12	$—

Liabilities -

Derivatives – Energy Related Liabilities (B)	$417	$416	$1	$—
Derivatives – Other (C)	6,885	—	6,885	—
	$7,302	$416	$6,886	$—

As of December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$7,520	$769	$6,751	$—
Derivatives - Energy Related Assets (B)	766	447	319	—
	$8,286	$1,216	$7,070	$—

Liabilities

Derivatives - Energy Related Liabilities (B)	$2,695	$2,694	$1	$—
Derivatives - Other (C)	7,761	—	7,761	—
	$10,456	$2,694	$7,762	$—

(A)  Available-for-Sale Securities include securities that are traded in active markets and securities that are not traded publicly.  The securities traded in active markets are valued using the quoted principal market close prices that are provided by the trustees and are categorized in Level 1 in the fair value hierarchy.  The remaining securities consisted of funds that are not publicly traded.  These funds, which consisted of stocks and bonds that are traded individually in active markets, are valued using quoted prices for similar assets and are categorized in Level 2 in the fair value hierarchy.

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

SJG is involved in buying, selling, transporting and storing natural gas and is subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company, through its affiliate South Jersey Resources Group (SJRG), uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, futures contracts, swap agreements and options contracts. As of March 31, 2013, SJG had outstanding derivative contracts intended to limit the exposure to market risk on 11.3 MMdts of expected future purchases of natural gas. These contracts, which do not qualify for the normal purchase and sale exemption and have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives —Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed balance sheets. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed balance sheets. As of March 31, 2013 and December 31, 2012, SJG had $4.2 million of unrealized gains and $1.9 million of unrealized losses, respectively, included in its BGSS related to open financial contracts.

The Company has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives-Other on the condensed balance sheets. The fair value represents the amount SJG would have to pay the counterparty to terminate these contracts as of those dates. There have been no significant changes to the Company’s active interest rate swaps since December 31, 2012 which are described in Note 1 to the Financial Statements in Item 8 of SJG’s Annual Report on Form 10-K as of December 31, 2012. Subject to BPU approval, the market value upon termination of these interest rate derivatives can be recovered in rates and therefore these unrealized losses have been included in Regulatory Assets on the condensed balance sheets.

We previously used derivative transactions known as “Treasury Locks” to hedge against the impact on our cash flows of possible interest rate increases on debt issued in September 2005.  The initial $1.4 million cost of the Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the 30 year life of the associated debt issue.  As of both March 31, 2013 and December 31, 2012, the unamortized balance was approximately $1.1 million.

The fair values of all derivative instruments, as reflected in the condensed balance sheets as of March 31, 2013 and December 31, 2012, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	March 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$4,346	$(410)	$464	$(2,615)

Derivatives – Energy Related – Non-Current	276	(7)	302	(80)

Interest rate contracts:

Derivatives – Other	—	(6,885)	—	(7,761)

Total derivatives not designated as hedging instruments under GAAP	$4,622	$(7,302)	$766	$(10,456)

For derivative instruments disclosed in the table above, information as to the presentation on the condensed balance sheets is as follows (in thousands):

As of March 31, 2013
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$4,622	$—	$4,622	$(417)	(A)	$—	$4,205
Derivatives - Energy Related Liabilities	(417)	—	(417)	417	(B)	—	—
Derivatives - Other	(6,885)	—	(6,885)	—		—	(6,885)

As of December 31, 2012
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$766	$—	$766	$(447)	(A)	$—	$319
Derivatives - Energy Related Liabilities	(2,695)	—	(2,695)	447	(B)	1,136	(1,112)
Derivatives - Other	(7,761)	—	(7,761)	—		—	(7,761)

(A) The balances at March 31, 2013 and December 31, 2012 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at March 31, 2013 and December 31, 2012 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed statements of income for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships Interest Rate Contracts:	2013	2012
Losses reclassified from accumulated OCL into income (a)	$(12)	$(12)
(a) Included in Interest Charges

Net realized losses associated with SJG’s energy-related financial commodity contracts of $1.5 million and $5.0 million for the three months ended March 31, 2013 and 2012, respectively, are not included in the above table.  These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

12.	LONG-TERM DEBT:

In 2011, SJG received approval from the BPU to issue up to $200.0 million in long-term debt under its MTN program by September 30, 2014. As of March 31, 2013, $80.0 million was available under this program.

In February 2012, SJG called its $35.0 million, 7.70% MTN due April 2027 at par, plus a 2.0% premium. The early redemption occurred concurrently with the issuance in April 2012 of $35.0 million, 3.74% Series D MTN due April 2032.

We retire debt when it is cost effective as permitted by the debt agreements.  Our long-term debt agreements contain no financial covenants.

The Company did not issue or retire any long-term debt during the three months ended March 31, 2013.

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in Accumulated Other Comprehensive Loss (AOCL) for the three months ended March 31, 2013 are as follows (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance at January 1, 2013 (a)	$(12,958)	$(621)	$294	$(13,285)
Other comprehensive income before reclassifications	—	—	215	215
Amounts reclassified from AOCL (b)	—	7	(489)	(482)
Net current period other comprehensive income (loss)	—	7	(274)	(267)
Balance at March 31, 2013 (a)	$(12,958)	$(614)	$20	$(13,552)

(a) Determined using a combined statutory tax rate of 41%.
(b) See table below.

The reclassifications out of AOCL and into earnings during the three months ended March 31, 2013 is as follows (in thousands):

Components of AOCL	Amounts Reclassified from AOCL	Affected Line Item in the Condensed Statements of Income
	Three Months Ended March 31, 2013
Unrealized Loss on Derivatives-Other - Interest Rate Contracts designated as cash flow hedges	$12	Interest Charges
Unrealized Gain on Available-for-Sale Securities	(827)	Other Income & Expense
	(815)	Income Before Income Taxes
Income Taxes (a)	333	Income Taxes (a)
Gains from reclassifications for the period net of tax	$(482)

(a) Determined using a combined statutory tax rate of 41%.

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

OVERVIEW:

Organization - We are an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. We also sell natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transport natural gas purchased directly from producers or suppliers to their customers. We served 359,449 customers at March 31, 2013 compared with 353,756 customers at March 31, 2012.

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

A discussion of these and other risks and uncertainties may be found in SJG’s Form 10-K for the year ended December 31, 2012 and in other filings made by us with the Securities and Exchange Commission. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Quarterly Report on Form 10-Q, or in any document incorporated by reference, at the date of such document. While SJG believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJG undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies - Estimates and Assumptions - Management must make estimates and assumptions that affect the amounts reported in the condensed financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our condensed financial statements require a significant amount of judgment and estimation.
These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement benefit costs, and revenue recognition. A discussion of these estimates and assumptions may be found in SJG’s Form 10-K for the year ended December 31, 2012.

New Accounting Pronouncements -    See detailed discussions concerning New Accounting Pronouncements and their impact on SJG in Note 1 to the condensed financial statements.

Regulatory Actions – Other than the changes discussed in Note 3 to the condensed financial statements, there have been no significant regulatory actions since December 31, 2012. See detailed discussions concerning Regulatory Actions in Note 3 to the Financial Statements in item 8 of SJG’s Form 10-K for the year ended December 31, 2012.

Environmental Remediation –There have been no significant changes to the status of SJG’s environmental remediation efforts since December 31, 2012. See detailed discussion concerning Environmental Remediation in Note 12 to the Financial Statements in Item 8 of SJG’s Form 10-K for the year ended December 31, 2012.

Competition - See detailed discussion concerning competition in SJG’s Form 10-K for the year ended December 31, 2012.

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The number of customers purchasing their natural gas from marketers was 45,921 and 35,357 at March 31, 2013 and 2012, respectively.

RESULTS OF OPERATIONS:

The following table summarizes the composition of selected gas utility data for the three months ended March 31, (in thousands, except for degree day data):

	Three Months Ended March 31,
	2013	2012
Utility Throughput – dt:
Firm Sales -
Residential	11,070	8,595
Commercial	2,516	1,979
Industrial	154	126
Cogeneration & Electric Generation	145	76
Firm Transportation -
Residential	1,628	966
Commercial	2,986	2,245
Industrial	3,567	3,430
Cogeneration & Electric Generation	2,082	2,162

Total Firm Throughput	24,148	19,579

Interruptible Transportation	434	424
Off-System	1,713	4,471
Capacity Release	13,815	16,967

Total Throughput - Utility	40,110	41,441

	Three Months Ended March 31,
	2013	2012
Utility Operating Revenues:
Firm Sales -
Residential	$108,124	$113,629
Commercial	23,635	22,062
Industrial	1,628	1,253
Cogeneration & Electric Generation	783	403
Firm Transportation -
Residential	9,289	5,923
Commercial	11,331	9,113
Industrial	5,944	5,420
Cogeneration & Electric Generation	2,234	2,001

Total Firm Revenues	162,968	159,804

Interruptible Sales	—	8
Interruptible Transportation	540	478
Off-System	6,682	15,829
Capacity Release	3,687	3,059
Other	221	258

Total Utility Operating Revenues	174,098	179,436

Less:
Cost of Sales	77,602	86,499
Conservation Recoveries*	5,324	3,302
RAC Recoveries*	2,178	1,912
EET Recoveries*	996	712
Revenue and Throughput Taxes	2,244	2,491
Utility Margin	$85,754	$84,520

Margin:
Residential	$59,512	$46,893
Commercial and Industrial	21,279	17,588
Cogeneration and Electric Generation	1,230	964
Interruptible	24	31
Off-system & Capacity Release	685	900
Other Revenues	266	257
Margin Before Weather Normalization & Decoupling	82,996	66,633
CIRT Mechanism	742	767
CIP Mechanism	1,891	17,021
EET Mechanism	125	99
Utility Margin	$85,754	$84,520

Degree Days:	2,457	1,930

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.

Throughput – Total gas throughput decreased 1.3 MMdts, or 3.2%, for the three months ended March 31, 2013, compared with the same period in 2012.  This decrease was realized primarily in the Capacity Release and OSS markets which decreased 3.2 MMdts and 2.8 MMdts, respectively, during the three months ended March 31, 2013, as compared with the same period in 2012. Due to colder weather experienced in the region during the first quarter of 2013, SJG experienced an increased demand by its firm customers, thereby creating fewer opportunities for both Capacity Release and Off-System sales outside of SJG's territory during the winter months. Firm throughput increased 4.6 MMdts, or 23.3%, during the three months ended March 31, 2013, compared to the same period in 2012.  This is most apparent in the heat sensitive residential and commercial markets whose total throughput increased 4.4 MMdts, or 32.0%, as a result of weather that was 27.3% colder for the three months ended March 31, 2013, as compared with the same period last year. Also contributing to higher firm throughput was customer growth.  The Company added 5,693 customers over the twelve month period ended March 31, 2013, which represents a growth rate of 1.6%.

 Operating Revenues – Revenues decreased $5.3 million, or 3.0%, during the three months ended March 31, 2013, compared with the same period in the prior year. Lower Off-System Sales (OSS) volume resulted in a $9.1 million, or 57.8%, reduction in OSS revenues during the three months ended March 31, 2013, compared with the same period last year. As reflected in the Margin table above, the impact of changes in OSS and capacity release activity do not have a material impact on the earnings of SJG, as SJG is required to share 85% of the profits of such activity with the ratepayers. Total firm revenue increased $3.2 million, or 2.0%, during the first quarter of 2013 versus the same period in 2012. As stated under "Throughput," colder weather increased firm sales volume significantly compared with prior year; however, associated firm revenue only increased slightly. This is the result of lower gas costs being passed through to those customers, as SJG reduced its BGSS rate by 18% in October 2012. In addition, SJG gave a refund of $9.4 million to its periodic BGSS customers in January 2013, which further reduced revenue. While changes in gas costs and BGSS recoveries/refunds may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed below under the caption “Margin.”

Conservation Incentive Program (CIP) - The effects of the CIP on our net income and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended March 31,
	2013	2012
Net Income Benefit:
CIP – Weather Related	$(0.5)	$6.5
CIP – Usage Related	1.6	3.6
Total Net Income Benefit	$1.1	$10.1

Weather Compared to 20-Year Average	Average	21.4% Warmer
Weather Compared to Prior Year	27.3% Colder	22.7% Warmer

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

Total margin increased $1.2 million, or 1.5%, for the three months ended March 31, 2013, compared with the same period in 2012, primarily due to customer additions.  SJG added 5,693 customers over the 12-month period ended March 31, 2013, representing growth of 1.6% over the prior year and a corresponding increase in margin.

The CIP protected $1.9 million of pre-tax margin in the first quarter of 2013 that would have been lost due to lower customer usage, compared with $17.0 million in the same period last year.

Operating Expenses - A summary of changes in operating expenses (in thousands):

Three Months Ended March 31, 2013 vs. 2012
Operations	$3,487
Maintenance	230
Depreciation	1,068
Energy and Other Taxes	(166)

Operations  – Operations expense increased $3.5 million for the three month period ended March 31, 2013, as compared with the same period in 2012.  The increase is primarily due to the following:

•
Expense related to changes in SJG's reserve for uncollectible customer accounts increased $1.1 million for the three month period ended March 31, 2013, as compared to the same period in 2012. Changes in the uncollectible reserve are the result of fluctuations in levels of customer account receivable balances from period to period.

•
Spending under the New Jersey Clean Energy Program and Energy Efficiency Programs increased $2.3 million for the three month period ended March 31, 2013, as compared to 2012.  Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period.

Maintenance -   Changes in maintenance expense for the three month period ended March 31, 2013, compared with the same period in 2012, were not significant.

Depreciation - Depreciation expense increased $1.1 million during the three month period ended March 31, 2013, compared with the same period in 2012, due mainly to our continuing investment in utility plant.

Energy and Other Taxes - Energy and Other Taxes decreased $0.2 million during the three month period ended March 31, 2013, compared with the same period in 2012, primarily due to a 25% decrease in the Company's primary energy tax, the Transitional Energy Facilities Assessment, effective January 1, 2013. This was partially offset by higher taxable firm throughput in 2013 resulting from significantly colder weather during 2013.  Additional weather information can be found above under the caption “Conservation Incentive Program (CIP).”

Other Income and Expense - Changes in other income and expense for the three month period ended March 31, 2013, compared with the same period in 2012, were not significant.

Interest Charges –  Interest Charges decreased $1.2 million during the three month period ended March 31, 2013, compared with the same period in 2012 due to the positive impact of retiring $35.0 million of SJG's higher priced long-term debt during 2012 and higher capitalization of interest costs on construction.

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities.  Net cash provided by operating activities totaled $55.8 million and $42.4 million in the first three months of 2013 and 2012, respectively.  Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Net cash provided by operations was positively impacted by higher collections under regulatory clauses during the first quarter of 2013 that were under-recovered as a result of warmer-than-normal weather in 2012. Lower pension contributions also improved cash flows for the first quarter of 2013. The Company contributed $ 9.1 million and $19.8 million to its pension plan in January 2013 and 2012, respectively.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital purchases was $25.7 million and $37.0 million during the first three months of 2013 and 2012, respectively.   We estimate the net cash outflows for construction projects for fiscal years 2013, 2014 and 2015 to be approximately $175.6 million, $155.2 million and $91.3 million, respectively.  For capital expenditures, including those under the CIRT, SJG will use short-term borrowings to finance capital expenditures as incurred.  From time to time, the Company will refinance the short-term debt incurred to support capital expenditures with long-term debt.

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

Credit facilities and available liquidity as of March 31, 2013 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper/Revolving Credit Facilities	$200,000	$67,000	$133,000	May 2015
Uncommitted Bank Lines	10,000	3,600	6,400	August 2013

Total	$210,000	$70,600	$139,400

The SJG facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1, measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of March 31, 2013.

SJG manages a commercial paper program under which SJG may issue short-term, unsecured promissory notes to qualified investors up to a maximum aggregate amount outstanding at any time of $200.0 million.  The notes will have fixed maturities which will vary by note, but may not exceed 270 days from the date of issue. Proceeds from the notes will be used for general corporate purposes.  SJG intends to use the commercial paper program in tandem with its $200.0 million revolving credit facility and does not expect the principal amount of borrowings outstanding under the commercial paper program and the credit facility at any time to exceed an aggregate of $200.0 million.

Average borrowings outstanding under the commercial paper program/revolving credit facility during the three months ended March 31, 2013 and 2012 were $86.2 million and $139.5 million, respectively.  The maximum amount outstanding under these credit facilities during the three months ended March 31, 2013 and 2012 were $103 million and $152.8 million, respectively.

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
In December 2011, SJG received approval from the BPU to issue up to $200.0 million in long-term debt under its MTN program by September 30, 2014. At the end of the first quarter 2013, there was $80.0 million available to be issued under this program.

SJG’s capital structure was as follows:

	As of March 31, 2013	As of December 31, 2012
Common Equity	52%	49%
Long-Term Debt	42	42
Short-Term Debt	6	9

Total	100%	100%

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for capital expenditures for the first three months of 2013 amounted to $25.7 million. Management estimates net cash outflows for construction projects for 2013, 2014 and 2015, to be approximately $175.6 million, $155.2 million and $91.3 million, respectively.  Costs for remediation projects, net of insurance reimbursements, for the first three months of 2013 amounted to net cash inflows of $2.9 million.  Total cash outflows for remediation projects are expected to be $17.8 million, $25.7 million and $19.9 million for 2013, 2014, and 2015, respectively.  As discussed in Notes 4 and 12 to the Financial Statements in Item 8 of SJG’s 10-K as of December 31, 2012, environmental remediation costs are subject to recovery from ratepayers.

SJG provided a $25.2 million letter of credit under a separate facility, outside of the revolving credit facility to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG's natural gas distribution system.

SJG has certain commitments for interstate pipeline capacity, storage services, Liquefied Natural Gas (LNG) and LNG transportation services, which carry demand type charges for which it pays fees regardless of usage. Those commitments as of March 31, 2013, average $51.5 million annually and total $242.9 million over the contracts’ lives.  Approximately 38% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the BGSS.

Contractual Cash Obligations –   Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2012.  Commodity supply purchase obligations increased by $27.8 million during the first three months of 2013, due to additional agreements made to extend several services.

Off-Balance Sheet Arrangements - We have no off-balance sheet arrangements.

Pending Litigation - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.6 million and $0.5 million related to all claims in the aggregate, as of March 31, 2013 and December 31, 2012, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

Ratio of Earnings to Fixed Charges - Our ratio of earnings to fixed charges for each of the periods indicated is as follows:

Three Months Ended March 31,	Year Ended December 31,
2013	2012	2011	2010	2009	2008
5.4x	5.5x	5.3x	5.1x	4.9x	4.4x

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

We transact commodities on a physical basis and typically do not enter into financial derivative positions directly. South Jersey Resources Group, LLC (SJRG), an affiliate by common ownership, manages our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts through SJRG to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. It is management’s policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. The majority of our contracts are typically less than 12-months long. The fair value and maturity of these energy trading and hedging contracts determined using mark-to-market accounting as of March 31, 2013 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$4,334	$276	$4,610

Prices Provided by Other External Sources (Basis)	12	—	12

Total	$4,346	$276	$4,622

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$409	$7	$416

Prices Provided by Other External Sources (Basis)	1	—	1

Total	$410	$7	$417

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location.  Contracted volumes of our NYMEX contracts are 11.3 MMdt with a weighted-average settlement price of $3.75 per dt.  Contracted volumes of our Basis contracts are 0.1 MMdt with a weighted average settlement price of $0.16 per dt.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2013	$(1,929)
Contracts Settled During the Three Months ended March 31, 2013, Net	1,100
Other Changes in Fair Value from Continuing and New Contracts, Net	5,034
Net Derivatives — Energy Related Liability, March 31, 2013	$4,205

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at March 31, 2013, was $70.6 million and averaged $86.2 million during the first three months of 2013. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $0.5 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2012 - 1 b.p. decrease; 2011 - 14 b.p. decrease; 2010 – 5 b.p. increase; 2009 – 29 b.p. decrease; and 2008 - 317 b.p. decrease.  As of March 31, 2013, our average interest rate on variable-rate debt was 0.44%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of March 31, 2013, the interest costs on all of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative.  Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of March 31, 2013, SJG’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its president (principal executive officer) and treasurer (principal financial officer), evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013. Based on that evaluation, SJG’s president and treasurer concluded that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 26.

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed in Part I, Item 1A of SJG’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

101
The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three months ended March 31, 2013, filed with the Securities and Exchange Commission on May 3, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Balance Sheets and (v) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
(Registrant)

Dated:	May 3, 2013	By:	/s/ Jeffrey E. DuBois
Jeffrey E. DuBois
President
(Principal Executive Officer)

Dated:	May 3, 2013	By:	/s/ Stephen H. Clark
Stephen H. Clark
Senior Vice President - Finance, Regulatory Affairs and Treasurer
(Principal Financial Officer)

Dated:	May 3, 2013	By:	/s/ Thomas S. Kavanaugh
Thomas S. Kavanaugh
Controller