Form 10-Q
period 2013-06-30
SOUTH JERSEY GAS Co
filed 2013-08-08
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

As of August 1, 2013 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2013	2012
Operating Revenues	$66,536	$59,177

Operating Expenses:
Cost of Sales (Excluding depreciation)	26,108	20,407
Operations	19,468	18,577
Maintenance	3,365	3,371
Depreciation	8,249	7,878
Energy and Other Taxes	1,277	1,479

Total Operating Expenses	58,467	51,712

Operating Income	8,069	7,465

Other Income and Expense	810	1,430

Interest Charges	(2,789)	(3,771)

Income Before Income Taxes	6,090	5,124

Income Taxes	(2,269)	(1,887)

Net Income	$3,821	$3,237

The accompanying notes are an integral part of the unaudited condensed financial statements.

	Six Months Ended
	June 30,
	2013	2012
Operating Revenues	$240,634	$238,613

Operating Expenses:
Cost of Sales (Excluding depreciation)	103,710	106,906
Operations	43,519	39,141
Maintenance	6,787	6,563
Depreciation	16,474	15,035
Energy and Other Taxes	4,280	4,648

Total Operating Expenses	174,770	172,293

Operating Income	65,864	66,320

Other Income and Expense	2,260	2,779

Interest Charges	(5,750)	(7,960)

Income Before Income Taxes	62,374	61,139

Income Taxes	(23,040)	(22,864)

Net Income	$39,334	$38,275

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2013	2012
Net Income	$3,821	$3,237

Other Comprehensive Loss - Net of Tax: *

Unrealized Loss on Available-for-Sale Securities	(23)	(136)
Unrealized Gain on Derivatives - Other	7	7

Other Comprehensive Loss - Net of Tax *	(16)	(129)

Comprehensive Income	$3,805	$3,108

	Six Months Ended
	June 30,
	2013	2012
Net Income	$39,334	$38,275

Other Comprehensive (Loss) Gain - Net of Tax: *

Unrealized (Loss) Gain on Available-for-Sale Securities	(297)	215
Unrealized Gain on Derivatives - Other	14	14

Other Comprehensive (Loss) Gain - Net of Tax *	(283)	229

Comprehensive Income	$39,051	$38,504

* Determined using a combined statutory tax rate of 41% .

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2013	2012
Net Cash Provided by Operating Activities	$84,960	$47,184

Cash Flows from Investing Activities:
Capital Expenditures	(76,138)	(77,548)
Net (Purchase) Sale of Restricted Investments in Margin Accounts	(1,060)	458
Investment in Long-Term Receivables	(3,256)	(2,871)
Proceeds from Long-Term Receivables	3,433	3,781

Net Cash Used in Investing Activities	(77,021)	(76,180)

Cash Flows from Financing Activities:
Net (Repayment of) Borrowing from Short-Term Credit Facilities	(9,100)	26,900
Proceeds from Issuance of Long-Term Debt	—	35,000
Principal Repayments of Long-Term Debt	—	(35,000)
Premium for Early Retirement of Debt	—	(700)
Payments for Issuance of Long-Term Debt	(5)	(341)

Net Cash (Used in) Provided by Financing Activities	(9,105)	25,859

Net Decrease in Cash and Cash Equivalents	(1,166)	(3,137)
Cash and Cash Equivalents at Beginning of Period	2,678	3,504

Cash and Cash Equivalents at End of Period	$1,512	$367

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2013	December 31, 2012
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$1,735,375	$1,658,790
Accumulated Depreciation	(384,762)	(373,199)

Property, Plant and Equipment - Net	1,350,613	1,285,591

Investments:
Available-for-Sale Securities	7,841	7,520
Restricted Investments	2,328	1,268

Total Investments	10,169	8,788

Current Assets:
Cash and Cash Equivalents	1,512	2,678
Accounts Receivable	81,276	49,071
Accounts Receivable - Related Parties	1,163	961
Unbilled Revenues	9,555	35,351
Provision for Uncollectibles	(5,318)	(3,985)
Natural Gas in Storage, average cost	17,063	13,896
Materials and Supplies, average cost	1,616	1,560
Prepaid Taxes	16,664	17,046
Derivatives - Energy Related Assets	787	464
Other Prepayments and Current Assets	4,498	3,343

Total Current Assets	128,816	120,385

Regulatory and Other Noncurrent Assets:
Regulatory Assets	326,406	352,656
Unamortized Debt Issuance Costs	6,400	6,663
Long-Term Receivables	9,283	9,336
Derivatives - Energy Related Assets	58	302
Other	2,900	2,738

Total Regulatory and Other Noncurrent Assets	345,047	371,695

Total Assets	$1,834,645	$1,786,459

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	June 30, 2013	December 31, 2012
Capitalization and Liabilities
Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	201,050	201,050
Accumulated Other Comprehensive Loss	(13,568)	(13,285)
Retained Earnings	367,116	327,782

Total Common Equity	560,446	521,395

Long-Term Debt	425,000	425,000

Total Capitalization	985,446	946,395

Current Liabilities:
Notes Payable	93,000	102,100
Current Portion of Long-Term Debt	25,000	25,000
Accounts Payable - Commodity	12,604	14,926
Accounts Payable - Other	25,843	25,498
Accounts Payable - Related Parties	8,230	5,872
Derivatives - Energy Related Liabilities	1,621	2,615
Deferred Income Taxes - Net	2,401	10,432
Customer Deposits and Credit Balances	16,817	17,450
Environmental Remediation Costs	24,326	19,203
Taxes Accrued	1,455	1,674
Pension Benefits	1,236	1,236
Interest Accrued	7,321	6,277
Other Current Liabilities	4,917	6,492

Total Current Liabilities	224,771	238,775

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	60,615	56,517
Deferred Income Taxes - Net	339,487	310,357
Environmental Remediation Costs	85,822	88,207
Asset Retirement Obligations	39,566	38,892
Pension and Other Postretirement Benefits	84,281	89,193
Investment Tax Credits	489	618
Derivatives - Energy Related Liabilities	251	80
Derivatives - Other	5,164	7,761
Other	8,753	9,664

Total Regulatory and Other Noncurrent Liabilities	624,428	601,289

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,834,645	$1,786,459

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

REVENUE AND THROUGHPUT - BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). SJG also collects a throughput-based energy tax from customers in the form of a Transitional Energy Facility Assessment (TEFA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both revenues and cost of sales, and totaled $0.7 million and $0.9 million for the three months ended June 30, 2013 and 2012, and $2.9 million and $3.4 million for the six months ended June 30, 2013 and 2012, respectively. The TEFA is subject to a planned phase-out which decreases the assessment in increments of 25% in 2012 and 2013 and is eliminated after December 31 2013.

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

See Note 2 to the Financial Statements in Item 8 of SJG Annual Report on Form 10-K as of December 31, 2012 for the related accounting policy.

The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at June 30, 2013, and the assumptions used to estimate the fair value of the awards:

Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Jan. 2011 - TSR	7,213	$50.940	27.5%	1.01%
Jan. 2012 - TSR	3,692	$51.230	22.5%	0.43%
Jan. 2012 - EPS	3,692	$56.930	n/a	n/a
Jan. 2013 - TSR	4,339	$44.380	21.1%	0.40%
Jan. 2013 - EPS	4,339	$51.180	n/a	n/a

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

As of June 30, 2013, there was $0.6 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes information regarding restricted stock award activity during the six months ended June 30, 2013, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2013	15,108	$52.548

Granted	9,324	$47.780

Canceled / Forfeited	(1,157)	$50.135

Nonvested Shares Outstanding, June 30, 2013	23,275	$50.758

During the six months ended June 30, 2013, SJI awarded 12,901 shares that had vested at December 31, 2012, to SJG's officers and other key employees at a market value of $0.6 million. During the six month ended June 30, 2012, SJI awarded 7,098 shares at a market value of $0.4 million to SJG's officers and other key employees. SJG has a policy of making cash payments to SJI to satisfy its obligations under this plan. Cash payments to SJI during each of the six months ended June 30, 2013 and 2012 were approximately $0.4 million relating to stock awards. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

3.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). In January 2013, the BPU approved an extension of the Company's Energy Efficiency Program (“EEP”) to June 30, 2013 and approved additional investments of up to $2.5 million. In June 2013, the BPU approved a further extension of SJG's EEP through June 2015 and authorized incremental investments totaling $24.0 million . The costs and returns associated with the EEP program investments will continue to be recovered through the Company's Energy Efficiency Tracker (“EET”).

Also in June 2013, SJG filed its annual EET petition requesting additional revenues to recover the costs of, and its allowed return on, prior investments associated with the EEP programs. This petition is currently pending.

In January 2013, SJG credited the accounts of our periodic Basic Gas Supply Service (BGSS) customers with refunds totaling $9.4 million due to gas costs that were lower than projected.

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

In March 2013, SJG filed a joint petition with another utility requesting modifications to, and the continuation of, the Conservation Incentive Plan (“CIP”) program effective October 1, 2013. This petition is currently pending.

In May 2013, SJG made its annual BGSS and CIP filing requesting a $17.9 million decrease in annual revenues. This petition is currently pending.
In October 2012, SJG filed a petition requesting a $13.2 million increase in annual revenues by rolling $110.6 million of CIRT I, II and III investments into base rates. In May 2013, SJG filed a supplemental petition requesting to roll an additional $6.9 million of CIRT III investments into base rates, for a total annual revenue increase of $15.5 million related to $117.5 million of CIRT investments made since our last base rate case in 2010. This petition is currently pending.

In June 2013, SJG filed a petition requesting deferral of incremental operating and maintenance expenses incurred due to Superstorm Sandy. These costs totaled $0.7 million and are expected to be recovered in SJG's next base rate case. This petition is currently pending.

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

Regulatory Assets consisted of the following items (in thousands):

	June 30, 2013	December 31, 2012
Environmental Remediation Costs:
Expended - Net	$30,387	$37,892
Liability for Future Expenditures	110,148	107,410
Deferred Asset Retirement Obligation Costs	30,594	30,199
Deferred Pension and Other Postretirement Benefit Costs	95,897	95,897
Conservation Incentive Program Receivable	11,824	31,686
Societal Benefit Costs Receivable	12,502	12,801
Premium for Early Retirement of Debt	997	1,075
Deferred Interest Rate Contracts (Note 11)	5,164	7,761
Energy Efficiency Tracker	11,949	12,306
Pipeline Supplier Service Charges	7,938	8,771
Other Regulatory Assets	9,006	6,858

Total Regulatory Assets	$326,406	$352,656

CONSERVATION INCENTIVE PROGRAM (CIP) RECEIVABLE – The decrease in this receivable is primarily the result of colder weather experienced in the region during the 2012- 2013 winter season compared with the prior winter season. The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer.

Regulatory Liabilities consisted of the following items (in thousands):

	June 30, 2013	December 31, 2012
Excess Plant Removal Costs	$42,673	$45,593
Deferred Revenues-Net	14,693	10,924
Other Regulatory Liabilities	3,249	—

Total Regulatory Liabilities	$60,615	$56,517

DEFERED REVENUES - NET - Over/under collections of gas costs are monitored through SJG's BGSS mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The BGSS increased from a $10.9 million regulatory liability at December 31, 2012 to a $14.7 million regulatory liability at June 30, 2013 primarily due to the gas costs recovered from customers exceeding the actual cost of the commodity. SJG typically over collects during the winter season when throughput is high and under collects during the summer season when throughput is low.

5.	RELATED PARTY TRANSACTIONS:

There have been no significant changes in the nature of SJG’s related party transactions since December 31, 2012. See Note 5 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2012 for a detailed description of such transactions.

A summary of related party transactions, excluding pass-through items, included in Operating Revenues were as follows, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating Revenues/Affiliates:
SJRG	$463	$89	$850	$272
Other	317	85	639	187
Total Operating Revenue/Affiliates	$780	$174	$1,489	$459

Related party transactions, excluding pass-through items, included in Operating Expenses were as follows, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Costs of Sales/Affiliates (Excluding depreciation):
SJRG	$4,758	$4,267	$5,669	$5,762
Energy-Related Derivative (Gains) / Losses *
SJRG	$(1,278)	$5,688	$179	$10,655

* Contracts used to hedge natural gas purchases. Included in Cost of Sales on the Condensed Statement of Income.

Operations Expense/Affiliates
SJI	$2,954	$2,486	$5,876	$5,163
SJIS	1,379	1,255	2,934	2,593
Millennium	675	796	1,349	1,583
Other	(105)	(142)	(233)	(278)
Total Operations Expense/Affiliates	$4,903	$4,395	$9,926	$9,061

6.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of both June 30, 2013 and December 31, 2012, the escrowed proceeds, including interest earned, totaled $0.1 million. SJG established a margin account with SJRG in conjunction with SJG's risk management activities as detailed in Note 11. The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with SJRG changes. As of June 30, 2013 and December 31, 2012, the balance held with SJRG totaled $1.9 million and $1.1 million, respectively. During March 2013, SJG established a margin account with a counterparty in conjunction with SJG's risk management activities as detailed in Note 11. The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with this counterparty changes. As of June 30, 2013 the balance held with this counterparty totaled $0.3 million. The carrying amounts of the Restricted Investments approximate their fair value at June 30, 2013 and December 31, 2012, which would be included in Level 1 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities).

LONG-TERM RECEIVABLES – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $13.8 million and $13.6 million as of June 30, 2013 and December 31, 2012, respectively.  The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the condensed balance sheets.  The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.3 million as of both June 30, 2013 and December 31, 2012.  The annual amortization to interest is not material to SJG’s financial statements.  The carrying amounts of these receivables approximate their fair value at June 30, 2013 and December 31, 2012, which would be included in Level 2 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities).

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJG's financial instruments approximate their fair values at June 30, 2013 and December 31, 2012, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJG at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy. See Note 10 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJG's long-term debt, including current maturities, as of June 30, 2013 and December 31, 2012, were $472.2 million and $502.0 million, respectively.  The carrying amount of SJG's long-term debt, including current maturities, as of both June 30, 2013 and December 31, 2012, was $450.0 million.

7.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of June 30, 2013 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper Program/ Revolving Credit Facility	$200,000	$93,000	$107,000	May 2015
Uncommitted Bank Lines (A)	10,000	—	10,000	August 2013

Total	$210,000	$93,000	$117,000

(A) SJG anticipates renewing the remaining line of credit during the third quarter 2013.

The SJG facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of June 30, 2013.

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

Average borrowings outstanding under these credit facilities during the six months ended June 30, 2013 and 2012 were $81.0 million and $137.1 million, respectively.  The maximum amount outstanding under these credit facilities during the six months ended June 30, 2013 and 2012 were $103.0 million and $155.2 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our business’ future liquidity needs. Borrowings under these credit facilities are at market rates.  The weighted average interest rate on these borrowings, which changes daily, was 0.36% and 0.48% at June 30, 2013 and 2012, respectively.

8.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and six months ended  June 30, 2013 and 2012, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service Cost	$1,033	$848	$2,080	$1,746
Interest Cost	1,851	1,893	3,623	3,706
Expected Return on Plan Assets	(2,302)	(1,897)	(4,573)	(3,983)
Amortizations:
Prior Service Cost	48	49	96	97
Actuarial Loss	1,807	1,612	3,456	2,938
Net Periodic Benefit Cost	2,437	2,505	4,682	4,504
Capitalized Benefit Costs	(1,268)	(1,228)	(2,435)	(2,207)
Total Net Periodic Benefit Expense	$1,169	$1,277	$2,247	$2,297

	Other Postretirement Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service Cost	$187	$173	$425	$396
Interest Cost	482	563	1,017	1,146
Expected Return on Plan Assets	(437)	(380)	(886)	(804)
Amortizations:
Prior Service Credits	(52)	(54)	(106)	(109)
Actuarial Loss	297	370	648	659
Net Periodic Benefit Cost	477	672	1,098	1,288
Capitalized Benefit Costs	(249)	(329)	(571)	(631)
Total Net Periodic Benefit Expense	$228	$343	$527	$657

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

PENDING LITIGATION - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.6 million and $0.5 million related to all claims in the aggregate, as of June 30, 2013 and December 31, 2012, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

COLLECTIVE BARGAINING AGREEMENTS - Unionized personnel represent approximately 60% of our workforce at June 30, 2013. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (IBEW) operates under a collective bargaining agreement that runs through February 28, 2017, and the International Association of Machinists and Aerospace Workers (IAM) operates under a collective bargaining agreement that expires in August 2014.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of June 30, 2013
	Total	Level 1	Level 2	Level 3
Assets -
Available-for-Sale Securities (A)	$7,841	$7,841	$—	$—
Derivatives – Energy Related Assets (B)	845	818	—	27
	$8,686	$8,659	$—	$27

Liabilities -

Derivatives – Energy Related Liabilities (B)	$1,872	$1,570	$32	$270
Derivatives – Other (C)	5,164	—	5,164	—
	$7,036	$1,570	$5,196	$270

As of December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$7,520	$769	$6,751	$—
Derivatives - Energy Related Assets (B)	766	447	319	—
	$8,286	$1,216	$7,070	$—

Liabilities

Derivatives - Energy Related Liabilities (B)	$2,695	$2,694	$1	$—
Derivatives - Other (C)	7,761	—	7,761	—
	$10,456	$2,694	$7,762	$—

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

(B)  Derivatives – Energy Related Assets and Liabilities are traded in both exchange-based and non-exchange-based markets. Exchange-based contracts are valued using unadjusted quoted market sources in active markets and are categorized in Level 1 in the fair value hierarchy. Certain non-exchange-based contracts are valued using indicative price quotations available through brokers or over-the-counter, on-line exchanges and are categorized in Level 2. These price quotations reflect the average of the bid-ask mid-point prices and are obtained from sources that management believes provide the most liquid market. Management reviews and corroborates the price quotations to ensure the prices are observable which includes consideration of actual transaction volumes, market delivery points, bid-ask spreads and contract duration. In instances where observable data is unavailable, management considers the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks such as liquidity, volatility and contract duration. Such instruments are categorized in Level 3 as the model inputs generally are not observable. Level 3 valuation methods for natural gas derivative contracts include utilizing another location in close proximity adjusted for certain pipeline charges to derive a basis value.

Significant Unobservable Inputs - Management uses the discounted cash flow model to value Level 3 physical forwards, which calculates mark-to-market valuations based on forward prices, original transaction prices, volumes, risk-free rate of return and credit spreads. Inputs to the valuation model are reviewed and revised as needed, based on historical information, updated market data, market liquidity and relationships, and changes in third party pricing sources. The significant unobservable inputs used in the fair value measurement of certain natural gas contracts are forward prices developed based on industry standard methodologies. Significant increases (decreases) in these forward prices for purchases of natural gas would result in a directionally similar impact to the fair value measurement and for sales of natural gas would result in a directionally opposite impact to the fair value measurement. The validity of the mark-to-market valuations and changes in mark-to-market valuations from period to period are examined and qualified against historical expectations by the risk management function. If any discrepancies are identified during this process, the mark-to-market valuations or the market pricing information is evaluated further and adjusted, if necessary.

(C)  Derivatives – Other, include interest rate swaps that are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model.  Market inputs can generally be verified and model selection does not involve significant management judgment.

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

Type	Fair Value at June 30, 2013		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$27	$270	Discounted Cash Flow	Forward price (per dt)	$(0.60) - $(0.19) [$(0.38)]

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three and six months ended June 30, 2013, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Balance at beginning of period	$—	$—
Total losses unrealized in Regulatory Liabilities (see note 4)	(243)	(243)
Settlements	—	—
	(243)	(243)
Balance at June 30	$(243)	$(243)

11.	DERIVATIVE INSTRUMENTS:

SJG is involved in buying, selling, transporting and storing natural gas and is subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company, through its affiliate South Jersey Resources Group (SJRG), uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, futures contracts, swap agreements and options contracts. As of June 30, 2013, SJG had outstanding derivative contracts intended to limit the exposure to market risk on 8.9 MMdts of expected future purchases of natural gas. These contracts, which do not qualify for the normal purchase and sale exemption and have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives —Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed balance sheets. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed balance sheets. As of June 30, 2013 and December 31, 2012, SJG had $1.0 million and $1.9 million of unrealized losses, respectively, included in its BGSS related to open financial contracts.

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

We previously used derivative transactions known as “Treasury Locks” to hedge against the impact on our cash flows of possible interest rate increases on debt issued in September 2005.  The initial $1.4 million cost of the Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the 30 year life of the associated debt issue.  As of June 30, 2013 and December 31, 2012, the unamortized balance was approximately $1.0 million and $1.1 million, respectively.

The fair values of all derivative instruments, as reflected in the condensed balance sheets as of June 30, 2013 and December 31, 2012, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	June 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$787	$1,621	$464	$2,615

Derivatives – Energy Related – Non-Current	58	251	302	80

Interest rate contracts:

Derivatives – Other	—	5,164	—	7,761

Total derivatives not designated as hedging instruments under GAAP	$845	$7,036	$766	$10,456

For derivative instruments disclosed in the table above, information as to the presentation on the condensed balance sheets is as follows (in thousands):

As of June 30, 2013
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$845	$—	$845	$(845)	(A)	$—	$—
Derivatives - Energy Related Liabilities	(1,872)	—	(1,872)	845	(B)	781	(246)
Derivatives - Other	(5,164)	—	(5,164)	—		—	(5,164)

As of December 31, 2012
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$766	$—	$766	$(447)	(A)	$—	$319
Derivatives - Energy Related Liabilities	(2,695)	—	(2,695)	447	(B)	1,136	(1,112)
Derivatives - Other	(7,761)	—	(7,761)	—		—	(7,761)

(A) The balances at June 30, 2013 and December 31, 2012 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at June 30, 2013 and December 31, 2012 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed statements of income for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2013	2012	2013	2012
Interest Rate Contracts:
Losses reclassified from accumulated OCL into income (a)	$(12)	$(12)	$(24)	$(24)
(a) Included in Interest Charges

Net realized gain of $1.3 million and loss of $5.7 million associated with SJG's energy related financial commodity contracts for the three months ended June 30, 2013 and 2012 and losses of $0.2 million and $10.7 million for the six months ended June 30, 2013 and 2012, respectively, are not included in the above table.  These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

12.	LONG-TERM DEBT:

In 2011, SJG received approval from the BPU to issue up to $200.0 million in long-term debt under its Medium Term Note (MTN) program by September 30, 2014. As of June 30, 2013, $80.0 million was available under this program.

In February 2012, SJG called its $35.0 million, 7.70% MTN due April 2027 at par, plus a 2.0% premium. The early redemption occurred concurrently with the issuance in April 2012 of $35.0 million, 3.74% Series D MTN due April 2032.

We retire debt when it is cost effective as permitted by the debt agreements.  Our long-term debt agreements contain no financial covenants.

The Company did not issue or retire any long-term debt during the six months ended June 30, 2013.

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in Accumulated Other Comprehensive Loss (AOCL) for the three and six months ended June 30, 2013 are as follows (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance at April 1, 2013 (a)	$(12,958)	$(614)	$20	$(13,552)
Other comprehensive income before reclassifications	—	—	(23)	(23)
Amounts reclassified from AOCL (b)	—	7	—	7
Net current period other comprehensive income (loss)	—	7	(23)	(16)
Balance at June 30, 2013 (a)	$(12,958)	$(607)	$(3)	$(13,568)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance at January 1, 2013 (a)	$(12,958)	$(621)	$294	$(13,285)
Other comprehensive income before reclassifications	—	—	192	192
Amounts reclassified from AOCL (b)	—	14	(489)	(475)
Net current period other comprehensive income (loss)	—	14	(297)	(283)
Balance at June 30, 2013 (a)	$(12,958)	$(607)	$(3)	$(13,568)

(a) Determined using a combined statutory tax rate of 41%.
(b) See table below.

The reclassifications out of AOCL and into earnings during the three and six months ended June 30, 2013 is as follows (in thousands):

Components of AOCL	Amounts Reclassified from AOCL (in thousands)		Affected Line Item in the Condensed Statements of Income
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Unrealized Loss on Derivatives-Other - Interest Rate Contracts designated as cash flow hedges	$12	$24	Interest Charges
Unrealized Gain on Available-for-Sale Securities	(1)	(828)	Other Income & Expense
	11	(804)	Loss (Income) Before Income Taxes
Income Taxes (a)	(4)	329	Income Taxes (a)
Losses (Gains) from reclassifications for the period net of tax	$7	$(475)

(a) Determined using a combined statutory tax rate of 41%.

14.    SUBSEQUENT EVENT:

In July 2013, SJG redeemed at par $10.5 million of 4.46% MTN's issued in July 2003.

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

OVERVIEW:

Organization - We are an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. We also sell natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transport natural gas purchased directly from producers or suppliers to their customers. We served 359,478 customers at June 30, 2013 compared with 354,305 customers at June 30, 2012.

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

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The number of customers purchasing their natural gas from marketers was 47,350 and 38,174 at June 30, 2013 and 2012, respectively.

RESULTS OF OPERATIONS:

The following table summarizes the composition of selected gas utility data for the three and six months ended June 30, (in thousands, except for degree day data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Utility Throughput – dt:
Firm Sales -
Residential	2,805	2,294	13,875	10,889
Commercial	671	638	3,187	2,617
Industrial	29	36	183	162
Cogeneration & Electric Generation	420	418	565	494
Firm Transportation -
Residential	447	274	2,075	1,240
Commercial	1,078	920	4,064	3,165
Industrial	3,161	3,064	6,728	6,494
Cogeneration & Electric Generation	1,692	1,903	3,774	4,065

Total Firm Throughput	10,303	9,547	34,451	29,126

Interruptible Sales	14	2	14	2
Interruptible Transportation	305	317	739	741
Off-System	1,454	1,080	3,167	5,551
Capacity Release	7,146	17,019	20,961	33,986

Total Throughput - Utility	19,222	27,965	59,332	69,406

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Utility Operating Revenues:
Firm Sales -
Residential	$33,798	$33,024	$141,922	$146,653
Commercial	7,767	7,229	31,402	29,291
Industrial	529	381	2,157	1,634
Cogeneration & Electric Generation	2,380	1,525	3,163	1,928
Firm Transportation -
Residential	3,075	2,158	12,364	8,081
Commercial	4,031	3,936	15,362	13,049
Industrial	5,374	5,188	11,318	10,608
Cogeneration & Electric Generation	1,371	1,241	3,605	3,242

Total Firm Revenues	58,325	54,682	221,293	214,486

Interruptible Sales	339	42	339	50
Interruptible Transportation	375	338	915	816
Off-System	6,573	3,054	13,255	18,883
Capacity Release	687	787	4,374	3,846
Other	237	274	458	532

Total Utility Operating Revenues	66,536	59,177	240,634	238,613

Less:
Cost of Sales (Excluding depreciation)	26,108	20,407	103,710	106,906
Conservation Recoveries*	2,748	1,540	8,072	4,842
RAC Recoveries*	2,177	1,911	4,355	3,823
EET Recoveries*	1,195	843	2,191	1,555
Revenue and Throughput Taxes	695	884	2,939	3,375
Utility Margin	$33,613	$33,592	$119,367	$118,112

Margin:
Residential	$21,624	$18,723	$81,136	$65,616
Commercial and Industrial	9,645	9,892	30,924	27,480
Cogeneration and Electric Generation	1,208	1,165	2,438	2,129
Interruptible	56	21	80	52
Off-system & Capacity Release	232	196	917	1,096
Other Revenues	499	515	765	772
Margin Before Weather Normalization & Decoupling	33,264	30,512	116,260	97,145
CIRT Mechanism	734	763	1,476	1,530
CIP Mechanism	(514)	2,212	1,377	19,233
EET Mechanism	129	105	254	204
Utility Margin	$33,613	$33,592	$119,367	$118,112

Degree Days:	495	367	2,952	2,297

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.

Throughput – Total gas throughput decreased 8.7 MMdts, or 31.3%, for the three months ended June 30, 2013, compared with the same period in 2012.  This decrease was realized primarily in Capacity Release activity which decreased 9.9 MMdts during the three months ended June 30, 2013, as compared with the same period in 2012. In 2013, SJG entered into a new asset management agreement with a third party that allocated a significant amount of capacity for a fixed fee. This transfer of capacity rights left less available for SJG's normal release activity. In addition, SJG was releasing capacity in smaller segments ("segmenting") in 2012 based on the demand in the market at that time. While segmenting has little impact on total revenue generated from such activity, it does increase the throughput significantly. Firm throughput increased 0.8 MMdts, or 7.9%, during the three months ended June 30, 2013, compared to the same period in 2012.  This is most apparent in the heat sensitive residential and commercial markets whose throughput increased as a result of weather that was 34.9% colder for the three months ended June 30, 2013, as compared with the same period last year. Also contributing to higher firm throughput was customer growth.  The Company added 5,173 customers over the twelve month period ended June 30, 2013, which represents a growth rate of 1.5%.

Total gas throughput decreased 10.1 MMdts, or 14.5%, for the six months ended June 30, 2013, compared with the same period in 2012. This decrease was realized primarily in the Capacity Release and OSS markets which decreased 13.0 MMdts and 2.4 MMdts, respectively, during the six months ended June 30, 2013, as compared with the same period in 2012. Due to colder weather experienced in the region during the first quarter of 2013, SJG experienced an increased demand by its firm customers, thereby creating fewer opportunities for both Capacity Release and Off-System sales outside of SJG's territory during the winter months. Also contributing to the decrease in Capacity Release throughput was the new asset management agreement and segmenting of capacity release in 2012, discussed above as part of the three month results. Firm throughput increased 5.3 MMdts, or 18.3%, during the six months ended June 30, 2013, compared to the same period in 2012. As previously stated, this is most apparent in the heat sensitive residential and commercial markets whose throughput increased as a result of weather that was 28.5% colder for the six months ended June 30, 2013, as compared with the same period last year. Also contributing to higher firm throughput was the 1.5% customer growth previously discussed.

 Operating Revenues – Revenues increased $7.4 million, or 12.4%, during the three months ended June 30, 2013, compared with the same period in the prior year. Total firm revenue increased $3.6 million, or 6.7%, during the second quarter of 2013 versus the same period in 2012. As stated under "Throughput," colder weather increased firm sales volume during the second quarter which led to higher firm revenue. This was partially offset by lower gas costs being passed through to those customers, as SJG reduced its BGSS rate by 18% in October 2012. While changes in gas costs and BGSS recoveries/refunds may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed below under the caption “Margin.” Higher Off-System Sales (OSS) volume, coupled with higher per unit sales prices, resulted in a $3.5 million increase in OSS revenues during the three months ended June 30, 2013, compared with the same period last year. As reflected in the Margin table above, the impact of changes in OSS and capacity release activity do not have a material impact on the earnings of SJG, as SJG is required to share 85% of the profits of such activity with the ratepayers.

Revenues increased $2.0 million, or 0.8%, during the six months ended June 30, 2013, compared with the same period in the prior year. Total firm revenue increased $6.8 million, or 3.2%, during the six months ended June 30, 2013 versus the same period in 2012. As stated under "Throughput," colder weather increased firm sales volume significantly compared with prior year; however, associated firm revenue did not increase proportionately. This is the result of lower gas costs being passed through to those customers, as SJG reduced its BGSS rate by 18% in October 2012. In addition, SJG gave a refund of $9.4 million to its periodic BGSS customers in January 2013, which further reduced revenue. As previously stated, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed below under the caption "Margin." Lower OSS volume resulted in a $5.6 million, or 29.8%, reduction in OSS revenues during the six months ended June 30, 2013, compared with the same period last year. As previously stated, the impact of changes in OSS and capacity release activity do not have a material impact on the earnings of SJG, as SJG is required to share 85% of the profits of such activity with the ratepayers.

Conservation Incentive Program (CIP) - The effects of the CIP on our net income and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income Benefit:
CIP – Weather Related	$—	$1.4	$(0.7)	$7.6
CIP – Usage Related	(0.3)	(0.1)	1.5	3.8
Total Net Income Benefit	$(0.3)	$1.3	$0.8	$11.4

Weather Compared to 20-Year Average	Average	31.1% Warmer	1.8% Colder	23.1% Warmer
Weather Compared to Prior Year	34.9% Colder	2.4% Warmer	28.5% Colder	20.0% Warmer

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

Total utility margin did not change significantly in the three months ended June 30, 2013 as compared with the same period in 2012.

Total margin increased $1.3 million, or 1.1%, for the six months ended June 30, 2013, compared with the same period in 2012, primarily due to customer additions.  SJG added 5,173 customers over the 12-month period ended June 30, 2013, representing growth of 1.5% over the prior year and a corresponding increase in margin.

As reflected in the margin table and the CIP table above, the CIP protected $1.4 million, or $0.8 million after taxes, in the first six months of 2013 that would have been lost due to lower customer usage, compared with $19.2 million, or $11.4 million after taxes, during the same period last year.

Operating Expenses - A summary of changes in operating expenses (in thousands):

	Three Months Ended June 30, 2013 vs. 2012	Six Months Ended June 30, 2013 vs. 2012
Operations	$891	$4,378
Maintenance	$(6)	$224
Depreciation	$371	$1,439
Energy and Other Taxes	$(202)	$(368)

Operations  – Operations expense increased $0.9 million and $4.4 million for the three and six month periods ended June 30, 2013, as compared with the same periods in 2012, respectively.  The increase is primarily due to the following:

•
Spending under the New Jersey Clean Energy Program and Energy Efficiency Programs increased $1.6 million and $3.9 million for the three and six month periods ended June 30, 2013, as compared to 2012, respectively.  Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period.

•
Expense related to changes in SJG's reserve for uncollectible customer accounts (decreased) increased ($0.3) million and $0.7 million for the three and six month periods ended June 30, 2013, as compared to the same periods in 2012, respectively. Changes in the uncollectible reserve are the result of fluctuations in levels of customer account receivable balances from period to period.

Maintenance -   Changes in maintenance expense for the three and six month periods ended June 30, 2013, compared with the same periods in 2012, were not significant.

Depreciation - Depreciation expense increased $0.4 million and $1.4 million during the three and six month periods ended June 30, 2013, compared with the same periods in 2012, respectively, due mainly to our continuing investment in utility plant.

Energy and Other Taxes - Energy and Other Taxes decreased $0.2 million and $0.4 million during the three and six month periods ended June 30, 2013, compared with the same periods in 2012, respectively, primarily due to a 25% decrease in the Company's primary energy tax, the Transitional Energy Facilities Assessment, effective January 1, 2013. This was partially offset by higher taxable firm throughput in 2013 resulting from significantly colder weather during 2013.  Additional weather information can be found above under the caption “Conservation Incentive Program (CIP).”

Other Income and Expense - Changes in other income and expense for the three and six month periods ended June 30, 2013, compared with the same periods in 2012, were not significant.

Interest Charges –  Interest Charges decreased $1.0 million and $2.2 million during the three and six month periods ended June 30, 2013, compared with the same periods in 2012, respectively, due to the positive impact of retiring $35.0 million of SJG's higher priced long-term debt during 2012 and higher capitalization of interest costs on construction.

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities.  Net cash provided by operating activities totaled $85.0 million and $47.2 million in the first six months of 2013 and 2012, respectively.  Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Net cash provided by operations was positively impacted by higher collections under regulatory clauses during the first six months of 2013 that were under-recovered as a result of warmer-than-normal weather in 2012. Lower pension contributions also improved cash flows for the first quarter of 2013 as discussed on Note 8 to the condensed financial statements.  The Company strives to keep its pension plans fully funded.  When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, the Company increases its contributions to supplant that funding shortfall.  While discount rates continued to decline, greater than expected asset performance during 2012 added significantly to improving the Company's funding status, which resulted in a decrease in the pension contribution during 2013.The Company contributed $ 9.1 million and $19.8 million to its pension plan in January 2013 and 2012, respectively.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital purchases was $76.1 million and $77.5 million during the first six months of 2013 and 2012, respectively.   We estimate the net cash outflows for construction projects for fiscal years 2013, 2014 and 2015 to be approximately $186.2 million, $214.8 million and $142.0 million, respectively.  For capital expenditures, including those under the CIRT and AIRP, SJG will use short-term borrowings to finance capital expenditures as incurred.  From time to time, the Company will refinance the short-term debt incurred to support capital expenditures with long-term debt.

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

Credit facilities and available liquidity as of June 30, 2013 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper/Revolving Credit Facilities	$200,000	$93,000	$107,000	May 2015
Uncommitted Bank Lines (A)	10,000	—	10,000	August 2013

Total	$210,000	$93,000	$117,000

(A) SJG anticipates renewing the remaining line of credit during the third quarter 2013.

The SJG facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1, measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of June 30, 2013.

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

Average borrowings outstanding under the commercial paper program/revolving credit facility during the six months ended June 30, 2013 and 2012 were $81.0 million and $137.1 million, respectively.  The maximum amount outstanding under these credit facilities during the six months ended June 30, 2013 and 2012 were $103.0 million and $155.2 million, respectively.

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
In December 2011, SJG received approval from the BPU to issue up to $200.0 million in long-term debt under its MTN program by September 30, 2014. At the end of the second quarter 2013, there was $80.0 million available to be issued under this program.

SJG’s capital structure was as follows:

	As of June 30, 2013	As of December 31, 2012
Common Equity	51%	49%
Long-Term Debt	41	42
Short-Term Debt	8	9

Total	100%	100%

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for capital expenditures for the first six months of 2013 amounted to $76.1 million. Management estimates net cash outflows for construction projects for 2013, 2014 and 2015, to be approximately $186.2 million, $214.8 million and $142.0 million, respectively.  Costs for remediation projects, net of insurance reimbursements, for the first six months of 2013 amounted to net cash inflows of $3.0 million.  Total cash outflows for remediation projects are expected to be $11.3 million, $24.5 million and $24.6 million for 2013, 2014, and 2015, respectively.  As discussed in Notes 4 and 12 to the Financial Statements in Item 8 of SJG’s 10-K as of December 31, 2012, environmental remediation costs are subject to recovery from ratepayers.

SJG provided a $25.2 million letter of credit under a separate facility, outside of the revolving credit facility to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG's natural gas distribution system.

SJG has certain commitments for interstate pipeline capacity, storage services, Liquefied Natural Gas (LNG) and LNG transportation services, which carry demand type charges for which it pays fees regardless of usage. Those commitments as of June 30, 2013, average $51.5 million annually and total $238.2 million over the contracts’ lives.  Approximately 39% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the BGSS.

Contractual Cash Obligations –   Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2012.  There were no significant changes to SJG's contractual cash obligations from December 31, 2012.

Off-Balance Sheet Arrangements - We have no off-balance sheet arrangements.

Pending Litigation - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.6 million and $0.5 million related to all claims in the aggregate, as of June 30, 2013 and December 31, 2012, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

Ratio of Earnings to Fixed Charges - Our ratio of earnings to fixed charges for each of the periods indicated is as follows:

Twelve Months Ended June 30,	Year Ended December 31,
2013	2012	2011	2010	2009	2008
5.2x	5.5x	5.3x	5.1x	4.9x	4.4x

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

We transact commodities on a physical and financial basis. South Jersey Resources Group, LLC (SJRG), an affiliate by common ownership, manages some of our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts through SJRG and another counterparty to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. It is management’s policy, to the extent practical, within predetermined risk management policy guidelines, to have limited unmatched positions on a deal or portfolio basis while conducting these activities. As a result of holding open positions to a minimal level, the economic impact of changes in value of a particular transaction is substantially offset by an opposite change in the related hedge transaction. The majority of our contracts are typically less than 12-months long. The fair value and maturity of these energy trading and hedging contracts determined using mark-to-market accounting as of June 30, 2013 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$760	$58	$818
Prices Provided by Other External Sources (Basis)	—	—	—
Prices based on internal models or other valuable methods	27	—	27

Total	$787	$58	$845

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$1,319	$251	$1,570
Prices Provided by Other External Sources (Basis)	32	$—	32
Prices based on internal models or other valuable methods	270	—	270

Total	$1,621	$251	$1,872

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location.  Contracted volumes of our NYMEX contracts are 8.9 MMdt with a weighted-average settlement price of $3.86 per dt.  Contracted volumes of our Basis contracts are 0.6 MMdt with a weighted average settlement price of $0.04 per dt.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2013	$(1,929)
Contracts Settled During the Six Months ended June 30, 2013, Net	1,796
Other Changes in Fair Value from Continuing and New Contracts, Net	(894)
Net Derivatives — Energy Related Liability, June 30, 2013	$(1,027)

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at June 30, 2013, was $93.0 million and averaged $81.0 million during the first six months of 2013. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $0.5 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2012 - 1 b.p. decrease; 2011 - 14 b.p. decrease; 2010 – 5 b.p. increase; 2009 – 29 b.p. decrease; and 2008 - 317 b.p. decrease.  As of June 30, 2013, our average interest rate on variable-rate debt was 0.36%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of June 30, 2013, the interest costs on all of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative.  Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of June 30, 2013, SJG’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its president (principal executive officer) and treasurer (principal financial officer), evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013. Based on that evaluation, SJG’s president and treasurer concluded that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 26.

Item 1A. Risk Factors

The following should be read in conjunction with the risk factors included in Part I, Item 1A of SJG’s Annual Report on Form 10-K for the year ended December 31, 2012.

Failures in the security of our computer systems through cyberattacks, hackers or other sources, could have a material adverse impact on our business and results of operations.  SJG uses computer systems and services that involve the storage of confidential information on our employees, customers and vendors. In addition, certain computer systems monitor and control our distribution process.  Experienced hackers may be able to develop and deploy viruses that exploit the security of our computer systems and thus obtain confidential information and/or disrupt significant business processes.  Unauthorized access to confidential information or disruptions to significant business processes could damage our reputation and negatively impact our results of operations and financial condition.

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

101
The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three months ended June 30, 2013, filed with the Securities and Exchange Commission on August 8, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Balance Sheets and (v) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
(Registrant)

Dated:	August 8, 2013	By:	/s/ Jeffrey E. DuBois
Jeffrey E. DuBois
President
(Principal Executive Officer)

Dated:	August 8, 2013	By:	/s/ Stephen H. Clark
Stephen H. Clark
Senior Vice President - Finance, Regulatory Affairs and Treasurer
(Principal Financial Officer)

Dated:	August 8, 2013	By:	/s/ Thomas S. Kavanaugh
Thomas S. Kavanaugh
Controller