Form 10-Q
period 2013-09-30
SOUTH JERSEY GAS Co
filed 2013-11-12
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

As of November 1, 2013 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	September 30,
	2013	2012
Operating Revenues	$59,674	$54,251

Operating Expenses:
Cost of Sales (Excluding depreciation)	24,717	21,053
Operations	18,613	17,536
Maintenance	3,353	3,570
Depreciation	8,654	7,975
Energy and Other Taxes	1,052	1,167

Total Operating Expenses	56,389	51,301

Operating Income	3,285	2,950

Other Income and Expense	764	1,703

Interest Charges	(2,629)	(3,872)

Income Before Income Taxes	1,420	781

Income Taxes	(471)	(258)

Net Income	$949	$523

The accompanying notes are an integral part of the unaudited condensed financial statements.

	Nine Months Ended
	September 30,
	2013	2012
Operating Revenues	$300,308	$292,864

Operating Expenses:
Cost of Sales (Excluding depreciation)	128,427	127,959
Operations	62,132	56,677
Maintenance	10,140	10,133
Depreciation	25,128	23,010
Energy and Other Taxes	5,332	5,815

Total Operating Expenses	231,159	223,594

Operating Income	69,149	69,270

Other Income and Expense	3,024	4,482

Interest Charges	(8,379)	(11,832)

Income Before Income Taxes	63,794	61,920

Income Taxes	(23,511)	(23,122)

Net Income	$40,283	$38,798

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	September 30,
	2013	2012
Net Income	$949	$523

Other Comprehensive Gain - Net of Tax: *

Unrealized Gain on Available-for-Sale Securities	221	205
Unrealized Gain on Derivatives - Other	7	7

Other Comprehensive Gain - Net of Tax *	228	212

Comprehensive Income	$1,177	$735

	Nine Months Ended
	September 30,
	2013	2012
Net Income	$40,283	$38,798

Other Comprehensive (Loss) Gain - Net of Tax: *

Unrealized (Loss) Gain on Available-for-Sale Securities	(76)	420
Unrealized Gain on Derivatives - Other	21	21

Other Comprehensive (Loss) Gain - Net of Tax *	(55)	441

Comprehensive Income	$40,228	$39,239

* Determined using a combined statutory tax rate of 41% .

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended
	September 30,
	2013	2012
Net Cash Provided by Operating Activities	$109,974	$51,006

Cash Flows from Investing Activities:
Capital Expenditures	(118,383)	(114,886)
Net (Purchase) Sale of Restricted Investments in Margin Accounts	(809)	641
Investment in Long-Term Receivables	(5,012)	(4,178)
Proceeds from Long-Term Receivables	5,376	5,217

Net Cash Used in Investing Activities	(118,828)	(113,206)

Cash Flows from Financing Activities:
Net Borrowing from Short-Term Credit Facilities	7,900	11,300
Proceeds from Issuance of Long-Term Debt	—	85,000
Principal Repayments of Long-Term Debt	(25,000)	(35,000)
Premium for Early Retirement of Debt	—	(700)
Payments for Issuance of Long-Term Debt	(30)	(936)
Additional Investment by Shareholder	25,000	—

Net Cash Provided by Financing Activities	7,870	59,664

Net Decrease in Cash and Cash Equivalents	(984)	(2,536)
Cash and Cash Equivalents at Beginning of Period	2,678	3,504

Cash and Cash Equivalents at End of Period	$1,694	$968

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2013	December 31, 2012
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$1,776,502	$1,658,790
Accumulated Depreciation	(388,511)	(373,199)

Property, Plant and Equipment - Net	1,387,991	1,285,591

Investments:
Available-for-Sale Securities	8,237	7,520
Restricted Investments	2,077	1,268

Total Investments	10,314	8,788

Current Assets:
Cash and Cash Equivalents	1,694	2,678
Accounts Receivable	50,137	49,071
Accounts Receivable - Related Parties	1,316	961
Unbilled Revenues	7,464	35,351
Provision for Uncollectibles	(5,618)	(3,985)
Natural Gas in Storage, average cost	27,753	13,896
Materials and Supplies, average cost	1,682	1,560
Deferred Income Taxes - Net	9,759	—
Prepaid Taxes	14,108	17,046
Derivatives - Energy Related Assets	239	464
Other Prepayments and Current Assets	4,644	3,343

Total Current Assets	113,178	120,385

Regulatory and Other Noncurrent Assets:
Regulatory Assets	326,727	352,656
Unamortized Debt Issuance Costs	6,282	6,663
Long-Term Receivables	9,458	9,336
Derivatives - Energy Related Assets	67	302
Other	3,170	2,738

Total Regulatory and Other Noncurrent Assets	345,704	371,695

Total Assets	$1,857,187	$1,786,459

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	September 30, 2013	December 31, 2012
Capitalization and Liabilities
Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	226,050	201,050
Accumulated Other Comprehensive Loss	(13,340)	(13,285)
Retained Earnings	368,065	327,782

Total Common Equity	586,623	521,395

Long-Term Debt	404,000	425,000

Total Capitalization	990,623	946,395

Current Liabilities:
Notes Payable	110,000	102,100
Current Portion of Long-Term Debt	21,000	25,000
Accounts Payable - Commodity	11,682	14,926
Accounts Payable - Other	31,279	25,498
Accounts Payable - Related Parties	5,506	5,872
Derivatives - Energy Related Liabilities	1,606	2,615
Deferred Income Taxes - Net	—	10,432
Customer Deposits and Credit Balances	20,482	17,450
Environmental Remediation Costs	25,662	19,203
Taxes Accrued	1,470	1,674
Pension Benefits	1,236	1,236
Interest Accrued	4,248	6,277
Other Current Liabilities	3,331	6,492

Total Current Liabilities	237,502	238,775

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	52,219	56,517
Deferred Income Taxes - Net	352,845	310,357
Environmental Remediation Costs	82,574	88,207
Asset Retirement Obligations	39,645	38,892
Pension and Other Postretirement Benefits	86,431	89,193
Investment Tax Credits	424	618
Derivatives - Energy Related Liabilities	179	80
Derivatives - Other	4,569	7,761
Other	10,176	9,664

Total Regulatory and Other Noncurrent Liabilities	629,062	601,289

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,857,187	$1,786,459

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

REVENUE AND THROUGHPUT - BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). SJG also collects a throughput-based energy tax from customers in the form of a Transitional Energy Facility Assessment (TEFA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both revenues and cost of sales, and totaled $0.5 million and $0.7 million for the three months ended September 30, 2013 and 2012, and $3.4 million and $4.0 million for the nine months ended September 30, 2013 and 2012, respectively. The TEFA is subject to a planned phase-out which decreased the assessment in increments of 25% in 2012 and 2013 and is eliminated after December 31, 2013.

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

In July 2013, the FASB issued ASU 2013-11, Balance Sheet Presentation of an Unrecognized Income Tax Benefit for a Net Operating Loss or Tax Credit Carryforward. This ASU provides that a liability related to an unrecognized tax benefit should be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Management does not anticipate that the adoption of this guidance will have an impact on the Company's financial statement results.

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

See Note 2 to the Financial Statements in Item 8 of SJG Annual Report on Form 10-K as of December 31, 2012 for the related accounting policy.

The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at September 30, 2013, and the assumptions used to estimate the fair value of the awards:

Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Jan. 2011 - TSR	7,116	$50.94	27.5%	1.01%
Jan. 2012 - TSR	3,533	$51.23	22.5%	0.43%
Jan. 2012 - EPS	3,533	$56.93	n/a	n/a
Jan. 2013 - TSR	4,001	$44.38	21.1%	0.40%
Jan. 2013 - EPS	4,001	$51.18	n/a	n/a

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

As of September 30, 2013, there was $0.5 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes information regarding restricted stock award activity during the nine months ended September 30, 2013, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2013	15,108	$52.55

Granted	9,324	$47.78

Canceled / Forfeited	(2,248)	$50.02

Nonvested Shares Outstanding, September 30, 2013	22,184	$50.80

During the nine months ended September 30, 2013, SJI awarded 12,901 shares that had vested at December 31, 2012, to SJG's officers and other key employees at a market value of $0.6 million. During the nine months ended September 30, 2012, SJI awarded 7,098 shares at a market value of $0.4 million to SJG's officers and other key employees. SJG has a policy of making cash payments to SJI to satisfy its obligations under this plan. Cash payments to SJI during each of the nine months ended September 30, 2013 and 2012 were approximately $0.4 million relating to stock awards. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

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

In July 2012, SJG filed a petition with the BPU to implement a five-year, $250.0 million Accelerated Infrastructure Replacement Program (“AIRP”). The Company proposed spending an incremental $50.0 million per year on the accelerated replacement of its cast iron and bare steel main and service infrastructure and was seeking a return on program investments as it had under prior Capital Investment Recovery Tracker ("CIRT") programs. SJG's CIRT III program expired on December 31, 2012. In February 2013, the parties executed a Stipulation agreeing to $35.3 million per year of incremental capital spending for four years, totaling $141.2 million under the AIRP. The BPU approved the Stipulation in February 2013.

In March 2013, SJG filed a joint petition with another utility requesting modifications to, and the continuation of, the Conservation Incentive Plan (“CIP”) program. This petition is currently pending.

In May 2013, SJG made its annual BGSS and CIP filing requesting a $17.9 million decrease in annual revenues. Provisional rates were approved by the BPU in September 2013 and effective October 1, 2013.
In June 2013, SJG filed a petition requesting deferral of incremental operating and maintenance expenses incurred due to Superstorm Sandy. These costs totaled $0.7 million and are expected to be recovered in SJG's next base rate case. This petition is currently pending.

In October 2012, SJG filed a petition requesting a $13.2 million increase in annual revenues by rolling $110.6 million of CIRT I, II and III investments into base rates. In May 2013, SJG filed a supplemental petition requesting to roll an additional $6.9 million of CIRT III investments into base rates, for a total annual revenue increase of $15.5 million related to $117.5 million of CIRT investments made since our last base rate case in 2010. The BPU approved the petition in September 2013 with rates effective October 1, 2013.

In September 2013, SJG filed a petition requesting a Storm Hardening and Reliability Program (SHARP), pursuant to which SJG is proposing to invest approximately $280 million over seven years to replace low pressure distribution mains and services with high pressure distribution mains and services in coastal areas that are susceptible to flooding during major storm events. This petition is currently pending.

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

Regulatory Assets consisted of the following items (in thousands):

	September 30, 2013	December 31, 2012
Environmental Remediation Costs:
Expended - Net	$30,189	$37,892
Liability for Future Expenditures	108,236	107,410
Deferred Asset Retirement Obligation Costs	30,607	30,199
Deferred Pension and Other Postretirement Benefit Costs	95,897	95,897
Conservation Incentive Program Receivable	12,573	31,686
Societal Benefit Costs Receivable	12,816	12,801
Premium for Early Retirement of Debt	976	1,075
Deferred Interest Rate Contracts (Note 11)	4,569	7,761
Energy Efficiency Tracker	12,263	12,306
Pipeline Supplier Service Charges	7,522	8,771
Other Regulatory Assets	11,079	6,858

Total Regulatory Assets	$326,727	$352,656

CONSERVATION INCENTIVE PROGRAM (CIP) RECEIVABLE – The decrease in this receivable is primarily the result of colder weather experienced in the region during the first half of 2013. The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer.

Regulatory Liabilities consisted of the following items (in thousands):

	September 30, 2013	December 31, 2012
Excess Plant Removal Costs	$41,128	$45,593
Deferred Revenues-Net	8,352	10,924
Other Regulatory Liabilities	2,739	—

Total Regulatory Liabilities	$52,219	$56,517

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

A summary of related party transactions, excluding pass-through items, included in Operating Revenues were as follows, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Revenues/Affiliates:
SJRG	$344	$211	$1,194	$483
Other	335	312	974	499
Total Operating Revenue/Affiliates	$679	$523	$2,168	$982

Related party transactions, excluding pass-through items, included in Operating Expenses were as follows, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Costs of Sales/Affiliates (Excluding depreciation):
SJRG	$5,436	$2,683	$11,105	$8,445
Energy-Related Derivative (Gains) / Losses *
SJRG	$389	$3,011	$568	$13,666

* Contracts used to hedge natural gas purchases. Included in Cost of Sales on the Condensed Statement of Income.

Operations Expense/Affiliates
SJI	$2,737	$2,237	$8,613	$7,400
SJIS	1,330	1,240	4,264	3,833
Millennium	665	796	2,014	2,379
Other	(103)	(99)	(336)	(377)
Total Operations Expense/Affiliates	$4,629	$4,174	$14,555	$13,235

6.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of both September 30, 2013 and December 31, 2012, the escrowed proceeds, including interest earned, totaled $0.1 million. SJG established a margin account with SJRG in conjunction with SJG's risk management activities as detailed in Note 11. The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with SJRG changes. As of September 30, 2013 and December 31, 2012, the balance held with SJRG totaled $0.9 million and $1.1 million, respectively. During March 2013, SJG established a margin account with a counterparty in conjunction with SJG's risk management activities as detailed in Note 11. The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with this counterparty changes. As of September 30, 2013 the balance held with this counterparty totaled $1.0 million. The carrying amounts of the Restricted Investments approximate their fair value at September 30, 2013 and December 31, 2012, which would be included in Level 1 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities).

LONG-TERM RECEIVABLES – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $14.0 million and $13.6 million as of September 30, 2013 and December 31, 2012, respectively.  The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the condensed balance sheets.  The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.3 million as of both September 30, 2013 and December 31, 2012.  The annual amortization to interest is not material to SJG’s financial statements.  The carrying amounts of these receivables approximate their fair value at September 30, 2013 and December 31, 2012, which would be included in Level 2 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities).

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJG's financial instruments approximate their fair values at September 30, 2013 and December 31, 2012, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJG at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy. See Note 10 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJG's long-term debt, including current maturities, as of September 30, 2013 and December 31, 2012, were $446.2 million and $502.0 million, respectively.  The carrying amount of SJG's long-term debt, including current maturities, as of September 30, 2013 and December 31, 2012 was $425.0 million and $450.0 million respectively.

7.	UNUSED LINES OF CREDIT:

Credit facilities and available liquidity as of September 30, 2013 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper Program/ Revolving Credit Facility	$200,000	$110,000	$90,000	May 2018
Uncommitted Bank Lines	10,000	—	10,000	August 2014

Total	$210,000	$110,000	$100,000

The SJG facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of September 30, 2013.

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

Average borrowings outstanding under these credit facilities during the nine months ended September 30, 2013 and 2012 were $90.5 million and $146.3 million, respectively.  The maximum amount outstanding under these credit facilities during the nine months ended September 30, 2013 and 2012 were $119.9 million and $180.5 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our business’ future liquidity needs. Borrowings under these credit facilities are at market rates.  The weighted average interest rate on these borrowings, which changes daily, was 0.34% and 0.47% at September 30, 2013 and 2012, respectively.

8.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and nine months ended  September 30, 2013 and 2012, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service Cost	$1,040	$873	$3,120	$2,619
Interest Cost	1,811	1,853	5,434	5,559
Expected Return on Plan Assets	(2,286)	(1,991)	(6,859)	(5,974)
Amortizations:
Prior Service Cost	48	48	144	145
Actuarial Loss	1,729	1,469	5,185	4,407
Net Periodic Benefit Cost	2,342	2,252	7,024	6,756
Capitalized Benefit Costs	(1,218)	(1,306)	(3,653)	(3,513)
Total Net Periodic Benefit Expense	$1,124	$946	$3,371	$3,243

	Other Postretirement Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service Cost	$212	$198	$637	$594
Interest Cost	509	573	1,526	1,719
Expected Return on Plan Assets	(443)	(402)	(1,329)	(1,206)
Amortizations:
Prior Service Credits	(53)	(54)	(159)	(162)
Actuarial Loss	324	329	972	988
Net Periodic Benefit Cost	549	644	1,647	1,933
Capitalized Benefit Costs	(285)	(374)	(856)	(1,005)
Total Net Periodic Benefit Expense	$264	$270	$791	$928

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

GAS SUPPLY RELATED CONTRACTS - In the normal course of conducting business, we have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest date at which any of the primary terms of these contracts expire is October 2014. The transportation and storage agreements entered into between us and each of our interstate pipeline service providers were done so in accordance with their respective FERC approved tariff. Our cumulative obligation for gas supply related demand charges and reservation fees paid for these services averages approximately $4.3 million per month and is recovered on a current basis through the BGSS.

PENDING LITIGATION - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.4 million and $0.5 million related to all claims in the aggregate, as of September 30, 2013 and December 31, 2012, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

COLLECTIVE BARGAINING AGREEMENTS - Unionized personnel represent approximately 60% of our workforce at September 30, 2013. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (IBEW) operates under a collective bargaining agreement that runs through February 28, 2017, and the International Association of Machinists and Aerospace Workers (IAM) operates under a collective bargaining agreement that expires in August 2014.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of September 30, 2013
	Total	Level 1	Level 2	Level 3
Assets -
Available-for-Sale Securities (A)	$8,237	$8,237	$—	$—
Derivatives – Energy Related Assets (B)	306	306	—	—
	$8,543	$8,543	$—	$—

Liabilities -

Derivatives – Energy Related Liabilities (B)	$1,785	$1,466	$—	$319
Derivatives – Other (C)	4,569	—	4,569	—
	$6,354	$1,466	$4,569	$319

As of December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$7,520	$769	$6,751	$—
Derivatives - Energy Related Assets (B)	766	447	319	—
	$8,286	$1,216	$7,070	$—

Liabilities

Derivatives - Energy Related Liabilities (B)	$2,695	$2,694	$1	$—
Derivatives - Other (C)	7,761	—	7,761	—
	$10,456	$2,694	$7,762	$—

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

Type	Fair Value at September 30, 2013		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$—	$319	Discounted Cash Flow	Forward price (per dt)	$(1.75) - $(1.75) [$(1.75)]

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities for the three and nine months ended September 30, 2013, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Balance at beginning of period	$(243)	$—
Total losses unrealized in Regulatory Liabilities (see note 4)	(76)	(319)
Settlements	—	—
	(76)	(319)
Balance at September 30	$(319)	$(319)

11.	DERIVATIVE INSTRUMENTS:

SJG is involved in buying, selling, transporting and storing natural gas and is subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company, through its affiliate South Jersey Resources Group (SJRG) and another counterparty, uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, futures contracts, swap agreements and options contracts. As of September 30, 2013, SJG had outstanding derivative contracts intended to limit the exposure to market risk on 6.5 MMdts of expected future purchases of natural gas. These contracts, which do not qualify for the normal purchase and sale exemption and have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives —Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed balance sheets. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed balance sheets. As of September 30, 2013 and December 31, 2012, SJG had $1.5 million and $1.9 million of unrealized losses, respectively, included in its BGSS related to open financial contracts.

The Company has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives-Other on the condensed balance sheets. The fair value represents the amount SJG would have to pay the counterparty to terminate these contracts as of those dates. There have been no significant changes to the Company’s active interest rate swaps since December 31, 2012 which are described in Note 1 to the Financial Statements in Item 8 of SJG’s Annual Report on Form 10-K as of December 31, 2012. Subject to BPU approval, the market value upon termination of these interest rate derivatives can be recovered in rates and, therefore, these unrealized losses have been included in Regulatory Assets on the condensed balance sheets.

We previously used derivative transactions known as “Treasury Locks” to hedge against the impact on our cash flows of possible interest rate increases on debt issued in September 2005.  The initial $1.4 million cost of the Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the 30 year life of the associated debt issue.  As of September 30, 2013 and December 31, 2012, the unamortized balance was approximately $1.0 million and $1.1 million, respectively.

The fair values of all derivative instruments, as reflected in the condensed balance sheets as of September 30, 2013 and December 31, 2012, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	September 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$239	$1,606	$464	$2,615
Derivatives – Energy Related – Non-Current	67	179	302	80
Interest rate contracts:
Derivatives – Other	—	4,569	—	7,761
Total derivatives not designated as hedging instruments under GAAP	306	6,354	766	10,456
Total Derivatives	$306	$6,354	$766	$10,456

For derivative instruments disclosed in the table above, information as to the presentation on the condensed balance sheets is as follows (in thousands):

As of September 30, 2013
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$306	$—	$306	$(306)	(A)	$—	$—
Derivatives - Energy Related Liabilities	(1,785)	—	(1,785)	306	(B)	1,160	(319)
Derivatives - Other	(4,569)	—	(4,569)	—		—	(4,569)

As of December 31, 2012
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$766	$—	$766	$(447)	(A)	$—	$319
Derivatives - Energy Related Liabilities	(2,695)	—	(2,695)	447	(B)	1,136	(1,112)
Derivatives - Other	(7,761)	—	(7,761)	—		—	(7,761)

(A) The balances at September 30, 2013 and December 31, 2012 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at September 30, 2013 and December 31, 2012 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed statements of income for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2013	2012	2013	2012
Interest Rate Contracts:
Losses reclassified from accumulated OCL into income (a)	$(12)	$(12)	$(36)	$(36)
(a) Included in Interest Charges

Net realized losses of $0.4 million and $3.0 million associated with SJG's energy related financial commodity contracts for the three months ended September 30, 2013 and 2012 and losses of $0.6 million and $13.7 million for the nine months ended September 30, 2013 and 2012, respectively, are not included in the above table.  These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

12.	LONG-TERM DEBT:

In February 2012, SJG called its $35.0 million, 7.70% Medium Term Notes (MTN's) due April 2027 at par, plus a 2.0% premium. The early redemption occurred concurrently with the issuance in April 2012 of $35.0 million, 3.74% Series D MTN due April 2032.

During the third quarter of 2013, SJG redeemed at par $10.5 million of 4.46% MTN's issued in July 2003 and $14.5 million of 5.027% MTN's issued in September 2003.

In September 2013, SJG agreed in principle to issue $80.0 million of MTN's under a private placement. SJG expects to issue $50.0 million of 4.01% MTN's in November 2013, due November 2030, and $30.0 million of 4.23% MTN's in January 2014, due January 2030.

We retire debt when it is cost effective as permitted by the debt agreements.  Our long-term debt agreements contain no financial covenants.

The Company did not issue any long-term debt during the nine months ended September 30, 2013.

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in Accumulated Other Comprehensive Loss (AOCL) for the three and nine months ended September 30, 2013 are as follows (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance at July 1, 2013 (a)	$(12,958)	$(607)	$(3)	$(13,568)
Other comprehensive income before reclassifications	—	—	221	221
Amounts reclassified from AOCL (b)	—	7	—	7
Net current period other comprehensive income (loss)	—	7	221	228
Balance at September 30, 2013 (a)	$(12,958)	$(600)	$218	$(13,340)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance at January 1, 2013 (a)	$(12,958)	$(621)	$294	$(13,285)
Other comprehensive income before reclassifications	—	—	413	413
Amounts reclassified from AOCL (b)	—	21	(489)	(468)
Net current period other comprehensive income (loss)	—	21	(76)	(55)
Balance at September 30, 2013 (a)	$(12,958)	$(600)	$218	$(13,340)

(a) Determined using a combined statutory tax rate of 41%.
(b) See table below.

The reclassifications out of AOCL and into earnings during the three and nine months ended September 30, 2013 is as follows (in thousands):

Components of AOCL	Amounts Reclassified from AOCL (in thousands)		Affected Line Item in the Condensed Statements of Income
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Unrealized Loss on Derivatives-Other - Interest Rate Contracts designated as cash flow hedges	$12	$36	Interest Charges
Unrealized Gain on Available-for-Sale Securities	—	(828)	Other Income & Expense
	12	(792)	Loss (Income) Before Income Taxes
Income Taxes (a)	(5)	324	Income Taxes (a)
Losses (Gains) from reclassifications for the period net of tax	$7	$(468)

(a) Determined using a combined statutory tax rate of 41%.

14.     EQUITY CONTRIBUTION:

We received an equity infusion of $25.0 million from SJI during September 2013. Contributions of capital are credited to Other Paid-In Capital and Premium on Common Stock. Further equity contributions will occur on an as needed basis.

15.    SUBSEQUENT EVENT:

In October 2013, SJG filed a petition with the New Jersey Board of Public Utilities to issue up to $200.0 million of long term debt securities in various forms including Medium Term Notes and unsecured debt, with maturities of more than 12 months, over the next three years. This petition is currently pending.

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

OVERVIEW:

Organization - We are an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. We also sell natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transport natural gas purchased directly from producers or suppliers to their customers. We served 359,273 customers at September 30, 2013 compared with 354,468 customers at September 30, 2012.

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

Regulatory Actions – SJG has made the appropriate notice to the New Jersey Board of Public Utilities of our intent to file a rate case by the end of November 2013. Other than the changes discussed in Note 3 to the condensed financial statements, there have been no significant regulatory actions since December 31, 2012. See detailed discussions concerning Regulatory Actions in Note 3 to the Financial Statements in item 8 of SJG’s Form 10-K for the year ended December 31, 2012.

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

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The number of customers purchasing their natural gas from marketers was 47,494 and 41,857 at September 30, 2013 and 2012, respectively.

RESULTS OF OPERATIONS:

The following table summarizes the composition of selected gas utility data for the three and nine months ended September 30, (in thousands, except for degree day data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Utility Throughput – dt:
Firm Sales -
Residential	1,290	1,327	15,165	12,216
Commercial	507	585	3,694	3,202
Industrial	21	18	204	180
Cogeneration & Electric Generation	781	834	1,346	1,328
Firm Transportation -
Residential	200	171	2,275	1,411
Commercial	621	552	4,685	3,717
Industrial	2,983	3,051	9,711	9,545
Cogeneration & Electric Generation	2,392	3,400	6,166	7,465

Total Firm Throughput	8,795	9,938	43,246	39,064

Interruptible Sales	—	—	14	2
Interruptible Transportation	275	264	1,014	1,005
Off-System	2,931	1,176	6,098	6,727
Capacity Release	8,554	16,488	29,515	50,474

Total Throughput - Utility	20,555	27,866	79,887	97,272

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Utility Operating Revenues:
Firm Sales -
Residential	$22,477	$25,618	$164,399	$172,271
Commercial	7,404	7,571	38,806	36,862
Industrial	312	327	2,469	1,961
Cogeneration & Electric Generation	3,759	3,298	6,922	5,226
Firm Transportation -
Residential	2,343	1,864	14,707	9,945
Commercial	3,401	2,802	18,763	15,851
Industrial	5,765	5,239	17,083	15,847
Cogeneration & Electric Generation	1,581	2,170	5,186	5,412

Total Firm Revenues	47,042	48,889	268,335	263,375

Interruptible Sales	—	—	339	50
Interruptible Transportation	360	278	1,275	1,094
Off-System	10,728	4,051	23,983	22,934
Capacity Release	1,291	786	5,665	4,632
Other	253	247	711	779

Total Utility Operating Revenues	59,674	54,251	300,308	292,864

Less:
Cost of Sales (Excluding depreciation)	24,717	21,053	128,427	127,959
Conservation Recoveries*	2,374	1,259	10,446	6,101
RAC Recoveries*	2,178	1,912	6,533	5,735
EET Recoveries*	1,245	797	3,436	2,352
Revenue and Throughput Taxes	478	650	3,417	4,025
Utility Margin	$28,682	$28,580	$148,049	$146,692

Margin:
Residential	$14,513	$14,484	$95,649	$80,100
Commercial and Industrial	8,143	8,385	39,067	35,865
Cogeneration and Electric Generation	1,390	1,620	3,828	3,749
Interruptible	11	12	91	64
Off-system & Capacity Release	352	213	1,269	1,309
Other Revenues	518	409	1,283	1,181
Margin Before Weather Normalization & Decoupling	24,927	25,123	141,187	122,268
CIRT Mechanism	728	756	2,204	2,286
CIP Mechanism	2,901	2,586	4,278	21,819
EET Mechanism	126	115	380	319
Utility Margin	$28,682	$28,580	$148,049	$146,692

Degree Days:	68	26	3,020	2,323

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.

Throughput – Total gas throughput decreased 7.3 MMdts, or 26.2%, for the three months ended September 30, 2013, compared with the same period in 2012.  This decrease was realized primarily in Capacity Release activity which decreased 7.9 MMdts during the three months ended September 30, 2013, as compared with the same period in 2012. In 2013, SJG entered into a new asset management agreement (AMA) with a third party that allocated a significant amount of capacity for a fixed fee. Volumes released under AMA's are not included in the throughput table above. This transfer of capacity rights left less available for SJG's normal release activity. In addition, SJG was releasing capacity in smaller segments ("segmenting") in 2012 based on the demand in the market at that time. While segmenting has little impact on total revenue generated from such activity, it does increase the throughput significantly. Firm throughput decreased 1.1 MMdts, or 11.5%, during the three months ended September 30, 2013, compared to the same period in 2012.  This primarily occurred in the electric generation market where throughput decreased 1.1 MMdts, or 25.1%. The third quarter of 2012 was one of the warmest on record in the region, which drove the demand for greater natural gas consumption by the region's electric producers. These decreases were partially offset by higher Off-System Sales (OSS) which increased by 1.8 MMdts as more profitable market opportunities presented themselves in the third quarter versus the same period last year.

Total gas throughput decreased 17.4 MMdts, or 17.9%, for the nine months ended September 30, 2013, compared with the same period in 2012. This decrease was realized primarily in the Capacity Release market which decreased 21.0 MMdts during the nine months ended September 30, 2013, as compared with the same period in 2012. Contributing to the decrease in Capacity Release throughput was the new AMA and less segmenting of capacity release in 2013, discussed above as part of the three month results. Due to colder weather experienced in the region during the first quarter of 2013, SJG also experienced an increased demand by its firm customers, thereby creating fewer opportunities for Capacity Release during the winter months. Firm throughput increased 4.2 MMdts, or 10.7%, during the nine months ended September 30, 2013, compared to the same period in 2012. This is most apparent in the heat sensitive residential and commercial markets whose throughput increased as a result of weather that was 29.7% colder for the nine months ended September 30, 2013, as compared with the same period last year. Also contributing to higher firm throughput was the addition of 4,805 customers over the last twelve months, representing 1.4% customer growth.

 Operating Revenues – Revenues increased $5.4 million, or 10.0%, during the three months ended September 30, 2013, compared with the same period in the prior year. Higher OSS volume, coupled with higher per unit sales prices, resulted in a $6.7 million increase in OSS revenues during the three months ended September 30, 2013, compared with the same period last year. As reflected in the Margin table above, the impact of changes in OSS and capacity release activity do not have a material impact on the earnings of SJG, as SJG is required to share 85% of the profits of such activity with our ratepayers. Total firm revenue decreased $1.8 million, or 3.8%, during the third quarter of 2013 versus the same period in 2012. As stated under "Throughput," weather that was not as warm as last year led to decreased firm sales volume from the electric generation market and lower firm revenue. Lower gas costs being passed through to residential and small commercial customers also led to lower firm revenue, as SJG reduced its BGSS rate by 18% in October 2012. While changes in gas costs and BGSS recoveries/refunds may fluctuate from period to period, SJG does not profit from the sale of the commodity.  Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed below under the caption “Margin.”

Revenues increased $7.4 million, or 2.5%, during the nine months ended September 30, 2013, compared with the same period in the prior year. Total firm revenue increased $5.0 million, or 1.9%, during the nine months ended September 30, 2013 versus the same period in 2012. As stated under "Throughput," colder weather increased firm sales volume significantly compared with prior year; however, associated firm revenue did not increase proportionately. This is the result of lower gas costs being passed through to those customers, as SJG reduced its BGSS rate by 18% in October 2012. In addition, SJG gave a refund of $9.4 million to its periodic BGSS customers in January 2013, which further reduced revenue. As previously stated, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed below under the caption "Margin." Higher OSS and capacity release unit prices resulted in a $2.1 million increase in revenues during the nine months ended September 30, 2013, compared with the same period last year. As previously stated, the impact of changes in OSS and capacity release activity do not have a material impact on the earnings of SJG, as SJG is required to share 85% of the profits of such activity with our ratepayers.

Conservation Incentive Program (CIP) - The effects of the CIP on our net income and the associated weather comparisons were as follows ($’s in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income Benefit:
CIP – Weather Related	$—	$—	$(0.7)	$7.6
CIP – Usage Related	1.7	1.5	3.2	5.3
Total Net Income Benefit	$1.7	$1.5	$2.5	$12.9

Weather Compared to 20-Year Average	n/a	n/a	1.8% colder	23.4% warmer
Weather Compared to Prior Year	n/a	n/a	29.7% colder	19.7% warmer

Margin (pre-tax) - SJG’s margin is defined as natural gas revenues less natural gas costs, regulatory rider expenses and related volumetric and revenue based energy taxes. SJG believes that margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, regulatory rider expenses and related energy expenses are passed through to customers and, therefore, have no effect on margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the New Jersey Board of Public Utilities (BPU) through SJG’s BGSS clause.

Total utility margin did not change significantly in the three months ended September 30, 2013 as compared with the same period in 2012.

Total margin increased $1.4 million, or 0.9%, for the nine months ended September 30, 2013, compared with the same period in 2012, primarily due to customer additions.  SJG added 4,805 customers over the 12-month period ended September 30, 2013, representing growth of 1.4% over the prior year and a corresponding increase in margin.

As reflected in the margin table and the CIP table above, the CIP protected $4.3 million, or $2.5 million after taxes, in the first nine months of 2013 that would have been lost due to lower customer usage, compared with $21.8 million, or $12.9 million after taxes, during the same period last year.

Operating Expenses - A summary of changes in operating expenses (in thousands):

	Three Months Ended September 30, 2013 vs. 2012	Nine Months Ended September 30, 2013 vs. 2012
Operations	$1,077	$5,455
Maintenance	$(217)	$7
Depreciation	$679	$2,118
Energy and Other Taxes	$(115)	$(483)

Operations  – Operations expense increased $1.1 million and $5.5 million for the three and nine month periods ended September 30, 2013, as compared with the same periods in 2012, respectively.  The increase is primarily due to the spending under the New Jersey Clean Energy Program and Energy Efficiency Programs which increased $1.6 million and $5.4 million for the three and nine month periods ended September 30, 2013, as compared to 2012, respectively. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period.

Maintenance -   Changes in maintenance expense for the three and nine month periods ended September 30, 2013, compared with the same periods in 2012, were not significant.

Depreciation - Depreciation expense increased $0.7 million and $2.1 million during the three and nine month periods ended September 30, 2013, compared with the same periods in 2012, respectively, due mainly to our continuing investment in property, plant & equipment.

Energy and Other Taxes - Energy and Other Taxes decreased $0.1 million and $0.5 million during the three and nine month periods ended September 30, 2013, compared with the same periods in 2012, respectively. This was primarily due to a 25% decrease in the Company's primary energy tax, the Transitional Energy Facilities Assessment, effective January 1, 2013, partially offset by higher year-to-date taxable firm throughput in 2013 resulting from significantly colder weather during 2013.  Additional weather information can be found above under the caption “Conservation Incentive Program (CIP).”

Other Income and Expense - Other Income and Expense decreased $0.9 million and $1.5 million for the three and nine month periods ended September 30, 2013, compared with the same periods in 2012. With the approval of the Company's Accelerated Infrastructure Replacement Program (AIRP) in February 2013, equity-related returns on all ongoing accelerated capital programs were reduced. However, there was a corresponding BPU-approved increase in the Company's capitalization of interest costs, as noted below.

Interest Charges –  Interest Charges decreased $1.2 million and $3.5 million during the three and nine month periods ended September 30, 2013, compared with the same periods in 2012, respectively, due to higher capitalization of interest costs on construction during 2013 as a result of the approval of the Company's AIRP program in February 2013, as discussed above. Also contributing to the decrease is the impact of retiring $35.0 million of higher priced long-term debt during 2012. The decrease is partially offset by the issuance of $85.0 million of Medium Term Notes during the second half of 2012.

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities.  Net cash provided by operating activities totaled $110.0 million and $51.0 million in the first nine months of 2013 and 2012, respectively.  Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Net cash provided by operations was positively impacted by higher collections under regulatory clauses during the first nine months of 2013 that were under-recovered as a result of warmer-than-normal weather in 2012. Lower pension contributions also improved cash flows for the first nine months of 2013 as discussed on Note 8 to the condensed financial statements.  The Company strives to keep its pension plans fully funded.  When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, the Company increases its contributions to supplant that funding shortfall.  While discount rates continued to decline, greater than expected asset performance during 2012 added significantly to improving the Company's funding status, which resulted in a decrease in the pension contribution during 2013.The Company contributed $9.1 million and $19.8 million to its pension plan in January 2013 and 2012, respectively.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital purchases was $118.4 million and $114.9 million during the first nine months of 2013 and 2012, respectively.   We estimate the net cash outflows for construction projects for fiscal years 2013, 2014 and 2015 to be approximately $183.3 million $248.7 million and $185.0 million, respectively.  For capital expenditures, including those under the CIRT and AIRP, SJG expects to use short-term borrowings to finance capital expenditures as incurred.  From time to time, the Company may refinance the short-term debt incurred to support capital expenditures with long-term debt.

Cash Flows from Financing Activities - SJG uses short-term borrowings under lines of credit from commercial banks, or under its commercial paper program discussed below, to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, the Company refinances short-term debt incurred to finance capital expenditures with long-term debt. Debt is incurred primarily to expand and upgrade our gas transmission and distribution system and to support seasonal working capital needs related to inventories and customer receivables. In September 2013, SJG received an equity infusion of $25.0 million from SJI.

Credit facilities and available liquidity as of September 30, 2013 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper/Revolving Credit Facilities	$200,000	$110,000	$90,000	May 2018
Uncommitted Bank Lines	10,000	—	10,000	August 2014

Total	$210,000	$110,000	$100,000

SJG renewed the uncommitted bank lines of credit during the third quarter 2013. SJG amended and extended its revolving credit facility during the third quarter; as a result, the maturity date was extended from May 2015 to May 2018.

The SJG facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1, measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of September 30, 2013.

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

Average borrowings outstanding under the commercial paper program/revolving credit facility during the nine months ended September 30, 2013 and 2012 were $90.5 million and $146.3 million, respectively.  The maximum amount outstanding under these credit facilities during the nine months ended September 30, 2013 and 2012 were $119.9 million and $180.5 million, respectively.

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

During the third quarter of 2013, SJG redeemed at par $10.5 million of 4.46% MTN's issued in July 2003 and $14.5 million of 5.027% MTN's issued in September 2003.

In September 2013, SJG agreed in principle to issue $80.0 million of MTN's under a private placement. SJG expects to issue $50.0 million of 4.01% MTN's in November 2013, due November 2030, and $30.0 million of 4.23% MTN's in January 2014, due January 2030.

In October 2013, SJG filed a petition with the New Jersey Board of Public Utilities to issue up to $200.0 million of long term debt securities in various forms including Medium Term Notes and unsecured debt, with maturities of more than 12 months, over the next three years. This petition is currently pending.

SJG’s capital structure was as follows:

	As of September 30, 2013	As of December 31, 2012
Common Equity	52%	49%
Long-Term Debt	38	42
Short-Term Debt	10	9

Total	100%	100%

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for capital expenditures for the first nine months of 2013 and 2012 amounted to $118.4 million and $114.9 million, respectively. Management estimates net cash outflows for construction projects for 2013, 2014 and 2015, to be approximately $183.3 million $248.7 million and $185.0 million respectively.  Costs for remediation projects, net of insurance reimbursements, for the first nine months of 2013 and 2012 amounted to net cash inflows of $1.0 million and $0.9 million, respectively.  Total cash outflows for remediation projects are expected to be $10.8 million, $24.5 million and $24.2 million for 2013, 2014, and 2015, respectively.  As discussed in Notes 4 and 12 to the Financial Statements in Item 8 of SJG’s 10-K as of December 31, 2012, environmental remediation costs are subject to recovery from ratepayers.

SJG provided a $25.2 million letter of credit under a separate facility, outside of the revolving credit facility, to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG's natural gas distribution system.

SJG has certain commitments for interstate pipeline capacity, storage services, Liquefied Natural Gas (LNG) and LNG transportation services, which carry demand type charges for which it pays fees regardless of usage. Those commitments as of September 30, 2013, average $51.5 million annually and total $233.7 million over the contracts’ lives.  Approximately 39% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the BGSS.

Contractual Cash Obligations –   Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2012.  There were no significant changes to SJG's contractual cash obligations from December 31, 2012 except for long term debt, which decreased by $25.0 million due to scheduled redemptions during the third quarter of 2013.

Off-Balance Sheet Arrangements - We have no off-balance sheet arrangements.

Pending Litigation - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.4 million and $0.5 million related to all claims in the aggregate, as of September 30, 2013 and December 31, 2012, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

Ratio of Earnings to Fixed Charges - Our ratio of earnings to fixed charges for each of the periods indicated is as follows:

Twelve Months Ended September 30,	Year Ended December 31,
2013	2012	2011	2010	2009	2008
5.0x	5.5x	5.3x	5.1x	4.9x	4.4x

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

We transact commodities on a physical and financial basis. South Jersey Resources Group, LLC (SJRG), an affiliate by common ownership, manages some of our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts through SJRG and another counterparty to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. The majority of our contracts are typically less than 12-months long. The fair value and maturity of these energy trading and hedging contracts determined using mark-to-market accounting as of September 30, 2013 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$239	$67	$306
Prices Provided by Other External Sources (Basis)	—	—	—
Prices based on internal models or other valuable methods	—	—	—

Total	$239	$67	$306

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$1,287	$179	$1,466
Prices Provided by Other External Sources (Basis)	—	$—	—
Prices based on internal models or other valuable methods	319	—	319

Total	$1,606	$179	$1,785

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location.  Contracted volumes of our NYMEX contracts are 6.5 MMdt with a weighted-average settlement price of $3.97 per dt.  Contracted volumes of our Basis contracts are 0.0 MMdt with a weighted average settlement price of $(1.02) per dt.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2013	$(1,929)
Contracts Settled During the Nine Months ended September 30, 2013, Net	2,142
Other Changes in Fair Value from Continuing and New Contracts, Net	(1,692)
Net Derivatives — Energy Related Liability, September 30, 2013	$(1,479)

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at September 30, 2013, was $110.0 million and averaged $90.5 million during the first nine months of 2013. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $0.5 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2012 - 1 b.p. decrease; 2011 - 14 b.p. decrease; 2010 – 5 b.p. increase; 2009 – 29 b.p. decrease; and 2008 - 317 b.p. decrease.  As of September 30, 2013, our average interest rate on variable-rate debt was 0.34%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of September 30, 2013, the interest costs on all of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative.  Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of September 30, 2013, SJG’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its president (principal executive officer) and treasurer (principal financial officer), evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013. Based on that evaluation, SJG’s president and treasurer concluded that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 29.

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

101
The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013, filed with the Securities and Exchange Commission on November 12, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Balance Sheets and (v) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
(Registrant)

Dated:	November 12, 2013	By:	/s/ Jeffrey E. DuBois
Jeffrey E. DuBois
President
(Principal Executive Officer)

Dated:	November 12, 2013	By:	/s/ Stephen H. Clark
Stephen H. Clark
Senior Vice President - Regulatory Affairs and Treasurer
(Principal Financial Officer)

Dated:	November 12, 2013	By:	/s/ Thomas S. Kavanaugh
Thomas S. Kavanaugh
Controller