Form 10-K
period 2013-12-31
SOUTH JERSEY GAS Co
filed 2014-02-28
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Sources and Availability of Raw Materials

Transportation and Storage Agreements

SJG has direct connections to the interstate pipeline systems of both Transcontinental Gas Pipe Line Company, LLC (Transco) and Columbia Gas Transmission, LLC (Columbia). During 2013, SJG purchased and had delivered approximately 41.0 million decatherms (MMdts) of natural gas for distribution to both on-system and off-system customers and for injections into storage. Of this total, 23.8 MMdts were transported on the Transco pipeline system while 17.2 MMdts were transported on the Columbia pipeline system. Moreover, during 2013 third-party suppliers delivered 32.6 MMdts to SJG's system on behalf of end use customers behind our city gate stations. SJG also secures other long-term services from one additional pipeline upstream of the Transco and Columbia systems. This upstream pipeline is owned by Dominion Transmission, Inc. (Dominion). Services provided by Dominion are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above-mentioned pipelines are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC).  Unless otherwise indicated, our intentions are to renew or extend these service agreements before they expire.

Transco:

Transco is SJG’s largest supplier of long-term gas transmission services which includes both year-round and seasonal firm transportation (FT) service arrangements. When combined, these FT services enable SJG to purchase gas from third parties and have delivered to its city gate stations by Transco a total of 297,958 dts per day (dts/d). Of this total, 133,917 dts/d is long-haul FT (where gas can be transported from the production areas of the Southwest to the market areas of the Northeast) while 164,041 dts/d is market area FT. The terms of SJG’s year-round agreements extend for various periods through 2025. SJG's seasonal agreements are currently operating under their respective evergreen provisions.

Of the 297,958 dts/d of Transco services mentioned above, SJG has released a total of 39,800 dts/d of its long-haul FT and 49,041 dts/d of its market area FT service. These releases were made in association with SJG’s Conservation Incentive Program (CIP) discussed further under Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."  In addition, SJG released 45,000 dts/d of its long-haul FT and 10,000 dts/d of market area FT as part of Asset Management Agreements (AMA). The AMA-related releases are discussed below under “Gas Supplies.”

SJG currently has six (6) long-term gas storage service agreements with Transco that, when combined, are capable of storing approximately 5.0 MMdts. Through these agreements, SJG can inject gas into market and production area storages during periods of low demand and extract gas at a Maximum Daily Withdrawal Quantity (MDWQ) of up to 107,407 dts during periods of high demand. The longest term of these storage service agreements extends through March 31, 2023.

Dominion:

SJG subscribes to a firm storage service from Dominion, under its Rate Schedule GSS.  This storage has a MDWQ of 10,000 dts during the period between November 16 and March 31 of each winter season, with an associated total storage capacity of 423,000 dts.  Gas withdrawn from Dominion GSS storage is delivered through both the Dominion and Transco (Leidy Line) pipeline systems for delivery to SJG service territory.  The primary term of this agreement extends through March 31, 2015. SJG has released this service under an AMA as discussed below under "Gas Supplies."

Columbia:

SJG subscribes to three firm transportation agreements with Columbia which provides for 54,022 dts/d of firm deliverability with 45,022 dts/d of this deliverability extending through October 31, 2019.   The remaining 9,000 dts per day had a primary term of one year which extended from November 1, 2011 through October 31, 2012. The agreement is subject to pre-granted abandonment upon its termination, with SJG having the right of first refusal to extend the agreement. By way of an agreement dated July 19, 2013, this service was extended through October 31, 2014. SJG had previously released 14,714 dts/d of this amount to South Jersey Resources Group, LLC (SJRG), an affiliate by common ownership, in conjunction with its CIP thereby reducing the combined availability of firm transportation on the Columbia system to 39,308 dts/d.

SJG also subscribes to a firm storage service with Columbia under its Rate Schedule FSS along with an associated firm transportation service under Rate Schedule SST, each of which extends through October 31, 2019. The Company has a total FSS MDWQ of 52,891 dts and a related 3,473,022 dts of storage capacity. SJG released to SJRG 19,029 dts of its FSS MDWQ along with 1,249,485 dts of its FSS storage capacity. Additionally, SJG released to SJRG 19,029 dts/d of its Columbia SST transportation service. Both releases made by SJG were in connection with its CIP and extend through September 30, 2014.

Gas Supplies

In 2013, SJG entered into an AMA with a gas marketer which extends through March 31, 2014. Under this agreement SJG released to the marketer its firm transportation rights equal to 30,000 dts/d of transportation capacity on Transco. The marketer manages this capacity and provides SJG with up to 30,000 dts/d of firm deliverability each day during the period November 1, 2013 through March 31, 2014. The marketer will seek to optimize the capacity released to it under this AMA and pay SJG a monthly Asset Management Fee in consideration for same.

Also during 2013, SJG entered into an AMA with a gas marketer which extends through October 31, 2014. Under this agreement SJG has released to the marketer its firm transportation rights equal to 15,000 dts/d of transportation capacity on Transco. The marketer manages this capacity and provides SJG with up to 15,000 dts/d of firm deliverability each day through October 31, 2014. The marketer will seek to optimize the capacity released to it under this AMA and pay SJG a one time Asset Management Fee in consideration for same.

Also in 2013, SJG entered into an AMA with a gas marketer which extends through March 31, 2014. Under this agreement SJG released its GSS storage capacity and deliverability held on the Dominion pipeline system to the marketer equal to 423,000 dts of storage capacity and 10,000 dts/d of deliverability on both the Dominion and Transco Leidy Line systems. The marketer manages this capacity and provides SJG with right to call on up to 10,000 dts/d into Transco’s Leidy Line for the period from November 1, 2013 through March 31, 2014. The marketer will seek to optimize the storage capacity released to it under this AMA and pay SJG a one time Asset Management Fee in consideration for same.

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

Supplemental Gas Supplies

SJG is utilizing an option inherent in its Transco’s Liquefied Natural Gas (LNG) storage service, which permits the withdrawal of gas as liquid (and/or vapor), as a supply source to replenish its LNG inventory in McKee City during the 2013-2014 winter season.

SJG operates peaking facilities which can store and vaporize LNG for injection into its distribution system. SJG’s LNG facility has a storage capacity equivalent to 434,300 dts of natural gas and has an installed capacity to vaporize up to 118,250 dts of LNG per day for injection into its distribution system.

Peak-Day Supply

SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees Fahrenheit (F). Gas demand on such a design day for the 2013-2014 winter season is estimated to be 486,110 dts (excluding industrial customers). SJG projects that it has adequate supplies and interstate pipeline entitlements to meet its design requirements. SJG experienced its highest peak-day demand for calendar year 2013 of 437,189 dts on January 22nd, while experiencing an average temperature of 17.3 degrees F that day.

Natural Gas Prices

SJG’s average cost of natural gas purchased and delivered in calendar years 2013, 2012 and 2011, including demand charges, was $4.81 per dt, $4.73 per dt and $6.11 per dt, respectively.

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

Competition

Information on competition is incorporated by reference to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, ” of this report.

Research

During the last three fiscal years, SJG did not engage in research activities to any material extent.

Environmental Matters

Information on environmental matters can be found in Note 12 of the financial statements included under Item 8 of this report.

Employees

SJG had a total of 475 employees as of December 31, 2013. Of that total, 286 employees are unionized. There are 36 unionized employees represented by the International Brotherhood of Electrical Workers (IBEW) that operate under a collective bargaining agreement that runs through February 28, 2017. The remaining unionized employees are represented by the International Association of Machinists and Aerospace Workers (IAM).  Employees represented by the IAM operate under a collective bargaining agreement that expires in August 2014.

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

•
Warm weather, high commodity costs, or customer conservation initiatives could result in reduced demand for natural gas. While SJG currently has a conservation incentive program clause that protects its revenues and gross margin against usage that is lower than a set level, the clause is currently approved as a pilot program through September 2014. Should this clause expire without replacement, lower customer energy utilization levels would likely reduce SJG’s net income.

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

•
Failures in the security of our computer systems through cyberattacks, hackers or other sources, could have a material adverse impact on our business and results of operations. SJG uses computer systems and services that involve the storage of confidential information on our employees, customers and vendors. In addition, certain computer systems monitor and control our distribution processes. Experienced hackers may be able to develop and deploy viruses that exploit the security of our computer systems and thus obtain confidential information and/or disrupt significant business processes. Unauthorized access to confidential information or disruptions to significant business processes could damage our reputation and negatively impact our results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal property of SJG consists of its gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG’s distribution systems for delivery to customers. As of December 31, 2013, there were approximately 122.7 miles of mains in the transmission systems and 6,247 miles of mains in the distribution systems.

SJG owns 154 acres of land in Folsom, New Jersey, which is the site of its corporate headquarters. Approximately 140 acres of this property are deed restricted.  SJG also has office and service buildings at six other locations in the territory. There is a liquefied natural gas storage and vaporization facility at one of these locations.

As of December 31, 2013, SJG’s utility plant had a gross book value of $1.8 billion and a net book value, after accumulated depreciation, of $1.4 billion.  In 2013, $161.5 million million was spent on additions to utility plant and there were retirements of property having an aggregate gross carrying value of $17.1 million.

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

Item 3. Legal Proceedings

SJG is subject to claims which arise in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims.  The Company has accrued approximately $0.5 million related to all claims in the aggregate, as of both December 31, 2013 and 2012. Management does not believe that it is reasonably possible that there would be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on our financial position, results of operations or liquidity.

Item 4. Mine Safety Disclosures

Not Applicable

Part II

Item 5. Market for the Registrant’s Common Equity
Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common equity securities of SJG, owned by its parent company, South Jersey Industries, Inc., are not traded on any stock exchange. SJG no longer has any preferred stock outstanding.

SJG is restricted under its First Mortgage Indenture, as supplemented, as to the amount of cash dividends or other distributions that may be paid on its common stock. As of December 31, 2013, these restrictions did not affect the amount that may be distributed from SJG’s retained earnings. No dividends were declared and paid on SJG’s common stock in 2013 or 2012.

Item 6. Selected Financial Data

The following financial data has been obtained from SJG’s audited financial statements (In thousands, except for Ratio Data and Customers):

	Year Ended December 31,
	2013	2012	2011	2010	2009
Operating Revenues	$446,480	$421,874	$412,449	$475,982	$484,376

Operating Income	$105,822	$101,762	$102,663	$90,701	$81,439

Net Income	$62,236	$58,241	$52,889	$43,925	$39,195

Average Shares of Common Stock Outstanding	2,339	2,339	2,339	2,339	2,339

Ratio of Earnings to Fixed Charges (1)	5.3x	5.5x	5.3x	5.1x	4.9x

	As of December 31,
	2013	2012	2011	2010	2009
Property, Plant and Equipment, Net	$1,424,775	$1,285,591	$1,158,029	$1,046,804	$961,165

Total Assets	$1,909,126	$1,786,459	$1,615,723	$1,468,635	$1,357,062

Capitalization:
Common Equity	$610,969	$521,395	$464,186	$426,885	$431,530
Long-Term Debt	454,000	425,000	362,813	340,000	250,000
Total Capitalization	$1,064,969	$946,395	$826,999	$766,885	$681,530

Total Customers	362,256	357,306	351,304	347,725	343,566

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

Our service territory covers approximately 2,500 square miles in the southern part of New Jersey. It includes 112 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1.2 million. We benefit from our proximity to Philadelphia, PA and Wilmington, DE on the western side of our service territory and Atlantic City, NJ and the popular shore communities on the eastern side. Continuing expansion of our infrastructure throughout our seven county region has fueled annual customer growth and creates opportunities for future extension into areas not yet served by natural gas. In the past, economic growth in Atlantic City and the surrounding region has been primarily driven by new and proposed gaming and non-gaming investments that emphasize destination style attractions.

Combining with the gaming industry catalyst is the ongoing transition of southern New Jersey’s oceanfront communities from seasonal resorts to year round economies.  Building expansions in the medical, hospitality and education sectors throughout the service territory have contributed to our growth. In 2013, we serve approximately 69% of households within our territory with natural gas.   We also serve southern New Jersey’s diversified industrial base that includes processors of petroleum and agricultural products; chemical, glass and consumer goods manufacturers; and high technology parks.

As of December 31, 2013, we served 362,256 residential, commercial and industrial customers in southern New Jersey, compared with 357,306 customers at December 31, 2012.  No material part of our business is dependent upon a single customer or a few customers. Gas sales, transportation and capacity release for 2013 amounted to 111.7 MMdts (million dekatherms), of which 60.5 MMdts were firm sales and transportation, 1.5 MMdts were interruptible sales and transportation and 49.7 MMdts were off-system sales and capacity release. The breakdown of firm sales and transportation includes 42.0% residential, 20.1% commercial, 22.1% industrial, and 15.8% cogeneration and electric generation. At year-end 2013, we served 337,936 residential customers, 23,873 commercial customers and 447 industrial customers.  This includes 2013 net additions of 4,589 residential customers and 367 commercial customers.

We make wholesale gas sales to gas marketers for resale and ultimate delivery to end users. These “off-system” sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed us to deliver gas at delivery points on the interstate pipeline system other than our own city gate stations and release excess pipeline capacity to third parties. During 2013, off-system sales amounted to 9.7 MMdts and capacity release amounted to 40.1 MMdts.

Supplies of natural gas available to us that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term “interruptible” is used in the sense that deliveries of natural gas may be terminated by us at any time if this action is necessary to meet the needs of higher priority customers as described in our tariffs. In 2013, usage by interruptible customers, excluding off-system customers, amounted to 1.5 MMdts, approximately 1.3% of the total throughput.

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

Customer Growth - Southern New Jersey, our primary area of operations, has not been immune to the issues impacting the new housing market nationally.  However, net customers for SJG still grew 1.4% for 2013 as we increased our focus on customer conversions.  In 2013, the 5,165 consumers converting their homes and businesses from other heating fuels, such as electric, propane or oil represented over 69% of the total new customer acquisitions for the year.  In comparison, conversions over the past five years averaged 4,142 annually.  Customers in our service territory typically base their decisions to convert on comparisons of fuel costs, environmental considerations and efficiencies.  As such, SJG began a comprehensive partnership with the State’s Office of Clean Energy to educate consumers on energy efficiency and to promote the rebates and incentives available to natural gas users.

Regulatory Environment - We are primarily regulated by the New Jersey Board of Public Utilities (BPU). The BPU sets the rates that we charge our rate-regulated customers for services provided and establishes the terms of service under which we operate. We expect the BPU to continue to set rates and establish terms of service that will enable us to obtain a fair and reasonable return on capital invested. The BPU approved a Conservation Incentive Program (CIP) effective October 1, 2006, discussed in greater detail under “Results of Operations,” that protects our net income from reductions in gas used by our residential, commercial, and small industrial customers.  In addition, in February 2013, the BPU issued a Board Order approving the Accelerated Infrastructure Replacement Program (AIRP), a $141.2 million program to replace cast iron and unprotected bare steel mains and services over a four-year period, with annual investments of approximately $35.3 million. The Company earns a return on AIRP investments until they are included in rate base in future base rate proceedings.

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

Labor and Benefit Costs - Labor and benefit costs have a significant impact on our profitability. Benefit costs, especially those related to pension and health care, have risen in recent years. We sought to manage these costs by revising health care plans offered to existing employees, capping postretirement health care benefits, and changing health care and pension packages offered to new hires.  We expect savings from these changes to gradually increase as new hires replace retiring employees. In an effort to accelerate the realization of those benefits, we had offered a voluntary separation program at the beginning of 2010 to our unionized employees. Our workforce totaled 475 employees at the end of 2013, with 286 of that total unionized.

Balance Sheet Strength - Our goal is to maintain a strong balance sheet with an average annual equity-to-capitalization ratio of 46% to 50%. Our equity-to-capitalization ratio, inclusive of short-term debt, was 53% and 49% at the end of 2013 and 2012, respectively. A strong balance sheet permits us the financial flexibility necessary to address volatile economic and commodity markets while maintaining a low-risk platform.

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

The combination of slowing equity markets and lower discount rates in 2011, which were used in determining plan costs in 2012, increased the cost of providing such plans in 2012. However, SJG took measures to manage this increase by making a $19.8 million pension plan contribution in January 2012. As such, the resulting financial impact on the company was not significant. Discount rates continued to decline in 2012 and are the primary cost driver used in determining plan costs in 2013. However, improvements in the equity markets during 2012 and a $ 9.1 million pension plan contribution in January 2013, significantly offset the negative impact of declining discount rates. As such, the resulting financial impact on the Company was not significant in 2013. During 2013, discount rates increased and equity markets continued to outperform management's expectations. As a result, the Company currently expects a $3.4 million decrease in the cost of providing such benefits in 2014. Additional information regarding investment returns and assumptions can be found in Pension and Other Postretirement Benefits in Note 11 to the financial statements.

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

In January 2010, the BPU approved an extension of the Conservation Incentive Program (CIP) through September 2013, with an automatic one year extension through September 2014 if a request for an extension was filed by March 2013. A petition was filed in March 2013 to extend the CIP program.  Each CIP year begins October 1 and ends September 30 of the subsequent year.  On a monthly basis during the CIP year, we record adjustments to earnings based on weather and customer usage factors, as incurred.  Subsequent to each year, we make filings with the BPU to review and approve amounts recorded under the CIP.  BPU approved cash inflows or outflows generally will not begin until the next CIP year and have no impact on earnings at that time.

New Accounting Pronouncements - See detailed discussions concerning New Accounting Pronouncements and their impact in Note 1 to the financial statements.

Rates and Regulation - As a public utility, we are subject to regulation by BPU. Additionally, the Natural Gas Policy Act, which was enacted in November 1978, contains provisions for Federal regulation of certain aspects of our business. We are affected by Federal regulation with respect to transportation and pricing policies applicable to pipeline capacity from Transcontinental Gas Pipeline Corporation (our major supplier), Columbia Gas Transmission Corporation and Dominion Transmission, Inc., since such services are provided under rates and terms established under the jurisdiction of the FERC. Our retail sales are made under rate schedules within a tariff filed with, and subject to the jurisdiction of, the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. Our primary rate mechanisms include base rates, the Basic Gas Supply Service Clause, Accelerated Infrastructure Programs (CIRT and AIRP), Energy Efficiency Tracker and the Conservation Incentive Program.

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

In November 2013, we filed a base rate case with the BPU to increase our base rates to obtain a certain level of return on our capital investments. We expect the base rate case to be concluded during 2014.

In April 2009, the BPU approved the Capital Investment Recovery Tracker (CIRT), an accelerated infrastructure investment program and an associated rate tracker, which allowed SJG to accelerate $103.0 million of capital spending into 2009 and 2010.  As stated above, the BPU authorized a Phase II of its rate case proceeding to address the recovery of investments in CIRT not rolled into rate base in its September 2010 rate case settlement. The CIRT allows SJG to earn a return of, and return on, investment as the capital is spent. In March 2011, the BPU approved an extension of the Capital Investment Recovery Tracker (CIRT II) allowing SJG to accelerate $60.3 million of capital spending into 2011 and 2012. In May 2012, the BPU approved a modification and extension of CIRT II (CIRT III) allowing SJG to accelerate an incremental $35.0 million of capital spending through December 2012. Under CIRT II and CIRT III, the Company capitalizes a return on investments until they are recovered in rate base as utility plant in service. A proceeding took place in 2013 to roll into base rates the remaining $22.5 million of CIRT I project costs that were not included in the 2010 proceeding, as well as CIRT II and III investments totaling $95 million that were made subsequent to the 2010 base rate case. These costs were rolled into rate base and reflected in base rates effective October 2013.

The Conservation Incentive Program (CIP) is a BPU approved pilot program that is designed to eliminate the link between our profits and the quantity of natural gas we sell, and to foster conservation efforts. With the CIP, our profits are tied to the number of customers we serve and how efficiently we serve them, thus allowing us to focus on encouraging conservation and energy efficiency among our customers without negatively impacting our net income.  The CIP tracking mechanism adjusts earnings based on weather, and also adjusts our earnings when actual usage per customer experienced during an annual period varies from an established baseline usage per customer.  In January 2010, the BPU approved an extension of the CIP through September 2013, with an automatic one year extension through September 2014 if a request for an extension was filed by March 2013. A petition was filed in March 2013 to extend the CIP program.

Utility earnings are recognized during current periods based upon the application of the CIP. The cash impact of variations in customer usage will result in cash being collected from, or returned to, customers during the subsequent CIP year, which runs from October 1 to September 30.

The effects of the CIP on our net income for the last three years and the associated weather comparisons were as follows ($’s in millions):

	2013	2012	2011
Net Income Benefit:
CIP – Weather Related	(0.3)	9.4	5.6
CIP – Usage Related	3.4	5.8	2.2
Total Net Income Benefit	$3.1	$15.2	$7.8

Weather Compared to 20-Year Average	0.6% colder	17.7% warmer	10.0% warmer
Weather Compared to Prior Year	20.6% colder	8.6% warmer	7.8% warmer

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

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility.  The number of customers purchasing their natural gas from marketers averaged 46,872, 39,398, and 37,829 during 2013, 2012 and 2011, respectively.

RESULTS OF OPERATIONS
The following table summarizes the composition of selected gas utility data for the three years ended December 31 (in thousands, except for customer and degree day data):

	2013		2012		2011
Utility Throughput – dth:
Firm Sales -
Residential	22,070	20%	18,586	14%	20,332	16%
Commercial	5,408	5%	4,733	4%	5,426	4%
Industrial	292	—	258	1%	319	—
Cogeneration and electric generation	1,562	1%	1,598	1%	1,618	2%
Firm Transportation -
Residential	3,319	3%	2,335	2%	2,382	2%
Commercial	6,780	6%	5,587	4%	5,715	4%
Industrial	13,051	12%	12,892	10%	13,024	10%
Cogeneration and electric generation	7,977	7%	9,816	8%	6,110	5%
Total Firm Throughput	60,459	54%	55,805	44%	54,926	43%
Interruptible Sales	14	—	2	—	13	—
Interruptible Transportation	1,452	1%	1,361	1%	1,769	2%
Off-System	9,685	9%	8,318	6%	8,009	6%
Capacity Release	40,088	36%	63,998	49%	63,413	49%
Total Utility Throughput	111,698	100%	129,484	100%	128,130	100%
Utility Operating Revenues:
Firm Sales-
Residential	$246,227	56%	$248,547	59%	$232,457	56%
Commercial	57,126	13%	53,726	13%	58,122	14%
Industrial	3,485	1%	2,872	—	3,991	2%
Cogeneration and electric generation	8,144	2%	6,562	2%	9,469	2%
Firm Transportation -
Residential	21,392	5%	16,388	4%	15,161	4%
Commercial	28,165	6%	24,217	6%	22,500	5%
Industrial	23,551	5%	21,637	5%	18,827	5%
Cogeneration and electric generation	6,982	2%	7,555	2%	3,742	1%
Total Firm Revenues	395,072	90%	381,504	91%	364,269	89%
Interruptible Sales	342	—	52	—	230	—
Interruptible Transportation	1,827	—	1,546	—	1,727	—
Off-System	41,488	9%	30,249	7%	37,413	9%
Capacity Release	6,384	1%	7,322	2%	7,534	2%
Other	1,367	—	1,201	—	1,276	—
Total Utility Operating Revenues	446,480	100%	421,874	100%	412,449	100%
Less:
Cost of sales	200,081		188,710		187,866
Conservation recoveries *	15,909		9,019		7,159
RAC recoveries *	8,137		7,824		6,579
EET Recoveries *	4,509		3,350		2,499
Revenue taxes	5,247		5,974		8,021
Utility Margin	$212,597		$206,997		$200,325

Utility Margin:
Residential	$138,136	65%	$118,015	57%	$124,882	62%
Commercial and industrial	57,495	27%	51,048	25%	52,356	26%
Cogeneration and electric generation	5,022	2%	5,062	2%	3,235	2%
Interruptible	114	—	83	—	136	—
Off-system & capacity release	2,070	1%	2,044	1%	1,829	1%
Other revenues	1,752	1%	1,602	1%	1,576	1%
Margin before incentive mechanisms	204,589	96%	177,854	86%	184,014	92%
CIRT mechanism	2,204	1%	3,031	2%	2,655	1%
CIP mechanism	5,310	3%	25,672	12%	13,270	7%
EET mechanism	494	—	440	—	386	—
Utility Margin	$212,597	100%	$206,997	100%	$200,325	100%
Number of Customers at Year End:
Residential	337,936	93%	333,347	93%	327,678	93%
Commercial	23,873	7%	23,506	7%	23,169	7%
Industrial	447	—	453	—	457	—
Total Customers	362,256	100%	357,306	100%	351,304	100%
Annual Degree Days:	4,658		3,862		4,226
* Represents expenses for which there is a corresponding credit in operating revenues. Therefore, such recoveries have no impact on our financial results.

Throughput - Total gas throughput decreased 17.8 MMdts, or 13.7%, from 2012 to 2013 primarily due to lower throughput in the Capacity Release market which decreased 23.9 MMdts. SJG was releasing capacity in smaller segments ("segmenting") in 2012 and 2011 based on the demand in the market at that time. While segmenting has little impact on revenue and margin generated from such activity, it does increase throughput significantly. Due to colder weather experienced in the region in 2013, SJG also experienced increased demand from its firm customers, thereby creating fewer opportunities for Capacity Release during the winter months. Firm throughput increased 4.7 MMdts, or 8.3%, in 2013. This is most apparent in the heat sensitive residential and commercial markets whose throughput increased as a result of weather that was 20.6% colder in 2013, as compared with 2012. Also contributing to higher throughput was the addition of 4,950 customers over the last 12 months, representing 1.4% customer growth.

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

Operating Revenues – Revenues increased $24.6 million, or 5.8%, during 2013 compared with 2012 due to higher firm sales and Off-System Sales (OSS). Total firm revenue increased $13.6 million, or 3.6%, in 2013 as a result of 20.6% colder weather and 4,950 additional customers compared with 2012, as previously discussed under "Throughput." While these factors increased firm sales volumes significantly, associated revenue did not increase proportionately as a result of lower gas costs being passed through to those customers. In October 2012, SJG reduced its periodic BGSS rate by 18% and also gave a refund of $9.4 million to its periodic BGSS customers in January 2013. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed below under the caption "Margin".

Higher OSS volume and unit prices resulted in an $11.2 million, or 37.2%, increase in revenues from 2012 to 2013. Colder weather led to greater demand and advantageous pricing spreads in the latter part of 2013, allowing the Company to increase revenue from such sales. However, the impact of changes in OSS activity does not have a material impact on the earnings of SJG, as the Company is required to share 85% of the profits of such activity with our ratepayers. Earnings from OSS can be seen in the Margin table above.

Revenues increased $9.4 million, or 2.3%, during 2012 compared with 2011. Firm sales revenue increased $17.2 million, or 4.7%, during 2012 versus 2011, primarily as a result of two customer refunds in 2011, which reduced prior year revenue by $39.8 million (See Note 3 to the Financial Statements). There were no such refunds during 2012. In 2012, firm sales revenue was significantly impacted by weather that was 8.6% warmer than 2011 and lower natural gas costs. As a result, the change in revenue caused by the 2011 refunds was substantially offset by the impact of warm weather and lower gas costs on revenues during 2012. The average cost of natural gas purchased during 2012 was $4.56 per dt, representing an 23.2% decrease relative to the average cost of $5.94 per dt during 2011.

As previously stated under "Throughput," record warm weather during the summer season resulted in increased sales to area electric producers. This resulted in a $3.8 million increase in cogeneration and electric generation transportation revenue over 2011.

Off-System Sales revenue decreased $7.2 million, or 19.1%, despite throughput that was relatively consistent from 2011 to 2012. The decrease was primarily due to lower natural gas prices in 2012. As can be seen in the "Utility Margin" table above, this reduction in revenue had no adverse impact on SJG's margin in 2012.

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

Total margin in 2013 increased $5.6 million, or 2.7%, from 2012 primarily due to customer additions. SJG added 4,950 customers during 2013 representing growth of 1.4% over the prior year.

The CIP protected $5.3 million of pre-tax margin in 2013 that would have been lost due to lower customer usage, compared to $25.7 million in 2012.  Of these amounts, $(0.5) million and $15.8 million were related to weather variations and $5.8 million and $9.9 million were related to other customer usage variations in 2013 and 2012, respectively.

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

Operating Expenses - A summary of changes in other operating expenses (in thousands):

	2013 vs. 2012	2012 vs. 2011
Operations	$7,380	$10,276
Maintenance	$(480)	$493
Depreciation	$2,713	$704
Energy and Other Taxes	$(438)	$(1,991)

Operations – Operations expense increased $7.4 million during 2013, as compared to 2012. The increase is primarily comprised of the following:

•
Expenses associated with the New Jersey Clean Energy Program and Energy Efficiency Programs increased $8.0 million in 2013, compared with 2012. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during 2013.

•	Distribution operations expenses increased $1.1 million in 2013, compared with 2012, as a result of colder weather and inclement condition during the year.

•
These were partially offset by a $0.8 million decrease in the amortization of previously deferred regulatory expenses. Recovery of these costs was approved in the Company's September 2010 rate case settlement. As of late 2012, these costs were fully amortized.

Operations expense increased $10.3 million during 2012, as compared with 2011. The increase is primarily comprised of the following:

•
Expense associated with the New Jersey Clean Energy Program and Energy Efficiency Programs experienced a net increase of $2.7 million in 2012, as compared to 2011. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during 2012.

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

Maintenance – Maintenance expense decreased $0.5 million during 2013, compared with 2012, as cost amortizations previously approved in the Company's September 2010 rate case settlement ceased. Such amortizations totaled $1.0 million in 2012; however, as of late 2012 these costs were fully amortized. This reduction in expense was partially offset by an increase in Remediation Adjustment Clause (RAC) expense amortization. As discussed in Notes 3 and 4 to the Financial Statements. RAC costs are recovered from ratepayers; therefore, SJG experienced an offsetting change in revenue during the year.

Maintenance expense increased $0.5 million during 2012, compared with 2011, primarily due to an increase in Remediation Adjustment Clause expense amortization.

Depreciation - Depreciation expense increased $2.7 million and $0.7 million in 2013 and 2012, respectively, due mainly to our continuing investment in utility plant. SJG’s investment in utility plant during 2013, 2012 and 2011 was $161.5 million, $156.0 million and $142.6 million, respectively.  The increased spending in recent years was a direct result of the State’s stimulus efforts, which included the approval of SJG’s Capital Investment Recovery Tracker and Accelerated Infrastructure Replacement Program, as discussed under “Rates and Regulation.”

Energy and Other Taxes – Energy and Other Taxes decreased $0.4 million and $2.0 million in 2013 and 2012, respectively. This is primarily due to 25% annual decreases in the Company's primary energy tax, the Transitional Energy Facilities Assessment, in connection with a phase out plan of this tax which is completely eliminated effective January 1, 2014.  As this tax was passed through to customers, this decrease in expense had no impact on the financial results of the Company. Partially offsetting the impact of lower rates in 2013 was higher taxable firm throughput as a result of 20.6% colder weather.

Other Income and Expense - Other income and expense was higher in 2013 and 2011, when compared with 2012, primarily due to gains on the sale of certain available-for-sale securities during 2013 and 2011 in the amount of $0.8 million and $0.6 million, respectively. No such gain occurred in 2012.

Interest Charges –Changes in interest charges in 2013, when compared with 2012, were not significant.

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

Cash Flows from Operating Activities - Cash generated from operating activities constitutes our primary source of liquidity and varies from year-to-year due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and recoveries provided through our various rate mechanisms. Net cash provided by operating activities was $148.8 million in 2013, $93.4 million in 2012 and $110.5 million in 2011.

Net cash provided by operations improved in 2013 as compared with 2012 primarily as a result of $26 million higher collections under regulatory clauses during 2013 that were under-recovered as a result of warmer-than-normal weather in 2012. Lower pension contributions also improved cash flows for 2013 by approximately $11 million as discussed in Note 11 to the financial statements.  The Company strives to keep its pension plans fully funded.  When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, the Company increases its contributions to supplant that funding shortfall.  While discount rates continued to decline, greater than expected asset performance during 2012 added significantly to improving the Company's funding status, which resulted in a decrease in the pension contribution during 2013. The Company contributed $9.1 million and $19.8 million to its pension plan in January 2013 and 2012, respectively.

Cash provided by operating activities declined in 2012 as compared with 2011 as a result of a  $19.8 million pension contribution that occurred in January 2012 coupled with the negative impact of warmer-than-normal weather on working capital. There were no pension contributions made by the Company in 2011. The December 2011 BGSS credit of $18.7 million also negatively impacted 2012 by reducing customer payments in early 2012. This was offset by lower natural gas costs, which resulted in lower cash requirements as inventory was being filled during the spring and summer months; and lower environmental remediation spending during 2012 as compared with 2011.

Cash Flows from Investing Activities - We have a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital expenditures was $161.5 million, $156.0 million and $142.6 million in 2013, 2012 and 2011, respectively, primarily due to infrastructure improvements that continue to support SJG’s growth.  The increased capital expenditures during the past three years were the direct result of the Company’s CIRT and AIRP programs which began in 2009.  See additional details under “Rates and Regulation.”

For capital expenditures, including those under the CIRT and AIRP, SJG will use short-term borrowings under both our commercial paper program and lines of credit from commercial banks to finance capital expenditures as incurred.  From time to time, the Company will refinance the short-term debt incurred to support capital expenditures with long-term debt.

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

In November 2013, SJG issued $50.0 million of 4.01% MTN's that will be due November 2030, and issued $30.0 million of 4.23% MTN's in January 2014 that will be due January 2030.

In October 2013, SJG filed a petition with the New Jersey Board of Public Utilities to issue up to $200.0 million of long term debt securities in various forms including MTN's and unsecured debt, with maturities of more than 12 months, over the next three years. This petition was approved in January 2014.

In September 2013, SJG received an equity infusion of $25.0 million from SJI. SJI contributed no capital to us in 2012 or 2011.

Credit facilities and available liquidity as of December 31, 2013 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper/Revolving Credit Facility	$200,000	$65,500	$134,500	May 2018

Uncommitted Bank Lines	10,000	—	10,000	August 2014

Total	$210,000	$65,500	$144,500

SJG renewed the uncommitted bank lines of credit during the third quarter 2013. SJG amended and extended its revolving credit facility during the third quarter of 2013; as a result, the maturity date was extended from May 2015 to May 2018.

The revolving credit facility contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1, measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of December 31, 2013.

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

Average borrowings outstanding under these credit facilities during the twelve months ended December 31, 2013 and 2012 were $91.4 million and $142.4 million, respectively.  The maximum amount outstanding under these credit facilities during the twelve months ended December 31, 2013 and 2012 were $121.9 million and $180.5 million, respectively.

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

In December 2011, SJG received approval from the BPU to issue up to $200.0 million in long-term debt under its MTN program by September 30, 2014. At the end of 2013, there was $30.0 million available to be issued under this program. SJG issued $30.0 million of 4.23% MTN's in January 2014, due January 2030, which utilized this remaining availability.

As of December 31, our capital structure was as follows:

	2013	2012
Common Equity	53%	49%
Long-Term Debt	41%	42%
Short-Term Debt	6%	9%

Total	100%	100%

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for capital expenditures for the year of 2013 amounted to $161.5 million. Management estimates net cash outflows for construction projects for 2014, 2015 and 2016, to be approximately $181.8 million, $231.1 million and $198.6 million, respectively.  Costs for remediation projects for the year of 2013 amounted to $0.4 million, net of recoveries from ratepayers.  Total cash outflows for remediation projects are expected to be $12.6 million, $23.8 million and $20.9 million for 2014, 2015, and 2016, respectively, prior to recoveries from ratepayers.  As discussed in Notes 3 and 12 to the Financial Statements in Item 8, environmental remediation costs are subject to recovery from ratepayers: however, recovery from insurance carriers has been exhausted as policy limits have been reached.

STANDBY LETTER OF CREDIT - SJG provided a $25.2 million letter of credit, under a separate credit facility from those it borrows under to provide liquidity support for the remarketing of variable-rate demand bonds issued through the NJEDA. The bonds were used to finance the expansion of SJG’s natural gas distribution system as discussed in Note 7 to the financial statements. The replacement letter of credit expires in August 2015, and as a result, the related bonds are included in long-term debt.

We have certain commitments for both pipeline capacity and gas supply for which we pay fees regardless of usage. Those commitments as of December 31, 2013, average $47.4 million annually and total $210.4 million over the contracts’ lives. Approximately 39% of the financial commitments under these contracts expire during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. We recover all prudently incurred fees through rates via the Basic Gas Supply Service clause.

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

The following table summarizes our contractual cash obligations and their applicable payment due dates as of December 31, 2013 (in thousands):

Contractual Cash Obligations	Total	Up to 1 Year	Years 2 & 3	Years 4 & 5	More than 5 Years
Principal Payments on Long-Term Debt	$475,000	$21,000	$38,818	$54,818	$360,364
Interest on Long-Term Debt	256,187	21,148	39,740	35,852	159,447
Operating Leases	181	151	30	—	—
Construction Obligations	6,381	6,381	—	—	—
Commodity Supply Purchase Obligations	239,152	69,033	87,483	32,689	49,947
New Jersey Clean Energy Program	8,673	8,673	—	—	—
Other Purchase Obligations	359	359	—	—	—

Total Contractual Cash Obligations	$985,933	$126,745	$166,071	$123,359	$569,758

Expected environmental remediation costs, asset retirement obligations and the liability for unrecognized tax benefits are not included in the table above as the total obligation cannot be calculated due to the subjective nature of these costs and timing of anticipated payments. SJG made contributions to its employee pension plans totaling $9.1 and $19.8 million in January 2013 and 2012, respectively.  However, future pension contributions beyond 2013 cannot be determined at this time. Our regulatory obligation to contribute $3.6 million annually to our postretirement benefit plans’ trusts, as discussed in Note 11 to the financial statements, is also not included as its duration is indefinite.

Off-Balance Sheet Arrangements - We have no off-balance sheet financing arrangements.

Pending Litigation - SJG is subject to claims which arise in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims.  The Company has accrued approximately $0.5 million related to all claims in the aggregate, as of both December 31, 2013 and 2012. Management does not believe that it is reasonably possible that there would be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims to have a material effect on our financial position, results of operations or liquidity.

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

We transact commodities on a physical and financial basis. South Jersey Resources Group, LLC (SJRG), an affiliate by common ownership, manages some of our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts through SJRG and another counterparty to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. The majority of our contracts are typically less than 12-months long. The fair value and maturity of these energy trading and hedging contracts determined using mark-to-market accounting as of December 31, 2013 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$1,131	$278	$1,409

Prices Provided by Other External Sources (Basis)	91	—	91

Total	$1,222	$278	$1,500

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$107	$48	$155

Prices Provided by Other External Sources (Basis)	604	—	604

Total	$711	$48	$759

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location.  Contracted volumes of our NYMEX contracts are 6.6 MMdt with a weighted-average settlement price of $4.00 per dt.  Contracted volumes of our Basis contracts are (1.4) MMdt with a weighted average settlement price of $0.68 per dt.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2013	$(1,929)
Contracts Settled During the Twelve Months ended December 31, 2013, Net	2,151
Other Changes in Fair Value from Continuing and New Contracts, Net	519
Net Derivatives — Energy Related Asset, December 31, 2013	$741

The change in our derivative position from a $1.9 million liability at December 31, 2012 to a $0.7 million asset at December 31, 2013 is primarily due to the settlement of prior period financial positions.

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at December 31, 2013, was $65.5 million and averaged $91.4 million during 2013. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $0.5 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2013 - 14 b.p. decrease; 2012 - 1 b.p. decrease; 2011 - 14 b.p. decrease; 2010 – 5 b.p. increase; and 2009 – 29 b.p. decrease. As of December 31, 2013, our average interest rate on short-term, variable-rate debt was 0.31%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of December 31, 2013, the interest costs on all of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative.  Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
South Jersey Gas Company
Folsom, New Jersey

We have audited the accompanying balance sheets of South Jersey Gas Company (the "Company") as of December 31, 2013 and 2012, and the related statements of income, comprehensive income, cash flows, and changes in common equity and comprehensive income for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)2.  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of South Jersey Gas Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 28, 2014

SOUTH JERSEY GAS COMPANY
STATEMENTS OF INCOME
(In Thousands)

	Year Ended December 31,
	2013	2012	2011
Operating Revenues	$446,480	$421,874	$412,449
Operating Expenses:
Cost of Sales (Excluding depreciation)	200,081	188,710	187,866
Operations	85,805	78,425	68,149
Maintenance	13,135	13,615	13,122
Depreciation	33,775	31,062	30,358
Energy and Other Taxes	7,862	8,300	10,291
Total Operating Expenses	340,658	320,112	309,786
Operating Income	105,822	101,762	102,663
Other Income and Expense	3,797	2,617	3,429
Interest Charges	(12,550)	(12,427)	(18,922)
Income Before Income Taxes	97,069	91,952	87,170
Income Taxes	(34,833)	(33,711)	(34,281)
Net Income	$62,236	$58,241	$52,889

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2013	2012	2011
Net Income	$62,236	$58,241	$52,889

Other Comprehensive Income (Loss), Net of Tax:*

Postretirement Liability Adjustment	2,286	(1,683)	(2,676)
Unrealized Gain (Loss) on Available-for-Sale Securities	103	500	(360)
Unrealized Gain on Derivatives - Other	27	27	27

Other Comprehensive Income (Loss) - Net of Tax*	2,416	(1,156)	(3,009)

Comprehensive Income	$64,652	$57,085	$49,880

* Determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net Income	$62,236	$58,241	$52,889
Provided by Operating Activities:
Depreciation and Amortization	48,261	44,171	41,959
Provision for Losses on Accounts Receivable	4,232	4,775	1,410
CIP Receivable	21,160	(18,106)	(1,289)
Deferred Gas Costs - Net of Recoveries	5,473	25,050	(37,343)
Deferred SBC Costs - Net of Recoveries	2,393	(4,183)	(4,402)
Environmental Remediation Costs - Net of Recoveries	(438)	(188)	(13,612)
Deferred and Noncurrent Income Taxes and Credits - Net	31,940	38,353	35,037
Gas Plant Cost of Removal	(6,092)	(2,133)	(1,590)
Pension Contribution	(9,100)	(19,757)	—
Changes in:
Accounts Receivable	(20,574)	(34,263)	37,428
Inventories	(7,153)	13,449	(6,285)
Prepaid and Accrued Taxes - Net	9,456	6,451	(7,831)
Other Prepayments and Current Assets	(476)	430	(1,420)
Gas Purchases Payable	9,306	(2,941)	(9,048)
Accounts Payable and Other Accrued Liabilities	(5,107)	(8,803)	21,079
Other Assets	(7,323)	(10,980)	(6,294)
Other Liabilities	10,565	3,807	9,789
Net Cash Provided by Operating Activities	148,759	93,373	110,477

Cash Flows from Investing Activities:
Capital Expenditures	(161,498)	(156,041)	(142,570)
Net Proceeds from Restricted Investments in Margin Account	588	930	2,103
Investment in Long-Term Receivables	(7,182)	(6,243)	(4,926)
Proceeds from Long-Term Receivables	5,764	8,182	6,312
Net Cash Used in Investing Activities	(162,328)	(153,172)	(139,081)

Cash Flows from Financing Activities:
Net (Repayments of) Borrowings from Short-Term Credit Facilities	(36,600)	(24,500)	67,700
Proceeds from Issuance of Long-Term Debt	50,000	120,000	—
Principal Repayments of Long-Term Debt	(25,000)	(35,000)	(25,000)
Premium for Early Retirement of Debt	—	(700)	—
Payments for Issuance of Long-Term Debt	(411)	(951)	(43)
Dividends on Common Stock	—	—	(12,664)
Additional Investment by Shareholder	25,000	—	—
Excess Tax Benefit (Tax Deficiency) from Restricted Stock Plan	(78)	124	85
Net Cash Provided by Financing Activities	12,911	58,973	30,078

Net (Decrease) Increase in Cash and Cash Equivalents	(658)	(826)	1,474
Cash and Cash Equivalents at Beginning of Period	2,678	3,504	2,030

Cash and Cash Equivalents at End of Period	$2,020	$2,678	$3,504

Supplemental Disclosures of Cash Flow Information
Interest (Net of Amounts Capitalized)	$12,234	$12,073	$20,068
Income Taxes (Net of Refunds)	$(5,056)	$(2,797)	$(1,044)

Supplemental Disclosures of Noncash Investing Activities
Property and equipment acquired on account but not paid at year-end	$20,055	$11,069	$12,171
The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
BALANCE SHEETS
(In Thousands)

	December 31, 2013	December 31, 2012
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$1,816,804	$1,658,790
Accumulated Depreciation	(392,029)	(373,199)

Property, Plant and Equipment - Net	1,424,775	1,285,591

Investments:
Available-for-Sale Securities	8,696	7,520
Restricted Investments	680	1,268

Total Investments	9,376	8,788

Current Assets:
Cash and Cash Equivalents	2,020	2,678
Accounts Receivable	60,317	49,071
Accounts Receivable - Related Parties	968	961
Unbilled Revenues	41,510	35,351
Provision for Uncollectibles	(4,553)	(3,985)
Natural Gas in Storage, average cost	20,811	13,896
Materials and Supplies, average cost	1,798	1,560
Deferred Income Taxes - Net	23,309	—
Prepaid Taxes	7,683	17,046
Derivatives - Energy Related Assets	1,222	464
Other Prepayments and Current Assets	3,819	3,343

Total Current Assets	158,904	120,385

Regulatory and Other Noncurrent Assets:
Regulatory Assets	296,081	352,656
Unamortized Debt Issuance Costs	6,523	6,663
Long-Term Receivables	10,252	9,336
Derivatives - Energy Related Assets	278	302
Other	2,937	2,738

Total Regulatory and Other Noncurrent Assets	316,071	371,695

Total Assets	$1,909,126	$1,786,459

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
BALANCE SHEETS
(In Thousands, except per share amounts)

	December 31, 2013	December 31, 2012
Capitalization and Liabilities
Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	225,972	201,050
Accumulated Other Comprehensive Loss	(10,869)	(13,285)
Retained Earnings	390,018	327,782

Total Common Equity	610,969	521,395

Long-Term Debt	454,000	425,000

Total Capitalization	1,064,969	946,395

Current Liabilities:
Notes Payable	65,500	102,100
Current Portion of Long-Term Debt	21,000	25,000
Accounts Payable - Commodity	24,232	14,926
Accounts Payable - Other	32,072	25,498
Accounts Payable - Related Parties	6,638	5,872
Derivatives - Energy Related Liabilities	711	2,615
Deferred Income Taxes - Net	—	10,432
Customer Deposits and Credit Balances	15,089	17,450
Environmental Remediation Costs	15,422	19,203
Taxes Accrued	1,767	1,674
Pension Benefits	1,241	1,236
Interest Accrued	6,039	6,277
Other Current Liabilities	5,629	6,492

Total Current Liabilities	195,340	238,775

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	60,949	56,517
Deferred Income Taxes - Net	380,975	310,357
Environmental Remediation Costs	104,070	88,207
Asset Retirement Obligations	41,178	38,892
Pension and Other Postretirement Benefits	48,197	89,193
Investment Tax Credits	360	618
Derivatives - Energy Related Liabilities	48	80
Derivatives - Other	3,735	7,761
Other	9,305	9,664

Total Regulatory and Other Noncurrent Liabilities	648,817	601,289

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,909,126	$1,786,459

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CHANGES IN COMMON EQUITY AND COMPREHENSIVE INCOME
(In Thousands)

	Common Stock	Other Paid-In Capital and Premium on Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2011	$5,848	$200,841	$(9,120)	$229,316	$426,885
Net Income				52,889	52,889
Other Comprehensive Loss, Net of Tax: (a)			(3,009)		(3,009)
Cash Dividends Declared – Common Stock				(12,664)	(12,664)
Additional Investment by Shareholder		—			—
Excess Tax Benefit from Restricted Stock Plan		85			85

Balance at December 31, 2011	5,848	200,926	(12,129)	269,541	464,186
Net Income				58,241	58,241
Other Comprehensive Loss, Net of Tax: (a)			(1,156)		(1,156)
Cash Dividends Declared – Common Stock				—	—
Additional Investment by Shareholder		—			—
Excess Tax Benefit from Restricted Stock Plan		124			124

Balance at December 31, 2012	5,848	201,050	(13,285)	327,782	521,395
Net Income				62,236	62,236
Other Comprehensive Income, Net of Tax: (a)			2,416		2,416
Cash Dividends Declared – Common Stock				—	—
Additional Investment by Shareholder		25,000			25,000
Tax Deficiency from Restricted Stock Plan		(78)			(78)

Balance at December 31, 2013	$5,848	$225,972	$(10,869)	$390,018	$610,969

 (a)  Determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the financial statements.

Disclosure of Changes in Accumulated Other Comprehensive Loss Balances (a)
(In Thousands)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2011	$(8,599)	$154	$(675)	$(9,120)
Changes During Year	(2,676)	(360)	27	(3,009)
Balance at December 31, 2011	(11,275)	(206)	(648)	(12,129)
Changes During Year	(1,683)	500	27	(1,156)
Balance at December 31, 2012	(12,958)	294	(621)	(13,285)
Changes During Year	2,286	103	27	2,416
Balance at December 31, 2013	$(10,672)	$397	$(594)	$(10,869)

(a)  Determined using a combined statutory tax rate of 41%.

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Entity - South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of South Jersey Gas Company (SJG). In our opinion, the financial statements reflect all normal and recurring adjustments needed to fairly present our financial position and operating results at the dates and for the periods presented.

Certain reclassifications have been made to the prior periods regulatory assets disclosure to conform to the current period presentation. The deferred pipeline integrity cost previously included in "Other Regulatory Assets" was reclassified to the line item "Pipeline Integrity Cost" in the regulatory asset table disclosed in Note 4.

Equity Investments - Marketable equity securities that are purchased as long-term investments are classified as Available-for-Sale Securities and carried at their fair value on our balance sheets. Any unrealized gains or losses are included in Accumulated Other Comprehensive Loss.  An impairment loss is recorded when there is clear evidence that a decline in value is other than temporary.   No impairment losses were recorded on Investments during 2013, 2012 or 2011.

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

Revenue and Throughput-Based Taxes - We collect certain revenue-based energy taxes from our customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). We also collect a throughput-based energy tax from customers in the form of a Transitional Energy Facility Assessment (TEFA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. TEFA and PUA are included in both revenues and cost of sales and totaled $5.2 million, $6.0 million and $8.0 million in 2013, 2012 and 2011, respectively. TEFA is subject to a planned phase-out, which decreased the assessment in increments of 25.0% in 2013 and 2012 and is eliminated after December 31, 2013.

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

Property, Plant & Equipment - For regulatory purposes, utility plant is stated at original cost, which may be different than our cost if the assets were acquired from another regulated entity. The cost of adding, replacing and renewing property is charged to the appropriate plant account. Utility Plant balances as of December 31, 2013 and 2012 were comprised of the following (in thousands):

	2013	2012
Utility Plant:
Production Plant	$296	$296
Storage Plant	22,538	20,316
Transmission Plant	248,074	250,886
Distribution Plant	1,417,939	1,297,619
General Plant	53,162	49,586
Other Plant	1,855	1,855
Utility Plant in Service	1,743,864	1,620,558
Construction Work in Progress	72,940	38,232
Total Utility Plant	$1,816,804	$1,658,790

The increase in Utility Plant in Service is related to projects for distribution, some of which are part of the Company's Capital Investment Recovery Tracker (CIRT) and Accelerated Infrastructure Replacement Program (AIRP), as discussed under Note 3. The increase in Construction Work in Progress is primarily related to information technology projects.

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

ARO activity during 2013 and 2012 was as follows (in thousands):

	2013	2012
ARO as of January 1,	$38,892	$29,388
Accretion	1,514	1,870
Additions	743	989
Settlements	(1,630)	(1,603)
Revisions in Estimated Cash Flows *	1,659	8,248
ARO as of December 31,	$41,178	$38,892
* The revision in estimated cash flows in 2013 reflects an increase in the inflation rate used to determine the ARO settlement amount. In 2012, the revision in estimated cash flows reflected increases in the contractual cost as well as changes in the discount rates used to determine the ARO. A corresponding increase was made to regulatory assets, thus having no impact on earnings.

Depreciation - We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.3% in 2013, 2.4% in 2012 and 2.3% in 2011. The actual composite rate may differ from the approved rate as the asset mix changes over time. Except for retirements outside of the normal course of business, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage.

Capitalized Interest - We capitalize interest on construction at the rate of return on rate base utilized by the BPU to set rates in our last base rate proceeding (See Note 3). Capitalized interest is included in Utility Plant on the balance sheets. Interest Charges are presented net of capitalized interest on the statements of income.  We capitalized interest of $8.2 million in 2013, $6.5 million in 2012 and $1.1 million in 2011. The increase in 2013 represents the interest on the Company's investment in Utility Plant under the BPU-approved CIRT and AIRP programs. Under the CIRT and AIRP, qualified capital expenditures continued to accrue interest on construction until such projects were rolled into customer rates and recovery of the expenditures commenced.

All CIRT program investments have been rolled into rate base and the CIRT program is now concluded. See Note 3 for additional discussion of the CIRT programs.

Impairment of Long-Lived Assets - We review the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the years ended 2013, 2012 and 2011, no significant impairments were identified.

Derivative Instruments - SJG, through its affiliate, South Jersey Resources Group (SJRG) and another counterparty, uses a variety of derivative instruments to limit its exposure to market risk in accordance with strict guidelines (See Note 14).  These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives – Energy Related Assets or Derivatives – Energy Related Liabilities on the balance sheets.  The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval.  As a result, the net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the balance sheets.

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

NEW ACCOUNTING PRONOUNCEMENTS - Other than as described below, no new accounting pronouncement issued or effective during 2013, 2012 or 2011 had, or is expected to have, a material impact on the financial statements.

In January 2012, the FASB issued Accounting Standards Update (ASU) 2011-11, Enhanced Disclosure Requirements Concerning Offsetting of Financial Assets and Financial Liabilities. This ASU amends ASC 210-20 to add disclosure requirements in respect of the offsetting of financial assets and financial liabilities. In February 2013, the FASB issued ASU 2013-01 Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which amends and clarifies the scope of the balance sheet offsetting disclosures required through ASU 2011-11. The new guidance was effective for fiscal years beginning on or after January 1, 2013. The adoption of this guidance modified the disclosures around derivative instruments, but did not have an impact on the Company's financial statement results.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU expands the disclosure requirements in ASC 220 and requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective lines in net income. The ASU requires an entity to present information about significant items reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented, or as a separate disclosure in the notes to the financial statements. The new guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this guidance modified the disclosures around accumulated other comprehensive income, but did not have an impact on the Company's financial statement results.

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

The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at December 31, 2013, and the assumptions used to estimate the fair value of the awards:

Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Jan. 2012 - TSR	3,533	$51.23	22.5%	0.43%
Jan. 2012 - EPS	3,533	$56.93	n/a	n/a
Jan. 2013 - TSR	4,001	$44.38	21.1%	0.40%
Jan. 2013 - EPS	4,001	51.18	n/a	n/a

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

The cost for restricted stock awards was $0.4 million in each of the years 2013, 2012 and 2011. Of these costs, $0.2 million was capitalized to Utility Plant in each of those years.

As of December 31, 2013, there was $0.4 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes information regarding restricted stock award activity during 2013, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2013	15,108	$52.55

Granted	9,324	$47.78
Vested*	(7,116)	$50.94
Cancelled / Forfeited	(2,248)	$50.02
Nonvested Shares Outstanding, December 31, 2013	15,068	$50.73

* Performance targets during the 3-year vesting period were not attained for the January 2011 grant. As a result, no shares will be awarded in 2014.

During 2013, SJG awarded 12,901 shares that had vested at December 31, 2012, to its officers and other key employees at a market value of $0.6 million. During 2012, SJG awarded 7,098 shares at a market value of $0.4 million. SJG has a policy of making cash payments to SJI to satisfy its obligations under this plan. Cash payments to SJI during 2013 and 2012 were approximately $0.4 million and $0.3 million, respectively, relating to stock awards. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

3.	RATES AND REGULATORY ACTIONS:

Base Rates - SJG is subject to the rules and regulations of the BPU.  In September 2010, the BPU granted SJG a base rate increase of $42.1 million, which was predicated, in part, upon an 8.21% rate of return on rate base that included a 10.3% return on common equity.  The $42.1 million includes $16.6 million of revenue previously recovered through the Conservation Incentive Program (CIP) and $6.8 million of revenues previously recovered through the Capital Investment Recovery Tracker (CIRT), resulting in incremental revenue of $18.7 million.  SJG was permitted to recover regulatory assets contained in its petition and defer certain federally mandated pipeline integrity management program costs for recovery in its next base rate case.  In addition, annual depreciation expense will be reduced by $1.2 million as a result of the amortization of excess cost of removal recoveries.  The BPU also authorized a Phase II of the base rate proceeding to review the costs of CIRT projects not rolled into rate base in the September 2010 settlement. A proceeding took place in 2013 to roll into base rates the remaining $22.5 million of CIRT I project costs that were not included in the 2010 rate increase, as well as CIRT II and III investments totaling $95.0 million that were made subsequent to the 2010 base rate case. These costs were rolled into rate base and reflected in base rates effective October 2013.

In November 2013, we filed a base rate case with the BPU to increase our base rates to obtain a certain level of return on our capital investments. We expect the base rate case to be concluded during 2014. Other than the CIRT items discussed above, we have not sought a base rate increase from the BPU since the implementation of our base rate case approved in September 2010.

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

•	December 2011 - We credited the accounts of our periodic BGSS customers with refunds totaling $18.7 million due to gas costs that were lower than projections.

•	May 2012 - The BPU issued an Order finalizing the 2011-2012 provisional BGSS rates.

•	June 2012 - We filed our annual BGSS filing with the BPU requesting a $27.0 million, or 8.8%, reduction in gas cost recoveries commencing on October 1, 2012.

•	September 2012 - The BPU issued an Order approving, on a provisional basis, SJG's request for a $27.0 million, or 8.8%, reduction in gas cost recoveries.

•	January 2013 - We credited the accounts of our periodic BGSS customers with refunds totaling $9.4 million due to gas costs that were lower than projections.

•	May 2013 - We filed our annual BGSS filing with the BPU requesting a $0.6 million reduction in gas cost recoveries.

•	September 2013 - The BPU issued an Order approving, on a provisional basis, SJG’s request for a $0.6 million reduction in gas cost recoveries.

•	January 2014 - We credited the accounts of our periodic BGSS customer with refunds totaling $11.2 million due to gas costs that were lower than projected.

Conservation Incentive Program (CIP) - The primary purpose of the CIP is to promote conservation efforts, without negatively impacting financial stability, and to base our profit margin on the number of customers rather than the amount of natural gas distributed to customers. In October 2006, the BPU approved the CIP as a three-year pilot program. In January 2010, the BPU approved an extension of this program through September 2013, with an automatic one year extension through September 2014 if a request for an extension was filed by March 2013. A petition was filed in March 2013 to extend the CIP program. Each CIP year begins October 1 and ends September 30 of the subsequent year. On a monthly basis during the CIP year, we record adjustments to earnings based on weather and customer usage factors, as incurred. Subsequent to each year, we make filings with the BPU to review and approve amounts recorded under the CIP. BPU approved cash inflows or outflows generally will not begin until the next CIP year.

Regulatory actions regarding the CIP were as follows:

•
June 2011 - We made our annual CIP filing with the BPU requesting recovery of $2.5 million, which includes a $2.7 million credit to customers for the current 2011-2012 CIP year and prior year carryovers of $5.2 million. The CIP credit of $2.7 million includes $1.3 million non-weather related credits and $1.4 million weather related credits.

•
September 2011 - The BPU issued an Order finalizing the 2010-2011 provisional CIP rates and also approved, on a provisional basis, the 2011-2012 CIP rates filed in June 2011, effective October 1, 2011.

•	May 2012 - The BPU issued an Order finalizing the 2011-2012 provisional CIP rates.

•	June 2012 - We made our annual CIP filing with the BPU requesting recovery of $28.0 million, which includes a $8.4 million non-weather related recovery and a $19.6 million weather related recovery.

•	September 2012 - The BPU issued an Order approving, on a provisional basis, the 2012-2013 CIP rates filed in June 2012, effective October 1, 2012.

•	March 2013 - We filed a joint petition with another utility requesting modification to, and the continuation of, the CIP program effective October 1, 2013.

•
May 2013 - We made our annual CIP filing with the BPU requesting a reduction in revenue of $17.8 million, which includes a $2.3 million reduction in non-weather related recovery and a $15.5 million reduction in weather related recovery.

•	September 2013 - The BPU issued an Order approving, on a provisional basis, the 2013-2014 CIP rates filed in May 2013, effective October 1, 2013.

Capital Investment Recovery Tracker (CIRT) - In January 2009, we made a filing with the BPU requesting approval for an accelerated infrastructure investment program.  The purpose of the CIRT was to accelerate $103.0 million of capital expenditures from five years to two years.  The petition requested that we be allowed to earn a return of, and a return on, our investment.  Under the CIRT, 2009 spending was projected to be $70.5 million and 2010 spending was projected to be $32.5 million.  In September 2010, the BPU authorized $81.3 million of CIRT-related expenditures to be rolled into rate base and also authorized that the remaining balance of CIRT-related expenditures continue to be recovered.  These remaining expenditures were reviewed and rolled into rate base during Phase II of the base rate case. On a monthly basis during the CIRT year, we recorded adjustments to earnings based on actual CIRT program expenditures, as incurred.  Annually we made filings with the BPU for review and approval of expenditures recorded under the CIRT.

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

•
September 2013 - The BPU approved the base rate roll in of the CIRT I, II and III program investments effective October 2013, resulting in a $15.5 million increase in annual revenue. This approval also concluded Phase II of the 2010 base rate case.

All CIRT program investments have been rolled into rate base and the CIRT program is now concluded.

Accelerated Infrastructure Replacement Program (AIRP) - In July 2012, the company filed a petition to implement a five-year, $250.0 million Accelerated Infrastructure Replacement Program to replace the annual CIRT programs. In February 2013, the BPU issued a Board Order approving a $141.2 million program to replace cast iron and unprotected bare steel mains and services over a four year period, with annual investments of approximately $35.3 million. Pursuant to the Board Order, AIRP investments are to be reviewed and included in rate base in future base rate proceedings.

Storm Hardening and Reliability Program (SHARP) - In September 2013, we filed with the BPU an asset hardening program pursuant to which SJG will invest approximately $280.0 million over seven years to replace low pressure distribution mains and services with high pressure mains and services in coastal areas that are susceptible to flooding during major storm events. This petition is currently pending.

Energy Efficiency Tracker (EET) - In January 2009, we filed a petition with the BPU requesting approval of an Energy Efficiency Program (EEP I) for residential, commercial and industrial customers.  The BPU approved this petition in July 2009. Under this program we were permitted to invest $17.0 million over two years in energy efficiency measures to be installed in customer homes and businesses. We also recover incremental operating and maintenance expenses and earn a return of, and return on, program investments.

Regulatory actions regarding the EET were as follows:

•
November 2010 - We filed a petition with the BPU requesting a one year extension of the program and a reallocation of investment dollars between the EET programs to fund the more popular programs. In January 2011, SJG’s request to reallocate investment dollars between the programs and a one year extension was approved by the BPU.

•	June 2011 - We filed our annual 2011-2012 petition requesting approval of a $4.7 million increase in EET recovery. This petition was approved in September 2012, with rates effective October 1, 2012.

•	October 2011 - We filed a petition requesting a modification of the EET with regards to the Combined Heat and Power (CHP) program. The BPU approved this petition in February 2012.

•
May 2012 - We filed a petition requesting the approval of a new Energy Efficiency Program (“EEP II”) and to continue our existing EET to recover all costs associated with the EEP II through a $3.1 million increase in annual revenues. These programs provide customers with increased incentives to reduce their natural gas consumption. In June 2013, the BPU approved the EEP II program in the form of an extension of the existing EEP program, permitting SJG to invest $24.0 million in energy efficiency programs through June 2015. The BPU also approved in June 2013 an extension of the EET with a $2.1 million revenue increase effective July 2013.

•
June 2012 - We filed a petition requesting a continuation of the original Energy Efficiency Program (“EEP I”) to bridge the gap between the expiration of the EEP I program on April 30, 2012, and the implementation of the proposed new EEP II program. This petition was approved by the BPU in August 2012. Also in June 2012, SJG filed its 2012 - 2013 annual EET rate adjustment petition requesting a $5.8 million increase in annual revenues to recover the costs associated with its EEP I program. This petition is still pending.

•	May 2013 - we filed our annual petition requesting an increase of $2.2 million for current EET programs. This petition is still pending.

Societal Benefits Clause (SBC) - The SBC allows us to recover costs related to several BPU-mandated programs. Within the SBC are a Remediation Adjustment Clause (RAC), a New Jersey Clean Energy Program (NJCEP), a Universal Service Fund (USF) program and a Consumer Education Program (CEP).

Regulatory actions regarding the SBC, with the exception of USF which requires separate regulatory filings, were as follows:

•	July 2011 - We made our annual 2011-2012 SBC filing requesting a $31.2 million increase in SBC recoveries. The BPU approved this filing in July 2013.

•	September 2011 - The BPU finalized rates for the 2008-2009 and 2009-2010 SBC petitions.

•	July 2012 - We made our annual 2012-2013 SBC filing requesting an $11.8 million increase in SBC recoveries. The BPU approved this filing in July 2013.

•	September 2012 - The BPU finalized rates for the 2010-2011 SBC petition effective October 1, 2012.

•	July 2013 - We made our annual 2013-2014 SBC filing requesting a $6.4 million decrease in SBC revenues. This petition is still pending.

Remediation Adjustment Clause (RAC) - The RAC recovers environmental remediation costs of 12 former gas manufacturing plants (See Note 12). The BPU allows us to recover such costs over seven-year amortization periods. The net between the amounts actually spent and amounts recovered from customers is recorded as a regulatory asset, Environmental Remediation Cost Expended - Net. Note that RAC activity affects revenue and cash flows but does not directly affect earnings because of the cost recovery over seven-year amortization periods. As of December 31, 2013 and 2012, we reflected the unamortized remediation costs of $29.9 million and $37.9 million, respectively, on the balance sheet under Regulatory Assets (See Note 4). Since implementing the RAC in 1992, we have recovered $92.6 million through rates.

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

•
June 2013 - We made our annual USF filing, along with the state’s other electric and gas utilities, proposing to decrease the statewide gas revenues by $29.4 million. This proposal was designed to decrease our annual USF revenue by $3.7 million.

•
September 2013 - The BPU approved the statewide USF budget of $54.4 million for all the State’s gas utilities.  Our portion of the total is approximately $5.8 million, which decreased rates effective October 1, 2013, resulting in a $3.4 million decrease to our USF recoveries.

Other Regulatory Matters -

Unbundling - In 2000, the BPU approved full unbundling of our system. This allows all natural gas consumers to select their natural gas commodity supplier. As of December 31, 2013, 47,074 of our customers were purchasing their gas commodity from someone other than us. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer. The resulting decrease in our revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect our net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that we still recover cost of service, including certain deferred costs, through base rates.

Pipeline Integrity - In October 2005, we filed a petition with the BPU to implement a Pipeline Integrity Management Tracker (Tracker). The purpose of this Tracker was to recover incremental costs to be incurred by us as a result of new federal regulations, which are aimed at enhancing public safety and reliability. The regulations require that utilities use a comprehensive analysis to assess, evaluate, repair and validate the integrity of certain transmission lines in the event of a leak or failure. As part of our September 2010 base rate increase, we were permitted to recover previously deferred pipeline integrity costs incurred through September 2010.  In addition, we are authorized to defer future program costs, including related carrying costs, for recovery in our next base rate proceeding, subject to review by the BPU.  Accordingly, SJG withdrew its petition for the Pipeline Integrity Management Tracker.  As of December 31, 2013 and 2012, deferred pipeline integrity costs totaled $2.8 million and $1.6 million, respectively, and are included in other regulatory assets (See Note 4).

Superstorm Sandy - In June 2013, we filed a petition requesting deferral of incremental operating and maintenance expenses incurred due to Superstorm Sandy. These costs totaled $0.7 million and are expected to be recovered in SJG’s next base rate case. This petition is currently pending.

Filings and petitions described above are still pending unless otherwise indicated.

4.	REGULATORY ASSETS AND LIABILITIES:

The discussion under Note 3, Rates and Regulatory Actions, is integral to the following explanations of specific regulatory assets and liabilities.

Regulatory Assets consisted of the following items (in thousands):

	2013	2012
Environmental Remediation Costs:
Expended - Net	$29,945	$37,892
Liability for Future Expenditures	119,492	107,410
Deferred Asset Retirement Obligation Costs	31,142	30,199
Deferred Pension and Other Postretirement Benefit Costs	59,284	95,897
Conservation Incentive Program Receivable	10,526	31,686
Societal Benefit Costs Receivable	10,408	12,801
Premium for Early Retirement of Debt	955	1,075
Deferred Interest Rate Contracts	3,735	7,761
Energy Efficiency Tracker	10,420	12,306
Pipeline Supplier Service Charges	7,106	8,771
Pipeline Integrity Cost	2,902	1,584
Other Regulatory Assets	10,166	5,274

Total Regulatory Assets	$296,081	$352,656

Except where noted below, all regulatory assets are or will be recovered through utility rate charges, as detailed in the following discussion. We are currently permitted to recover interest on our Environmental Remediation Costs, Societal Benefit Costs Receivable, Energy Efficiency Tracker and Pipeline Integrity Costs, while the other assets are being recovered without a return on investment.

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

Premium for Early Retirement of Debt - At December 31, 2013, this regulatory asset represents unamortized debt issuance costs related to long-term debt refinancings. Unamortized debt issuance costs are being amortized over the term of the new debt issue pursuant to regulatory approval by the BPU.

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

Pipeline Integrity Cost - As part of our September 2010 base rate increase, we were permitted to recover previously deferred pipeline integrity costs incurred through September 2010. In addition, we are authorized to defer future program costs, including related carrying costs, for recovery in our next base rate proceeding, subject to review by the BPU (see Note 3).

Other Regulatory Assets - Some of the assets included in Other Regulatory Assets are currently being recovered from ratepayers as approved by the BPU. Management believes the remaining deferred costs are probable of recovery from ratepayers through future utility rates.

Regulatory Liabilities at December 31 consisted of the following items (in thousands):

	2013	2012
Excess Plant Removal Costs	$40,029	$45,593
Deferred Revenue - Net	19,067	10,924
Other Regulatory Liabilities	1,853	—

Total Regulatory Liabilities	$60,949	$56,517

Excess Plant Removal Costs – Represents amounts accrued in excess of actual utility plant removal costs incurred to date.  As part of our September 2010 base rate increase, we are required to amortize approximately $1.2 million of this balance to depreciation expense each year.

Deferred Revenues – Net - Over/under collections of gas costs are monitored through our BGSS mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability (See Note 3). Derivative contracts used to hedge our natural gas purchases are also included in the BGSS, subject to BPU approval (See Note 14). The increase from a $10.9 million regulatory liability at December 31, 2012 to a $19.1 million regulatory liability at December 31, 2013 was due to gas costs recovered from customers exceeding the actual cost of the commodity incurred during 2013.

Other Regulatory Liabilities – All other regulatory liabilities are subject to being returned to ratepayers in future rate proceedings.

5.	RELATED PARTY TRANSACTIONS:

We conducted business with our parent, SJI, and several other related parties. A description of each of these affiliates and related transactions is as follows:

SJI Services, LLC (SJIS) - a wholly owned subsidiary of SJI, provides services, such as information technology, human resources, corporate communications, materials purchasing and fleet management to SJI and all of its subsidiaries.

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

Millennium Account Services, LLC (Millennium) - a partnership between SJI and Pepco Holdings, Inc, which reads our utility customers’ meters on a monthly basis for a fee.

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

	2013	2012	2011
Operating Revenues/Affiliates:
SJRG	$1,390	$884	$6,532
Other	1,299	851	716
Total Operating Revenues/Affiliates	$2,689	$1,735	$7,248

Related party transactions, excluding pass-through items, included in Operating Expenses were as follows (in thousands):

	2013	2012	2011
Costs of Sales/Affiliates
(Excluding depreciation):
SJRG	$14,959	$9,083	$33,768
Derivative Losses (See Note 1):
SJRG	$887	$15,407	$12,872
Operations Expense/Affiliates:
SJI	$11,990	$10,870	$9,941
SJIS	5,531	5,397	4,956
Millennium	2,686	3,149	3,076
Other	(428)	(500)	(448)
Total Operations Expense/Affiliates	$19,779	$18,916	$17,525

6.	INCOME TAXES AND CREDITS:

Total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory Federal income tax rate to pre-tax income for the following reasons (in thousands):

	2013	2012	2011
Tax at Statutory Rate	$33,974	$32,183	$30,510
Increase (Decrease) Resulting from:
State Income Taxes	4,833	5,302	5,316
Amortization of Investment Tax Credits	(258)	(287)	(302)
ESOP Dividend	(1,058)	(1,027)	(956)
AFUDC	(916)	(1,048)	(729)
Amortization of Flowthrough Depreciation	—	—	526
Other - Net	(1,742)	(1,412)	(84)
Net Income Taxes	$34,833	$33,711	$34,281

The provision for Income Taxes is comprised of the following (in thousands):

	2013	2012	2011
Current:
Federal	$(53)	$(4,635)	$(924)
State	2,946	(7)	168
Total Current	2,893	(4,642)	(756)
Deferred:
Federal	27,707	30,477	27,329
State	4,491	8,163	8,010
Total Deferred	32,198	38,640	35,339
Investment Tax Credits	(258)	(287)	(302)
Net Income Taxes	$34,833	$33,711	$34,281

Investment Tax Credits are deferred and amortized at the annual rate of 3%, which approximates the life of related assets.

The net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in the following net deferred tax liabilities at December 31 (in thousands):

	2013	2012
Current:
Net Operating Loss Carryforward	$(27,600)	$(2,586)
Budget Billing - Customer Accounts	1,152	1,033
Provision for Uncollectibles	(1,726)	(1,409)
Conservation Incentive Program	4,631	13,942
Section 461 Prepayments	1,156	930
Other	(922)	(1,478)
Current Deferred Tax (Asset) Liability - Net	$(23,309)	$10,432
Noncurrent:
Book Versus Tax Basis of Property	$371,684	$323,470
Deferred Fuel Costs - Net	1,330	3,325
Environmental Remediation	14,392	17,643
Deferred Regulatory Costs	13,665	15,374
Deferred State Tax	(15,471)	(15,106)
Investment Tax Credit Basis Gross-Up	(185)	(318)
Deferred Pension & Other Post Retirement Benefits	24,218	39,174
Pension & Other Post Retirement Benefits	(14,152)	(28,846)
Deferred Revenues	(9,266)	(8,922)
Net Operating Loss Carryforward	(8,764)	(35,901)
Other	3,524	464
Noncurrent Deferred Tax Liability – Net	$380,975	$310,357

SJG is included in the consolidated federal income tax return filed by SJI. The actual taxes, including credits, are allocated by SJI to its subsidiaries, generally on a separate return basis except for net operating loss and credit carryforwards. As of December 31, 2013 there were no income taxes due from SJI. As of December 31, 2012 income taxes due from SJI were approximately $4.6 million and are included in the balance sheets under the caption, Prepaid Taxes.

As of December 31, 2013, SJG has total federal net operating loss carryforwards of $103.7 million; $99.4 million of the federal NOL will expire in 2031 and $4.3 million will expire in 2032. A valuation allowance is recorded when it is more likely than not that any of our deferred income tax assets will not be realized. We believe that we will generate sufficient future taxable income to realize the income tax benefits related to our deferred tax assets.

A reconciliation of unrecognized tax benefits is as follows (in thousands):

	2013	2012	2011
Balance at January 1,	$503	$421	$478
Increase as a result of tax position taken in prior years	44	82	119
Decrease due to a lapse in the statue of limitations	—	—	(90)
Settlements	—	—	(86)
Balance at December 31,	$547	$503	$421

The total unrecognized tax benefits as of December 31, 2013 were $0.5 million, not including $0.6 million of accrued interest and penalties.  The total unrecognized tax benefits as of December 31, 2012 were $0.5 million not including $0.6 million of accrued interest and penalties. The total unrecognized tax benefits as of December 31, 2011 were $0.4 million, not including $0.6 million of accrued interest and penalties. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not significant.  Our policy is to record interest and penalties related to unrecognized tax benefits as interest expense and other expense respectively. These amounts were not significant in 2013, 2012 or 2011. There have been no material changes to the unrecognized tax benefits during 2013, 2012 or 2011 and we do not anticipate any significant changes in the total unrecognized tax benefits within the next 12 months.

The unrecognized tax benefits are primarily related to an uncertainty of state income taxes.  Federal income tax returns from 2009 forward and state income tax returns from 2012 forward are open and subject to examination.

7.	LONG-TERM DEBT:

A schedule of our long-term debt as of December 31, including current maturities, is as follows (in thousands):

		2013	2012
Long-Term Debt (A):
First Mortgage Bonds: (B)
4.46%	Series due 2013 (C)	$—	$10,500
5.027%	Series due 2013 (C)	—	14,500
4.52%	Series due 2014	11,000	11,000
5.115%	Series due 2014	10,000	10,000
5.387%	Series due 2015	10,000	10,000
5.437%	Series due 2016	10,000	10,000
4.60%	Series due 2016	17,000	17,000
4.657%	Series due 2017	15,000	15,000
7.97%	Series due 2018	10,000	10,000
7.125%	Series due 2018	20,000	20,000
5.587%	Series due 2019	10,000	10,000
3.00%	Series due 2024	50,000	50,000
3.03%	Series due 2024	35,000	35,000
3.63%	Series due 2025	10,000	10,000
4.84%	Series due 2026	15,000	15,000
4.93%	Series due 2026	45,000	45,000
4.03%	Series due 2027	45,000	45,000
4.01%	Series due 2030 (D)	50,000	—
3.74%	Series due 2032	35,000	35,000
5.55%	Series due 2033	32,000	32,000
6.213%	Series due 2034	10,000	10,000
5.45%	Series due 2035	10,000	10,000
Series A 2006 Tax-Exempt First Mortgage Bonds
Variable Rate, due 2036 (E)		25,000	25,000
Total Long-Term Debt Outstanding		475,000	450,000
Less Current Maturities (A)		(21,000)	(25,000)
Long-Term Debt		$454,000	$425,000

(A)
Long-term debt maturities and sinking funds requirements for the succeeding five years are as follows (in thousands): 2014, $21,000; 2015, $10,909; 2016, $27,909; 2017, $15,909; 2018, $38,909 .Our long-term debt agreements contain no financial covenants.

(B)	Our First Mortgage dated October 1, 1947, as supplemented, securing the First Mortgage Bonds constitutes a direct first mortgage lien on substantially all utility plant.

(C)	In July 2013, SJG called its $10.5 million, 4.46% Medium Term Notes (MTN) due July 2013 and $14.5 million, 5.027% MTN due September 2013.

(D)	In November 2013, SJG issued $50.0 million of 4.01% aggregate principal amount of MTN due November 2030.

(E)
These variable rate demand bonds bear interest at a floating rate that resets weekly. The interest rate as of December 31, 2013 was 0.07%. Liquidity support on these bonds is provided under a separate letter of credit facility that expires in August, 2015. These bonds contain no financial covenants.

In December 2011, SJG received approval from the BPU to issue up to $200.0 million in long-term debt under its MTN program by September 30, 2014. As of December 31, 2013, $30.0 million was available under this program. In January 2014, SJG issued the remaining $30.0 million aggregate principle amount of 4.23% MTN's due January 2030. We retire debt when it is cost effective as permitted by the debt agreements.

8.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of both December 31, 2013 and December 31, 2012, the escrowed proceeds, including interest earned, totaled $0.1 million. SJG established a margin account with SJRG in conjunction with SJG's risk management activities as detailed in Note 14. The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with SJRG changes. As of December 31, 2013 and December 31, 2012, the balance held with SJRG totaled $0.5 million and $1.1 million, respectively. During March 2013, SJG established a margin account with a counterparty in conjunction with SJG's risk management activities as detailed in Note 14. The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with this counterparty changes. The carrying amounts of the Restricted Investments approximate their fair value at December 31, 2013 and December 31, 2012, which would be included in Level 1 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities).

LONG-TERM RECEIVABLES – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $15.0 million and $13.6 million as of December 31, 2013 and December 31, 2012, respectively.  The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the balance sheets.  The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.3 million as of both December 31, 2013 and December 31, 2012.  The annual amortization to interest is not material to SJG’s financial statements.  The carrying amounts of these receivables approximate their fair value at December 31, 2013 and December 31, 2012, which would be included in Level 2 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities).

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJG's financial instruments that are not carried at fair value, including those financial instruments disclosed in this footnote, approximate their fair values at December 31, 2013 and December 31, 2012, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJG at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy. See Note 13 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJG's long-term debt, including current maturities, as of December 31, 2013 and December 31, 2012, were $486.5 million and $502.0 million, respectively.  The carrying amounts of SJG's long-term debt, including current maturities, as of December 31, 2013 and December 31, 2012, were $475.0 million and $450.0 million, respectively.

9.	LINES OF CREDIT:

Credit facilities and available liquidity as of December 31, 2013 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper Program/ Revolving Credit Facility	$200,000	$65,500	$134,500	May 2018
Uncommitted Bank Lines	10,000	—	10,000	August 2014

Total	$210,000	$65,500	$144,500

SJG renewed the uncommitted bank line of credit during the third quarter 2013. Also, SJG amended and extended its revolving credit facility during the third quarter of 2013; as a result, the maturity date was extended from May 2015 to May 2018.

The SJG facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of December 31, 2013.

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

Average borrowings outstanding under these credit facilities, not including letters of credit, during the twelve months ended December 31, 2013 and 2012 were $91.4 million and $142.4 million, respectively.  The maximum amount outstanding under these credit facilities, not including letters of credit, during the twelve months ended December 31, 2013 and 2012 were $121.9 million and $180.5 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our business’ future liquidity needs. Borrowings under these credit facilities are at market rates.  The weighted average interest rate on these borrowings, which changes daily, was 0.37% , 0.48% and 0.62% at December 31, 2013 , 2012 and 2011, respectively.

10.	RETAINED EARNINGS:

Various loan agreements contain potential restrictions regarding the amount of cash dividends or other distributions that we may pay on our common stock. As of December 31, 2013, these loan restrictions did not affect the amount that may be distributed from our retained earnings.

SJG received a $25 million equity infusion from SJI in 2013. No equity infusions were received from SJI in 2012 or 2011.  Future equity contributions will occur on an as needed basis.

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

Net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Service Cost	$4,487	$3,718	$3,048	$771	$704	$675
Interest Cost	7,886	8,008	7,828	2,221	2,443	2,621
Expected Return on Plan Assets	(9,435)	(8,249)	(7,415)	(2,158)	(1,910)	(2,040)
Amortization:
Prior Service Cost (Credits)	208	207	219	(195)	(195)	(254)
Actuarial Loss	7,608	6,432	4,561	1,555	1,534	1,466
Net Periodic Benefit Cost	10,754	10,116	8,241	2,194	2,576	2,468
Capitalized Benefit Costs	(5,002)	(4,684)	(3,661)	(1,172)	(1,340)	(1,222)
Affiliate SERP Allocations	(1,389)	(1,107)	(845)	—	—	—
Total Net Periodic Benefit Expense	$4,363	$4,325	$3,735	$1,022	$1,236	$1,246

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

Details of the activity within the Regulatory Asset and Accumulated Other Comprehensive Loss associated with Pension and Other Postretirement Benefits are as follows (in thousands):

	Regulatory Assets		Accumulated Other Comprehensive Loss (pre-tax)
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Balance at January 1, 2012	$61,811	$26,435	$19,061	$—
Amounts Arising during the Period:
Net Actuarial Loss	11,599	2,089	4,788	—
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(4,490)	(1,535)	(1,941)	—
Prior Service (Cost) Credit	(207)	195	—	—
Balance at December 31, 2012	68,713	27,184	21,908	—
Amounts Arising during the Period:
Net Actuarial Gain	(20,554)	(9,171)	(1,576)	—
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(5,319)	(1,555)	(2,289)	—
Prior Service (Cost) Credit	(208)	194	—	—
Balance at December 31, 2013	$42,632	$16,652	$18,043	$—

The estimated costs that will be amortized from Regulatory Assets into net periodic benefit costs in 2014 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Costs	$158	$133
Net Actuarial Loss	$2,856	$790

The estimated costs that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit costs in 2014 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Net Actuarial Loss	$2,007	$—

A reconciliation of the plans’ benefit obligations, fair value of plan assets, funded status and amounts recognized in our balance sheets follows (in thousands):

			Other
	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$186,899	$160,319	$55,615	$51,656
Service Cost	4,487	3,718	771	704
Interest Cost	7,886	8,008	2,221	2,443
Actuarial (Gain) Loss	(11,514)	21,990	(4,552)	4,059
Retiree Contributions	—	—	335	313
Plan Amendments	—	—	—	—
Benefits Paid	(7,090)	(7,136)	(3,475)	(3,560)
Benefit Obligation at End of Year	$180,668	$186,899	$50,915	$55,615
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$119,391	$91,738	$32,694	$28,942
Actual Return on Plan Assets	20,049	13,853	5,101	3,880
Employer Contributions	10,324	20,936	4,816	3,119
Retiree Contributions	—	—	335	313
Benefits Paid	(7,090)	(7,136)	(3,475)	(3,560)
Fair Value of Plan Assets at End of Year	$142,674	$119,391	$39,471	$32,694

Funded Status at End of Year:
Accrued Net Benefit Cost at End of Year	$(37,994)	$(67,508)	$(11,444)	$(22,921)
Amounts Recognized in the Statement of Financial Position Consist of:
Current Liabilities	$(1,241)	$(1,236)	$—	$—
Noncurrent Liabilities	(36,753)	(66,272)	(11,444)	(22,921)
Net Amount Recognized at End of Year	$(37,994)	$(67,508)	$(11,444)	$(22,921)
Amounts Recognized in Regulatory Assets Consist of:
Prior Service Costs	$634	$842	$952	$758
Net Actuarial Loss	41,998	67,871	15,700	26,426
Net Amount Recognized at End of Year	$42,632	$68,713	$16,652	$27,184
Amounts Recognized in Accumulated Other Comprehensive Loss Consist of:
Net Actuarial Loss	$18,043	$21,908	$—	$—

The projected benefit obligation (PBO) and accumulated benefit obligation (ABO) of our qualified employee pension plans were $143.5 million and $131.4 million, respectively, as of December 31, 2013; and $149.5 million and $135.6 million, respectively, as of December 31, 2012. The ABO of these plans exceeded the value of the plan assets as of December 31, 2012. The value of these assets can be seen in the tables above. The PBO and ABO for our non-funded SERP were $37.2 million and $36.2 million, respectively, as of December 31, 2013; and $37.4 million and $35.7 million, respectively, as of December 31, 2012. The SERP obligation is reflected in the tables above and has no assets.

The weighted-average assumptions used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Discount Rate	5.09%	4.26%	4.91%	4.14%
Rate of Compensation Increase	3.50%	3.25%	3.50%	3.25%

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Discount Rate	4.26%	5.03%	5.78%	4.14%	4.92%	5.55%
Expected Long-Term Return on Plan Assets	7.50%	7.50%	8.00%	6.60%	6.60%	7.00%
Rate of Compensation Increase	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%

All obligations disclosed herein reflect the use of the RP 2000 mortality tables.

The discount rates used to determine the benefit obligations at December 31, 2013 and 2012, which are used to determine the net periodic benefit cost for the subsequent year, were based on a portfolio model of high-quality investments with maturities that match the expected benefit payments under our pension and other postretirement benefit plans.

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

The assumed health care cost trend rates at December 31 were:

	2013	2012
Medical Care and Drug Cost Trend Rate Assumed for Next Year	7.00%	7.00%
Dental Care Cost Trend Rate Assumed for Next Year	4.75%	4.75%
Rate to which Cost Trend Rates are Assumed to Decline (the Ultimate Trend Rate)	4.75%	4.75%
Year that the Rate Reaches the Ultimate Trend Rate	2023	2019

Assumed health care cost trend rates have a significant effect on the amounts reported for our postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on the Total of Service and Interest Cost	$145	$(115)
Effect on Postretirement Benefit Obligation	$2,406	$(2,027)

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

SJG evaluated its pension and other postretirement benefit plans’ asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2013.   Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund.  As of December 31, 2013, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in SJG’s pension and other postretirement benefit plan assets.

GAAP establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.  This hierarchy groups assets into three (3) distinct levels as fully described in Note 13, that will serve as the basis for presentation throughout the remainder of this Note.

The fair values of SJG’s pension plan assets at December 31, 2013 and 2012 by asset category are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2013:
Cash / Cash Equivalents:
Common/Collective Trust Funds (a)	$334	$—	$334	$—
STIF-Type Instrument (b)	943	—	943	—
Equity securities:
Common/Collective Trust Funds – U.S. (a)	41,527	—	41,527	—
Common/Collective Trust Funds – International (a)	27,312	—	27,312	—
U.S. Large-Cap (c)	9,342	9,342	—	—
U.S. Mid-Cap (c)	3,313	3,313	—	—
International (c)	2,935	2,935	—	—
Fixed Income:
Common/Collective Trust Funds (a)	36,728	—	36,728	—
Guaranteed Insurance Contract (d)	9,071	—	—	9,071
Hedge Funds (e)	3,328	—	—	3,328
Other types of investments:
Private Equity Fund (f)	2,440	—	—	2,440
Common/Collective Trust Fund – Real Estate (g)	5,401	—	—	5,401
Total	$142,674	$15,590	$106,844	$20,240

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2012:
Cash / Cash Equivalents:
Common/Collective Trust Funds (a)	$477	$—	$477	$—
STIF-Type Instrument (b)	840	—	840	—
Equity securities:
Common/Collective Trust Funds – U.S. (a)	33,690	—	33,690	—
Common/Collective Trust Funds – International (a)	23,448	—	23,448	—
U.S. Large-Cap (c)	7,126	7,126	—	—
U.S. Mid-Cap (c)	4,194	4,194	—	—
U.S. Small-Cap (c)	8	8	—	—
International (c)	1,462	1,462	—	—
Fixed Income:
Common/Collective Trust Funds (a)	30,913	—	30,913	—
Guaranteed Insurance Contract (d)	9,898	—	—	9,898
Other types of investments:
Private Equity Fund (f)	2,557	—	—	2,557
Common/Collective Trust Fund – Real Estate (g)	4,778	—	—	4,778
Total	$119,391	$12,790	$89,368	$17,233

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

(e)
This category represents a collection of underlying funds which are all domiciled outside of the United States. All of the underlying fund managers are based in the U.S.; however, they do not necessarily trade only in the U.S. markets. The fair value of these funds is determined by the underlying fund's general partner or manager. These funds are classified as Level 3 investments.

(f)
This category represents a limited partnership which includes several investments in U.S. leveraged buyout, venture capital, and special situation funds.  Fund valuations are reported on a 90 day lag and, therefore, the value reported herein represents the market value as of September 30, 2013 and 2012, respectively.  The fund’s investments are stated at fair value, which is generally based on the valuations provided by the general partners or managers of such investments.  Fund investments are illiquid and resale is restricted.  These funds are classified as Level 3 investments.

(g)
This category represents real estate common/collective trust fund investments through a commingled employee benefit trust. These commingled funds are part of a direct investment in a pool of real estate properties. These funds are valued by investment managers on a periodic basis using pricing models that use independent appraisals from sources with professional qualifications. Since these valuation inputs are not highly observable, the real estate funds are classified as Level 2 investments.

Fair Value Measurement Using Significant
Unobservable Inputs (Level 3)
(In thousands)

	Guaranteed Insurance Contract	Hedge Funds	Private Equity Funds	Real Estate	Total
Balance at January 1, 2012	$9,647	$—	$2,525	$4,291	$16,463
Actual return on plan assets:
Relating to assets still held at the reporting date	1,082	—	(122)	487	1,447
Relating to assets sold during the period	(10)	—	480	—	470
Purchases, Sales and Settlements	(821)	—	(326)	—	(1,147)
Balance at December 31, 2012	$9,898	$—	$2,557	$4,778	$17,233
Actual return on plan assets:
Relating to assets still held at the reporting date	(68)	124	80	623	759
Relating to assets sold during the period	14	—	345	—	359
Purchases, Sales and Settlements	(773)	3,204	(542)	—	1,889
Balance at December 31, 2013	$9,071	$3,328	$2,440	$5,401	$20,240

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

The fair values of SJG’s other postretirement benefit plan assets at December 31, 2013 and 2012 by asset category are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2013:
Equity Securities:
Common/Collective Trust Funds - U.S. (a)	$12,412	$—	$12,412	$—
Common/Collective Trust Funds - International (a)	10,031	—	10,031	—
Mutual Fund - U.S. Large-Cap (b)	2,814	2,814	—	—
Fixed Income:
Common/Collective Trust (a)	14,214	—	14,214	—
Total	$39,471	$2,814	$36,657	$—

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2012:
Equity Securities:
Common/Collective Trust Funds - U.S. (a)	$9,972	$—	$9,972	$—
Common/Collective Trust Funds - International (a)	8,475	—	8,475	—
Mutual Fund - U.S. Large-Cap (b)	2,326	2,326	—	—
Fixed Income:
Common/Collective Trust (a)	11,921	—	11,921	—
Total	$32,694	$2,326	$30,368	$—

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

Future Benefit Payments - The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

	Pension Benefits	Other Postretirement Benefits
2014	$7,770	$3,725
2015	$8,303	$3,825
2016	$8,646	$3,906
2017	$9,021	$3,955
2018	$10,316	$3,997
2019 - 2023	$61,659	$21,093

Contributions - SJG contributed $9.1 million and $19.8 million to our qualified employee pension plans during the years ended December 31, 2013 and 2012, respectively. No pension plan contributions are planned for 2014.  Payments related to the unfunded SERP plan are expected to approximate $1.2 million in 2014 and have been consistent over the past few years. We also have a regulatory obligation to contribute approximately $3.6 million annually to our other postretirement benefit plans’ trusts, less costs incurred directly by us.

Defined Contribution Plan - We also offer an Employees’ Retirement Savings Plan (Savings Plan) to eligible employees. For employees eligible for participation in SJI's defined benefit pension plans, SJG matches 50% of participants’ contributions up to 6% of base compensation. For employees who are not eligible for participation in SJI’s defined benefit plans, we match 50% of participants’ contributions up to 8% of base compensation. Employees not eligible for the pension plans also receive a year-end contribution of $1,000 if 10 or fewer years of service, or $1,500 if more than 10 years of service. The amount expensed and contributed for the matching provision of the Savings Plan approximated $1.0 million, $0.9 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

12.	COMMITMENTS AND CONTINGENCIES:

Standby Letter of Credit - SJG provided a $25.2 million letter of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system.

Gas Supply Related Contracts - In the normal course of conducting business, we have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest date at which any of the primary terms of these contracts expire is October 2014. The transportation and storage agreements entered into between us and each of our interstate pipeline service providers were done so in accordance with their respective FERC approved tariff. Our cumulative obligation for gas supply related demand charges and reservation fees paid for these services averages approximately $4.0 million per month and is recovered on a current basis through the BGSS.

Pending Litigation - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.5 million related to all claims in the aggregate, as of both December 31, 2013 and December 31, 2012. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

Collective Bargaining Agreements - Unionized personnel represent approximately 60% of our workforce at December 31, 2013. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (IBEW) that operates under a collective bargaining agreement that runs through February 28, 2017. The remaining unionized employees are represented by the International Association of Machinists and Aerospace Workers (IAM). Employees represented by the IAM operate under a collective bargaining agreement that expires in August 2014.

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

Since the early 1980s, we accrued environmental remediation costs of $326.5 million, of which $207.0 million has been spent as of December 31, 2013. The following table details the amounts accrued and expended for environmental remediation at December 31 (in thousands):

	2013	2012
Beginning of Year	$107,410	$89,984
Accruals	22,264	26,552
Expenditures	(10,182)	(9,126)
End of Year	$119,492	$107,410

The balances are segregated between current and noncurrent on the balance sheets under the captions Current Liabilities and Regulatory and Other Noncurrent Liabilities.

Management estimates that undiscounted future costs to clean up our sites will range from $119.5 million to $223.5 million. We recorded the lower end of this range, $119.5 million, as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Six of our sites comprise the majority of these estimates, the sum of the six sites range from a low of $100.4 million to a high of $192.8 million. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of remedy selection, regulatory approval of selected remedy and remedial investigative findings.

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

Site 2 - Remediation of the site is underway in accordance with the approved Remedial Action Work plan. Steps remaining to remediate the site include continued excavation of impacted soil and post remediation groundwater monitoring.

Site 3 - Various remedial investigation activities have been completed at this site and a final site remedy has been proposed to the regulatory authority.  Steps remaining to remediate the site include receiving confirmation of regulatory compliance of the selected remedy and implementation of the approved remedy.

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

Sites 5 and 6 - Remedial investigation activities are ongoing at these sites.  Remaining steps to remediate include completion of the remedial investigation of impacted soil and groundwater, selection of the appropriate remedial action, receiving confirmation of regulatory compliance of the selected remedy, and implementation of the approved remedy.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,696	$8,696	$—	$—
Derivatives – Energy Related Assets (B)	1,500	1,409	91	—
	$10,196	$10,105	$91	$—

Liabilities

Derivatives – Energy Related Liabilities (B)	$759	$155	$604	$—
Derivatives – Other (C)	3,735	—	3,735	—
	$4,494	$155	$4,339	$—

As of December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$7,520	$769	$6,751	$—
Derivatives – Energy Related Assets (B)	766	447	319	—
	$8,286	$1,216	$7,070	$—

Liabilities

Derivatives – Energy Related Liabilities (B)	$2,695	$2,694	$1	$—
Derivatives – Other (C)	7,761	—	7,761	—
	$10,456	$2,694	$7,762	$—

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

SJG is involved in buying, selling, transporting and storing natural gas and is subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company, through its affiliate South Jersey Resources Group (SJRG) and another counterparty, uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, futures contracts, swap agreements and options contracts. As of December 31, 2013, SJG had outstanding derivative contracts intended to limit the exposure to market risk on 6.6 MMdts of expected future purchases of natural gas.. These contracts, which do not qualify for the normal purchase and sale exemption and have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives —Energy Related Assets or Derivatives — Energy Related Liabilities on the balance sheets. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the balance sheets. As of December 31, 2013 and December 31, 2012, SJG had $0.7 million of unrealized gains and $1.9 million of unrealized losses, respectively, included in its BGSS related to open financial contracts.

The Company has also entered into interest rate derivatives to manage exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives - Other on the balance sheets. The fair value represents the amount SJG would have to pay the counterparty to terminate these contracts as of those dates. Subject to BPU approval, the market value upon termination of these interest rate derivatives can be recovered in rates and therefore these unrealized losses have been included in Regulatory Assets on the balance sheets.

We previously used derivative transactions known as “Treasury Locks” to mitigate against the impact on our cash flows of possible interest rate increases on debt issued in September 2005.  The initial $1.4 million cost of the Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the 30 year life of the associated debt issue.  As of December 31, 2013 and December 31, 2012, the unamortized balance was approximately $1.0 million and $1.1 million, respectively.

As of December 31, 2013, SJG’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Type of Debt	Obligor
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt	SJG
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt	SJG

The fair values of all derivative instruments, as reflected in the balance sheets as of December 31, 2013 and December 31, 2012, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	2013		2012
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$1,222	$711	$464	$2,615

Derivatives – Energy Related – Non-Current	278	48	302	80

Interest rate contracts:

Derivatives – Other	—	3,735	—	7,761

Total derivatives not designated as hedging instruments under GAAP	$1,500	$4,494	$766	$10,456

For derivative instruments disclosed in the table above, information as to the presentation on the condensed balance sheets is as follows (in thousands):

As of December 31, 2013
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$1,500	$—	$1,500	$(155)	(A)	$(498)	$847
Derivatives - Energy Related Liabilities	(759)	—	(759)	155	(B)	—	(604)
Derivatives - Other	(3,735)	—	(3,735)	—		—	(3,735)

As of December 31, 2012
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$766	$—	$766	$(447)	(A)	$—	$319
Derivatives - Energy Related Liabilities	(2,695)	—	(2,695)	447	(B)	1,136	(1,112)
Derivatives - Other	(7,761)	—	(7,761)	—		—	(7,761)

(A) The balances at December 31, 2013 and December 31, 2012 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at December 31, 2013 and December 31, 2012 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the statements of income for 2013 , 2012 and 2011 are as follows (in thousands):

	Year ended December 31,
Derivatives in Cash Flow Hedging Relationships	2013	2012	2011
Interest Rate Contracts:
Losses reclassified from accumulated OCI into income (a)	$(46)	$(46)	$(46)

(a) Included in Interest Charges

Net realized losses associated with SJG’s energy-related financial commodity contracts of $0.4 million , $15.4 million and $12.9 million for 2013, 2012 and 2011, respectively, are not included in the above table.  These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL):

The following table summarizes the changes in accumulated other comprehensive loss (AOCL) for the year ended December 31, 2013 (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance at January 1, 2013 (a)	$(12,958)	$(621)	$294	$(13,285)
Other comprehensive income before reclassifications	932	—	592	1,524
Amounts reclassified from AOCL (b)	1,354	27	(489)	892
Net current period other comprehensive income	2,286	27	103	2,416
Balance at December 31, 2013 (a)	$(10,672)	$(594)	$397	$(10,869)

(a) Determined using a combined statutory tax rate of 41%.
(b) See table below.

The following table provides details about reclassifications out of AOCL for the year ended December 31, 2013 (in thousands):

Components of AOCL	Amounts Reclassified from AOCL	Affected Line Item in the Statements of Income
	For the Year Ended December 31, 2013
Unrealized Loss on Derivatives-Other - Interest Rate Contracts designated as cash flow hedges	$46	Interest Charges
Unrealized Gain on Available-for-Sale Securities	(828)	Other Income & Expense
Actuarial Loss on Postretirement Benefits	2,289	Operating Expenses: Operations
	1,507	Loss (Income) Before Income Taxes
Income Taxes (a)	615	Income Taxes (a)
Losses (Gains) from reclassifications for the period net of tax	$892

16.	QUARTERLY RESULTS OF OPERATIONS - UNAUDITED:

The summarized quarterly results of our operations are as follows (in thousands):

	2013 Quarter Ended				2012 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Operating Revenues	$174,098	$66,536	$59,674	$146,172	$179,436	$59,177	$54,251	$129,010
Expenses:
Cost of Sales (excluding depreciation)	77,602	26,108	24,717	71,654	86,499	20,407	21,053	60,751
Operations and Maintenance
Including Fixed Charges	38,659	33,871	33,249	39,486	35,102	33,597	32,953	33,877
Income Taxes	20,771	2,269	471	11,322	20,977	1,887	258	10,589
Energy and Other Taxes	3,003	1,277	1,052	2,530	3,169	1,479	1,167	2,485
Total Expenses	140,035	63,525	59,489	124,992	145,747	57,370	55,431	107,702
Other Income and Expense	1,450	810	764	773	1,349	1,430	1,703	(1,865)
Net Income	$35,513	$3,821	$949	$21,953	$35,038	$3,237	$523	$19,443

NOTE: Because of the seasonal nature of our business, statements for the 3-month periods are not indicative of the results for a full year.

17.	SUBSEQUENT EVENT:

In January 2014, SJG issued $30 million aggregate principle amount of 4.23% Medium Term Notes due January 2030.

In October 2013, SJG filed a petition with the New Jersey Board of Public Utilities to issue up to $200.0 million of long term debt securities in various forms including Medium Term Notes and unsecured debt, with maturities of more than 12 months, over the next three years. This petition was approved in January, 2014.

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Omitted in accordance with General Instruction I 1(a) and (b) of Form 10-K.

Item 14. Principal Accountant Fees and Services

Fees Paid to Auditors

Deloitte & Touche LLP served as the auditors of SJG and its parent, SJI, during 2013. In accordance with its charter, the Audit Committee pre-approved all services provided by Deloitte & Touche LLP. Audit services performed consisted of the audits of the financial statements and the preparation of various reports based on those audits and services related to filings with the United States Securities and Exchange Commission and New York Stock Exchange.

Audit Fees

The aggregate fees billed for the audit of SJG’s financial statements by Deloitte & Touche LLP totaled $477,000 and $435,000 in fiscal years 2013 and 2012, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Part IV

Item 15. Exhibits and Financial Statement Schedule

(a)	Listed below are all financial statements and schedules filed as part of this report:

1 - The financial statements and notes to financial statements together with the report thereon of Deloitte & Touche LLP, February 28, 2014, are file as part of this report under Item 8 - Financial Statements and Supplementary Data.

2  - Supplementary Financial Information

Schedule II - Valuation and Qualifying Accounts. See page 77.

All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

(b)	List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).

Exhibit Number	Description	Reference
(3)(a)	Certificate of Incorporation of South Jersey Gas Company.	Incorporated by reference from Exhibit (3)(a) of Form 10-K filed March 7, 1997.

(3)(b)	Bylaws of South Jersey Gas Company as amended and restated through January 1, 2013.	Incorporated by reference from Exhibit 3.1 of Form 8-K of SJG as filed January 3, 2013.

(4)(a)	Form of Stock Certificate for Common Stock.	Incorporated by reference from Exhibit (4)(a) of Form 10 filed March 7, 1997.

(4)(b)(i)	First Mortgage Indenture dated October 1, 1947.	Incorporated by reference from Exhibit (4)(b)(i) of Form 10-K of SJI for 1987 (1-6364).

(4)(b)(ii)	Nineteenth Supplemental Indenture dated as of April 1, 1992.	Incorporated by reference from Exhibit (4)(b)(xvii) of Form 10-K of SJI for 1992 (1-6364).

(4)(b)(iii)	Twenty-First Supplemental Indenture dated as of March 1, 1997.	Incorporated by reference from Exhibit (4)(b)(xviv) of Form 10-K of SJI for 1997 (1-6364).

(4)(b)(iv)	Twenty-Second Supplemental Indenture dated as of October 1, 1998.	Incorporated by reference from Exhibit (4)(b)(ix) of Form S-3 (333-62019).

(4)(b)(v)	Twenty-Third Supplemental Indenture dated as of September 1, 2002.	Incorporated by reference from Exhibit (4)(b)(x) of Form S-3 (333-98411).

(4)(b)(vi)	Twenty-Fourth Supplemental Indenture dated as of September 1, 2005.	Incorporated by reference from Exhibit (4)(b)(vi) of Form S-3 (333-126822).

(4)(b)(vii)	Amendment to Twenty-Fourth Supplemental Indenture dated as of March 31, 2006.	Incorporated by reference from Exhibit 4 of Form 8-K as filed April 26, 2006.

(4)(b)(viii)	Amendment No. 2 to the Twenty-Fourth Supplemental Indenture dated as of December 20, 2010.	Incorporated by reference from Exhibit (4)(b)(viii) of Form 10-K for 2010.

Exhibit Number	Description	Reference
(4)(b)(ix)	Loan Agreement by and between New Jersey Economic Development Authority and SJG dated April 1, 2006.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG as filed April 26, 2006.

(4)(b)(x)	Twenty-Fifth Supplemental Indenture dated as of March 29, 2012.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG as filed April 3, 2012.

(4)(c)(i)	Medium Term Note Indenture of Trust dated October 1, 1998.	Incorporated by reference from Exhibit (4)(e) of Form S-3 (333-62019).

(4)(c)(ii)	First Supplement to Indenture of Trust dated as of June 29, 2000.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated July, 12, 2001.

(4)(c)(iii)	Second Supplement to Indenture of Trust dated as of July 5, 2000.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated July, 12, 2001.

(4)(c)(iv)	Third Supplement to Indenture of Trust dated as of July 9, 2001.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated July, 12, 2001.

(4)(c)(v)	Fourth Supplement to Indenture of Trust dated as of February 26, 2010.	Incorporated by reference from Exhibit 4.1 Form 8K dated March 5, 2010.

(10)(a)(i)	Gas storage agreement (GSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(d) of Form 10-K for 1993 (1-6364).

(10)(a)(ii)	Gas storage agreement (LG-A) between South Jersey Gas Company and Transco dated June 3, 1974.	Incorporated by reference from Exhibit (5)(f) of Form S-7 (2-56233).

(10)(a)(iii)	Gas storage agreement (LSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(i) of Form 10-K for 1993 (1-6364).

(10)(a)(iv)	Gas storage agreement (SS-1) between South Jersey Gas Company and Transco dated May 10, 1987 (effective April 1, 1988).	Incorporated by reference from Exhibit (10)(i)(a) of Form 10-K for 1988 (1-6364).

(10)(b)(i)	Gas storage agreement (SS-2) between South Jersey Gas Company and Transco dated July 25, 1990.	Incorporated by reference from Exhibit (10)(i)(i) of Form 10-K for 1991 (1-6364).

(10)(b)(ii)	Amendment to gas transportation agreement dated December 20, 1991 between South Jersey Gas Company and Transco dated October 5, 1993.	Incorporated by reference from Exhibit (10)(i)(k) of Form 10-K for 1993 (1-6364).

(10)(b)(iii)	CNJEP Service agreement between South Jersey Gas Company and Transco dated June 27, 2005.	Incorporated by reference from Exhibit (10)(i)(l) of Form 10-K for 2005 (1-6364).

(10)(c)(i)	FTS Service Agreement No. 38099 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(n) of Form 10-K for 1993 (1-6364).

Exhibit Number	Description	Reference
(10)(c)(ii)	NTS Service Agreement No. 39305 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(o) of Form 10-K for 1993 (1-6364).

(10)(c)(iii)	FSS Service Agreement No. 38130 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(p) of Form 10-K for 1993 (1-6364).

(10)(d)(i)	SST Service Agreement No. 38086 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(q) of Form 10-K for 1993 (1-6364).

(10)(h)(i)*
Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994.
Incorporated by reference from Exhibit (10)(l) of Form 10-K of SJI for 1994 (1-6364).

(10)(h)(ii)*	Schedule of Deferred Compensation Agreements.	Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K of SJI for 1997 (1-6364).

(10)(h)(iii)*	Supplemental Executive Retirement Program, as amended and restated effective January 1, 2009, and Form of Agreement between certain South Jersey Industries, Inc. or subsidiary Company officers.	Incorporated by reference from Exhibit (10)(f)(ii) of Form 10-K of SJI for 2009 (1-6364).

(10)(h)(iv)*	Form of Officer Change in Control Agreements, effective January 1, 2013, between certain officers and either South Jersey Industries, Inc. or its subsidiaries.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI as filed January 25, 2013.

(10)(h)(v)*	Schedule of Officer Agreements.	Incorporated by reference from Exhibit 10(e)(iv) of Form 10-K of SJI as filed for 2013.

(10)(h)(vi)*	Officer Severance Plan.	Incorporated by reference from Exhibit 10(f)(i) of Form 10-K of SJI as filed for 2013

(10)(i)(i)	Note Purchase Agreement dated as of March 1, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K dated March 5, 2010.

(10)(i)(ii)	Note Purchase Agreement dated as of December 30, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K dated January 5, 2011.

(10)(i)(iii)	Four-Year Revolving Credit Agreement.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated May 6, 2011.

(10)(i)(iv)	Commercial Paper Dealer Agreement, dated as of July 1, 2011.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated July 1, 2011.

(10)(i)(v)	Commercial Paper Dealer Agreement, dated as of January 5, 2012.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 9, 2012.

Exhibit Number	Description	Reference
(10)(i)(vi)	Note Purchase Agreement dated as of April 2, 2012.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated April 3, 2012.

(10)(i)(vii)	Note Purchase Agreement, dated as of September 20, 2012, .	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated September 25, 2012.

(10)(i)(viii)	First Amendment to Credit Agreement, dated as of September 27, 2013.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG as filed September 30, 2013.

(10)(i)(ix)	Note Purchase Agreement, dated as of November 21, 2013.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG as filed November 22, 2013.

(12)	Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).

(14)	Code of Ethics	Incorporated by reference from Exhibit (14) of Form 10-K of SJI as filed for 2007.

(21)	Subsidiaries of the Registrant (filed herewith).

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(101.INS)	eXtensible Business Reporting Language (XBRL) Instance Document (filed herewith).

(101.SCH)	XBRL Taxonomy Extension Schema (filed herewith).

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

(101.LAB)	XBRL Taxonomy Extension Label Linkbase (filed herewith).

Exhibit Number	Description	Reference
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).
* Constitutes a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
Date:	February 28, 2014	BY:	/s/ Stephen H. Clark
Stephen H. Clark, Chief Financial Officer & Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey E. DuBois	President, Director	February 28, 2014
(Jeffrey E. DuBois)	(Principal Executive Officer)

/s/ Stephen H. Clark	Chief Financial Officer & Treasurer	February 28, 2014
(Stephen H. Clark)	(Principal Financial Officer)

/s/ Thomas S. Kavanaugh	Controller	February 28, 2014
(Thomas S. Kavanaugh)

/s/ Thomas A. Bracken	Director	February 28, 2014
(Thomas A. Bracken)

/s/ Victor Fortkiewicz	Director	February 28, 2014
(Victor Fortkiewicz)

/s/ Edward J. Graham	Director	February 28, 2014
(Edward J. Graham)

/s/ Sunita Holzer	Director	February 28, 2014
(Sunita Holzer)

/s/ Frank L. Sims	Director	February 28, 2014
(Frank L. Sims)

SOUTH JERSEY GAS COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions - Describe (b)	Balance at End of Period
Provision for Uncollectible
Accounts for the Year Ended
December 31, 2013	$3,985	$4,232	$(41)	$3,623	$4,553
Provision for Uncollectible
Accounts for the Year Ended
December 31, 2012	$3,060	$4,775	$110	$3,960	$3,985
Provision for Uncollectible
Accounts for the Year Ended
December 31, 2011	$4,577	$1,410	$562	$3,489	$3,060

(a) Recoveries of accounts previously written off and minor adjustments.
(b) Uncollectible accounts written off.