Form 10-Q
period 2014-03-31
SOUTH JERSEY GAS Co
filed 2014-05-09
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

As of May 1, 2014 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2014	2013
Operating Revenues	$210,545	$174,098

Operating Expenses:
Cost of Sales (Excluding depreciation)	103,293	77,602
Operations	30,312	24,051
Maintenance	3,259	3,422
Depreciation	9,056	8,225
Energy and Other Taxes	1,185	3,003

Total Operating Expenses	147,105	116,303

Operating Income	63,440	57,795

Other Income and Expense	1,086	1,450

Interest Charges	(4,342)	(2,961)

Income Before Income Taxes	60,184	56,284

Income Taxes	(22,527)	(20,771)

Net Income	$37,657	$35,513

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2014	2013
Net Income	$37,657	$35,513

Other Comprehensive Gain (Loss) - Net of Tax: *

Unrealized Gain (Loss) on Available-for-Sale Securities	62	(274)
Unrealized Gain on Derivatives - Other	8	7

Other Comprehensive Gain (Loss) - Net of Tax *	70	(267)

Comprehensive Income	$37,727	$35,246

* Determined using a combined statutory tax rate of 41% .

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2014	2013
Net Cash Provided by Operating Activities	$31,553	$55,766

Cash Flows from Investing Activities:
Capital Expenditures	(40,674)	(25,718)
Net Purchase of Restricted Investments in Margin Accounts	(463)	(862)
Investment in Long-Term Receivables	(2,053)	(1,947)
Proceeds from Long-Term Receivables	1,981	2,402

Net Cash Used in Investing Activities	(41,209)	(26,125)

Cash Flows from Financing Activities:
Net Repayments of Short-Term Credit Facilities	(17,800)	(31,500)
Proceeds from Issuance of Long-Term Debt	30,000	—
Payments for Issuance of Long-Term Debt	(210)	(11)

Net Cash Provided by (Used in) Financing Activities	11,990	(31,511)

Net Increase (Decrease) in Cash and Cash Equivalents	2,334	(1,870)
Cash and Cash Equivalents at Beginning of Period	2,020	2,678

Cash and Cash Equivalents at End of Period	$4,354	$808

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2014	December 31, 2013
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$1,846,704	$1,816,804
Accumulated Depreciation	(398,954)	(392,029)

Property, Plant and Equipment - Net	1,447,750	1,424,775

Investments:
Available-for-Sale Securities	8,808	8,696
Restricted Investments	1,143	680

Total Investments	9,951	9,376

Current Assets:
Cash and Cash Equivalents	4,354	2,020
Accounts Receivable	124,733	60,317
Accounts Receivable - Related Parties	1,504	968
Unbilled Revenues	40,149	41,510
Provision for Uncollectibles	(5,425)	(4,553)
Natural Gas in Storage, average cost	5,228	20,811
Materials and Supplies, average cost	1,801	1,798
Deferred Income Taxes - Net	3,728	23,309
Prepaid Taxes	—	7,683
Derivatives - Energy Related Assets	2,121	1,222
Other Prepayments and Current Assets	3,604	3,819

Total Current Assets	181,797	158,904

Regulatory and Other Noncurrent Assets:
Regulatory Assets	309,290	296,081
Unamortized Debt Issuance Costs	7,523	6,523
Long-Term Receivables	10,292	10,252
Derivatives - Energy Related Assets	69	278
Other	3,001	2,937

Total Regulatory and Other Noncurrent Assets	330,175	316,071

Total Assets	$1,969,673	$1,909,126

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	March 31, 2014	December 31, 2013
Capitalization and Liabilities
Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	225,972	225,972
Accumulated Other Comprehensive Loss	(10,799)	(10,869)
Retained Earnings	427,675	390,018

Total Common Equity	648,696	610,969

Long-Term Debt	484,000	454,000

Total Capitalization	1,132,696	1,064,969

Current Liabilities:
Notes Payable	47,700	65,500
Current Portion of Long-Term Debt	21,000	21,000
Accounts Payable - Commodity	35,465	24,232
Accounts Payable - Other	35,900	32,072
Accounts Payable - Related Parties	9,761	6,638
Derivatives - Energy Related Liabilities	280	711
Customer Deposits and Credit Balances	14,016	15,089
Environmental Remediation Costs	25,412	15,422
Taxes Accrued	8,582	1,767
Pension Benefits	1,241	1,241
Interest Accrued	5,163	6,039
Other Current Liabilities	4,132	5,629

Total Current Liabilities	208,652	195,340

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	48,158	60,949
Deferred Income Taxes - Net	381,494	380,975
Environmental Remediation Costs	94,192	104,070
Asset Retirement Obligations	41,412	41,178
Pension and Other Postretirement Benefits	49,380	48,197
Investment Tax Credits	307	360
Derivatives - Energy Related Liabilities	186	48
Derivatives - Other	4,735	3,735
Other	8,461	9,305

Total Regulatory and Other Noncurrent Liabilities	628,325	648,817

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$1,969,673	$1,909,126

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE ENTITY - South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of South Jersey Gas Company (SJG), a regulated natural gas utility. SJG distributes natural gas in the seven southern most counties of New Jersey. In our opinion, the condensed financial statements reflect all normal and recurring adjustments needed to fairly present our financial position and operating results at the dates and for the periods presented. SJG’s business is subject to seasonal fluctuations and accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. As permitted by the rules and regulations of the Securities and Exchange Commission, the accompanying condensed financial statements contain certain condensed financial information and exclude certain note disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These condensed financial statements should be read in conjunction with SJG’s 2013 Form 10-K for a more complete discussion of our accounting policies and certain other information.

Certain reclassifications have been made to the prior periods regulatory assets disclosure to conform to the current period presentation. The deferred pipeline integrity cost and allowance for funds used during construction (AFUDC) - equity related deferrals previously included in "Other Regulatory Assets" were reclassified to the line items "Pipeline Integrity Cost" and "AFUDC - Equity Related Deferrals", respectively, in the regulatory asset table disclosed in Note 4.

REVENUE AND THROUGHPUT - BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. The PUA is included in both revenues and cost of sales, and totaled $0.4 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.In prior years, SJG had collected a throughput-based energy tax from customers in the form of a Transitional Energy Facility Assessment (TEFA). The TEFA was eliminated effective January 1, 2014.

NEW ACCOUNTING PRONOUNCEMENTS — Other than as described below, no new accounting pronouncement issued or effective during 2014 or 2013 had, or is expected to have, a material impact on the condensed financial statements.

In July 2013, the FASB issued Accounting Standard Update (ASU) 2013-11, Balance Sheet Presentation of an Unrecognized Income Tax Benefit for a Net Operating Loss or Tax Credit Carryforward. This ASU provides that a liability related to an unrecognized tax benefit should be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have an impact on the Company's financial statement results.

2.	STOCK-BASED COMPENSATION PLANS:

Officers and other key employees of SJG participate in the Stock Option, Stock Appreciation Rights and Restricted Stock Award Plan (Plan) of SJI. Restricted shares issued under this plan vest over a three-year period and are subject to SJI achieving certain market or earnings-based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. Grants containing market-based performance targets use SJI's total shareholder return (TSR) relative to a peer group to measure performance. Grants containing earnings-based targets are based on SJI's earnings per share (EPS) growth rate relative to a peer group to measure performance.

See Note 2 to the Financial Statements in Item 8 of SJG Annual Report on Form 10-K as of December 31, 2013 for the related accounting policy.

The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at March 31, 2014, and the assumptions used to estimate the fair value of the awards:

Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Jan. 2012 - TSR	3,533	$51.23	22.5%	0.43%
Jan. 2012 - EPS	3,533	$56.93	n/a	n/a
Jan. 2013 - TSR	4,001	$44.38	21.1%	0.40%
Jan. 2013 - EPS	4,001	$51.18	n/a	n/a
Jan. 2014 - TSR	5,197	$44.32	20.0%	0.80%
Jan. 2014 - EPS	5,197	$54.44	n/a	n/a

Expected volatility is based on the actual volatility of SJI’s share price over the preceding three year period as of the valuation date. The risk-free interest rate is based on the zero-coupon U.S. Treasury Bond, with a term equal to the three year term of the restricted shares. As notional dividend equivalents are credited to the holders during the three year service period, no reduction to the fair value of the award is required.

The cost for restricted stock awards during 2014 and 2013 is approximately $0.1 million per quarter.

As of March 31, 2014, there was $0.8 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes information regarding restricted stock award activity during the three months ended March 31, 2014, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2014	15,068	$50.73

Granted	10,394	$49.38

Nonvested Shares Outstanding, March 31, 2014	25,462	$50.18

Performance targets during the three-year vesting period were not attained for the January 2011 grant that had vested at December 31, 2013. As a result, no shares were awarded in 2014. During the three months ended March 31, 2013, SJI awarded 12,901 shares that had vested at December 31, 2012, to SJG's officers and other key employees at a market value of $0.6 million. SJG has a policy of making cash payments to SJI to satisfy its obligations under this plan. Cash payments to SJI during each of the three months ended March 31, 2014 and 2013 were approximately $0.4 million relating to stock awards. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

3.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU). In November 2013, we filed a base rate case with the BPU to increase our base rates to obtain a certain level of return on our capital investments. In March 2014, we filed an update to the original filing and expect the base rate case to be concluded during 2014.

In January 2014, SJG credited the accounts of our periodic Basic Gas Supply Service (BGSS) customers with refunds totaling $11.2 million based on a projected over collection, at that time, due to lower gas costs.

There have been no other significant regulatory actions or changes to SJG's rate structure since December 31, 2013. See Note 3 to the Financial Statements in Item 8 of SJG's Form 10-K as of December 31, 2013.

4.	REGULATORY ASSETS AND LIABILITIES:

There have been no significant changes to the nature of SJG’s regulatory assets and liabilities since December 31, 2013, which are described in Notes 3 and 4 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2013.

Regulatory Assets consisted of the following items (in thousands):

	March 31, 2014	December 31, 2013
Environmental Remediation Costs:
Expended - Net	$26,590	$29,945
Liability for Future Expenditures	119,604	119,492
Deferred Asset Retirement Obligation Costs	31,347	31,142
Deferred Pension and Other Postretirement Benefit Costs	59,284	59,284
Deferred Gas Costs - Net	34,008	—
Conservation Incentive Program Receivable	—	10,526
Societal Benefit Costs Receivable	5,528	10,408
Premium for Early Retirement of Debt	—	955
Deferred Interest Rate Contracts (Note 11)	4,735	3,735
Energy Efficiency Tracker	7,470	10,420
Pipeline Supplier Service Charges	6,690	7,106
Pipeline Integrity Cost	2,962	2,902
AFUDC - Equity Related Deferrals	8,631	7,810
Other Regulatory Assets	2,441	2,356

Total Regulatory Assets	$309,290	$296,081

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through SJG's BGSS mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The change from a $19.1 million regulatory liability at December 31, 2013 to a $34.0 million regulatory asset at March 31, 2014 was due to the actual cost of the commodity incurred during the first quarter exceeding the gas costs recovered from the customers as a result of higher prices.

CONSERVATION INCENTIVE PROGRAM (CIP) RECEIVABLE – The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was greater than the established baseline during the first three months of 2014 resulting in a payable that is recorded in the table below as a regulatory liability.The change from a receivable to a related payable is primarily the result of colder weather experienced in the region during the first quarter of 2014.

SOCIETAL BENEFIT COSTS RECEIVABLE - This regulatory asset primarily represents the deferred expenses under the New Jersey Clean Energy Program which is a mechanism designed to recover costs associated with energy efficiency and renewable energy programs. The decrease in the asset is due to colder weather experienced in the region during the first quarter of 2014 resulting in increased recoveries of the deferred expense.

Regulatory Liabilities consisted of the following items (in thousands):

	March 31, 2014	December 31, 2013
Excess Plant Removal Costs	$39,647	$40,029
Deferred Revenues-Net	—	19,067
Conservation Incentive Program Payable	6,193	—
Other Regulatory Liabilities	2,318	1,853

Total Regulatory Liabilities	$48,158	$60,949

DEFERRED REVENUES - NET - Over/under collections of gas costs are monitored through SJG's BGSS mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. See "Deferred Gas -Costs - Net" above.

CONSERVATION INCENTIVE PROGRAM PAYABLE – The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. See "Conservation Incentive Program (CIP) Receivable" above.

5.	RELATED PARTY TRANSACTIONS:

There have been no significant changes in the nature of SJG’s related party transactions since December 31, 2013. See Note 5 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2013 for a detailed description of such transactions.

A summary of related party transactions, excluding pass-through items, included in Operating Revenues were as follows, (in thousands):

	Three Months Ended March 31,
	2014	2013
Operating Revenues/Affiliates:
SJRG	$158	$387
Marina	333	321
Other	—	1
Total Operating Revenue/Affiliates	$491	$709

Related party transactions, excluding pass-through items, included in Operating Expenses were as follows, (in thousands):

	Three Months Ended March 31,
	2014	2013
Costs of Sales/Affiliates (Excluding depreciation):
SJRG	$5,484	$911
Energy-Related Derivative (Gains) / Losses *
SJRG	$(1,030)	$1,457

* Contracts used to hedge natural gas purchases. Included in Cost of Sales on the Condensed Statement of Income.

Operations Expense/Affiliates
SJI	$4,030	$2,922
SJIS	—	1,555
Millennium	608	674
Other	(104)	(128)
Total Operations Expense/Affiliates	$4,534	$5,023

6.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of both March 31, 2014 and December 31, 2013, the escrowed proceeds, including interest earned, totaled $0.1 million. SJG established a margin account with SJRG in conjunction with SJG's risk management activities as detailed in Note 11. The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with SJRG changes. As of March 31, 2014 and December 31, 2013, the balance held with SJRG totaled $0.8 million and $0.5 million, respectively. SJG also established a margin account with another counterparty in conjunction with SJG's risk management activities as detailed in Note 11. The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with this counterparty changes. As of March 31, 2014 the balance held with this counterparty totaled $0.2 million. There was no balance held with this counterparty as of December 31, 2013. The carrying amounts of the Restricted Investments approximate their fair value at March 31, 2014 and December 31, 2013, which would be included in Level 1 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities).

LONG-TERM RECEIVABLES – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $15.0 million as of both March 31, 2014 and December 31, 2013.  The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the condensed balance sheets.  The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.3 million as of both March 31, 2014 and December 31, 2013.  The annual amortization to interest is not material to SJG’s financial statements.  The carrying amounts of these receivables approximate their fair value at March 31, 2014 and December 31, 2013, which would be included in Level 2 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities).

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJG's financial instruments approximate their fair values at March 31, 2014 and December 31, 2013, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJG at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy. See Note 10 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJG's long-term debt, including current maturities, as of March 31, 2014 and December 31, 2013, were $531.3 million and $486.5 million, respectively.  The carrying amounts of SJG's long-term debt, including current maturities, as of March 31, 2014 and December 31, 2013 were $505.0 million and $475.0 million respectively.

7.	LINES OF CREDIT:

Credit facilities and available liquidity as of March 31, 2014 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper Program/ Revolving Credit Facility	$200,000	$47,700	$152,300	May 2018
Uncommitted Bank Lines	10,000	—	10,000	August 2014

Total	$210,000	$47,700	$162,300

The SJG facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of March 31, 2014.

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

Average borrowings outstanding under these credit facilities during the three months ended March 31, 2014 and 2013 were $40.8 million and $86.2 million, respectively.  The maximum amount outstanding under these credit facilities during the three months ended March 31, 2014 and 2013 were $66.0 million and $103.0 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our business’ future liquidity needs. Borrowings under these credit facilities are at market rates.  The weighted average interest rate on these borrowings, which changes daily, was 0.25% and 0.44% at March 31, 2014 and 2013, respectively.

8.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three months ended  March 31, 2014 and 2013, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended March 31,
	2014	2013
Service Cost	$966	$1,047
Interest Cost	2,027	1,772
Expected Return on Plan Assets	(2,455)	(2,271)
Amortizations:
Prior Service Cost	33	48
Actuarial Loss	1,072	1,649
Net Periodic Benefit Cost	1,643	2,245
Capitalized Benefit Costs	(854)	(1,167)
Total Net Periodic Benefit Expense	$789	$1,078

	Other Postretirement Benefits
	Three Months Ended March 31,
	2014	2013
Service Cost	$172	$238
Interest Cost	510	535
Expected Return on Plan Assets	(473)	(449)
Amortizations:
Prior Service Cost (Credits)	26	(54)
Actuarial Loss	167	351
Net Periodic Benefit Cost	402	621
Capitalized Benefit Costs	(209)	(322)
Total Net Periodic Benefit Expense	$193	$299

Capitalized benefit costs reflected in the table above relate to our construction program.

SJG contributed $9.1 million to the pension plans in January 2013. No contributions are expected to be made to the pension plans during 2014. Payments related to the unfunded Supplemental Executive Retirement Plan (SERP) are expected to approximate $1.2 million in 2014. We also have a regulatory obligation to contribute approximately $3.6 million annually to the other postretirement benefit plans’ trusts, less direct costs incurred.

See Note 11 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2013 for additional information related to SJG’s pension and other postretirement benefits.

9.	COMMITMENTS AND CONTINGENCIES:

STANDBY LETTER OF CREDIT -    SJG provided a $25.2 million letter of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system.

ENVIRONMENTAL REMEDIATION COSTS - SJG incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. There have been no significant changes to the status of SJG’s environmental remediation efforts since December 31, 2013, as described in Note 12 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2013.

GAS SUPPLY RELATED CONTRACTS - In the normal course of conducting business, we have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest date at which any of the primary terms of these contracts expire is March 2015. The transportation and storage agreements entered into between us and each of our interstate pipeline service providers were done so in accordance with their respective FERC approved tariff. Our cumulative obligation for gas supply related demand charges and reservation fees paid for these services averages approximately $4.1 million per month and is recovered on a current basis through the BGSS.

PENDING LITIGATION - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.4 million and $0.5 million related to all claims in the aggregate, as of March 31, 2014 and December 31, 2013, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

COLLECTIVE BARGAINING AGREEMENTS - Unionized personnel represent approximately 60% of our workforce at March 31, 2014. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (IBEW) operates under a collective bargaining agreement that runs through February 2017, and the International Association of Machinists and Aerospace Workers (IAM) operates under a collective bargaining agreement that expires in August 2014.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of March 31, 2014
	Total	Level 1	Level 2	Level 3
Assets -
Available-for-Sale Securities (A)	$8,808	$8,808	$—	$—
Derivatives – Energy Related Assets (B)	2,190	2,190	—	—
	$10,998	$10,998	$—	$—

Liabilities -

Derivatives – Energy Related Liabilities (B)	$466	$466	$—	$—
Derivatives – Other (C)	4,735	—	4,735	—
	$5,201	$466	$4,735	$—

As of December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,696	$8,696	$—	$—
Derivatives - Energy Related Assets (B)	1,500	1,409	91	—
	$10,196	$10,105	$91	$—

Liabilities

Derivatives - Energy Related Liabilities (B)	$759	$155	$604	$—
Derivatives - Other (C)	3,735	—	3,735	—
	$4,494	$155	$4,339	$—

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

SJG is involved in buying, selling, transporting and storing natural gas and is subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company, through its affiliate South Jersey Resources Group (SJRG) and another counterparty, uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, futures contracts, swap agreements and options contracts. As of March 31, 2014, SJG had outstanding derivative contracts intended to limit the exposure to market risk on 11.8 MMdts of expected future purchases of natural gas. These contracts, which do not qualify for the normal purchase and sale exemption and have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives —Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed balance sheets. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed balance sheets. As of March 31, 2014 and December 31, 2013, SJG had $1.7 million and $0.7 million of unrealized gains, respectively, included in its BGSS related to open financial contracts.

The Company has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives-Other on the condensed balance sheets. The fair value represents the amount SJG would have to pay the counterparty to terminate these contracts as of those dates. There have been no significant changes to the Company’s active interest rate swaps since December 31, 2013 which are described in Note 1 to the Financial Statements in Item 8 of SJG’s Annual Report on Form 10-K as of December 31, 2013. Subject to BPU approval, the market value upon termination of these interest rate derivatives can be recovered in rates and, therefore, these unrealized losses have been included in Regulatory Assets on the condensed balance sheets.

We previously used derivative transactions known as “Treasury Locks” to hedge against the impact on our cash flows of possible interest rate increases on debt issued in September 2005.  The initial $1.4 million cost of the Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the 30 year life of the associated debt issue.  As of both March 31, 2014 and December 31, 2013, the unamortized balance was approximately $1.0 million .

The fair values of all derivative instruments, as reflected in the condensed balance sheets as of March 31, 2014 and December 31, 2013, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	March 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$2,121	$280	$1,222	$711
Derivatives – Energy Related – Non-Current	69	186	278	48
Interest rate contracts:
Derivatives – Other	—	4,735	—	3,735
Total derivatives not designated as hedging instruments under GAAP	2,190	5,201	1,500	4,494
Total Derivatives	$2,190	$5,201	$1,500	$4,494

For derivative instruments disclosed in the table above, information as to the presentation on the condensed balance sheets is as follows (in thousands):

As of March 31, 2014
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$2,190	$—	$2,190	$(466)	(A)	$—	$1,724
Derivatives - Energy Related Liabilities	(466)	—	(466)	466	(B)	—	—
Derivatives - Other	(4,735)	—	(4,735)	—		—	(4,735)

As of December 31, 2013
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$1,500	$—	$1,500	$(155)	(A)	$(498)	$847
Derivatives - Energy Related Liabilities	(759)	—	(759)	155	(B)	—	(604)
Derivatives - Other	(3,735)	—	(3,735)	—		—	(3,735)

(A) The balances at March 31, 2014 and December 31, 2013 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at March 31, 2013 and December 31, 2013 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed statements of income for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	2014	2013
Interest Rate Contracts:
Losses reclassified from Accumulated Other Comprehensive Loss into income (a)	$(12)	$(12)
(a) Included in Interest Charges

Net realized gain of $2.4 million and loss of $1.5 million associated with SJG's energy related financial commodity contracts for the three months ended March 31, 2014 and 2013, respectively, are not included in the above table.  These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

12.	LONG-TERM DEBT:

In January 2014, SJG issued $30.0 million aggregate principal amount of 4.23% Medium Term Notes (MTN's) due January 2030.
We retire debt when it is cost effective as permitted by the debt agreements.  Our long-term debt agreements contain no financial covenants.

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in Accumulated Other Comprehensive Loss (AOCL) for the three months ended March 31, 2014 are as follows (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance at January 1, 2014 (a)	$(10,672)	$(594)	$397	$(10,869)
Other comprehensive income before reclassifications	—	—	62	62
Amounts reclassified from AOCL (b)	—	8	—	8
Net current period other comprehensive income	—	8	62	70
Balance at March 31, 2014 (a)	$(10,672)	$(586)	$459	$(10,799)

(a) Determined using a combined statutory tax rate of 41%.
(b) See table below.

The reclassifications out of AOCL and into earnings during the three months ended March 31, 2014 is as follows (in thousands):

Components of AOCL	Amounts Reclassified from AOCL (in thousands)	Affected Line Item in the Condensed Statements of Income
	Three Months Ended March 31, 2014
Unrealized Loss on Derivatives-Other - Interest Rate Contracts designated as cash flow hedges	$12	Interest Charges
Unrealized Gain on Available-for-Sale Securities	—	Other Income & Expense
	12	Loss (Income) Before Income Taxes
Income Taxes (a)	4	Income Taxes (a)
Losses (Gains) from reclassifications for the period net of tax	$8

(a) Determined using a combined statutory tax rate of 41%.

14.    SUBSEQUENT EVENT:

In April 2014, SJG received an equity infusion of $12.0 million from SJI.

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

OVERVIEW:

Organization - We are an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. We also sell natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transport natural gas purchased directly from producers or suppliers to their customers. We served 364,424 customers at March 31, 2014 compared with 359,449 customers at March 31, 2013.

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

A discussion of these and other risks and uncertainties may be found in SJG’s Form 10-K for the year ended December 31, 2013 and in other filings made by us with the Securities and Exchange Commission. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Quarterly Report on Form 10-Q, or in any document incorporated by reference, at the date of such document. While SJG believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJG undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies - Estimates and Assumptions - Management must make estimates and assumptions that affect the amounts reported in the condensed financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our condensed financial statements require a significant amount of judgment and estimation.
These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement benefit costs, and revenue recognition. A discussion of these estimates and assumptions may be found in SJG’s Form 10-K for the year ended December 31, 2013.

New Accounting Pronouncements -    See detailed discussions concerning New Accounting Pronouncements and their impact on SJG in Note 1 to the condensed financial statements.

Regulatory Actions – Other than the changes discussed in Note 3 to the condensed financial statements, there have been no significant regulatory actions since December 31, 2013. See detailed discussions concerning Regulatory Actions in Note 3 to the Financial Statements in item 8 of SJG’s Form 10-K for the year ended December 31, 2013.

Environmental Remediation –There have been no significant changes to the status of SJG’s environmental remediation efforts since December 31, 2013. See detailed discussion concerning Environmental Remediation in Note 12 to the Financial Statements in Item 8 of SJG’s Form 10-K for the year ended December 31, 2013.

Competition - See detailed discussion concerning competition in SJG’s Form 10-K for the year ended December 31, 2013.

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The number of customers purchasing their natural gas from marketers was 45,300 and 45,921 at March 31, 2014 and 2013, respectively.

RESULTS OF OPERATIONS:

The following table summarizes the composition of selected gas utility data for the three months ended March 31, (in thousands, except for degree day data):

	Three Months Ended March 31,
	2014	2013
Utility Throughput – dt:
Firm Sales -
Residential	13,188	11,070
Commercial	2,735	2,516
Industrial	157	154
Cogeneration & Electric Generation	310	145
Firm Transportation -
Residential	1,902	1,628
Commercial	3,451	2,986
Industrial	3,510	3,567
Cogeneration & Electric Generation	1,960	2,082

Total Firm Throughput	27,213	24,148

Interruptible Sales	—	—
Interruptible Transportation	368	434
Off-System	2,430	1,713
Capacity Release	16,182	13,815

Total Throughput - Utility	46,193	40,110

	Three Months Ended March 31,
	2014	2013
Utility Operating Revenues:
Firm Sales -
Residential	$125,188	$108,124
Commercial	28,331	23,635
Industrial	2,081	1,628
Cogeneration & Electric Generation	2,080	783
Firm Transportation -
Residential	10,158	9,289
Commercial	13,454	11,331
Industrial	6,790	5,944
Cogeneration & Electric Generation	2,326	2,234

Total Firm Revenues	190,408	162,968

Interruptible Sales	2	—
Interruptible Transportation	448	540
Off-System	18,551	6,682
Capacity Release	896	3,687
Other	240	221

Total Utility Operating Revenues	210,545	174,098

Less:
Cost of Sales (Excluding depreciation)	103,293	77,602
Conservation Recoveries*	10,767	5,324
RAC Recoveries*	2,021	2,178
EET Recoveries*	1,059	996
Revenue and Throughput Taxes	436	2,244
Utility Margin**	$92,969	$85,754

Margin:
Residential	$73,594	$59,512
Commercial and Industrial	26,027	21,325
Cogeneration and Electric Generation	1,347	1,230
Interruptible	18	24
Off-System & Capacity Release	653	685
Other Revenues	239	220
Margin Before Weather Normalization & Decoupling	101,878	82,996
CIRT Mechanism	—	742
CIP Mechanism	(9,010)	1,891
EET Mechanism	101	125
Utility Margin**	$92,969	$85,754

Degree Days:	2,786	2,457

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.
**Utility Margin is further defined under the caption "Margin (pre-tax)" below.

Throughput – Total gas throughput increased 6.1 MMdts, or 15.2%, during the three months ended March 31, 2014, compared with the same period in 2013. Firm throughput increased 3.1 MMdts, or 12.7%, during the first quarter of 2014 as a result of weather that was 13.4% colder than the same period last year. Also contributing to higher throughput was the addition of 4,975 customers over the last 12 months, representing 1.4% customer growth. Off-System Sales (OSS) and Capacity Release throughput increased 0.7 MMdts and 2.4 MMdts, respectively, during the first quarter of 2014. Similar to firm throughput, OSS throughput improved as a result of higher weather-driven demand during the first quarter. The increase in capacity release was related to the expiration of an Asset Management Agreement (AMA) that was in effect during 2013. Volumes released under AMA's are not included in the throughput table above. In 2014, the capacity previously committed under the AMA was available to be released during the first quarter of 2014.

 Operating Revenues – Revenues increased $36.4 million, or 20.9%, during the three months ended March 31, 2014, compared with the same period in 2013, due to higher firm sales and Off-System Sales (OSS). Total firm revenue increased $27.4 million, or 16.8%, in the first quarter of 2014 as a result of 13.4% colder weather and 4,975 additional customers compared with the same period in 2013, as previously discussed under "Throughput." While these factors increased firm sales revenue significantly, the revenue increase has little impact on Company profitability under the operation of the Conservation Incentive Program, as further discussed below under the captions "Conservation Incentive Program (CIP)" and "Margin (pre-tax)."

Higher OSS volume and unit prices resulted in an $11.9 million, or 177.6%, increase in revenues during the three months ended March 31, 2014, compared with the same period in 2013. Colder weather led to greater demand during the first quarter of 2014, allowing the Company to increase revenue from such sales. However, the impact of changes in OSS activity does not have a material impact on the earnings of SJG, as the Company is required to return 85% of the profits of such activity to our ratepayers. Earnings from OSS can be seen in the "Margin" table above.

Conservation Incentive Program (CIP) - The effects of the CIP on our net income and the associated weather comparisons are as follows ($’s in millions):

	Three Months Ended March 31,
	2014	2013
Net Income Impact:
CIP – Weather Related	$(6.0)	$(0.5)
CIP – Usage Related	0.7	1.6
Total Net Income Impact	$(5.3)	$1.1

Weather Compared to 20-Year Average	17.4% Colder	Average
Weather Compared to Prior Year	13.4% Colder	27.3% Colder

Margin (pre-tax) - SJG’s margin is defined as natural gas revenues less natural gas costs, regulatory rider expenses and related volumetric and revenue based energy taxes. Management believes that margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, regulatory rider expenses and related energy expenses are passed through to customers and, therefore, have no effect on margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the New Jersey Board of Public Utilities (BPU) through SJG’s BGSS clause.

Total margin increased $7.2 million, or 8.4%, for the three months ended March 31, 2014, compared with the same period in 2013, primarily due to the Capital Investment Recovery Tracker ("CIRT") investments rolling into base rates effective October 1, 2013. The CIRT investments rolling into base rates contributed approximately $6.4 million in additional margin during the first quarter of 2014. In addition, SJG added 4,975 customers over the 12-month period ended March 31, 2014, representing growth of 1.4% over the prior year and a corresponding increase in margin.

As reflected in the margin table and the CIP table above, the CIP mechanism requires SJG to return $9.0 million, or $5.3 million after taxes, in margin earned during the first three months of 2014 primarily due to weather that was colder than normal. The CIP protected $1.9 million, or $1.1 million after taxes, during the same period in 2013 that would have been lost due to lower customer usage. The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer.

Operating Expenses - A summary of changes in operating expenses (in thousands):

Three Months Ended March 31, 2014 vs. 2013
Operations	$6,261
Maintenance	$(163)
Depreciation	$831
Energy and Other Taxes	$(1,818)

Operations  – Operations expense increased $6.3 million for the three months ended March 31, 2014, as compared with the same period in 2013.  The increase is primarily due to the spending under the New Jersey Clean Energy Program and Energy Efficiency Programs which increased $5.5 million for the three months ended March 31, 2014, as compared to 2013. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period.

Maintenance -   Changes in maintenance expense for the three months ended March 31, 2014, compared with the same period in 2013, were not significant.

Depreciation - Depreciation expense increased $0.8 million during the three months ended March 31, 2014, compared with the same period in 2013, due mainly to our continuing investment in property, plant and equipment.

Energy and Other Taxes - Energy and Other Taxes decreased $1.8 million during the three months ended March 31, 2014, compared with the same period in 2013. This was primarily due to the elimination of the Company's primary energy tax, the Transitional Energy Facilities Assessment, effective January 1, 2014.

Other Income and Expense - Other Income and Expense decreased $0.4 million for the three months ended March 31, 2014, compared with the same period in 2013, as a result of a gain on the sale of certain available-for-sale securities during the first quarter of 2013. No such sales or gains occurred in 2014.

Interest Charges –  Interest Charges increased $1.4 million during the three months ended March 31, 2014, compared with the same period in 2013, due to lower capitalization of interest costs on construction during 2014. This was a result of the roll-in of capital investments under the company's Capital Investment Recovery Trackers (CIRT) into base rates effective October 1, 2013, and weather-related construction delays during the first quarter of 2014. CIRT investments were approved by the BPU to accrue interest on construction until such time they were rolled into base rates. Also contributing to the increase is an incremental $55.0 million of higher priced long-term debt outstanding.

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities.  Net cash provided by operating activities totaled $31.6 million and $55.8 million in the first three months of 2014 and 2013, respectively.  Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Net cash provided by operations was negatively impacted by higher working capital requirements primarily as a result of higher gas costs due to the extremely cold weather during the first three months of 2014. A portion of these higher gas costs were deferred and will be collected in future periods under the BGSS. These higher working capital needs were partially offset as SJG did not make a pension contribution during the first quarter of 2014 as compared to a contribution of $9.1 million for the first quarter of 2013. No contribution was required in 2014 due to an increase in the discount rate used to calculate future liability and greater than expected asset performance which significantly improved the Company's funding status.  The Company strives to keep its pension plans fully funded.  When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, the Company increases its contributions to supplant that funding shortfall.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital expenditures, primarily to invest in new and replacement facilities and equipment. Cash used for capital expenditures was $40.7 million and $25.7 million during the first three months of 2014 and 2013, respectively.   We estimate the net cash outflows for construction projects for fiscal years 2014, 2015 and 2016 to be approximately $181.8 million, $231.1 million and $198.6 million, respectively.  For capital expenditures, including those under the Accelerated Investment Replacement Program (AIRP), SJG expects to use short-term borrowings to finance capital expenditures as incurred.  From time to time, the Company may refinance the short-term debt incurred to support capital expenditures with long-term debt.

Cash Flows from Financing Activities - SJG uses short-term borrowings under lines of credit from commercial banks, or under its commercial paper program discussed below, to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, the Company refinances short-term debt incurred to finance capital expenditures with long-term debt. Debt is incurred primarily to expand and upgrade our gas transmission and distribution system and to support seasonal working capital needs related to inventories and customer receivables. In January 2014, SJG issued $30.0 million aggregate principal amount of 4.23% Medium Term Notes due January 2030.

Credit facilities and available liquidity as of March 31, 2014 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper/Revolving Credit Facilities	$200,000	$47,700	$152,300	May 2018
Uncommitted Bank Lines	10,000	—	10,000	August 2014

Total	$210,000	$47,700	$162,300

The SJG facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1, measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of March 31, 2014.

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

Average borrowings outstanding under the commercial paper program/revolving credit facility during the three months ended March 31, 2014 and 2013 were $40.8 million and $86.2 million, respectively.  The maximum amount outstanding under these credit facilities during the three months ended March 31, 2014 and 2013 were $66.0 million and $103.0 million, respectively.

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

In September 2013, SJG received an equity infusion of $25.0 million from SJI.

SJG’s capital structure was as follows:

	As of March 31, 2014	As of December 31, 2013
Common Equity	54%	53%
Long-Term Debt	42%	41%
Short-Term Debt	4%	6%

Total	100%	100%

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for capital expenditures for the first three months of 2014 and 2013 amounted to $40.7 million and $25.7 million, respectively. Management estimates net cash outflows for construction projects for 2014, 2015 and 2016, to be approximately $181.8 million, $231.1 million and $198.6 million respectively.  Costs for remediation projects, net of insurance reimbursements, for the first three months of 2014 and 2013 amounted to net cash inflows of $1.2 million and $2.9 million, respectively.  Total cash outflows for remediation projects are expected to be $12.7 million, $34.6 million and $27.2 million for 2014, 2015, and 2016, respectively.  As discussed in Notes 4 and 12 to the Financial Statements in Item 8 of SJG’s 10-K as of December 31, 2013, environmental remediation costs are subject to recovery from ratepayers.

SJG provided a $25.2 million letter of credit under a separate facility, outside of the revolving credit facility, to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG's natural gas distribution system.

SJG has certain commitments for interstate pipeline capacity, storage services, Liquefied Natural Gas (LNG) and LNG transportation services, which carry demand type charges for which it pays fees regardless of usage. Those commitments as of March 31, 2014, average $49.4 million annually and total $208.0 million over the contracts’ lives.  Approximately 40% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the BGSS.

Contractual Cash Obligations –   Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2013.  There were no significant changes to SJG's contractual cash obligations from December 31, 2013 except for long term debt, which increased by $30.0 million due to the issuance of $30.0 million aggregate principal amount of 4.23% Medium Term Notes due January 2030 and increased commodity supply purchase obligations due to additional agreements to extend several services and replenish storage.

Off-Balance Sheet Arrangements - We have no off-balance sheet arrangements.

Pending Litigation - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.4 million and $0.5 million related to all claims in the aggregate, as of March 31, 2014 and December 31, 2013, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

The fair value and maturity of these energy trading and hedging contracts determined using mark-to-market accounting as of March 31, 2014 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$2,121	$69	$2,190
Prices Provided by Other External Sources (Basis)	—	—	—

Total	$2,121	$69	$2,190

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$280	$186	$466
Prices Provided by Other External Sources (Basis)	—	$—	—

Total	$280	$186	$466

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location.  Contracted volumes of our NYMEX contracts are 11.8 MMdt with a weighted-average settlement price of $4.27 per dt.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Asset, January 1, 2014	$741
Contracts Settled During the Three Months ended March 31, 2014, Net	(98)
Other Changes in Fair Value from Continuing and New Contracts, Net	1,081
Net Derivatives — Energy Related Asset, March 31, 2014	$1,724

Interest Rate Risk - Our exposure to interest rate risk relates primarily to short-term, variable-rate borrowings. Short-term, variable-rate debt outstanding at March 31, 2014, was $47.7 million and averaged $40.8 million during the first three months of 2014. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $0.2 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2013 - 14 b.p. decrease; 2012 - 1 b.p. decrease; 2011 - 14 b.p. decrease; 2010 - 5 b.p. increase; and 2009 - 29 b.p. decrease.  As of March 31, 2014, our average interest rate on variable-rate debt was 0.25%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of March 31, 2014, the interest costs on all of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative.  Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of March 31, 2014, SJG’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its president (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2014. Based on that evaluation, SJG’s president and chief financial officer concluded that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the 1992 framework remains available during the transition period, which extends to December 15, 2014. As of March 31, 2014, SJG continues to utilize the 1992 Framework and anticipates transitioning to the 2013 Framework by the transition date.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 27.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of SJG’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

101
The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three months ended March 31, 2014, filed with the Securities and Exchange Commission on May 9, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Balance Sheets and (v) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
(Registrant)

Dated:	May 9, 2014	By:	/s/ Jeffrey E. DuBois
Jeffrey E. DuBois
President
(Principal Executive Officer)

Dated:	May 9, 2014	By:	/s/ Stephen H. Clark
Stephen H. Clark
Chief Financial Officer
(Principal Financial Officer)

Dated:	May 9, 2014	By:	/s/ Thomas S. Kavanaugh
Thomas S. Kavanaugh
Controller