Form 10-Q
period 2014-06-30
SOUTH JERSEY GAS Co
filed 2014-08-06
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

As of August 1, 2014 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2014	2013
Operating Revenues	$69,159	$66,536

Operating Expenses:
Cost of Sales (Excluding depreciation)	24,879	26,108
Operations	22,100	19,468
Maintenance	3,181	3,365
Depreciation	9,164	8,249
Energy and Other Taxes	830	1,277

Total Operating Expenses	60,154	58,467

Operating Income	9,005	8,069

Other Income and Expense	1,477	810

Interest Charges	(4,292)	(2,789)

Income Before Income Taxes	6,190	6,090

Income Taxes	(2,379)	(2,269)

Net Income	$3,811	$3,821

The accompanying notes are an integral part of the unaudited condensed financial statements.

	Six Months Ended
	June 30,
	2014	2013
Operating Revenues	$279,704	$240,634

Operating Expenses:
Cost of Sales (Excluding depreciation)	128,172	103,710
Operations	52,412	43,519
Maintenance	6,440	6,787
Depreciation	18,220	16,474
Energy and Other Taxes	2,015	4,280

Total Operating Expenses	207,259	174,770

Operating Income	72,445	65,864

Other Income and Expense	2,563	2,260

Interest Charges	(8,634)	(5,750)

Income Before Income Taxes	66,374	62,374

Income Taxes	(24,906)	(23,040)

Net Income	$41,468	$39,334

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2014	2013
Net Income	$3,811	$3,821

Other Comprehensive Gain (Loss) - Net of Tax: *

Unrealized Gain (Loss) on Available-for-Sale Securities	154	(23)
Unrealized Gain on Derivatives - Other	7	7

Other Comprehensive Gain (Loss) - Net of Tax *	161	(16)

Comprehensive Income	$3,972	$3,805

	Six Months Ended
	June 30,
	2014	2013
Net Income	$41,468	$39,334

Other Comprehensive Gain (Loss) - Net of Tax: *

Unrealized Gain (Loss) on Available-for-Sale Securities	216	(297)
Unrealized Gain on Derivatives - Other	15	14

Other Comprehensive Gain (Loss) - Net of Tax *	231	(283)

Comprehensive Income	$41,699	$39,051

* Determined using a combined statutory tax rate of 41% .

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2014	2013
Net Cash Provided by Operating Activities	$33,638	$84,960

Cash Flows from Investing Activities:
Capital Expenditures	(88,668)	(76,138)
Net Purchase of Restricted Investments in Margin Accounts	(818)	(1,060)
Investment in Long-Term Receivables	(3,410)	(3,256)
Proceeds from Long-Term Receivables	3,536	3,433

Net Cash Used in Investing Activities	(89,360)	(77,021)

Cash Flows from Financing Activities:
Net Repayments of Short-Term Credit Facilities	(55,500)	(9,100)
Proceeds from Issuance of Long-Term Debt	89,000	—
Payments for Issuance of Long-Term Debt	(581)	(5)
Additional Investment by Shareholder	25,000	—

Net Cash Provided by (Used in) Financing Activities	57,919	(9,105)

Net Increase (Decrease) in Cash and Cash Equivalents	2,197	(1,166)
Cash and Cash Equivalents at Beginning of Period	2,020	2,678

Cash and Cash Equivalents at End of Period	$4,217	$1,512

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2014	December 31, 2013
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$1,902,141	$1,816,804
Accumulated Depreciation	(405,013)	(392,029)

Property, Plant and Equipment - Net	1,497,128	1,424,775

Investments:
Available-for-Sale Securities	9,091	8,696
Restricted Investments	1,498	680

Total Investments	10,589	9,376

Current Assets:
Cash and Cash Equivalents	4,217	2,020
Accounts Receivable	89,738	60,317
Accounts Receivable - Related Parties	1,273	968
Unbilled Revenues	8,888	41,510
Provision for Uncollectibles	(5,236)	(4,553)
Natural Gas in Storage, average cost	20,167	20,811
Materials and Supplies, average cost	1,794	1,798
Deferred Income Taxes - Net	17,158	23,309
Prepaid Taxes	22,490	7,683
Derivatives - Energy Related Assets	1,719	1,222
Other Prepayments and Current Assets	4,177	3,819

Total Current Assets	166,385	158,904

Regulatory and Other Noncurrent Assets:
Regulatory Assets	314,725	296,081
Unamortized Debt Issuance Costs	7,723	6,523
Long-Term Receivables	10,174	10,252
Derivatives - Energy Related Assets	81	278
Other	3,044	2,937

Total Regulatory and Other Noncurrent Assets	335,747	316,071

Total Assets	$2,009,849	$1,909,126

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	June 30, 2014	December 31, 2013
Capitalization and Liabilities
Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	250,972	225,972
Accumulated Other Comprehensive Loss	(10,638)	(10,869)
Retained Earnings	431,486	390,018

Total Common Equity	677,668	610,969

Long-Term Debt	543,000	454,000

Total Capitalization	1,220,668	1,064,969

Current Liabilities:
Notes Payable	10,000	65,500
Current Portion of Long-Term Debt	21,000	21,000
Accounts Payable - Commodity	13,307	24,232
Accounts Payable - Other	35,752	32,072
Accounts Payable - Related Parties	5,921	6,638
Derivatives - Energy Related Liabilities	297	711
Customer Deposits and Credit Balances	16,981	15,089
Environmental Remediation Costs	21,779	15,422
Taxes Accrued	1,659	1,767
Pension Benefits	1,241	1,241
Interest Accrued	6,576	6,039
Other Current Liabilities	4,224	5,629

Total Current Liabilities	138,737	195,340

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	49,792	60,949
Deferred Income Taxes - Net	399,941	380,975
Environmental Remediation Costs	94,250	104,070
Asset Retirement Obligations	41,708	41,178
Pension and Other Postretirement Benefits	50,653	48,197
Investment Tax Credits	254	360
Derivatives - Energy Related Liabilities	194	48
Derivatives - Other	5,494	3,735
Other	8,158	9,305

Total Regulatory and Other Noncurrent Liabilities	650,444	648,817

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,009,849	$1,909,126

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

REVENUE AND THROUGHPUT - BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. The PUA is included in both revenues and cost of sales, and totaled $0.2 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively and $0.6 million and $2.9 million for the six months ended June 30, 2014 and 2013, respectively. In prior years, SJG had collected a throughput-based energy tax from customers in the form of a Transitional Energy Facility Assessment (TEFA). The TEFA was eliminated effective January 1, 2014.

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

In May 2014, the FASB issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), This ASU supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and in most industry-specific topics. The new guidance identifies how and when entities should recognize revenue. The new rules establish a core principle requiring the recognition of revenue to depict the transfer of promised goods or service to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

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

See Note 2 to the Financial Statements in Item 8 of SJG Annual Report on Form 10-K as of December 31, 2013 for the related accounting policy.

The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at June 30, 2014, and the assumptions used to estimate the fair value of the awards:

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

As of June 30, 2014, there was $0.7 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes information regarding restricted stock award activity during the six months ended June 30, 2014, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2014	15,068	$50.73

Granted	10,394	$49.38

Nonvested Shares Outstanding, June 30, 2014	25,462	$50.18

Performance targets during the three-year vesting period were not attained for the January 2011 grant that had vested at December 31, 2013. As a result, no shares were awarded in 2014. During the six months ended June 30, 2013, SJI awarded 12,901 shares that had vested at December 31, 2012, to SJG's officers and other key employees at a market value of $0.6 million. SJG has a policy of making cash payments to SJI to satisfy its obligations under this plan. Cash payments to SJI during each of the six months ended June 30, 2014 and 2013 were approximately $0.4 million relating to stock awards. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

3.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU).

In November 2013, SJG filed a base rate case with the BPU requesting to increase base rates to obtain a certain level of return on our capital investments. We expect the base rate case to be concluded during 2014.

In January 2014, SJG credited the accounts of our periodic Basic Gas Supply Service (BGSS) customers with refunds totaling $11.2 million based on a projected over collection, at that time, due to lower gas costs.

In May 2014, SJG filed its annual Energy Efficiency Tracker (“EET”) petition requesting a 0.19% increase in rates to recover the costs of, and the allowed return on, prior investments associated with energy efficiency programs. This petition is currently pending.

In May 2014, SJG filed its annual BGSS and Conservation Incentive Program (“CIP”) petition, requesting a $4.9 million increase in annual revenues. The Petition proposes to recover over a two-year period higher than normal gas costs caused by colder than normal weather. The Petition also proposes to return to customers, through a reduction to the current CIP rate, excess margin recoveries caused by colder than normal weather. This petition is currently pending.

Also in May 2014, SJG received BPU approval to continue the CIP, with certain modifications.

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

Regulatory Assets consisted of the following items (in thousands):

	June 30, 2014	December 31, 2013
Environmental Remediation Costs:
Expended - Net	$28,612	$29,945
Liability for Future Expenditures	116,029	119,492
Deferred Asset Retirement Obligation Costs	31,576	31,142
Deferred Pension and Other Postretirement Benefit Costs	59,284	59,284
Deferred Gas Costs - Net	37,371	—
Conservation Incentive Program Receivable	—	10,526
Societal Benefit Costs Receivable	3,287	10,408
Premium for Early Retirement of Debt	—	955
Deferred Interest Rate Contracts (Note 11)	5,494	3,735
Energy Efficiency Tracker	11,779	10,420
Pipeline Supplier Service Charges	6,273	7,106
Pipeline Integrity Cost	3,187	2,902
AFUDC - Equity Related Deferrals	9,568	7,810
Other Regulatory Assets	2,265	2,356

Total Regulatory Assets	$314,725	$296,081

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through SJG's BGSS mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The change from a $19.1 million regulatory liability at December 31, 2013 to a $37.4 million regulatory asset at June 30, 2014 was due to the actual cost of the commodity incurred during the first six months of the year exceeding the gas costs recovered from the customers as a result of higher prices.

CONSERVATION INCENTIVE PROGRAM (CIP) RECEIVABLE – The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was greater than the established baseline during the first six months of 2014 resulting in a payable that is recorded in the table below as a regulatory liability. The change from a receivable to a related payable is primarily the result of colder weather experienced in the region during the first half of 2014.

SOCIETAL BENEFIT COSTS RECEIVABLE - This regulatory asset primarily represents the deferred expenses under the New Jersey Clean Energy Program which is a mechanism designed to recover costs associated with energy efficiency and renewable energy programs. The decrease in the asset is due to colder weather experienced in the region during the first half of 2014 resulting in increased recoveries of the deferred expense.

Regulatory Liabilities consisted of the following items (in thousands):

	June 30, 2014	December 31, 2013
Excess Plant Removal Costs	$38,430	$40,029
Deferred Revenues-Net	—	19,067
Conservation Incentive Program Payable	9,594	—
Other Regulatory Liabilities	1,768	1,853

Total Regulatory Liabilities	$49,792	$60,949

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

A summary of related party transactions, excluding pass-through items, included in Operating Revenues were as follows, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating Revenues/Affiliates:
SJRG	$225	$463	$383	$850
Marina	303	317	636	638
Other	—	—	—	1
Total Operating Revenue/Affiliates	$528	$780	$1,019	$1,489

Related party transactions, excluding pass-through items, included in Operating Expenses were as follows, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Costs of Sales/Affiliates (Excluding depreciation):
SJRG	$1,442	$4,758	$6,926	$5,669
Energy-Related Derivative (Gains) / Losses *
SJRG	$(490)	$(1,278)	$(1,520)	$179

* Contracts used to hedge natural gas purchases. Included in Cost of Sales on the Condensed Statement of Income.

Operations Expense/Affiliates
SJI	$3,148	$2,954	$7,178	$5,876
SJIS**	—	1,379	—	2,934
Millennium	687	675	1,295	1,349
Other	(112)	(105)	(216)	(233)
Total Operations Expense/Affiliates	$3,723	$4,903	$8,257	$9,926

** SJIS was dissolved effective January 1, 2014. All services previously provided by SJIS are currently being provided by SJI.

6.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of both June 30, 2014 and December 31, 2013, the escrowed proceeds, including interest earned, totaled $0.1 million. SJG established a margin account with SJRG in conjunction with SJG's risk management activities as detailed in Note 11. The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with SJRG changes. As of June 30, 2014 and December 31, 2013, the balance held with SJRG totaled $0.3 million and $0.5 million, respectively. SJG also established a margin account with another counterparty in conjunction with SJG's risk management activities as detailed in Note 11. The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with this counterparty changes. As of June 30, 2014 the balance held with this counterparty totaled $1.1 million. There was no balance held with this counterparty as of December 31, 2013. The carrying amounts of the Restricted Investments approximate their fair value at June 30, 2014 and December 31, 2013, which would be included in Level 1 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities).

LONG-TERM RECEIVABLES – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $15.0 million as of both June 30, 2014 and December 31, 2013.  The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the condensed balance sheets.  The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.3 million as of both June 30, 2014 and December 31, 2013.  The annual amortization to interest is not material to SJG’s financial statements.  The carrying amounts of these receivables approximate their fair value at June 30, 2014 and December 31, 2013, which would be included in Level 2 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities).

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJG's financial instruments approximate their fair values at June 30, 2014 and December 31, 2013, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJG at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy. See Note 10 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJG's long-term debt, including current maturities, as of June 30, 2014 and December 31, 2013, were $603.0 million and $486.5 million, respectively.  The carrying amounts of SJG's long-term debt, including current maturities, as of June 30, 2014 and December 31, 2013 were $564.0 million and $475.0 million, respectively.

7.	LINES OF CREDIT:

Credit facilities and available liquidity as of June 30, 2014 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper Program/ Revolving Credit Facility	$200,000	$10,000	$190,000	May 2018
Uncommitted Bank Lines	10,000	—	10,000	Various

Total	$210,000	$10,000	$200,000

The SJG facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of June 30, 2014.

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

Average borrowings outstanding under these credit facilities during the six months ended June 30, 2014 and 2013 were $43.3 million and $81.0 million, respectively.  The maximum amount outstanding under these credit facilities during the six months ended June 30, 2014 and 2013 were $70.1 million and $103.0 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our business’ future liquidity needs. Borrowings under these credit facilities are at market rates.  The weighted average interest rate on these borrowings, which changes daily, was 0.25% and 0.36% at June 30, 2014 and 2013, respectively.

8.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and six months ended  June 30, 2014 and 2013, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service Cost	$966	$1,033	$1,932	$2,080
Interest Cost	2,027	1,851	4,054	3,623
Expected Return on Plan Assets	(2,455)	(2,302)	(4,910)	(4,573)
Amortizations:
Prior Service Cost	33	48	66	96
Actuarial Loss	1,072	1,807	2,144	3,456
Net Periodic Benefit Cost	1,643	2,437	3,286	4,682
Capitalized Benefit Costs	(854)	(1,268)	(1,708)	(2,435)
Total Net Periodic Benefit Expense	$789	$1,169	$1,578	$2,247

	Other Postretirement Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service Cost	$172	$187	$344	$425
Interest Cost	510	482	1,020	1,017
Expected Return on Plan Assets	(473)	(437)	(946)	(886)
Amortizations:
Prior Service Cost (Credits)	26	(52)	52	(106)
Actuarial Loss	167	297	334	648
Net Periodic Benefit Cost	402	477	804	1,098
Capitalized Benefit Costs	(209)	(249)	(418)	(571)
Total Net Periodic Benefit Expense	$193	$228	$386	$527

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

GAS SUPPLY RELATED CONTRACTS - In the normal course of conducting business, we have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest date at which any of the primary terms of these contracts expire is March 2015. The transportation and storage agreements entered into between us and each of our interstate pipeline service providers were done so in accordance with their respective FERC approved tariff. Our cumulative obligation for gas supply related demand charges and reservation fees paid for these services averages approximately $3.9 million per month and is recovered on a current basis through the BGSS.

PENDING LITIGATION - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.5 million related to all claims in the aggregate, as of both June 30, 2014 and December 31, 2013. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

COLLECTIVE BARGAINING AGREEMENTS - Unionized personnel represent approximately 60% of our workforce at June 30, 2014. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (IBEW) operates under a collective bargaining agreement that runs through February 2017, and the International Association of Machinists and Aerospace Workers (IAM) operates under a collective bargaining agreement that expires in August 2014.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of June 30, 2014
	Total	Level 1	Level 2	Level 3
Assets -
Available-for-Sale Securities (A)	$9,091	$9,091	$—	$—
Derivatives – Energy Related Assets (B)	1,800	1,643	157	—
	$10,891	$10,734	$157	$—

Liabilities -

Derivatives – Energy Related Liabilities (B)	$491	$477	$6	$8
Derivatives – Other (C)	5,494	—	5,494	—
	$5,985	$477	$5,500	$8

As of December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,696	$8,696	$—	$—
Derivatives - Energy Related Assets (B)	1,500	1,409	91	—
	$10,196	$10,105	$91	$—

Liabilities

Derivatives - Energy Related Liabilities (B)	$759	$155	$604	$—
Derivatives - Other (C)	3,735	—	3,735	—
	$4,494	$155	$4,339	$—

(A)  Available-for-Sale Securities include securities that are traded in active markets.  The securities traded in active markets are valued using the quoted principal market close prices that are provided by the trustees and are categorized in Level 1 in the fair value hierarchy.

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

Type	Fair Value at June 30, 2014		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$—	$8	Discounted Cash Flow	Forward price (per dt)	$(2.31) - $(2.31) [$(2.31)]

The changes in fair value measurements of Derivatives - Energy Related Assets and Liabilities for the three and six months ended June 30, 2014 and 2013, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Balance at beginning of period	$—	$—
Total losses unrealized in Regulatory Liabilities (see note 4)	(8)	(8)
	(8)	(8)
Balance at June 30	$(8)	$(8)

11.	DERIVATIVE INSTRUMENTS:

SJG is involved in buying, selling, transporting and storing natural gas and is subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company, through its affiliate South Jersey Resources Group (SJRG) and another counterparty, uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, futures contracts, swap agreements and options contracts. As of June 30, 2014, SJG had outstanding derivative contracts intended to limit the exposure to market risk on 9.7 MMdts of expected future purchases of natural gas and 0.4 MMdts of expected future sales of natural gas. In addition to these derivative contracts, SJG had basis and index related purchase and sales contracts totaling 0.9 MMdts. These contracts, which do not qualify for the normal purchase and sale exemption and have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives —Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed balance sheets. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed balance sheets. As of June 30, 2014 and December 31, 2013, SJG had $1.3 million and $0.7 million of unrealized gains, respectively, included in its BGSS related to open financial contracts.

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

We previously used derivative transactions known as “Treasury Locks” to hedge against the impact on our cash flows of possible interest rate increases on debt issued in September 2005.  The initial $1.4 million cost of the Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the 30 year life of the associated debt issue.  As of both June 30, 2014 and December 31, 2013, the unamortized balance was approximately $1.0 million .

The fair values of all derivative instruments, as reflected in the condensed balance sheets as of June 30, 2014 and December 31, 2013, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	June 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$1,719	$297	$1,222	$711
Derivatives – Energy Related – Non-Current	81	194	278	48
Interest rate contracts:
Derivatives – Other	—	5,494	—	3,735
Total derivatives not designated as hedging instruments under GAAP	1,800	5,985	1,500	4,494
Total Derivatives	$1,800	$5,985	$1,500	$4,494

For derivative instruments disclosed in the table above, information as to the presentation on the condensed balance sheets is as follows (in thousands):

As of June 30, 2014
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$1,800	$—	$1,800	$(477)	(A)	$—	$1,323
Derivatives - Energy Related Liabilities	(491)	—	(491)	477	(B)	—	(14)
Derivatives - Other	(5,494)	—	(5,494)	—		—	(5,494)

As of December 31, 2013
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$1,500	$—	$1,500	$(155)	(A)	$(498)	$847
Derivatives - Energy Related Liabilities	(759)	—	(759)	155	(B)	—	(604)
Derivatives - Other	(3,735)	—	(3,735)	—		—	(3,735)

(A) The balances at June 30, 2014 and December 31, 2013 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at June 30, 2014 and December 31, 2013 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed statements of income for the three months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2014	2013	2014	2013
Interest Rate Contracts:
Losses reclassified from Accumulated Other Comprehensive Loss into income (a)	$(12)	$(12)	$(24)	$(24)
(a) Included in Interest Charges

Net realized gain of $1.2 million and $1.3 million associated with SJG's energy related financial commodity contracts for the three months ended June 30, 2014 and 2013, and gain of $3.6 million and loss of $0.2 million for the six month ended June 30, 2014 and 2013, respectively, are not included in the above table.  These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact to earnings.

12.	LONG-TERM DEBT:

In January 2014, SJG issued $30.0 million aggregate principal amount of 4.23% Medium Term Notes (MTN's) due January 2030.

In June 2014, SJG entered into a $200.0 million multiple-draw term facility offered by a syndicate of banks which expires in June, 2017. SJG can draw under this facility through June, 2016 and this facility bears interest at a floating rate based on LIBOR plus a spread determined by SJG's credit ratings. As of June 30, SJG had borrowed an aggregate $59.0 million under this facility and the proceeds were used to pay down short-term debt.

We retire debt when it is cost effective as permitted by the debt agreements.  Our long-term debt agreements contain no financial covenants.

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in Accumulated Other Comprehensive Loss (AOCL) for the three and six months ended June 30, 2014 are as follows (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance at April 1, 2014 (a)	$(10,672)	$(586)	$459	$(10,799)
Other comprehensive income before reclassifications	—	—	154	154
Amounts reclassified from AOCL (b)	—	7	—	7
Net current period other comprehensive income	—	7	154	161
Balance at June 30, 2014 (a)	$(10,672)	$(579)	$613	$(10,638)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance at January 1, 2014 (a)	$(10,672)	$(594)	$397	$(10,869)
Other comprehensive income before reclassifications	—	—	216	216
Amounts reclassified from AOCL (b)	—	15	—	15
Net current period other comprehensive income (loss)	—	15	216	231
Balance at June 30, 2014 (a)	$(10,672)	$(579)	$613	$(10,638)

(a) Determined using a combined statutory tax rate of 41%.
(b) See table below.

The reclassifications out of AOCL and into earnings during the three and six months ended June 30, 2014 is as follows (in thousands):

Components of AOCL	Amounts Reclassified from AOCL (in thousands)		Affected Line Item in the Condensed Statements of Income
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Unrealized Loss on Derivatives-Other - Interest Rate Contracts designated as cash flow hedges	$12	$24	Interest Charges
Unrealized Gain on Available-for-Sale Securities	—	—	Other Income & Expense
	12	24	Loss (Income) Before Income Taxes
Income Taxes (a)	5	9	Income Taxes (a)
Losses (Gains) from reclassifications for the period net of tax	$7	$15

(a) Determined using a combined statutory tax rate of 41%.

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

OVERVIEW:

Organization - We are an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. We also sell natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transport natural gas purchased directly from producers or suppliers to their customers. We served 363,483 customers at June 30, 2014 compared with 359,478 customers at June 30, 2013.

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

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The number of customers purchasing their natural gas from marketers was 41,130 and 47,350 at June 30, 2014 and 2013, respectively.

RESULTS OF OPERATIONS:

The following table summarizes the composition of selected gas utility data for the three and six months ended June 30, (in thousands, except for degree day data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Utility Throughput – dt:
Firm Sales -
Residential	2,830	2,805	16,018	13,875
Commercial	747	671	3,482	3,187
Industrial	33	29	190	183
Cogeneration & Electric Generation	245	420	555	565
Firm Transportation -
Residential	392	447	2,294	2,075
Commercial	1,081	1,078	4,532	4,064
Industrial	3,159	3,161	6,669	6,728
Cogeneration & Electric Generation	1,229	1,692	3,189	3,774

Total Firm Throughput	9,716	10,303	36,929	34,451

Interruptible Sales	—	14	—	14
Interruptible Transportation	338	305	706	739
Off-System	1,088	1,454	3,518	3,167
Capacity Release	14,477	7,146	30,659	20,961

Total Throughput - Utility	25,619	19,222	71,812	59,332

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Utility Operating Revenues:
Firm Sales -
Residential	$35,099	$33,798	$160,287	$141,922
Commercial	9,119	7,767	37,450	31,402
Industrial	586	529	2,667	2,157
Cogeneration & Electric Generation	1,581	2,380	3,661	3,163
Firm Transportation -
Residential	2,697	3,075	12,855	12,364
Commercial	4,509	4,031	17,963	15,362
Industrial	6,184	5,374	12,974	11,318
Cogeneration & Electric Generation	1,248	1,371	3,574	3,605

Total Firm Revenues	61,023	58,325	251,431	221,293

Interruptible Sales	—	339	2	339
Interruptible Transportation	411	375	859	915
Off-System	5,415	6,573	23,966	13,255
Capacity Release	1,952	687	2,848	4,374
Other	358	237	598	458

Total Utility Operating Revenues	69,159	66,536	279,704	240,634

Less:
Cost of Sales (Excluding depreciation)	24,879	26,108	128,172	103,710
Conservation Recoveries*	4,951	2,748	15,718	8,072
RAC Recoveries*	2,022	2,177	4,043	4,355
EET Recoveries*	992	1,195	2,051	2,191
Revenue and Throughput Taxes	175	695	611	2,939
Utility Margin**	$36,140	$33,613	$129,109	$119,367

Margin:
Residential	$22,477	$21,624	$96,071	$81,136
Commercial and Industrial	11,430	9,645	37,457	30,924
Cogeneration and Electric Generation	1,100	1,208	2,447	2,438
Interruptible	16	56	34	80
Off-System & Capacity Release	467	232	1,120	917
Other Revenues	872	499	1,111	765
Margin Before Weather Normalization & Decoupling	36,362	33,264	138,240	116,260
CIRT Mechanism	—	734	—	1,476
CIP Mechanism	(409)	(514)	(9,419)	1,377
EET Mechanism	187	129	288	254
Utility Margin**	$36,140	$33,613	$129,109	$119,367

Degree Days:	476	495	3,262	2,952

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.
**Utility Margin is further defined under the caption "Margin (pre-tax)" below.

Throughput – Total gas throughput increased 6.4 MMdts, or 33.3%, during the three months ended June 30, 2014, compared with the same period in 2013, primarily due to higher capacity release. Capacity release increased 7.3 MMdts as a result of the expiration of an Asset Management Agreement (AMA) that was in effect during 2013. Volumes released under AMA's are not included in the throughput table above. In 2014, the capacity previously committed under the expired AMA was available to be released during 2014. While capacity release can create significant volatility in throughput, it has little impact on revenue and margin generated from such activity. Firm throughput decreased 0.6 MMdts, or 5.7%, during the second quarter of 2014 as a result of system problems at one of our cogeneration customer's facilities during the second quarter.

Total gas throughput increased 12.5 MMdts, or 21.0%, during the six months ended June 30, 2014, compared with the same period in 2013. Firm throughput increased 2.5 MMdts, or 7.2%, during the first six months of 2014 as a result of weather that was 10.5% colder than the same period last year. Also contributing to higher throughput was the addition of 4,005 customers over the last 12 months, representing 1.1% customer growth. Off-System Sales (OSS) and Capacity Release throughput increased 0.4 MMdts and 9.7 MMdts, respectively, during the first six months of 2014. Similar to firm throughput, OSS throughput improved as a result of higher weather-driven demand during the first quarter. The increase in capacity release was related to the expiration of the AMA that was in effect during 2013. As discussed above, the capacity previously committed under the AMA was available to be released during the first six months of 2014.

 Operating Revenues – Revenues increased $2.6 million, or 3.9%, during the three months ended June 30, 2014, compared with the same period in 2013. As discussed under "Margin (pre-tax)", the roll in of certain capital investments into base rates effective October 1, 2013, increased revenue by approximately $2.3 million during the second quarter of 2014, compared with the same period last year. The addition of 4,005 customers over the last 12 months and customer migration from firm transportation back to firm sales has also increased total firm revenue, as firm sales include the cost of commodity. While shifts between firm transportation and firm sales result in changes in revenues, it has no impact on profitability, as the Company does not profit from the sale of the commodity.

Revenues increased $39.1 million, or 16.2%, during the six months ended June 30, 2014, compared with the same period in 2013, due to higher firm sales and Off-System Sales (OSS). Total firm revenue increased $30.1 million, or 13.6%, in the first six months of 2014 as a result of 10.5% colder weather and 4,005 additional customers compared with the same period in 2013, as previously discussed under "Throughput." While colder weather increased firm sales revenue significantly, the revenue increase has little impact on Company profitability under the operation of the Conservation Incentive Program, as discussed below under the captions "Conservation Incentive Program (CIP)" and "Margin (pre-tax)." As further discussed under "Margin (pre-tax)", the roll in of certain capital investments into base rates effective October 1, 2013, increased revenue by approximately $8.7 million during the first half of 2014.

Higher OSS volume and unit prices resulted in an $10.7 million, or 80.8%, increase in OSS revenues during the six months ended June 30, 2014, compared with the same period in 2013. Colder weather led to greater demand during the first quarter of 2014, allowing the Company to increase revenue from such sales. However, the impact of changes in OSS activity does not have a material impact on the earnings of SJG, as the Company is required to return 85% of the profits of such activity to our ratepayers. Earnings from OSS can be seen in the "Margin" table above.

Conservation Incentive Program (CIP) - The effects of the CIP on our net income and the associated weather comparisons are as follows ($’s in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income Impact:
CIP – Weather Related	$0.4	$—	$(5.7)	$(0.7)
CIP – Usage Related	(0.7)	(0.3)	0.1	1.5
Total Net Income Impact	$(0.3)	$(0.3)	$(5.6)	$0.8

Weather Compared to 20-Year Average	0.1% Warmer	Average	13.4% Colder	1.8% Colder
Weather Compared to Prior Year	3.9% Warmer	34.9% Colder	10.5% Colder	28.5% Colder

Margin (pre-tax) - SJG’s margin is defined as natural gas revenues less natural gas costs, regulatory rider expenses and related volumetric and revenue based energy taxes. Management believes that margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, regulatory rider expenses and related energy taxes are passed through to customers and, therefore, have no effect on margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the New Jersey Board of Public Utilities (BPU) through SJG’s BGSS clause.

Total margin increased $2.5 million, or 7.5% for the three month period ended June 30, 2014, compared with the same period in 2013, primarily due to the Capital Investment Recovery Tracker (CIRT) investments rolling into base rates effective October 1, 2013. The CIRT investments rolling into base rates contributed approximately $2.3 million in additional margin during the second quarter of 2014. In addition, SJG added 4,005 customers over the 12-month period ended June 30, 2014, contributing approximately $0.4 million in additional margin during the second quarter 2014, compared with the second quarter of 2013.

Total margin increased $9.7 million, or 8.2%, for the six month period ended June 30, 2014, compared with the same period in 2013, primarily due to the CIRT investments rolling into base rates effective October 1, 2013. The CIRT investments rolling into base rates contributed approximately $8.7 million in additional margin during the first half of 2014. In addition, SJG added 4,005 customers over the 12-month period ended June 30, 2014, representing growth of 1.1% over the prior year and a corresponding increase in margin.

As reflected in the margin table and the CIP table above, the CIP mechanism requires SJG to return $9.4 million, or $5.6 million after taxes, in margin earned during the six month period ended June 30, 2014 primarily due to weather that was colder than normal. The CIP protected $1.4 million, or $0.8 million after taxes, during the same period in 2013 that would have been lost due to lower customer usage. The impact of the CIP on net income for the three month periods ended June 30, 2014 and 2013 was not material. The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer.

Operating Expenses - A summary of changes in operating expenses (in thousands):

	Three Months Ended June 30, 2014 vs. 2013	Six Months Ended June 30, 2014 vs. 2013
Operations	$2,632	$8,893
Maintenance	$(184)	$(347)
Depreciation	$915	$1,746
Energy and Other Taxes	$(447)	$(2,265)

Operations  – Operations expense increased $2.6 million and $8.9 million for the three and six month periods ended June 30, 2014, as compared with the same periods in 2013, respectively.  The increases are primarily due to the spending under the New Jersey Clean Energy Program and Energy Efficiency Programs which increased $2.0 million and $7.5 million for the three and six month periods ended June 30, 2014, as compared to the same periods in 2013. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the periods.

Maintenance -   Changes in maintenance expense for the three and six months ended June 30, 2014, compared with the same periods in 2013, were not significant.

Depreciation - Depreciation expense increased $0.9 million and $1.7 million during the three and six month periods ended June 30, 2014, compared with the same periods in 2013, respectively, due mainly to our continuing investment in property, plant and equipment.

Energy and Other Taxes - Energy and Other Taxes decreased $0.4 million and $2.3 million during the three and six month periods ended June 30, 2014, compared with the same periods in 2013, respectively. This was primarily due to the elimination of the Company's primary energy tax, the Transitional Energy Facilities Assessment, effective January 1, 2014.

Other Income and Expense - Changes in other income and expense for the three and six month periods ended June 30, 2014, compared with the same periods in 2013 were not significant.

Interest Charges –  Interest Charges increased $1.5 million and $2.9 million during the three and six month periods ended June 30, 2014, compared with the same periods in 2013, respectively, due to lower capitalization of interest costs on construction during 2014. This was a result of the roll-in of capital investments under the company's Capital Investment Recovery Trackers (CIRT) into base rates effective October 1, 2013, and weather-related construction delays during the first quarter of 2014. CIRT investments were approved by the BPU to accrue interest on construction until such time they were rolled into base rates. Also contributing to the increase is an incremental $114.0 million of higher priced, long-term debt outstanding.

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities.  Net cash provided by operating activities totaled $33.6 million and $85.0 million in the first six months of 2014 and 2013, respectively.  Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Net cash provided by operations was negatively impacted by higher working capital requirements primarily as a result of higher gas costs due to the extremely cold weather during the first three months of 2014. A portion of these higher gas costs were deferred and will be collected in future periods under the BGSS. These higher working capital needs were partially offset as SJG did not make a pension contribution during the first quarter of 2014, as compared to a contribution of $9.1 million for the first quarter of 2013. No contribution was required in 2014 due to an increase in the discount rate used to calculate the future liability and greater than expected asset performance, which significantly improved the Company's funding status.  The Company strives to keep its pension plans fully funded.  When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, the Company increases its contributions to supplant that funding shortfall.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital expenditures, primarily to invest in new and replacement facilities and equipment. Cash used for capital expenditures was $88.7 million and $76.1 million during the first six months of 2014 and 2013, respectively.   We estimate the net cash outflows for construction projects for fiscal years 2014, 2015 and 2016 to be approximately $216.5 million, $276.1 million and $157.3 million, respectively.  For capital expenditures, including those under the Accelerated Investment Replacement Program (AIRP), SJG expects to use short-term borrowings to finance capital expenditures as incurred.  From time to time, the Company may refinance the short-term debt incurred to support capital expenditures with long-term debt.

Cash Flows from Financing Activities - SJG uses short-term borrowings under lines of credit from commercial banks, or under its commercial paper program discussed below, to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, the Company refinances short-term debt incurred to finance capital expenditures with long-term debt. Debt is incurred primarily to expand and upgrade our gas transmission and distribution system and to support seasonal working capital needs related to inventories and customer receivables. In January 2014, SJG issued $30.0 million aggregate principal amount of 4.23% Medium Term Notes due January 2030. In June 2014, SJG entered into a $200.0 million multiple-draw term facility offered by a syndicate of banks, which expires in June, 2017. SJG can draw under this facility through June, 2016 and this facility bears interest at a floating rate based on LIBOR plus a spread determined by SJG's credit ratings. As of June 30, 2014, SJG had borrowed an aggregate $59.0 million under this facility and the proceeds were used to pay down short-term debt.

Credit facilities and available liquidity as of June 30, 2014 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper/Revolving Credit Facilities	$200,000	$10,000	$190,000	May 2018
Uncommitted Bank Lines	10,000	—	10,000	August 2014

Total	$210,000	$10,000	$200,000

The SJG facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1, measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of June 30, 2014.

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

Average borrowings outstanding under the commercial paper program/revolving credit facility during the six months ended June 30, 2014 and 2013 were $43.3 million and $81.0 million, respectively.  The maximum amount outstanding under these credit facilities during the six months ended June 30, 2014 and 2013 were $70.1 million and $103.0 million, respectively.

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

In April and June 2014, SJG received equity infusions totaling $25.0 million from SJI.

SJG’s capital structure was as follows:

	As of June 30, 2014	As of December 31, 2013
Common Equity	54%	53%
Long-Term Debt	45%	41%
Short-Term Debt	1%	6%

Total	100%	100%

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for capital expenditures for the first six months of 2014 and 2013 amounted to $88.7 million and $76.1 million, respectively. Management estimates net cash outflows for construction projects for 2014, 2015 and 2016, to be approximately $216.5 million, $276.1 million and $157.3 million, respectively.  Costs for remediation projects, net of insurance reimbursements, for the first six months of 2014 and 2013 amounted to net cash outflows of $2.9 million and inflows of $3.0 million, respectively.  Total cash outflows for remediation projects are expected to be $13.5 million, $33.5 million and $29.1 million for 2014, 2015, and 2016, respectively.  As discussed in Notes 4 and 12 to the Financial Statements in Item 8 of SJG’s 10-K as of December 31, 2013, environmental remediation costs are subject to recovery from ratepayers.

SJG provided a $25.2 million letter of credit under a separate facility, outside of the revolving credit facility, to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG's natural gas distribution system.

SJG has certain commitments for interstate pipeline capacity, storage services, Liquefied Natural Gas (LNG) and LNG transportation services, which carry demand type charges for which it pays fees regardless of usage. Those commitments as of June 30, 2014, average $47.0 million annually and total $202.9 million over the contracts’ lives.  Approximately 40% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the BGSS.

Contractual Cash Obligations –   Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2013.  SJG's contractual cash obligations increased from December 31, 2013 primarily from long-term debt, which increased by $89.0 million due to the issuance of $30.0 million aggregate principal amount of 4.23% Medium Term Notes due January 2030, and borrowing an aggregate $59.0 million under a $200.0 million multiple-draw term facility offered by a syndicate of banks which expires in June, 2017 (see Note 12).

Off-Balance Sheet Arrangements - We have no off-balance sheet arrangements.

Pending Litigation - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.5 million related to all claims in the aggregate, as of both June 30, 2014 and December 31, 2013. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

The fair value and maturity of these energy trading and hedging contracts determined using mark-to-market accounting as of June 30, 2014 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$1,562	$81	$1,643
Prices Provided by Other External Sources (Basis)	157	—	157

Total	$1,719	$81	$1,800

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$283	$194	$477
Prices Provided by Other External Sources (Basis)	6	$—	6
Prices based on internal models or other valuable methods	8	—	8

Total	$297	$194	$491

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Contracted volumes of our NYMEX contracts are 9.3 MMdt with a weighted-average settlement price of $4.29 per dt. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our Basis contracts are 0.08 MMdt with a weighted-average settlement price of $(0.77) per dt.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Asset, January 1, 2014	$741
Contracts Settled During the Six Months ended June 30, 2014, Net	(240)
Other Changes in Fair Value from Continuing and New Contracts, Net	808
Net Derivatives — Energy Related Asset, June 30, 2014	$1,309

Interest Rate Risk - Our exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt outstanding at June 30, 2014, was $69.0 million and averaged $46.3 million during the first six months of 2014. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $0.3 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2013 - 14 b.p. decrease; 2012 - 1 b.p. decrease; 2011 - 14 b.p. decrease; 2010 - 5 b.p. increase; and 2009 - 29 b.p. decrease.  As of June 30, 2014, our average interest rate on variable-rate debt was 0.90%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of June 30, 2014, the interest costs on all but $59.0 million of long-term debt was either at a fixed-rate or hedged via an interest rate derivative.  Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of June 30, 2014, SJG’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its president (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2014. Based on that evaluation, SJG’s president and chief financial officer concluded that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the 1992 framework remains available during the transition period, which extends to December 15, 2014. As of June 30, 2014, SJG continues to utilize the 1992 Framework and anticipates transitioning to the 2013 Framework by the transition date.

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

101
The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three months ended June 30, 2014, filed with the Securities and Exchange Commission on August 8, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Balance Sheets and (v) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
(Registrant)

Dated:	August 6, 2014	By:	/s/ Jeffrey E. DuBois
Jeffrey E. DuBois
President
(Principal Executive Officer)

Dated:	August 6, 2014	By:	/s/ Stephen H. Clark
Stephen H. Clark
Chief Financial Officer
(Principal Financial Officer)

Dated:	August 6, 2014	By:	/s/ Thomas S. Kavanaugh
Thomas S. Kavanaugh
Controller