Form 10-Q
period 2014-09-30
SOUTH JERSEY GAS Co
filed 2014-11-07
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

As of November 3, 2014 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	September 30,
	2014	2013
Operating Revenues	$60,952	$59,674

Operating Expenses:
Cost of Sales (Excluding depreciation)	23,400	24,717
Operations	20,769	18,613
Maintenance	3,275	3,353
Depreciation	9,342	8,654
Energy and Other Taxes	798	1,052

Total Operating Expenses	57,584	56,389

Operating Income	3,368	3,285

Other Income and Expense	2,186	764

Interest Charges	(4,046)	(2,629)

Income Before Income Taxes	1,508	1,420

Income Taxes	(534)	(471)

Net Income	$974	$949

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY CONDENSED STATEMENTS OF INCOME (UNAUDITED) (In Thousands)

	Nine Months Ended
	September 30,
	2014	2013
Operating Revenues	$340,656	$300,308

Operating Expenses:
Cost of Sales (Excluding depreciation)	151,572	128,427
Operations	73,181	62,132
Maintenance	9,715	10,140
Depreciation	27,562	25,128
Energy and Other Taxes	2,813	5,332

Total Operating Expenses	264,843	231,159

Operating Income	75,813	69,149

Other Income and Expense	4,749	3,024

Interest Charges	(12,680)	(8,379)

Income Before Income Taxes	67,882	63,794

Income Taxes	(25,440)	(23,511)

Net Income	$42,442	$40,283

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	September 30,
	2014	2013
Net Income	$974	$949

Other Comprehensive (Loss) Gain - Net of Tax: *

Unrealized (Loss) Gain on Available-for-Sale Securities	(613)	221
Unrealized Gain on Derivatives - Other	6	7

Other Comprehensive (Loss) Gain - Net of Tax *	(607)	228

Comprehensive Income	$367	$1,177

	Nine Months Ended
	September 30,
	2014	2013
Net Income	$42,442	$40,283

Other Comprehensive Loss - Net of Tax: *

Unrealized Loss on Available-for-Sale Securities	(397)	(76)
Unrealized Gain on Derivatives - Other	21	21

Other Comprehensive Loss - Net of Tax *	(376)	(55)

Comprehensive Income	$42,066	$40,228

* Determined using a combined statutory tax rate of 41% .

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended
	September 30,
	2014	2013
Net Cash Provided by Operating Activities	$55,242	$109,974

Cash Flows from Investing Activities:
Capital Expenditures	(139,393)	(118,383)
Net Purchase of Restricted Investments in Margin Accounts	(1,391)	(809)
Investment in Long-Term Receivables	(4,881)	(5,012)
Proceeds from Long-Term Receivables	5,075	5,376

Net Cash Used in Investing Activities	(140,590)	(118,828)

Cash Flows from Financing Activities:
Net (Repayments of)/Borrowings from Short-Term Credit Facilities	(6,200)	7,900
Proceeds from Issuance of Long-Term Debt	89,000	—
Principal Repayments of Long-Term Debt	(21,000)	(25,000)
Payments for Issuance of Long-Term Debt	(627)	(30)
Additional Investment by Shareholder	25,000	25,000

Net Cash Provided by Financing Activities	86,173	7,870

Net Increase (Decrease) in Cash and Cash Equivalents	825	(984)
Cash and Cash Equivalents at Beginning of Period	2,020	2,678

Cash and Cash Equivalents at End of Period	$2,845	$1,694

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2014	December 31, 2013
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$1,955,876	$1,816,804
Accumulated Depreciation	(410,413)	(392,029)

Property, Plant and Equipment - Net	1,545,463	1,424,775

Investments:
Available-for-Sale Securities	8,990	8,696
Restricted Investments	2,071	680

Total Investments	11,061	9,376

Current Assets:
Cash and Cash Equivalents	2,845	2,020
Accounts Receivable	55,301	60,317
Accounts Receivable - Related Parties	810	968
Unbilled Revenues	7,820	41,510
Provision for Uncollectibles	(6,004)	(4,553)
Natural Gas in Storage, average cost	31,420	20,811
Materials and Supplies, average cost	1,195	1,798
Deferred Income Taxes - Net	30,434	23,309
Prepaid Taxes	20,838	7,683
Derivatives - Energy Related Assets	360	1,222
Other Prepayments and Current Assets	4,233	3,819

Total Current Assets	149,252	158,904

Regulatory and Other Noncurrent Assets:
Regulatory Assets	332,243	296,081
Unamortized Debt Issuance Costs	7,578	6,523
Long-Term Receivables	10,076	10,252
Derivatives - Energy Related Assets	47	278
Other	2,884	2,937

Total Regulatory and Other Noncurrent Assets	352,828	316,071

Total Assets	$2,058,604	$1,909,126

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	September 30, 2014	December 31, 2013
Capitalization and Liabilities
Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	250,972	225,972
Accumulated Other Comprehensive Loss	(11,245)	(10,869)
Retained Earnings	432,460	390,018

Total Common Equity	678,035	610,969

Long-Term Debt	533,000	454,000

Total Capitalization	1,211,035	1,064,969

Current Liabilities:
Notes Payable	59,300	65,500
Current Portion of Long-Term Debt	10,000	21,000
Accounts Payable - Commodity	11,479	24,232
Accounts Payable - Other	40,210	32,072
Accounts Payable - Related Parties	3,646	6,638
Derivatives - Energy Related Liabilities	3,069	711
Customer Deposits and Credit Balances	20,173	15,089
Environmental Remediation Costs	21,429	15,422
Taxes Accrued	1,650	1,767
Pension Benefits	1,241	1,241
Interest Accrued	5,060	6,039
Other Current Liabilities	4,145	5,629

Total Current Liabilities	181,402	195,340

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	46,104	60,949
Deferred Income Taxes - Net	414,681	380,975
Environmental Remediation Costs	98,435	104,070
Asset Retirement Obligations	41,842	41,178
Pension and Other Postretirement Benefits	50,926	48,197
Investment Tax Credits	201	360
Derivatives - Energy Related Liabilities	199	48
Derivatives - Other	5,778	3,735
Other	8,001	9,305

Total Regulatory and Other Noncurrent Liabilities	666,167	648,817

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,058,604	$1,909,126

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE ENTITY - South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of South Jersey Gas Company (SJG or the Company), a regulated natural gas utility. SJG distributes natural gas in the seven southern most counties of New Jersey. In our opinion, the condensed financial statements reflect all normal and recurring adjustments needed to fairly present our financial position and operating results at the dates and for the periods presented. SJG’s business is subject to seasonal fluctuations and accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. As permitted by the rules and regulations of the Securities and Exchange Commission, the accompanying condensed financial statements contain certain condensed financial information and exclude certain note disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These condensed financial statements should be read in conjunction with SJG’s Annual Report on Form 10-K for the year ended December 31, 2013 for a more complete discussion of our accounting policies and certain other information.

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

REVENUE AND THROUGHPUT - BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. The PUA is included in both revenues and cost of sales, and totaled $0.2 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively and $0.8 million and $0.6 million for the nine months ended September 30, 2014 and 2013, respectively. In prior years, SJG collected a throughput-based energy tax from customers in the form of a Transitional Energy Facility Assessment (TEFA). The TEFA was eliminated effective January 1, 2014.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), This ASU supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and in most industry-specific topics. The new guidance identifies how and when entities should recognize revenue. The new rules establish a core principle requiring the recognition of revenue to depict the transfer of promised goods or service to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," The new guidance requires management of a company to evaluate whether there is substantial doubt about the company's ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter, with early adoption permitted. Management does not expect this standard to have an impact on the Company's financial statements upon adoption.

2.	STOCK-BASED COMPENSATION PLANS:

Officers and other key employees of SJG participate in the Stock-Based Compensation Plan (Plan) of SJI. Restricted shares issued under the Plan vest over a three-year period and are subject to SJI achieving certain market or earnings-based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 150% of the original share units granted. Grants containing market-based performance targets use SJI's total shareholder return (TSR) relative to a peer group to measure performance. Grants containing earnings-based targets are based on SJI's earnings per share (EPS) growth rate relative to a peer group to measure performance.

See Note 2 to the Financial Statements in Item 8 of SJG's Annual Report on Form 10-K as of December 31, 2013 for the related accounting policy.

The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at September 30, 2014, and the assumptions used to estimate the fair value of the awards:

Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Jan. 2012 - TSR	3,533	$51.23	22.5%	0.43%
Jan. 2012 - EPS	3,533	$56.93	n/a	n/a
Jan. 2013 - TSR	4,001	$44.38	21.1%	0.40%
Jan. 2013 - EPS	4,001	$51.18	n/a	n/a
Jan. 2014 - TSR	5,197	$44.32	20.0%	0.80%
Jan. 2014 - EPS	5,197	$54.44	n/a	n/a

Expected volatility is based on the actual volatility of SJI’s share price over the preceding three-year period as of the valuation date. The risk-free interest rate is based on the zero-coupon U.S. Treasury Bond, with a term equal to the three-year term of the restricted shares. As notional dividend equivalents are credited to the holders during the three-year service period, no reduction to the fair value of the award is required.

The cost for restricted stock awards during 2014 and 2013 is approximately $0.1 million per quarter.

As of September 30, 2014, there was $0.6 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes information regarding restricted stock award activity during the nine months ended September 30, 2014, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2014	15,068	$50.73

Granted	10,394	$49.38

Nonvested Shares Outstanding, September 30, 2014	25,462	$50.18

Performance targets during the three-year vesting period were not attained for the January 2011 grant that vested at December 31, 2013. As a result, no shares were awarded in 2014. During the nine months ended September 30, 2013, SJI awarded 12,901 shares that had vested at December 31, 2012, to SJG's officers and other key employees at a market value of $0.6 million. SJG has a policy of making cash payments to SJI to satisfy its obligations under the Plan. Cash payments to SJI during each of the nine months ended September 30, 2014 and 2013 were approximately $0.4 million relating to stock awards. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

3.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU).

Effective October 1, 2014, the BPU granted SJG a base rate increase of $20 million, which was predicated in part upon a 7.10% rate of return on rate base that included a 9.75% return on common equity. The $20 million base rate increase includes approximately $7.5 million associated with previously approved Accelerated Infrastructure Replacement Program (AIRP) investments that were rolled into rate base. SJG was also permitted to recover regulatory assets contained in its petition and reduce its composite depreciation rate from 2.4% to 2.1%.

In May 2014, SJG filed its annual Energy Efficiency Tracker (EET) petition requesting a 0.19% increase in rates to recover the costs of, and the allowed return on, prior investments associated with energy efficiency programs. The petition is currently pending. Effective October 1, 2014, the BPU approved a revenue increase of $2.2 million associated with prior annual EET filings.

Also effective October 1, 2014, the BPU approved a $6.4 million decrease in revenues associated with the Company’s Societal Benefits Program.

In May 2014, SJG received BPU approval to continue the Conservation Incentive Program (CIP), with certain modifications.

Also in May 2014, SJG filed its annual Basic Gas Supply Service (BGSS) and CIP petition, requesting a $4.9 million increase in annual revenues. The Petition proposes to recover over a two-year period higher than normal gas costs caused by colder than normal weather. The Petition also proposes to return to customers, through a reduction to the current CIP rate, excess margin recoveries caused by colder than normal weather. Provisional rates were approved by the BPU effective October 1, 2014.

In September 2014, the BPU approved the statewide Universal Service Fund (USF) budget of $71.8 million for all the State’s gas utilities.  The Company’s portion of the total is approximately $7.9 million. Effective October 1, 2014, the BPU approved a $2.6 million increase to the Company’s USF recoveries.

In August 2014, the BPU approved SJG’s Storm Hardening and Reliability Program (SHARP), authorizing SJG to invest $103.5 million over three years for system hardening on barrier islands.  SJG will earn on a return on these investments as they are made and will reflect the investments in base rates through annual rate adjustments.

In January 2014, SJG credited the accounts of our periodic BGSS customers with refunds totaling $11.2 million based on a projected over collection, at that time, due to lower gas costs.

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

Regulatory Assets consisted of the following items (in thousands):

	September 30, 2014	December 31, 2013
Environmental Remediation Costs:
Expended - Net	$28,520	$29,945
Liability for Future Expenditures	119,864	119,492
Deferred Asset Retirement Obligation Costs	31,598	31,142
Deferred Pension and Other Postretirement Benefit Costs	59,284	59,284
Deferred Gas Costs - Net	47,008	—
Conservation Incentive Program Receivable	—	10,526
Societal Benefit Costs Receivable	1,974	10,408
Premium for Early Retirement of Debt	—	955
Deferred Interest Rate Contracts (Note 11)	5,778	3,735
Energy Efficiency Tracker	15,906	10,420
Pipeline Supplier Service Charges	5,857	7,106
Pipeline Integrity Cost	3,342	2,902
AFUDC - Equity Related Deferrals	10,657	7,810
Other Regulatory Assets	2,455	2,356

Total Regulatory Assets	$332,243	$296,081

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through SJG's BGSS mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The change from a $19.1 million regulatory liability at December 31, 2013 to a $47.0 million regulatory asset at September 30, 2014 was due to the actual cost of the commodity incurred during the first nine months of 2014 exceeding the gas costs recovered from the customers as a result of higher prices.

CONSERVATION INCENTIVE PROGRAM (CIP) RECEIVABLE – The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was greater than the established baseline during the first nine months of 2014 resulting in a payable that is recorded in the table below as a regulatory liability. The change from a receivable to a related payable is primarily the result of colder weather experienced in the region during the first and second quarters of 2014.

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

Regulatory Liabilities consisted of the following items (in thousands):

	September 30, 2014	December 31, 2013
Excess Plant Removal Costs	$37,405	$40,029
Deferred Revenues-Net	—	19,067
Conservation Incentive Program Payable	7,899	—
Other Regulatory Liabilities	800	1,853

Total Regulatory Liabilities	$46,104	$60,949

EXCESS PLANT REMOVAL COSTS - Represents amounts accrued in excess of actual utility plant removal costs incurred to date. The decrease in the balance from year-end is due to an amortization as a credit to depreciation expense, as required as part of our September 2010 base rate increase, and an increase in retirement activity related to the AIRP projects.

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

5.	RELATED-PARTY TRANSACTIONS:

There have been no significant changes in the nature of SJG’s related-party transactions since December 31, 2013. See Note 5 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2013 for a detailed description of such transactions.

A summary of related party transactions, excluding pass-through items, included in Operating Revenues were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating Revenues/Affiliates:
SJRG	$169	$344	$552	$1,194
Marina	278	335	914	973
Other	—	—	—	1
Total Operating Revenue/Affiliates	$447	$679	$1,466	$2,168

Related-party transactions, excluding pass-through items, included in Operating Expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Costs of Sales/Affiliates (Excluding depreciation):
SJRG	$1,686	$5,436	$8,612	$11,105
Energy-Related Derivative (Gains) / Losses *
SJRG	$(92)	$389	$(1,612)	$568

* Contracts used to hedge natural gas purchases. Included in Cost of Sales on the Condensed Statement of Income.

Operations Expense/Affiliates
SJI	$2,901	$2,737	$10,079	$8,613
SJIS**	—	1,330	—	4,264
Millennium	687	665	1,982	2,014
Other	(111)	(103)	(327)	(336)
Total Operations Expense/Affiliates	$3,477	$4,629	$11,734	$14,555

** SJIS was dissolved effective January 1, 2014. All services previously provided by SJIS are currently being provided by SJI.

6.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of both September 30, 2014 and December 31, 2013, the escrowed proceeds, including interest earned, totaled $0.1 million. SJG established a margin account with SJRG in conjunction with SJG's risk management activities as detailed in Note 11. The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with SJRG changes. As of September 30, 2014 and December 31, 2013, the balance held with SJRG totaled $0.1 million and $0.5 million, respectively. SJG also established a margin account with another counterparty in conjunction with SJG's risk management activities as detailed in Note 11. The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with this counterparty changes. As of September 30, 2014, the balance held with this counterparty totaled $1.8 million. There was no balance held with this counterparty as of December 31, 2013. The carrying amounts of the Restricted Investments approximate their fair value at September 30, 2014 and December 31, 2013, which would be included in Level 1 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities.)

LONG-TERM RECEIVABLES – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $14.9 million and $15.0 million as of September 30, 2014 and December 31, 2013, respectively.  The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the condensed balance sheets.  The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.2 million as of both September 30, 2014 and December 31, 2013.  The annualized amortization to interest is not material to SJG’s financial statements.  The carrying amounts of these receivables approximate their fair value at September 30, 2014 and December 31, 2013, which would be included in Level 2 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities.)

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJG's financial instruments approximate their fair values at September 30, 2014 and December 31, 2013, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJG at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy. See Note 10 - Fair Value of Financial Assets and Financial Liabilities.) The estimated fair values of SJG's long-term debt, including current maturities, as of September 30, 2014 and December 31, 2013, were $572.2 million and $486.5 million, respectively.  The carrying amounts of SJG's long-term debt, including current maturities, as of September 30, 2014 and December 31, 2013 were $543.0 million and $475.0 million, respectively.

7.	LINES OF CREDIT:

Credit facilities and available liquidity as of September 30, 2014 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper Program/ Revolving Credit Facility	$200,000	$59,300	$140,700	May 2018
Uncommitted Bank Lines	10,000	—	10,000	Various

Total	$210,000	$59,300	$150,700

The SJG revolving credit facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of September 30, 2014.

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

Average borrowings outstanding under these credit facilities during the nine months ended September 30, 2014 and 2013 were $40.9 million and $90.5 million, respectively.  The maximum amount outstanding under these credit facilities during the nine months ended September 30, 2014 and 2013 were $70.1 million and $119.9 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our business’ future liquidity needs. Borrowings under these credit facilities are at market rates.  The weighted average interest rate on these borrowings, which changes daily, was 0.26% and 0.34% at September 30, 2014 and 2013, respectively.

8.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and nine months ended  September 30, 2014 and 2013, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service Cost	$536	$1,040	$2,468	$3,120
Interest Cost	1,819	1,811	5,873	5,434
Expected Return on Plan Assets	(2,233)	(2,286)	(7,143)	(6,859)
Amortizations:
Prior Service Cost	30	48	96	144
Actuarial Loss	957	1,729	3,101	5,185
Net Periodic Benefit Cost	1,109	2,342	4,395	7,024
Capitalized Benefit Costs	(577)	(1,218)	(2,285)	(3,653)
Total Net Periodic Benefit Expense	$532	$1,124	$2,110	$3,371

	Other Postretirement Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service Cost	$28	$212	$372	$637
Interest Cost	171	509	1,191	1,526
Expected Return on Plan Assets	(202)	(443)	(1,148)	(1,329)
Amortizations:
Prior Service Cost (Credits)	11	(53)	63	(159)
Actuarial Loss	73	324	407	972
Net Periodic Benefit Cost	81	549	885	1,647
Capitalized Benefit Costs	(42)	(285)	(460)	(856)
Total Net Periodic Benefit Expense	$39	$264	$425	$791

Capitalized benefit costs reflected in the table above relate to our construction program.

SJG contributed $9.1 million to the pension plans in January 2013. No contributions have been made or are expected to be made to the pension plans during 2014. Payments related to the unfunded Supplemental Executive Retirement Plan (SERP) are expected to approximate $1.2 million in 2014. We also have a regulatory obligation to contribute approximately $3.6 million annually to the other postretirement benefit plans’ trusts, less direct costs incurred.

See Note 11 to the Financial Statements in Item 8 of SJG’s Form 10-K as of December 31, 2013 for additional information related to SJG’s pension and other postretirement benefits.

9.	COMMITMENTS AND CONTINGENCIES:

STANDBY LETTER OF CREDIT -    SJG provided a $25.2 million letter of credit under a separate facility outside of its revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system.

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

GAS SUPPLY RELATED CONTRACTS - In the normal course of conducting business, we have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest date at which any of the primary terms of these contracts expire is March 2015. The transportation and storage agreements entered into between us and each of our interstate pipeline service providers were done so in accordance with their respective FERC-approved tariff. Our cumulative obligation for gas supply related demand charges and reservation fees paid for these services averages approximately $3.9 million per month and is recovered on a current basis through the BGSS.

PENDING LITIGATION - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.5 million related to all claims in the aggregate as of both September 30, 2014 and December 31, 2013. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

COLLECTIVE BARGAINING AGREEMENTS - Unionized personnel represent approximately 60% of our workforce at September 30, 2014. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (IBEW) operates under a collective bargaining agreement that runs through February 2017; and the International Association of Machinists and Aerospace Workers (IAM) operates under a collective bargaining agreement that was renegotiated this year and expires in August 2017.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of September 30, 2014
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,990	$8,990	$—	$—
Derivatives – Energy Related Assets (B)	407	405	2	—
	$9,397	$9,395	$2	$—

Liabilities

Derivatives – Energy Related Liabilities (B)	$3,268	$1,287	$1,981	$—
Derivatives – Other (C)	5,778	—	5,778	—
	$9,046	$1,287	$7,759	$—

As of December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,696	$8,696	$—	$—
Derivatives - Energy Related Assets (B)	1,500	1,409	91	—
	$10,196	$10,105	$91	$—

Liabilities

Derivatives - Energy Related Liabilities (B)	$759	$155	$604	$—
Derivatives - Other (C)	3,735	—	3,735	—
	$4,494	$155	$4,339	$—

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

SJG is involved in buying, selling, transporting and storing natural gas and is subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company, through its affiliate South Jersey Resources Group (SJRG) and another counterparty, uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, futures contracts, swap agreements and options contracts. As of September 30, 2014, SJG had outstanding derivative contracts intended to limit the exposure to market risk on 8.6 million decatherms (MMdts) of expected future purchases of natural gas and 0.3 MMdts of expected future sales of natural gas. In addition to these derivative contracts, SJG had basis and index related purchase and sales contracts totaling 3.9 MMdts. These contracts, which do not qualify for the normal purchase and sale exemption and have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives —Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed balance sheets. The costs or benefits of these short-term contracts are recoverable through SJG’s BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed balance sheets. As of September 30, 2014 and December 31, 2013, SJG had $2.5 million of unrealized losses and $0.7 million of unrealized gains, respectively, included in its BGSS related to open financial contracts.

The Company has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives-Other on the condensed balance sheets. The fair value represents the amount SJG would have to pay the counterparty to terminate these contracts as of those dates. There have been no significant changes to the Company’s active interest rate swaps since December 31, 2013, which are described in Note 1 to the Financial Statements in Item 8 of SJG’s Annual Report on Form 10-K as of December 31, 2013. Subject to BPU approval, the market value upon termination of these interest rate derivatives can be recovered in rates and, therefore, these unrealized losses have been included in Regulatory Assets on the condensed balance sheets.

We previously used derivative transactions known as “Treasury Locks” to hedge against the impact on our cash flows of possible interest rate increases on debt issued in September 2005.  The initial $1.4 million cost of the Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the 30-year life of the associated debt issue.  As of both September 30, 2014 and December 31, 2013, the unamortized balance was approximately $1.0 million .

The fair values of all derivative instruments, as reflected in the condensed balance sheets as of September 30, 2014 and December 31, 2013, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	September 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$360	$3,069	$1,222	$711
Derivatives – Energy Related – Non-Current	47	199	278	48
Interest rate contracts:
Derivatives – Other	—	5,778	—	3,735
Total derivatives not designated as hedging instruments under GAAP	407	9,046	1,500	4,494
Total Derivatives	$407	$9,046	$1,500	$4,494

For derivative instruments disclosed in the table above, information as to the presentation on the condensed balance sheets is as follows (in thousands):

As of September 30, 2014:
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$407	$—	$407	$(405)	(A)	$—	$2
Derivatives - Energy Related Liabilities	(3,268)	—	(3,268)	405	(B)	882	(1,981)
Derivatives - Other	(5,778)	—	(5,778)	—		—	(5,778)

As of December 31, 2013:
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$1,500	$—	$1,500	$(155)	(A)	$(498)	$847
Derivatives - Energy Related Liabilities	(759)	—	(759)	155	(B)	—	(604)
Derivatives - Other	(3,735)	—	(3,735)	—		—	(3,735)

(A) The balances at September 30, 2014 and December 31, 2013 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at September 30, 2014 and December 31, 2013 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed statements of income for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2014	2013	2014	2013
Interest Rate Contracts:
Losses reclassified from Accumulated Other Comprehensive Loss into income (a)	$(12)	$(12)	$(36)	$(36)
(a) Included in Interest Charges

Net realized loss of $1.2 million and $0.4 million associated with SJG's energy related financial commodity contracts for the three months ended September 30, 2014 and 2013, and gain of $2.4 million and loss of $0.6 million for the nine month ended September 30, 2014 and 2013, respectively, are not included in the above table.  These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities, as applicable, and there is no impact to earnings.

12.	LONG-TERM DEBT:

In January 2014, SJG issued $30.0 million aggregate principal amount of 4.23% Medium Term Notes (MTN's) due January 2030.

In June 2014, SJG entered into a $200.0 million multiple-draw term facility offered by a syndicate of banks which expires in June, 2017. SJG can draw under this facility through June, 2016 and this facility bears interest at a floating rate based on LIBOR plus a spread determined by SJG's credit ratings. As of September 30, 2014, SJG had borrowed an aggregate $59.0 million under this facility and the proceeds were used to pay down short-term debt.

In July 2014, SJG retired $11.0 million aggregate principal amount of 4.52% MTN's at maturity. In September 2014, SJG retired $10.0 million aggregate principal amount of 5.115% MTN's at maturity.

We retire debt when it is cost effective as permitted by the debt agreements.

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in Accumulated Other Comprehensive Loss (AOCL) for the three and nine months ended September 30, 2014 are as follows (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance at July 1, 2014 (a)	$(10,672)	$(579)	$613	$(10,638)
Other comprehensive loss before reclassifications	—	—	(53)	(53)
Amounts reclassified from AOCL (b)	—	6	(560)	(554)
Net current period other comprehensive income (loss)	—	6	(613)	(607)
Balance at September 30, 2014 (a)	$(10,672)	$(573)	$—	$(11,245)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance at January 1, 2014 (a)	$(10,672)	$(594)	$397	$(10,869)
Other comprehensive income before reclassifications	—	—	163	163
Amounts reclassified from AOCL (b)	—	21	(560)	(539)
Net current period other comprehensive income (loss)	—	21	(397)	(376)
Balance at September 30, 2014 (a)	$(10,672)	$(573)	$—	$(11,245)

(a) Determined using a combined statutory tax rate of 41%.
(b) See table below.

The reclassifications out of AOCL during the three and nine months ended September 30, 2014 are as follows (in thousands):

Components of AOCL	Amounts Reclassified from AOCL (in thousands)		Affected Line Item in the Condensed Statements of Income
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Unrealized Gain on Derivatives-Other - Interest Rate Contracts designated as cash flow hedges	$12	$36	Interest Charges
Unrealized Loss on Available-for-Sale Securities	(946)	(946)	Other Income & Expense
	(934)	(910)	Income Before Income Taxes
Income Taxes (a)	(380)	(371)	Income Taxes (a)
Losses from reclassifications for the period net of tax	$(554)	$(539)

(a) Determined using a combined statutory tax rate of 41%.

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

OVERVIEW:

Organization - We are an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. We also sell natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transport natural gas purchased directly from producers or suppliers to their customers. We served 362,914 customers at September 30, 2014 compared with 359,273 customers at September 30, 2013.

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

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The number of customers purchasing their natural gas from marketers was 39,577 and 47,494 at September 30, 2014 and 2013, respectively.

RESULTS OF OPERATIONS:

The following table summarizes the composition of selected gas utility data for the three and nine months ended September 30, (in thousands, except for degree day data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Utility Throughput – decatherms(dt):
Firm Sales -
Residential	1,407	1,290	17,425	15,165
Commercial	544	507	4,026	3,694
Industrial	18	21	208	204
Cogeneration & Electric Generation	273	781	828	1,346
Firm Transportation -
Residential	169	200	2,463	2,275
Commercial	643	621	5,175	4,685
Industrial	3,105	2,983	9,774	9,711
Cogeneration & Electric Generation	4,143	2,392	7,332	6,166

Total Firm Throughput	10,302	8,795	47,231	43,246

Interruptible Sales	—	—	—	14
Interruptible Transportation	258	275	964	1,014
Off-System Sales	2,489	2,931	6,007	6,098
Capacity Release	11,958	8,554	42,617	29,515

Total Throughput - Utility	25,007	20,555	96,819	79,887

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Utility Operating Revenues:
Firm Sales -
Residential	$24,149	$22,477	$184,436	$164,399
Commercial	7,489	7,404	44,939	38,806
Industrial	278	312	2,945	2,469
Cogeneration & Electric Generation	1,487	3,759	5,148	6,922
Firm Transportation -
Residential	1,886	2,343	14,741	14,707
Commercial	3,577	3,401	21,540	18,763
Industrial	6,240	5,765	19,214	17,083
Cogeneration & Electric Generation	3,350	1,581	6,924	5,186

Total Firm Revenues	48,456	47,042	299,887	268,335

Interruptible Sales	—	—	2	339
Interruptible Transportation	311	360	1,170	1,275
Off-System Sales	10,032	10,728	33,998	23,983
Capacity Release	1,840	1,291	4,688	5,665
Other	313	253	911	711

Total Utility Operating Revenues	60,952	59,674	340,656	300,308

Less:
Cost of Sales (Excluding depreciation)	23,400	24,717	151,572	128,427
Conservation Recoveries*	3,453	2,374	19,171	10,446
RAC Recoveries*	2,021	2,178	6,064	6,533
EET Recoveries*	1,128	1,245	3,179	3,436
Revenue and Throughput Taxes	154	478	765	3,417
Utility Margin**	$30,796	$28,682	$159,905	$148,049

Margin:
Residential	$15,462	$14,513	$111,533	$95,649
Commercial and Industrial	9,529	8,143	46,986	39,067
Cogeneration and Electric Generation	1,566	1,390	4,013	3,828
Interruptible	9	11	43	91
Off-System Sales & Capacity Release	625	352	1,745	1,269
Other Revenues	609	518	1,720	1,283
Margin Before Weather Normalization & Decoupling	27,800	24,927	166,040	141,187
CIRT Mechanism	—	728	—	2,204
CIP Mechanism	2,721	2,901	(6,698)	4,278
EET Mechanism	275	126	563	380
Utility Margin**	$30,796	$28,682	$159,905	$148,049

Degree Days:	26	68	3,288	3,020

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.
**Utility Margin is further defined under the caption "Margin (pre-tax)" below.

Throughput – Total gas throughput increased 4.5 million decatherm (MMdts), or 21.7%, during the three months ended September 30, 2014, compared with the same period in 2013, primarily due to higher capacity release. Capacity release increased 3.4 MMdts as a result of the expiration of an Asset Management Agreement (AMA) that was in effect during 2013. Volumes released under AMA's are not included in the throughput table above. The capacity previously committed under the expired AMA was available to be released during 2014. While capacity release can create significant volatility in throughput, it has little impact on revenue and margin generated from such activity. Firm throughput increased 1.5 MMdts, or 17.1%, during the third quarter of 2014 as a result of alternate supply disruptions at a cogeneration facility in our territory during the third quarter. That customer was being supplied directly by an interstate pipeline. However, with the disruption, SJG has been transporting a significant volume of commodity to this cogeneration facility to meet its needs. Partially offsetting these increases was a 0.5MMdts reduction in electric generation firm sales to a regional electric generation customer. This resulted from lower weather-driven demand for electric generation during the 2014 summer season as weather was not as hot as in the previous summer.

Total gas throughput increased 16.9 MMdts, or 21.1%, during the nine months ended September 30, 2014, compared with the same period in 2013. Firm throughput increased 4.0 MMdts, or 9.2%, during the first nine months of 2014 as a result of weather that was 8.9% colder than the same period last year. As discussed above, an alternate supply disruption at a cogeneration facility in our territory provided an opportunity for SJG to transport more commodity. Also contributing to higher throughput was the addition of 3,641 customers over the last 12 months, representing 1.0% customer growth. Capacity Release throughput increased 13.1 MMdts during the first nine months of 2014. The increase in capacity release was related to the expiration of the AMA that was in effect during 2013. As discussed above, the capacity previously committed under the AMA was available to be released during the first nine months of 2014.

 Operating Revenues – Revenues increased $1.3 million, or 2.1%, during the three months ended September 30, 2014, compared with the same period in 2013. As discussed under "Margin (pre-tax)", the roll in of certain capital investments into base rates effective October 1, 2013, increased revenue by approximately $1.7 million during the third quarter of 2014, compared with the same period last year. Adding to the revenue increase was new transportation service to a cogeneration facility in our territory that was previously provided directly by an interstate pipeline, as discussed above under "Throughput". Partially offsetting these increases was a $2.2 million reduction in firm sales to a regional electric generation customer, as discussed above.

Revenues increased $40.3 million, or 13.4%, during the nine months ended September 30, 2014, compared with the same period in 2013, due to higher firm sales and Off-System Sales (OSS). Total firm revenue increased $31.6 million, or 11.8%, in the first nine months of 2014 as a result of 8.9% colder weather and 3,641 additional customers compared with the same period in 2013, as previously discussed under "Throughput." While colder weather increased firm sales revenue significantly, the revenue increase has little impact on Company profitability under the operation of the Conservation Incentive Program, as discussed below under the captions "Conservation Incentive Program (CIP)" and "Margin (pre-tax)." As further discussed under "Margin (pre-tax)", the roll in of certain capital investments into base rates effective October 1, 2013, increased revenue by approximately $10.4 million during the first nine months of 2014.

Higher OSS unit prices resulted in a $10.0 million, or 41.8%, increase in OSS revenues during the nine months ended September 30, 2014, compared with the same period in 2013. Colder weather led to greater demand during the first quarter of 2014, allowing the Company to increase revenue from such sales. However, the impact of changes in OSS activity does not have a material impact on the earnings of SJG, as the Company is required to return 85% of the profits of such activity to our ratepayers. Earnings from OSS can be seen in the "Margin" table above.

Conservation Incentive Program (CIP) - The effects of the CIP on our net income and the associated weather comparisons are as follows ($’s in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income Impact:
CIP – Weather Related	$—	$—	$(5.7)	$(0.7)
CIP – Usage Related	1.6	1.7	1.7	3.2
Total Net Income Impact	$1.6	$1.7	$(4.0)	$2.5

Weather Compared to 20-Year Average	n/a	n/a	13.4% Colder	1.8% Colder
Weather Compared to Prior Year	n/a	n/a	8.9% Colder	29.7% Colder

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

Total margin increased $2.1 million, or 7.4% for the three-month period ended September 30, 2014, compared with the same period in 2013, primarily due to Capital Investment Recovery Tracker (CIRT) investments that rolled into base rates effective October 1, 2013. Those CIRT investments contributed approximately $1.7 million in additional margin during the third quarter of 2014. In addition, SJG added 3,641 customers over the 12-month period ended September 30, 2014, contributing approximately $0.3 million in additional margin during the third quarter 2014, compared with the third quarter of 2013.

Total margin increased $11.9 million, or 8.0%, for the nine-month period ended September 30, 2014, compared with the same period in 2013, primarily due to CIRT investments that rolled into base rates effective October 1, 2013. Those CIRT investments contributed approximately $10.4 million in additional margin during the first nine months of 2014. In addition, SJG added 3,641 customers over the 12-month period ended September 30, 2014, contributing approximately $2.3 million in additional margin during the first nine months of 2014.

The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the margin table and the CIP table above, the CIP mechanism reduced margin by $6.7 million, or $4.0 million after taxes, during the nine month period ended September 30, 2014, primarily due to weather that was colder than normal. The CIP protected $4.3 million, or $2.5 million after taxes, of margin during the same period in 2013 that would have been lost due to lower customer usage. The impact of the CIP on net income for the three month periods ended September 30, 2014 and 2013 was not material.

Operating Expenses - A summary of changes in operating expenses (in thousands):

	Three Months Ended September 30, 2014 vs. 2013	Nine Months Ended September 30, 2014 vs. 2013
Operations	$2,156	$11,049
Maintenance	$(78)	$(425)
Depreciation	$688	$2,434
Energy and Other Taxes	$(254)	$(2,519)

Operations  – Operations expense increased $2.2 million and $11.0 million for the three and nine month periods ended September 30, 2014, as compared with the same periods in 2013, respectively.  The increases are primarily due to the spending under the New Jersey Clean Energy Program and Energy Efficiency Programs which increased $1.0 million and $8.5 million for the three and nine month periods ended September 30, 2014, as compared to the same periods in 2013. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the periods. Other increases include compensation increases, cost of increased collection efforts and damage prevention activities.

Maintenance -   Changes in maintenance expense for the three and nine months ended September 30, 2014, compared with the same periods in 2013, were not significant.

Depreciation - Depreciation expense increased $0.7 million and $2.4 million during the three and nine month periods ended September 30, 2014, compared with the same periods in 2013, respectively, due mainly to our continuing investment in property, plant and equipment.

Energy and Other Taxes - Energy and Other Taxes decreased $0.3 million and $2.5 million during the three and nine month periods ended September 30, 2014, compared with the same periods in 2013, respectively. This was primarily due to the elimination of the Company's primary energy tax, the Transitional Energy Facilities Assessment, effective January 1, 2014.

Other Income and Expense - Other income and expense increased $1.4 million and $1.7 million during the three and nine month periods ended September 30, 2014, compared with the same periods in 2013, respectively, primarily due to a realized gain of $0.9 million on the sale of available-for-sale securities during the third quarter of 2014. There were no such sales in 2013.

Interest Charges –  Interest Charges increased $1.4 million and $4.3 million during the three and nine month periods ended September 30, 2014, compared with the same periods in 2013, respectively, due to lower capitalization of interest costs on construction during 2014. This was a result of the roll-in of capital investments under the Company's CIRT into base rates effective October 1, 2013, and weather-related construction delays during the first quarter of 2014. CIRT investments were approved by the BPU to accrue interest on construction until such time they were rolled into base rates. Also contributing to the increase is an incremental $118.0 million of higher priced, long-term debt outstanding.

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities.  Net cash provided by operating activities totaled $55.2 million and $110.0 million in the first nine months of 2014 and 2013, respectively.  Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Net cash provided by operations was negatively impacted by higher working capital requirements primarily as a result of higher gas costs due to the extremely cold weather during the first three months of 2014. A portion of these higher gas costs was deferred and will be collected in future periods under the BGSS. These higher working capital needs were partially offset as SJG did not make a pension contribution during the first quarter of 2014, as compared to a contribution of $9.1 million for the first quarter of 2013. No contribution was required in 2014 due to an increase in the discount rate used to calculate the future liability and greater than expected asset performance, which significantly improved the Pension Plans' funding status.  The Company strives to keep its pension plans fully funded.  When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, the Company increases its contributions to supplant that funding shortfall.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital expenditures, primarily to invest in new and replacement facilities and equipment. Cash used for capital expenditures was $139.4 million and $118.4 million during the first nine months of 2014 and 2013, respectively.   We estimate the net cash outflows for capital expenditures for fiscal years 2014, 2015 and 2016 to be approximately $215.1 million, $244.7 million and $224.9 million, respectively.  For capital expenditures, including those under the Accelerated Investment Replacement Program (AIRP), SJG expects to use short-term borrowings to finance capital expenditures as incurred.  From time to time, the Company may refinance the short-term debt incurred to support capital expenditures with long-term debt.

Cash Flows from Financing Activities - SJG uses short-term borrowings under lines of credit from commercial banks, or under its commercial paper program discussed below, to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, the Company refinances short-term debt incurred to finance capital expenditures with long-term debt. Debt is incurred primarily to expand and upgrade our gas transmission and distribution system and to support seasonal working capital needs related to inventories and customer receivables. In January 2014, SJG issued $30.0 million aggregate principal amount of 4.23% Medium Term Notes due January 2030. In June 2014, SJG entered into a $200.0 million multiple-draw term facility offered by a syndicate of banks, which expires in June, 2017. SJG can draw under this facility through June, 2016 and this facility bears interest at a floating rate based on a variable base rate or LIBOR plus, in each case, a spread determined by SJG's credit ratings. As of September 30, 2014, SJG had borrowed an aggregate $59.0 million under this facility and the proceeds were used to pay down short-term debt.

In July 2014, SJG retired $11.0 million aggregate principal amount of 4.52% MTN's at maturity. In September 2014, SJG retired $10.0 million aggregate principal amount of 5.115% MTN's at maturity.

Credit facilities and available liquidity as of September 30, 2014 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper/Revolving Credit Facilities	$200,000	$59,300	$140,700	May 2018
Uncommitted Bank Lines	10,000	—	10,000	Various

Total	$210,000	$59,300	$150,700

The SJG facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1, measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of September 30, 2014.

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

Average borrowings outstanding under the commercial paper program/revolving credit facility during the nine months ended September 30, 2014 and 2013 were $40.9 million and $90.5 million, respectively.  The maximum amount outstanding under these credit facilities during the nine months ended September 30, 2014 and 2013 were $70.1 million and $119.9 million, respectively.

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

In April and June 2014, SJG received equity infusions totaling $25.0 million from SJI.

SJG’s capital structure was as follows:

	As of September 30, 2014	As of December 31, 2013
Common Equity	53%	53%
Long-Term Debt	42%	41%
Short-Term Debt	5%	6%

Total	100%	100%

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for capital expenditures for the first nine months of 2014 and 2013 amounted to $139.4 million and $118.4 million, respectively. Management estimates net cash outflows for construction projects for 2014, 2015 and 2016, to be approximately $215.1 million, $244.7 million and $224.9 million, respectively.  Costs for remediation projects, net of insurance reimbursements, for the first nine months of 2014 and 2013 amounted to net cash outflows of $4.9 million and inflows of $1.0 million, respectively.  Total cash outflows for remediation projects are expected to be $13.0 million, $25.2 million and $24.3 million for 2014, 2015, and 2016, respectively.  As discussed in Notes 4 and 12 to the Financial Statements in Item 8 of SJG’s 10-K as of December 31, 2013, environmental remediation costs are subject to recovery from ratepayers.

SJG provided a $25.2 million letter of credit under a separate facility, outside of the revolving credit facility, to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG's natural gas distribution system.

SJG has certain commitments for interstate pipeline capacity, storage services, Liquefied Natural Gas (LNG) and LNG transportation services, which carry demand type charges for which it pays fees regardless of usage. Those commitments as of September 30, 2014, average $46.8 million annually and total $198.4 million over the contracts’ lives.  Approximately 40% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the BGSS.

Contractual Cash Obligations –   Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2013.  SJG's contractual cash obligations increased from December 31, 2013 primarily from long-term debt, which increased by $68.0 million due to the issuance of $30.0 million aggregate principal amount of 4.23% Medium Term Notes due January 2030, and borrowing an aggregate $59.0 million under a $200.0 million multiple-draw term facility offered by a syndicate of banks which expires in June 2017, offset by maturities of $11.0 million aggregate principal amount of 4.52% Medium Term Notes due July 2014 and $10.0 million aggregate principal amount of 5.115% Medium Term Notes due September 2014 (see Note 12).

Off-Balance Sheet Arrangements - We have no off-balance sheet arrangements.

Pending Litigation - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.5 million related to all claims in the aggregate, as of both September 30, 2014 and December 31, 2013. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

The fair value and maturity of these energy trading and hedging contracts determined using mark-to-market accounting as of September 30, 2014 are as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$358	$47	$405
Prices Provided by Other External Sources (Basis)	2	—	2
Total	$360	$47	$407

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$1,090	$197	$1,287
Prices Provided by Other External Sources (Basis)	1,979	$2	1,981
Total	$3,069	$199	$3,268

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Contracted volumes of our NYMEX contracts are 8.3 MMdt with a weighted-average settlement price of $4.16 per dt. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our Basis contracts are 3.8 MMdt with a weighted-average settlement price of $1.52 per dt.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Asset, January 1, 2014	$741
Contracts Settled During the Nine Months ended September 30, 2014, Net	(352)
Other Changes in Fair Value from Continuing and New Contracts, Net	(3,250)
Net Derivatives — Energy Related Liability, September 30, 2014	$(2,861)

Interest Rate Risk - Our exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt outstanding at September 30, 2014, was $118.3 million and averaged $62.6 million during the first nine months of 2014. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $0.4 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2013 - 14 b.p. decrease; 2012 - 1 b.p. decrease; 2011 - 14 b.p. decrease; 2010 - 5 b.p. increase; and 2009 - 29 b.p. decrease.  As of September 30, 2014, our average interest rate on variable-rate debt was 0.68%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of September 30, 2014, the interest costs on all but $59.0 million of long-term debt was either at a fixed-rate or hedged via an interest rate derivative.  Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of September 30, 2014, SJG’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its president (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2014. Based on that evaluation, SJG’s president and chief financial officer concluded that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the 1992 framework remains available during the transition period, which extends to December 15, 2014. As of September 30, 2014, SJG continues to utilize the 1992 Framework and anticipates transitioning to the 2013 Framework by the transition date.

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

101
The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, filed with the Securities and Exchange Commission on November 7, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Balance Sheets and (v) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
(Registrant)

Dated:	November 7, 2014	By:	/s/ Stephen H. Clark
Stephen H. Clark
Chief Financial Officer
(Principal Financial Officer)