Form 10-Q
period 2015-03-31
SOUTH JERSEY GAS Co
filed 2015-05-08
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

As of May 1, 2015 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2015	2014
Operating Revenues	$267,658	$210,545

Operating Expenses:
Cost of Sales (Excluding depreciation)	146,102	103,293
Operations	33,358	30,312
Maintenance	3,998	3,259
Depreciation	9,591	9,056
Energy and Other Taxes	1,420	1,185

Total Operating Expenses	194,469	147,105

Operating Income	73,189	63,440

Other Income and Expense	760	1,086

Interest Charges	(5,190)	(4,342)

Income Before Income Taxes	68,759	60,184

Income Taxes	(26,172)	(22,527)

Net Income	$42,587	$37,657

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2015	2014
Net Income	$42,587	$37,657

Other Comprehensive Gain - Net of Tax: *

Unrealized Gain on Available-for-Sale Securities	54	62
Unrealized Gain on Derivatives - Other	2	8

Other Comprehensive Gain - Net of Tax *	56	70

Comprehensive Income	$42,643	$37,727

* Determined using a combined average statutory tax rate of 40% and 41% in 2015 and 2014, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2015	2014
Net Cash Provided by Operating Activities	$19,634	$31,553

Cash Flows from Investing Activities:
Capital Expenditures	(41,601)	(40,674)
Net Purchase of Restricted Investments in Margin Accounts	(937)	(463)
Investment in Long-Term Receivables	(4,658)	(2,053)
Proceeds from Long-Term Receivables	1,808	1,981

Net Cash Used in Investing Activities	(45,388)	(41,209)

Cash Flows from Financing Activities:
Net Borrowings from (Repayments of) Short-Term Credit Facilities	28,200	(17,800)
Proceeds from Issuance of Long-Term Debt	—	30,000
Payments for Issuance of Long-Term Debt	—	(210)

Net Cash Provided by Financing Activities	28,200	11,990

Net Increase in Cash and Cash Equivalents	2,446	2,334
Cash and Cash Equivalents at Beginning of Period	1,778	2,020

Cash and Cash Equivalents at End of Period	$4,224	$4,354

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2015	December 31, 2014
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,042,333	$2,002,966
Accumulated Depreciation	(419,223)	(413,597)

Property, Plant and Equipment - Net	1,623,110	1,589,369

Investments:
Available-for-Sale Securities	9,048	8,894
Restricted Investments	8,898	7,961

Total Investments	17,946	16,855

Current Assets:
Cash and Cash Equivalents	4,224	1,778
Accounts Receivable	164,014	60,535
Accounts Receivable - Related Parties	23,430	1,157
Unbilled Revenues	47,629	49,910
Provision for Uncollectibles	(8,620)	(6,601)
Natural Gas in Storage, average cost	5,611	25,325
Materials and Supplies, average cost	1,106	1,104
Deferred Income Taxes - Net	37,472	44,064
Prepaid Taxes	3,374	13,601
Derivatives - Energy Related Assets	1	2,051
Other Prepayments and Current Assets	10,018	3,688

Total Current Assets	288,259	196,612

Regulatory and Other Noncurrent Assets:
Regulatory Assets	335,009	357,160
Unamortized Debt Issuance Costs	7,186	7,382
Long-Term Receivables	17,679	15,223
Other	2,731	3,071

Total Regulatory and Other Noncurrent Assets	362,605	382,836

Total Assets	$2,291,920	$2,185,672

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	March 31, 2015	December 31, 2014
Capitalization and Liabilities
Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	250,899	250,899
Accumulated Other Comprehensive Loss	(14,423)	(14,479)
Retained Earnings	480,887	438,300

Total Common Equity	723,211	680,568

Long-Term Debt	507,091	507,091

Total Capitalization	1,230,302	1,187,659

Current Liabilities:
Notes Payable	129,600	101,400
Current Portion of Long-Term Debt	35,909	35,909
Accounts Payable - Commodity	24,286	22,359
Accounts Payable - Other	36,102	32,711
Accounts Payable - Related Parties	11,092	11,249
Derivatives - Energy Related Liabilities	5,781	6,305
Customer Deposits and Credit Balances	15,391	17,626
Environmental Remediation Costs	36,498	28,480
Taxes Accrued	8,274	1,177
Pension Benefits	1,515	1,515
Interest Accrued	4,944	6,099
Other Current Liabilities	4,706	6,580

Total Current Liabilities	314,098	271,410

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	66,526	41,899
Deferred Income Taxes - Net	451,120	435,022
Environmental Remediation Costs	88,263	95,828
Asset Retirement Obligations	42,069	41,976
Pension and Other Postretirement Benefits	82,442	95,241
Investment Tax Credits	111	149
Derivatives - Energy Related Liabilities	1,016	1,298
Derivatives - Other	8,330	7,325
Other	7,643	7,865

Total Regulatory and Other Noncurrent Liabilities	747,520	726,603

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,291,920	$2,185,672

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE ENTITY - South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of South Jersey Gas Company (SJG or the Company), a regulated natural gas utility. SJG distributes natural gas in the seven southern most counties of New Jersey. In our opinion, the condensed financial statements reflect all normal and recurring adjustments needed to fairly present our financial position and operating results at the dates and for the periods presented. SJG’s business is subject to seasonal fluctuations and accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. As permitted by the rules and regulations of the Securities and Exchange Commission, the accompanying condensed financial statements contain certain condensed financial information and exclude certain note disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These condensed financial statements should be read in conjunction with SJG’s Annual Report on Form 10-K for the year ended December 31, 2014 for a more complete discussion of our accounting policies and certain other information.

REVENUE AND THROUGHPUT - BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. The PUA is included in both revenues and energy and other taxes, and totaled $0.6 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively.

NEW ACCOUNTING PRONOUNCEMENTS — Other than as described below, no new accounting pronouncement issued or effective during 2015 or 2014 had, or is expected to have, a material impact on the condensed financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), This ASU supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and in most industry-specific topics. The new guidance identifies how and when entities should recognize revenue. The new rules establish a core principle requiring the recognition of revenue to depict the transfer of promised goods or service to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis, which changes the analysis to be performed in determining whether certain types of legal entities should be consolidated. Specifically, the standard amends the evaluation of whether (a) fees paid to a decision maker or service providers represent a variable interest, (b) a limited partnership or similar entity has the characteristics of a Variable Interest Entity ("VIE") and (c) a reporting entity is the primary beneficiary of a VIE. The standard is effective for annual periods beginning after December 15, 2015 and interim periods therein, with early adoption permitted. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The standard is effective for annual periods beginning after December 15, 2015 and interim periods therein. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

2.	STOCK-BASED COMPENSATION PLANS:

Officers and other key employees of SJG participate in the Stock-Based Compensation Plan (Plan) of SJI. Restricted performance-based shares issued under the Plan vest over a three-year period and are subject to SJI achieving certain market or earnings-based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 200% of the original share units granted. Beginning in 2015, SJI also began granting time-based shares of restricted stock, one-third of which vests annually over a three-year period and is limited to 100% payout if the service requirement is met. In January 2015, SJG officers and other key employees were granted 7,366 shares of time-based restricted stock.

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

Through 2014, grants containing earnings-based targets were based on SJI's earnings per share (EPS) growth rate relative to a peer group to measure performance. Beginning in 2015, earning-based performance targets include predefined EPS and return on equity (ROE) goals to measure performance. As EPS-based and ROE-based grants are contingent upon performance and service conditions, SJI is required to measure and recognize stock-based compensation expense based on the fair value at the date of grant over the requisite three-year period of each award. The fair value is measured as the market price at the date of grant. The initial accruals of compensation expense are based on the estimated number of shares expected to vest, assuming the requisite service is rendered and probable outcome of the performance condition is achieved. That estimate is revised if subsequent information indicates that the actual number of shares is likely to differ from previous estimates. Compensation expense is ultimately adjusted based on the actual achievement of service and performance targets.

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

The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at March 31, 2015, and the assumptions used to estimate the fair value of the awards:

Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
Jan. 2013 - TSR	8,002	$22.19	21.1%	0.40%
Jan. 2013 - EPS	8,002	$25.59	n/a	n/a
Jan. 2014 - TSR	10,394	$21.31	20.0%	0.80%
Jan. 2014 - EPS	10,394	$27.22	n/a	n/a
Jan. 2015 - TSR	6,874	$26.31	16.0%	1.10%
Jan. 2015 - EPS, ROE, Time	17,686	$29.47	n/a	n/a

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

The cost for restricted stock awards during 2015 and 2014 is approximately $0.1 million per quarter. Of these costs, approximately one half was capitalized to Utility Plant.

As of March 31, 2015, there was $1.0 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes information regarding restricted stock award activity during the three months ended March 31, 2015, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2015	36,794	$24.10

Granted	24,560	$28.58

Nonvested Shares Outstanding, March 31, 2015	61,354	$25.90

Performance targets during the three-year vesting periods were not attained for the January 2011 grant that vested at December 31, 2013, or the January 2012 grant that vested at December 31, 2014. As a result, no shares were awarded in 2014 or 2015. SJG has a policy of making cash payments to SJI to satisfy its obligations under the Plan. Cash payments to SJI during the three months ended March 31, 2015 and 2014 were approximately $0.2 million and $0.4 million, respectively, relating to stock awards. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

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

In January 2015, SJG filed a petition with the BPU seeking to continue offering energy efficiency programs through June 2018 with a proposed budget of $56 million and with the same rate recovery mechanism that exists for its current energy efficiency programs.

There have been no other significant regulatory actions or changes to SJG's rate structure since December 31, 2014. See Note 3 to the Financial Statements in Item 8 of SJG's Form 10-K for the year ended December 31, 2014.

4.	REGULATORY ASSETS AND LIABILITIES:

There have been no significant changes to the nature of SJG’s regulatory assets and liabilities since December 31, 2014, which are described in Notes 3 and 4 to the Financial Statements in Item 8 of SJG’s Form 10-K for the year ended December 31, 2014.

Regulatory Assets consisted of the following items (in thousands):

	March 31, 2015	December 31, 2014
Environmental Remediation Costs:
Expended - Net	$28,057	$29,540
Liability for Future Expenditures	124,761	124,308
Deferred Asset Retirement Obligation Costs	31,604	31,584
Deferred Pension and Other Postretirement Benefit Costs	99,040	99,040
Deferred Gas Costs - Net	20,291	32,202
Societal Benefit Costs Receivable	—	385
Deferred Interest Rate Contracts (Note 11)	8,330	7,325
Energy Efficiency Tracker	1,782	11,247
Pipeline Supplier Service Charges	5,025	5,441
Pipeline Integrity Cost	3,439	3,431
AFUDC - Equity Related Deferrals	10,987	10,781
Other Regulatory Assets	1,693	1,876

Total Regulatory Assets	$335,009	$357,160

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through SJG's Basic Gas Supply Service (BGSS) mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The reduction in deferred gas costs from December 31, 2014 was due to gas costs recovered from customers exceeding the actual cost of the commodity incurred during the first three months of 2015 as a result of more normal gas prices. SJG's BGSS mechanism is designed to over-collect gas costs during the winter season when usage is highest.

ENERGY EFFICIENCY TRACKER - This regulatory asset primarily represents energy efficiency measures installed in customer homes and businesses. The decrease from December 31, 2014 is due to higher recoveries in the first three months of 2015 due to high level of recoveries resulting from extremely cold weather.

Regulatory Liabilities consisted of the following items (in thousands):

	March 31, 2015	December 31, 2014
Excess Plant Removal Costs	$35,762	$35,940
Conservation Incentive Program Payable	21,825	4,700
Societal Benefit Costs	8,939	—
Other Regulatory Liabilities	—	1,259

Total Regulatory Liabilities	$66,526	$41,899

EXCESS PLANT REMOVAL COSTS - Represents amounts accrued in excess of actual utility plant removal costs incurred to date. The decrease in the balance from year end is due to an amortization as a credit to depreciation expense, as required as part of our September 2014 base rate increase.

CONSERVATION INCENTIVE PROGRAM (CIP) PAYABLE – The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was greater than the established baseline during 2014 and more notably during the first three months of 2015, resulting in a payable. This is primarily the result of extremely cold weather experienced in the region.

SOCIETAL BENEFIT COSTS (SBC) - This regulatory liability primarily represents the excess recoveries over the expenses incurred under the New Jersey Clean Energy Program which is a mechanism designed to recover costs associated with energy efficiency and renewable energy programs. The change from a $0.4 million regulatory asset to an $8.9 million regulatory liability is due to current SBC rates, which are producing revenue greater than SBC expenses. In July 2014, SJG made its annual 2014-2015 SBC filing requesting a decrease in SBC revenues, in part, to avoid this liability. The petition is currently pending.

5.	RELATED-PARTY TRANSACTIONS:

There have been no significant changes in the nature of SJG’s related-party transactions since December 31, 2014. See Note 5 to the Financial Statements in Item 8 of SJG’s Form 10-K for the year ended December 31, 2014 for a detailed description of the related parties and their associated transactions.

A summary of related party transactions, excluding pass-through items, included in Operating Revenues were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Operating Revenues/Affiliates:
SJRG	$1,052	$158
Marina	232	333
Total Operating Revenue/Affiliates	$1,284	$491

Related-party transactions, excluding pass-through items, included in Operating Expenses were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Costs of Sales/Affiliates (Excluding depreciation)
SJRG	$19,023	$5,484
Energy-Related Derivative (Gains) / Losses *
SJRG	$(4)	$(1,030)

* Contracts used to hedge natural gas purchases. Included in Cost of Sales on the Condensed Statement of Income.

Operations Expense/Affiliates
SJI	$3,917	$4,030
Millennium	660	608
Other	(109)	(104)
Total Operations Expense/Affiliates	$4,468	$4,534

6.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of both March 31, 2015 and December 31, 2014, the escrowed proceeds, including interest earned, totaled $0.1 million. During March 2013, SJG established a margin account with a counterparty in conjunction with SJG's risk management activities as detailed in Note 11. The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with this counterparty change. As of March 31, 2015 and December 31, 2014, the balance held with this counterparty totaled $8.8 million and 7.8 million, respectively. The carrying amounts of the Restricted Investments approximate their fair value at March 31, 2015 and December 31, 2014, which would be included in Level 1 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities.)

LONG-TERM RECEIVABLES – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources.  The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest.  The carrying amounts of such loans were $14.9 million and $15.0 million as of March 31, 2015 and December 31, 2014, respectively.  The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the condensed balance sheets.  The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.2 million and $1.3 million as of March 31, 2015 and December 31, 2014, respectively.  The annualized amortization to interest is not material to SJG’s financial statements.  The carrying amounts of these receivables approximate their fair value at March 31, 2015 and December 31, 2014, which would be included in Level 2 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities.)

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJG's financial instruments approximate their fair values at March 31, 2015 and December 31, 2014, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJG at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy. See Note 10 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJG's long-term debt, including current maturities, as of March 31, 2015 and December 31, 2014, were $595.8 million and $587.3 million, respectively. The carrying amount of SJG's long-term debt, including current maturities, as of both March 31, 2015 and December 31, 2014 was $543.0 million.

7.	LINES OF CREDIT:

Credit facilities and available liquidity as of March 31, 2015 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper Program/ Revolving Credit Facility	$200,000	$129,600	$70,400	May 2018
Uncommitted Bank Lines	10,000	—	10,000	Various

Total	$210,000	$129,600	$80,400

The SJG revolving credit facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of March 31, 2015.

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

Average borrowings outstanding under these credit facilities during the three months ended March 31, 2015 and 2014 were $108.5 million and $40.8 million, respectively.  The maximum amount outstanding under these credit facilities during the three months ended March 31, 2015 and 2014 were $136.9 million and $66.0 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our business’ future liquidity needs. Borrowings under these credit facilities are at market rates.  The weighted average interest rate on these borrowings, which changes daily, was 0.50% and 0.25% at March 31, 2015 and 2014, respectively.

8.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three months ended  March 31, 2015 and 2014, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended March 31,
	2015	2014
Service Cost	$1,067	$966
Interest Cost	2,048	2,027
Expected Return on Plan Assets	(2,734)	(2,455)
Amortizations:
Prior Service Cost	39	33
Actuarial Loss	1,963	1,072
Net Periodic Benefit Cost	2,383	1,643
Capitalized Benefit Costs	(1,239)	(854)
Total Net Periodic Benefit Expense	$1,144	$789

	Other Postretirement Benefits
	Three Months Ended March 31,
	2015	2014
Service Cost	$182	$172
Interest Cost	429	510
Expected Return on Plan Assets	(416)	(473)
Amortizations:
Prior Service Cost	85	26
Actuarial Loss	214	167
Net Periodic Benefit Cost	494	402
Capitalized Benefit Costs	(257)	(209)
Total Net Periodic Benefit Expense	$237	$193

Capitalized benefit costs reflected in the table above relate to our construction program.

SJG contributed $12.0 million to the pension plans in January 2015. No contributions were made to the pension plans during 2014. Payments related to the unfunded Supplemental Executive Retirement Plan (SERP) are expected to approximate $1.5 million in 2015. We also have a regulatory obligation to contribute approximately $3.6 million annually to the other postretirement benefit plans’ trusts, less direct costs incurred.

See Note 11 to the Financial Statements in Item 8 of SJG’s Form 10-K for the year ended December 31, 2014 for additional information related to SJG’s pension and other postretirement benefits.

9.	COMMITMENTS AND CONTINGENCIES:

STANDBY LETTER OF CREDIT - SJG provided a $25.2 million letter of credit under a separate facility outside of its revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system.

ENVIRONMENTAL REMEDIATION COSTS - SJG incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. There have been no significant changes to the status of SJG’s environmental remediation efforts since December 31, 2014, as described in Note 12 to the Financial Statements in Item 8 of SJG’s Form 10-K for the year ended December 31, 2014.

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

PENDING LITIGATION - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.8 million and $0.5 million related to all claims in the aggregate as of March 31, 2015 and December 31, 2014, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

COLLECTIVE BARGAINING AGREEMENTS - Unionized personnel represent approximately 60% of our workforce at March 31, 2015. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (IBEW) operates under a collective bargaining agreement that runs through February 2017; and the International Association of Machinists and Aerospace Workers (IAM) operates under a collective bargaining agreement that expires in August 2017.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of March 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$9,048	$3,619	$5,429	$—
Derivatives – Energy Related Assets (B)	1	1	—	—
	$9,049	$3,620	$5,429	$—

Liabilities

Derivatives – Energy Related Liabilities (B)	$6,797	$6,506	$291	$—
Derivatives – Other (C)	8,330	—	8,330	—
	$15,127	$6,506	$8,621	$—

As of December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,894	$5,924	$2,970	$—
Derivatives - Energy Related Assets (B)	2,051	2	2,049	—
	$10,945	$5,926	$5,019	$—

Liabilities

Derivatives - Energy Related Liabilities (B)	$7,603	$7,254	$349	$—
Derivatives - Other (C)	7,325	—	7,325	—
	$14,928	$7,254	$7,674	$—

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

SJG is involved in buying, selling, transporting and storing natural gas and is subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company, through its affiliate South Jersey Resources Group (SJRG) and another counterparty, uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, futures contracts, swap agreements and options contracts. As of March 31, 2015, SJG had outstanding derivative contracts intended to limit the exposure to market risk on 11.6 million decatherms (MMdts) of expected future purchases of natural gas and 0.04 MMdts of expected future sales of natural gas. In addition to these derivative contracts, SJG had basis and index related purchase and sales contracts totaling 0.8 MMdts. These contracts, which do not qualify for the normal purchase and sale exemption and have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed balance sheets. The costs or benefits of these short-term contracts are recoverable through SJG’s BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed balance sheets. As of March 31, 2015 and December 31, 2014, SJG had $6.8 million and $5.6 million of unrealized losses, respectively, included in its BGSS related to open financial contracts.

The Company has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives-Other on the condensed balance sheets. The fair value represents the amount SJG would have to pay the counterparty to terminate these contracts as of those dates. There have been no significant changes to the Company’s active interest rate swaps since December 31, 2014, which are described in Note 1 to the Financial Statements in Item 8 of SJG’s Annual Report on Form 10-K for the year ended December 31, 2014. Subject to BPU approval, the market value upon termination of these interest rate derivatives can be recovered in rates and, therefore, these unrealized losses have been included in Regulatory Assets on the condensed balance sheets.

We previously used derivative transactions known as “Treasury Locks” to hedge against the impact on our cash flows of possible interest rate increases on debt issued in September 2005.  The initial $1.4 million cost of the Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the 30-year life of the associated debt issue.  As of March 31, 2015 and December 31, 2014, the unamortized balance was approximately $0.9 million, and $1.0 million, respectively .

The fair values of all derivative instruments, as reflected in the condensed balance sheets as of March 31, 2015 and December 31, 2014, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	March 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$1	$5,781	$2,051	$6,305
Derivatives – Energy Related – Non-Current	—	1,016	—	1,298
Interest rate contracts:
Derivatives – Other	—	8,330	—	7,325
Total derivatives not designated as hedging instruments under GAAP	1	15,127	2,051	14,928
Total Derivatives	$1	$15,127	$2,051	$14,928

For derivative instruments disclosed in the table above, information as to the presentation on the condensed balance sheets is as follows (in thousands):

As of March 31, 2015:
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$1	$—	$1	$(1)	(A)	$—	$—
Derivatives - Energy Related Liabilities	(6,797)	—	(6,797)	1	(B)	6,506	(290)
Derivatives - Other	(8,330)	—	(8,330)	—		—	(8,330)

As of December 31, 2014:
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$2,051	$—	$2,051	$(2)	(A)	$—	$2,049
Derivatives - Energy Related Liabilities	(7,603)	—	(7,603)	2	(B)	7,253	(348)
Derivatives - Other	(7,325)	—	(7,325)	—		—	(7,325)

(A) The balances at March 31, 2015 and December 31, 2014 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at March 31, 2015 and December 31, 2014 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed statements of income for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	2015	2014
Interest Rate Contracts:
Losses reclassified from Accumulated Other Comprehensive Loss into income (a)	$(12)	$(12)
(a) Included in Interest Charges

Net realized loss of $2.6 million and gain of $2.4 million associated with SJG's energy related financial commodity contracts for the three months ended March 31, 2015 and 2014, respectively, are not included in the above table.  These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy-related financial commodity contracts are deferred in Regulatory Assets or Liabilities, as applicable, and there is no impact to earnings.

12.	LONG-TERM DEBT:

The Company did not issue or retire any long-term debt during the three months ended March 31, 2015. We retire debt when it is cost effective as permitted by the debt agreements.

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in Accumulated Other Comprehensive Loss (AOCL) for the three months ended March 31, 2015 are as follows (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance at January 1, 2015 (a)	$(13,837)	$(567)	$(75)	$(14,479)
Other comprehensive income before reclassifications	—	—	92	92
Amounts reclassified from AOCL (b)	—	2	(38)	(36)
Net current period other comprehensive income	—	2	54	56
Balance at March 31, 2015 (a)	$(13,837)	$(565)	$(21)	$(14,423)

(a) Determined using a combined average statutory tax rate of 40%.
(b) See table below.

The reclassifications out of AOCL during the three months ended March 31, 2015 are as follows (in thousands):

Components of AOCL	Amounts Reclassified from AOCL (in thousands)	Affected Line Item in the Condensed Statements of Income
	Three Months Ended March 31, 2015
Unrealized Loss in on Derivatives-Other - Interest Rate Contracts designated as cash flow hedges	$12	Interest Charges
Unrealized Gain on Available-for-Sale Securities	(64)	Other Income & Expense
	(52)	Income Before Income Taxes
Income Taxes (a)	16	Income Taxes
Gains from reclassifications for the period net of tax	$(36)

(a) Determined using a combined average statutory tax rate of 40%.

14.    SUBSEQUENT EVENTS:

On April 1, 2015, the Board of Directors of SJG declared a cash dividend of $9,891,000 payable to SJI. The dividend was paid on April 2, 2015.

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

OVERVIEW:

Organization - We are an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. We also sell natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transport natural gas purchased directly from producers or suppliers to their customers. We served 368,988 customers at March 31, 2015 compared with 364,424 customers at March 31, 2014.

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

A discussion of these and other risks and uncertainties may be found in SJG’s Form 10-K for the year ended December 31, 2014 and in other filings made by us with the Securities and Exchange Commission. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Quarterly Report on Form 10-Q, or in any document incorporated by reference, at the date of such document. While SJG believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJG undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies - Estimates and Assumptions - Management must make estimates and assumptions that affect the amounts reported in the condensed financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our condensed financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement benefit costs, and revenue recognition. A discussion of these estimates and assumptions may be found in SJG’s Form 10-K for the year ended December 31, 2014.

New Accounting Pronouncements -    See detailed discussions concerning New Accounting Pronouncements and their impact on SJG in Note 1 to the condensed financial statements.

Regulatory Actions – Other than the changes discussed in Note 3 to the condensed financial statements, there have been no significant regulatory actions since December 31, 2014. See detailed discussions concerning Regulatory Actions in Note 3 to the Financial Statements in item 8 of SJG’s Form 10-K for the year ended December 31, 2014.

Environmental Remediation –There have been no significant changes to the status of SJG’s environmental remediation efforts since December 31, 2014. See detailed discussion concerning Environmental Remediation Costs in Note 12 to the Financial Statements in Item 8 of SJG’s Form 10-K for the year ended December 31, 2014.

Competition - See detailed discussion concerning competition in SJG’s Form 10-K for the year ended December 31, 2014.

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The number of customers purchasing their natural gas from marketers was 36,325 and 45,300 at March 31, 2015 and 2014, respectively.

RESULTS OF OPERATIONS:

The following table summarizes the composition of selected gas utility data for the three months ended March 31, (in thousands, except for degree day data):

	Three Months Ended March 31,
	2015	2014
Utility Throughput – decatherms(dt):
Firm Sales -
Residential	14,754	13,188
Commercial	3,678	2,735
Industrial	228	157
Cogeneration & Electric Generation	94	310
Firm Transportation -
Residential	1,527	1,902
Commercial	3,405	3,451
Industrial	2,948	3,510
Cogeneration & Electric Generation	1,368	1,960

Total Firm Throughput	28,002	27,213

Interruptible Sales	3	—
Interruptible Transportation	333	368
Off-System Sales	4,464	2,430
Capacity Release	15,045	16,182

Total Throughput - Utility	47,847	46,193

	Three Months Ended March 31,
	2015	2014
Utility Operating Revenues:
Firm Sales -
Residential	$170,209	$125,188
Commercial	37,409	28,331
Industrial	2,687	2,081
Cogeneration & Electric Generation	805	2,080
Firm Transportation -
Residential	8,477	10,158
Commercial	13,761	13,454
Industrial	6,331	6,790
Cogeneration & Electric Generation	1,908	2,326

Total Firm Revenues	241,587	190,408

Interruptible Sales	56	2
Interruptible Transportation	410	448
Off-System Sales	23,988	18,551
Capacity Release	1,308	896
Other	309	240

Total Utility Operating Revenues	267,658	210,545

Less:
Cost of Sales (Excluding depreciation)	146,102	103,293
Conservation Recoveries*	12,263	10,767
RAC Recoveries*	2,281	2,021
EET Recoveries*	1,049	1,059
Revenue Taxes	579	436
Utility Margin**	$105,384	$92,969

Margin:
Residential	$90,684	$73,594
Commercial and Industrial	32,714	26,027
Cogeneration and Electric Generation	1,193	1,347
Interruptible	55	18
Off-System Sales & Capacity Release	1,571	653
Other Revenues	308	239
Margin Before Weather Normalization & Decoupling	126,525	101,878
CIP Mechanism	(21,581)	(9,010)
EET Mechanism	440	101
Utility Margin**	$105,384	$92,969

Degree Days:	2,925	2,786

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.
**Utility Margin is further defined under the caption "Margin (pre-tax)" below.

Throughput – Total gas throughput increased 1.7 MMdts, or 3.6%, during the three months ended March 31, 2015, compared with the same period in 2014. Firm throughput increased 0.8 MMdts, or 2.9%, during the first three months of 2015 as a result of weather that was 5.0% colder than the same period last year. Also contributing to higher throughput was the addition of 4,564 customers over the last 12 months, representing 1.3% customer growth. Off-System Sales (OSS) throughput increased 2.0 MMdts during the first three months of 2015. The increase in OSS was related to opportunities created on the interstate pipeline as a result of extremely cold weather in the northeast region of the country.

Operating Revenues – Revenues increased $57.1 million, or 27.1%, during the three months ended March 31, 2015, compared with the same period in 2014, due to higher firm sales and OSS. Total firm revenue increased $51.2 million, or 26.9%, in the first three months of 2015 as a result of 5.0% colder weather and 4,564 additional customers compared with the same period in 2014, as previously discussed under "Throughput." While colder weather increased firm sales revenue significantly, the revenue increase has little impact on Company profitability under the operation of the Conservation Incentive Program, as discussed below under the captions "Conservation Incentive Program (CIP)" and "Margin (pre-tax)." In addition, the settlement of a base rate case and a 22.1% increase in SJG's rate for natural gas cost recoveries, both effective October 1, 2014, increased revenue by approximately $10.9 million and $31.2 million, respectively, during the first three months of 2015 versus the same period in 2014.

Higher OSS unit sales volume, partially offset by lower unit prices, resulted in a $5.4 million, or 29.3%, increase in OSS revenues during the three months ended March 31, 2015, compared with the same period in 2014. Extremely cold weather in the northeast region of the country led to greater demand during the first quarter of 2015, creating opportunity for the Company to increase revenue from such sales. However, the impact of changes in OSS activity does not have a material impact on the earnings of SJG, as the Company is required to return 85% of the profits of such activity to our ratepayers. Earnings from OSS can be seen in the "Margin" table above.

Conservation Incentive Program (CIP) - The effects of the CIP on our net income and the associated weather comparisons are as follows ($’s in millions):

	Three Months Ended March 31,
	2015	2014
Net Income Impact:
CIP – Weather Related	$(8.6)	$(6.0)
CIP – Usage Related	(4.2)	0.7
Total Net Income Impact	$(12.8)	$(5.3)

Weather Compared to 20-Year Average	20.7% Colder	17.4% Colder
Weather Compared to Prior Year	5.0% Colder	13.4% Colder

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

Total margin increased $12.4 million, or 13.4%, for the three month ended March 31, 2015, compared with the same period in 2014, primarily due to increases in rates as a result of the settlement of SJG's base rate case effective October 1, 2014 which increased margin by approximately $10.9 million versus the same period in 2014. In addition, SJG added 4,564 customers over the 12-month period ended March 31, 2015, contributing approximately $0.5 million in additional margin during the first quarter 2015, compared with the first quarter of 2014.

The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the margin table and the CIP table above, the CIP mechanism reduced margin by $21.6 million, or $12.8 million after taxes, and $9.0 million, or $5.3 million after taxes, during the three month periods ended March 31, 2015 and 2014, respectively, primarily due to weather that was much colder than normal.

Operating Expenses - A summary of changes in operating expenses (in thousands):

Three Months Ended March 31, 2015 vs. 2014
Operations	$3,046
Maintenance	$739
Depreciation	$535
Energy and Other Taxes	$235

Operations  – Operations expense increased $3.0 million for the three month period ended March 31, 2015, as compared with the same period in 2014.  The increase is primarily due to the spending under the New Jersey Clean Energy Program and Energy Efficiency Programs which increased $1.5 million for the three month period ended March 31, 2015, as compared to the same period in 2014. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the periods. In addition, SJG increased its reserve for uncollectible accounts, resulting in $1.1 million of additional expense in the first quarter of 2015, as compared to the first quarter of 2014. Changes in the uncollectible reserve are the result of fluctuations in levels of customer accounts receivables balances. Accounts receivable was higher as of March 31, 2015 due to higher customer billing rates, as approved by the BPU effective October 1, 2014, in addition to customer growth and colder weather during the period.

Maintenance -   Maintenance expense increased during the three months ended March 31, 2015, compared with the same period in 2014, primarily due to the BPU-approved amortization and recovery of previously deferred maintenance costs, primarily those associated with a federally mandated pipeline integrity management program. Such amortizations, which are being recovered through an offsetting amount in revenues beginning in October 2014, totaled $0.3 million during the first quarter of 2015. Also contributing to the increase are higher levels of Remediation Adjustment Clause (RAC) amortization. This increase of approximately $0.3 million in RAC-related expenses does not affect earnings either, as we recognize an offsetting amount in revenues.

Depreciation - Depreciation expense increased $0.5 million during the three month period ended March 31, 2015, compared with the same period in 2014, due mainly to our continuing investment in property, plant and equipment.

Energy and Other Taxes - Energy and Other Taxes increased $0.2 million during the three month period ended March 31, 2015, compared with the same period in 2014. This was primarily due to higher revenue -based energy taxes, resulting from an increase in revenues as previously discussed under "Operating Revenues."

Other Income and Expense - Other income and expense decreased $0.3 million during the three month period ended March 31, 2015, compared with the same period in 2014. This was primarily due to a lower allowance for equity funds used during construction as the Company placed two major technology systems in service during the forth quarter of 2014. Once placed in service, AFUDC ceases.

Interest Charges –  Interest Charges increased $0.8 million during the three month period ended March 31, 2015, compared with the same period in 2014, due to lower capitalization of interest costs on construction during 2015. This was a result of the roll-in of capital investments under the Company's Accelerated Infrastructure Replacement Program (AIRP) into base rates effective October 1, 2014; a lower allowance for debt funds used during construction as a result of placing two major technology systems in service during the forth quarter of 2014, as discussed above; and weather-related construction delays during the first quarter of 2015. AIRP investments are approved by the BPU to accrue interest on construction until such time they were rolled into base rates.

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities.  Net cash provided by operating activities totaled $19.6 million and $31.6 million in the first three months of 2015 and 2014, respectively.  Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Net cash provided by operations was negatively impacted by higher working capital requirements primarily as a result of higher accounts receivable due to higher customer bills generated by the extremely cold weather experienced during the first three months of 2015. Also, as a result of a decline in the discount rate and new mortality tables released at the end of 2014, both of which negatively impacted the funding status of the pension plans, SJG contributed $12.0 million to improve their funding status. No such contribution was made in 2014.  The Company strives to keep its pension plans fully funded.  When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, the Company increases its contributions to supplant that funding shortfall.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital expenditures, primarily to invest in new and replacement facilities and equipment. Cash used for capital expenditures was $41.6 million and $40.7 million during the first three months of 2015 and 2014, respectively.   We estimate the net cash outflows for capital expenditures for fiscal years 2015, 2016 and 2017 to be approximately $233.7 million, $241.0 million and $176.9 million, respectively.  For capital expenditures, including those under the Accelerated Investment Replacement Program (AIRP), SJG expects to use short-term borrowings to finance capital expenditures as incurred.  From time to time, the Company may refinance the short-term debt incurred to support capital expenditures with long-term debt.

Cash Flows from Financing Activities - SJG uses short-term borrowings under lines of credit from commercial banks, or under its commercial paper program discussed below, to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, the Company refinances short-term debt incurred to finance capital expenditures with long-term debt. Debt is incurred primarily to expand and upgrade our gas transmission and distribution system and to support seasonal working capital needs related to inventories and customer receivables. SJG did not issue or retire any long-term debt during first quarter of 2015.

Credit facilities and available liquidity as of March 31, 2015 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper/Revolving Credit Facilities	$200,000	$129,600	$70,400	May 2018
Uncommitted Bank Lines	10,000	—	10,000	Various

Total	$210,000	$129,600	$80,400

The SJG facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1, measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of March 31, 2015.

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

Average borrowings outstanding under the commercial paper program/revolving credit facility during the three months ended March 31, 2015 and 2014 were $108.5 million and $40.8 million, respectively.  The maximum amount outstanding under these credit facilities during the three months ended March 31, 2015 and 2014 were $136.9 million and $66.0 million, respectively.

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

In April and June 2014, SJG received equity infusions totaling $25.0 million from SJI.

SJG’s capital structure was as follows:

	As of March 31, 2015	As of December 31, 2014
Common Equity	52%	51%
Long-Term Debt	39%	41%
Short-Term Debt	9%	8%

Total	100%	100%

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for capital expenditures for the first three months of 2015 and 2014 amounted to $41.6 million and $40.7 million, respectively. Management estimates net cash outflows for construction projects for 2015, 2016 and 2017, to be approximately $233.7 million, $241.0 million and $176.9 million, respectively.  Costs for remediation projects, net of insurance reimbursements, for the first three months of 2015 and 2014 amounted to net cash outflows of $0.9 million and inflows of $1.2 million, respectively.  Total cash outflows for remediation projects are expected to be $28.2 million, $14.6 million and $36.8 million for 2015, 2016 and 2017, respectively.  As discussed in Notes 4 and 12 to the Financial Statements in Item 8 of SJG’s 10-K for the year ended December 31, 2014, environmental remediation costs are subject to recovery from ratepayers.

SJG provided a $25.2 million letter of credit under a separate facility, outside of the revolving credit facility, to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG's natural gas distribution system.

SJG has certain commitments for interstate pipeline capacity, storage services, Liquefied Natural Gas (LNG) and LNG transportation services, which carry demand type charges for which it pays fees regardless of usage. Those commitments as of March 31, 2015, average $75.6 million annually and total $350.3 million over the contracts’ lives.  Approximately 40% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the BGSS.

Contractual Cash Obligations –   Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2014.  SJG's contractual cash obligations increased $159.6 million from December 31, 2014 primarily due to the addition of a 15-year gas supply contract scheduled to begin in September 2015.

Off-Balance Sheet Arrangements - We have no off-balance sheet arrangements.

Pending Litigation - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.8 million and $0.5 million related to all claims in the aggregate, as of March 31, 2015 and December 31, 2014, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

The fair value and maturity of these energy trading and hedging contracts determined using mark-to-market accounting as of March 31, 2015 are as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$1	$—	$1
Prices Provided by Other External Sources (Basis)	—	—	—
Total	$1	$—	$1

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$5,490	$1,016	$6,506
Prices Provided by Other External Sources (Basis)	291	$—	291
Total	$5,781	$1,016	$6,797

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Contracted volumes of our NYMEX contracts are 11.6 MMdt with a weighted-average settlement price of $3.43 per dt. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our Basis contracts are 0.8 MMdt with a weighted-average settlement price of $1.39 per dt.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2015	$(5,552)
Contracts Settled During the Three Months ended March 31, 2015, Net	982
Other Changes in Fair Value from Continuing and New Contracts, Net	(2,227)
Net Derivatives — Energy Related Liability, March 31, 2015	$(6,797)

Interest Rate Risk - Our exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt outstanding at March 31, 2015, was $188.6 million and averaged $167.5 million during the first three months of 2015. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $1.0 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2014 - 32 b.p. increase; 2013 - 14 b.p. decrease; 2012 - 1 b.p. decrease; 2011 - 14 b.p. decrease; and 2010 - 5 b.p. increase.  As of March 31, 2015, our average interest rate on variable-rate debt was 0.67%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of March 31, 2015, the interest costs on all but $59.0 million of long-term debt was either at a fixed-rate or hedged via an interest rate derivative.  Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of March 31, 2015, SJG’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its president (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2015. Based on that evaluation, SJG’s president and chief financial officer concluded that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 27.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of SJG’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

101
The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three months ended March 31, 2015, filed with the Securities and Exchange Commission on May 8, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Balance Sheets and (v) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
(Registrant)

Dated:	May 8, 2015	By:	/s/ Stephen H. Clark
Stephen H. Clark
Chief Financial Officer
(Principal Financial Officer)