Form 10-Q
period 2015-06-30
SOUTH JERSEY GAS Co
filed 2015-08-07
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

As of August 3, 2015 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2015	2014
Operating Revenues	$75,812	$69,159

Operating Expenses:
Cost of Sales (Excluding depreciation)	25,419	24,879
Operations	23,939	22,100
Maintenance	3,928	3,181
Depreciation	9,711	9,164
Energy and Other Taxes	854	830

Total Operating Expenses	63,851	60,154

Operating Income	11,961	9,005

Other Income and Expense	1,670	1,477

Interest Charges	(5,113)	(4,292)

Income Before Income Taxes	8,518	6,190

Income Taxes	(3,292)	(2,379)

Net Income	$5,226	$3,811

The accompanying notes are an integral part of the unaudited condensed financial statements.

	Six Months Ended
	June 30,
	2015	2014
Operating Revenues	$343,470	$279,704

Operating Expenses:
Cost of Sales (Excluding depreciation)	171,521	128,172
Operations	57,297	52,412
Maintenance	7,926	6,440
Depreciation	19,302	18,220
Energy and Other Taxes	2,274	2,015

Total Operating Expenses	258,320	207,259

Operating Income	85,150	72,445

Other Income and Expense	2,430	2,563

Interest Charges	(10,303)	(8,634)

Income Before Income Taxes	77,277	66,374

Income Taxes	(29,464)	(24,906)

Net Income	$47,813	$41,468

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2015	2014
Net Income	$5,226	$3,811

Other Comprehensive (Loss) Gain - Net of Tax: *

Unrealized (Loss) Gain on Available-for-Sale Securities	(37)	154
Unrealized Gain on Derivatives - Other	7	7

Other Comprehensive (Loss) Gain - Net of Tax *	(30)	161

Comprehensive Income	$5,196	$3,972

	Six Months Ended
	June 30,
	2015	2014
Net Income	$47,813	$41,468

Other Comprehensive Gain - Net of Tax: *

Unrealized Gain on Available-for-Sale Securities	17	216
Unrealized Gain on Derivatives - Other	9	15

Other Comprehensive Gain - Net of Tax *	26	231

Comprehensive Income	$47,839	$41,699

* Determined using a combined average statutory tax rate of 40% and 41% in 2015 and 2014, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2015	2014
Net Cash Provided by Operating Activities	$89,031	$33,638

Cash Flows from Investing Activities:
Capital Expenditures	(95,861)	(88,668)
Note Receivable	(9,887)	—
Net Purchase of Restricted Investments in Margin Accounts	1,969	(818)
Investment in Long-Term Receivables	(3,381)	(3,410)
Proceeds from Long-Term Receivables	2,040	3,536

Net Cash Used in Investing Activities	(105,120)	(89,360)

Cash Flows from Financing Activities:
Net Borrowings from (Repayments of) Short-Term Credit Facilities	26,200	(55,500)
Proceeds from Issuance of Long-Term Debt	—	89,000
Payments for Issuance of Long-Term Debt	—	(581)
Dividends on Common Stock	(9,891)	—
Additional Investment by Shareholder	—	25,000

Net Cash Provided by Financing Activities	16,309	57,919

Net Increase in Cash and Cash Equivalents	220	2,197
Cash and Cash Equivalents at Beginning of Period	1,778	2,020

Cash and Cash Equivalents at End of Period	$1,998	$4,217

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2015	December 31, 2014
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,101,634	$2,002,966
Accumulated Depreciation	(426,190)	(413,597)

Property, Plant and Equipment - Net	1,675,444	1,589,369

Investments:
Available-for-Sale Securities	8,974	8,894
Restricted Investments	5,992	7,961

Total Investments	14,966	16,855

Current Assets:
Cash and Cash Equivalents	1,998	1,778
Note Receivable	9,887	—
Accounts Receivable	117,457	60,535
Accounts Receivable - Related Parties	995	1,157
Unbilled Revenues	10,374	49,910
Provision for Uncollectibles	(9,402)	(6,601)
Natural Gas in Storage, average cost	11,356	25,325
Materials and Supplies, average cost	1,112	1,104
Deferred Income Taxes - Net	35,487	44,064
Prepaid Taxes	20,577	13,601
Derivatives - Energy Related Assets	158	2,051
Other Prepayments and Current Assets	11,126	3,688

Total Current Assets	211,125	196,612

Regulatory and Other Noncurrent Assets:
Regulatory Assets	335,182	357,160
Unamortized Debt Issuance Costs	6,991	7,382
Long-Term Receivables	19,744	15,223
Derivatives - Energy Related Assets	127	—
Other	2,654	3,071

Total Regulatory and Other Noncurrent Assets	364,698	382,836

Total Assets	$2,266,233	$2,185,672

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	June 30, 2015	December 31, 2014
Capitalization and Liabilities
Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	250,899	250,899
Accumulated Other Comprehensive Loss	(14,453)	(14,479)
Retained Earnings	476,222	438,300

Total Common Equity	718,516	680,568

Long-Term Debt	507,091	507,091

Total Capitalization	1,225,607	1,187,659

Current Liabilities:
Notes Payable	127,600	101,400
Current Portion of Long-Term Debt	35,909	35,909
Accounts Payable - Commodity	13,237	22,359
Accounts Payable - Other	34,659	32,711
Accounts Payable - Related Parties	9,635	11,249
Derivatives - Energy Related Liabilities	5,217	6,305
Customer Deposits and Credit Balances	18,633	17,626
Environmental Remediation Costs	40,134	28,480
Taxes Accrued	1,692	1,177
Pension Benefits	1,515	1,515
Interest Accrued	6,122	6,099
Other Current Liabilities	3,030	6,580

Total Current Liabilities	297,383	271,410

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	64,655	41,899
Deferred Income Taxes - Net	452,160	435,022
Environmental Remediation Costs	85,631	95,828
Asset Retirement Obligations	42,292	41,976
Pension and Other Postretirement Benefits	84,362	95,241
Investment Tax Credits	74	149
Derivatives - Energy Related Liabilities	353	1,298
Derivatives - Other	6,615	7,325
Other	7,101	7,865

Total Regulatory and Other Noncurrent Liabilities	743,243	726,603

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,266,233	$2,185,672

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

REVENUE AND THROUGHPUT - BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. The PUA is included in both revenues and energy and other taxes, and totaled $0.2 million for each of the three month-periods ended June 30, 2015 and 2014, and $0.8 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively.

NEW ACCOUNTING PRONOUNCEMENTS — Other than as described below, no new accounting pronouncement issued or effective during 2015 or 2014 had, or is expected to have, a material impact on the condensed financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and in most industry-specific topics. The new guidance identifies how and when entities should recognize revenue. The new rules establish a core principle requiring the recognition of revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. The new guidance is effective for fiscal years, and interim periods within those annual periods, beginning after December 15, 2017. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

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

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

Also in April 2015, the FASB issued ASU 2015-5, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). This ASU provides guidance to customers (1) in determining whether a cloud computing arrangement includes a software license, and (2) on how the arrangement should be accounted for, depending on whether or not it includes a software license. The amended guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU states that inventory for which cost is determined using a method other than last-in, first-out (LIFO) or the retail method should be subsequently measured at the lower of cost or net realizable value (NRV), rather than at the lower of cost or market. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

2.	STOCK-BASED COMPENSATION PLANS:

Officers and other key employees of SJG participate in the Stock-Based Compensation Plan (Plan) of SJI. Restricted performance-based shares issued under the Plan vest over a three-year period and are subject to SJI achieving certain market or earnings-based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 200% of the original share units granted. In 2015, SJI also granted time-based shares of restricted stock, one-third of which vests annually over a three-year period and is limited to 100% payout. Vesting of time-based grants is contingent upon SJI achieving a return on equity (ROE) of at least 7% during the initial year of the grant and meeting the service requirement. Provided that the 7% ROE requirement is met in the initial year, payment is solely contingent upon the service requirement being met in years two and three of the grant. In 2015, SJG officers and other key employees were granted 7,912 shares of time-based restricted stock.

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

The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at June 30, 2015, and the assumptions used to estimate the fair value of the awards:

Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
2013 - TSR	7,945	$22.19	21.1%	0.40%
2013 - EPS	7,945	$25.59	n/a	n/a
2014 - TSR	10,261	$21.31	20.0%	0.80%
2014 - EPS	10,261	$27.22	n/a	n/a
2015 - TSR	7,267	$26.31	16.0%	1.10%
2015 - EPS, ROE, Time	18,693	$29.47	n/a	n/a

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

As of June 30, 2015, there was $0.9 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes information regarding restricted stock award activity during the six months ended June 30, 2015, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2015	36,794	$24.10

Granted	26,378	$28.58
Canceled / Forfeited	(800)	$26.47

Nonvested Shares Outstanding, June 30, 2015	62,372	$25.97

Performance targets during the three-year vesting periods were not attained for the January 2011 grant that vested at December 31, 2013, or the January 2012 grant that vested at December 31, 2014. As a result, no shares were awarded in 2014 or 2015. SJG has a policy of making cash payments to SJI to satisfy its obligations under the Plan. Cash payments to SJI during the six months ended June 30, 2015 and 2014 were approximately $0.2 million and $0.4 million, respectively, relating to stock awards. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

3.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU).

In January 2015, SJG filed a petition with the BPU seeking to continue offering energy efficiency programs through June 2018 with a proposed total budget of $56 million and with the same rate recovery mechanism that exists for its current energy efficiency programs. This petition is currently pending.

In April 2015, SJG filed a petition requesting to increase annual revenues from base rates by $4.6 million to reflect the roll-in of investments made through June 2015 under its Storm Hardening and Reliability Program (“SHARP”), with rates to become effective on October 1, 2015. This petition is currently pending.

In May 2015, the BPU approved an $18.2 million decrease in annual revenues collected from customers through the Societal Benefits Clause ("SBC") charge and the Transportation Initiation Clause ("TIC") charge, comprised of a $6.2 million decrease in revenues from the Remediation Adjustment Clause (“RAC”) component of the SBC, an $11.5 million decrease in revenues from the Clean Energy Program (“CLEP”) component of the SBC and a $0.5 million decrease in TIC revenues, effective June 1, 2015. The decreases in the RAC and CLEP components of the SBC are primarily driven by the accumulation of prior year over-recoveries, as rate recovery exceeded program costs. The decrease in the TIC is being caused by a decrease in costs. The SBC and TIC allow SJG to recover costs associated with certain State-mandated programs.

In June 2015, SJG filed its annual Basic Gas Supply Service (“BGSS”) and Conservation Incentive Program (“CIP”) rate adjustment petition, requesting a $39.7 million decrease in annual revenues to be implemented on October 1, 2015, comprised of a $28.4 million decrease in BGSS revenues and an $11.3 million decrease in CIP revenues. The level of BGSS revenues is based on forecasted gas costs and customer usage information for the upcoming BGSS/CIP year, which runs from October to September. SJG’s request is based on decreases in forecasted gas commodity costs for the upcoming BGSS/CIP year. The decrease in CIP revenues is caused primarily by higher than normal customer usage caused by weather that was 10.4% colder than normal during the 2014-2015 winter season. This petition is currently pending.

Also in June 2015, SJG filed its annual Energy Efficiency Tracker (“EET”) rate adjustment petition, requesting a $7.6 million decrease in revenues to continue recovering the costs of, and the allowed return on, prior investments associated with energy efficiency programs ("EEPs"). SJG's original EEPs, approved by the BPU in 2009, and its EEP extension, approved by the BPU in 2013, ended in July 2013 and June 2015, respectively. The revenue requirements associated with these prior investments decrease over time as they are amortized and recovered. Also contributing to the revenue decrease is the forecasted October 2015 over-recovery of $1.7 million, which further reduces the revenue requirement for the upcoming EET year. This petition is currently pending.

The various revenue decreases noted above do not impact SJG's earnings. They represent decreases in the cash requirements of the Company corresponding to lower costs and/or the return of previously over-recovered costs associated with each respective mechanism.

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

Regulatory Assets consisted of the following items (in thousands):

	June 30, 2015	December 31, 2014
Environmental Remediation Costs:
Expended - Net	$29,145	$29,540
Liability for Future Expenditures	125,769	124,308
Deferred Asset Retirement Obligation Costs	31,799	31,584
Deferred Pension and Other Postretirement Benefit Costs	99,040	99,040
Deferred Gas Costs - Net	20,194	32,202
Societal Benefit Costs Receivable	—	385
Deferred Interest Rate Contracts (Note 11)	6,615	7,325
Energy Efficiency Tracker	852	11,247
Pipeline Supplier Service Charges	4,608	5,441
Pipeline Integrity Cost	3,851	3,431
AFUDC - Equity Related Deferrals	11,330	10,781
Other Regulatory Assets	1,979	1,876

Total Regulatory Assets	$335,182	$357,160

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through SJG's Basic Gas Supply Service (BGSS) mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The reduction in deferred gas costs from December 31, 2014 was due to gas costs recovered from customers exceeding the actual cost of the commodity incurred during the first six months of 2015 as a result of lower natural gas prices. SJG's BGSS mechanism is designed to over-collect gas costs during the winter season when usage is highest.

ENERGY EFFICIENCY TRACKER - This regulatory asset primarily represents energy efficiency measures installed in customer homes and businesses. The decrease from December 31, 2014 is due to higher recoveries in the first six months of 2015 resulting from extremely cold weather.

Regulatory Liabilities consisted of the following items (in thousands):

	June 30, 2015	December 31, 2014
Excess Plant Removal Costs	$34,701	$35,940
Conservation Incentive Program Payable	17,255	4,700
Societal Benefit Costs	12,699	—
Other Regulatory Liabilities	—	1,259

Total Regulatory Liabilities	$64,655	$41,899

EXCESS PLANT REMOVAL COSTS - Represents amounts accrued in excess of actual utility plant removal costs incurred to date. The decrease in the balance from year end is due to an amortization as a credit to depreciation expense, as required as part of our September 2014 base rate increase.

CONSERVATION INCENTIVE PROGRAM (CIP) PAYABLE – The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was greater than the established baseline during 2014 and more notably during the first six months of 2015, resulting in a payable. This is primarily the result of extremely cold weather experienced in the region.

SOCIETAL BENEFIT COSTS (SBC) - This regulatory liability primarily represents the excess recoveries over the expenses incurred under the New Jersey Clean Energy Program which is a mechanism designed to recover costs associated with energy efficiency and renewable energy programs. The change from a $0.4 million regulatory asset to a $12.7 million regulatory liability is due to current SBC rates, which are producing revenue greater than SBC expenses. In July 2014, SJG made its annual 2014-2015 SBC filing requesting a decrease in SBC revenues, in part, to avoid this liability. The petition was approved and new rates went into effect on June 1, 2015.

5.	RELATED-PARTY TRANSACTIONS:

There have been no significant changes in the nature of SJG’s related-party transactions since December 31, 2014. See Note 5 to the Financial Statements in Item 8 of SJG’s Form 10-K for the year ended December 31, 2014 for a detailed description of the related parties and their associated transactions.

A summary of related party transactions, excluding pass-through items, included in Operating Revenues were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating Revenues/Affiliates:
SJRG	$479	$225	$1,531	$383
Marina	135	303	367	636
Total Operating Revenue/Affiliates	$614	$528	$1,898	$1,019

Related-party transactions, excluding pass-through items, included in Operating Expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Costs of Sales/Affiliates (Excluding depreciation)
SJRG	$1,508	$1,442	$20,531	$6,926
Energy-Related Derivative Losses / (Gains) *
SJRG	$69	$(490)	$65	$(1,520)

* Contracts used to hedge natural gas purchases. Included in Cost of Sales on the Condensed Statements of Income.

Operations Expense/Affiliates
SJI	$3,364	$3,148	$7,281	$7,178
Millennium	693	687	1,353	1,295
Other	(108)	(112)	(217)	(216)
Total Operations Expense/Affiliates	$3,949	$3,723	$8,417	$8,257

6.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of both June 30, 2015 and December 31, 2014, the escrowed proceeds, including interest earned, totaled $0.1 million. SJG maintains a margin account with a counterparty in conjunction with SJG's risk management activities as detailed in Note 11. The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with this counterparty change. As of June 30, 2015 and December 31, 2014, the balance held with this counterparty totaled $5.9 million and 7.8 million, respectively. The carrying amounts of the Restricted Investments approximate their fair value at June 30, 2015 and December 31, 2014, which would be included in Level 1 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities.)

NOTE RECEIVABLE - In June 2015, SJG advanced $10.0 million to a not-for-profit organization formed to spur economic development in Atlantic City, New Jersey. The Note bears interest at 1% for an initial term of six months, with the borrower’s option to extend the term for two additional terms of three months each. SJG holds a first lien security interest on land in Atlantic City as collateral against this note.
LONG-TERM RECEIVABLES – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources. The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest. The carrying amounts of such loans were $14.0 million and $15.0 million as of June 30, 2015 and December 31, 2014, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the condensed balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.1 million and $1.3 million as of June 30, 2015 and December 31, 2014, respectively. The annualized amortization to interest is not material to SJG’s financial statements. The carrying amounts of these receivables approximate their fair value at June 30, 2015 and December 31, 2014, which would be included in Level 2 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities.)

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJG's financial instruments approximate their fair values at June 30, 2015 and December 31, 2014, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJG at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy. See Note 10 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJG's long-term debt, including current maturities, as of June 30, 2015 and December 31, 2014, were $579.1 million and $587.3 million, respectively. The carrying amount of SJG's long-term debt, including current maturities, as of both June 30, 2015 and December 31, 2014 was $543.0 million.

7.	LINES OF CREDIT:

Credit facilities and available liquidity as of June 30, 2015 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper Program/ Revolving Credit Facility	$200,000	$127,600	$72,400	May 2018
Uncommitted Bank Lines	10,000	—	10,000	Various

Total	$210,000	$127,600	$82,400

The SJG revolving credit facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of June 30, 2015.

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

Average borrowings outstanding under these credit facilities during the six months ended June 30, 2015 and 2014 were $112.0 million and $43.3 million, respectively.  The maximum amount outstanding under these credit facilities during the six months ended June 30, 2015 and 2014 were $139.1 million and $70.1 million, respectively.

Borrowings under these credit facilities are at market rates.  The weighted average interest rate on these borrowings, which changes daily, was 0.45% and 0.25% at June 30, 2015 and 2014, respectively.

8.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and six months ended  June 30, 2015 and 2014, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service Cost	$925	$966	$1,992	$1,932
Interest Cost	2,120	2,027	4,168	4,054
Expected Return on Plan Assets	(2,784)	(2,455)	(5,519)	(4,910)
Amortizations:
Prior Service Cost	40	33	79	66
Actuarial Loss	1,995	1,072	3,959	2,144
Net Periodic Benefit Cost	2,296	1,643	4,679	3,286
Capitalized Benefit Cost	(1,194)	(854)	(2,433)	(1,708)
Deferred Benefit Cost	(325)	—	(325)	—
Total Net Periodic Benefit Expense	$777	$789	$1,921	$1,578

	Other Postretirement Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service Cost	$190	$172	$372	$344
Interest Cost	561	510	991	1,020
Expected Return on Plan Assets	(581)	(473)	(997)	(946)
Amortizations:
Prior Service Cost	118	26	202	52
Actuarial Loss	233	167	447	334
Net Periodic Benefit Cost	521	402	1,015	804
Capitalized Benefit Cost	(271)	(209)	(528)	(418)
Deferred Benefit Cost	(79)	—	(79)	—
Total Net Periodic Benefit Expense	$171	$193	408	386

Capitalized benefit cost reflected in the table above relate to our construction program. Deferred benefit costs relate to the deferral of incremental expenses associated with the adoption of new mortality tables (RP-2014 base table with MP-2014 generational projection scale) in 2015. Deferred costs are expected to be recovered through rates as part of our next base rate case.

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

GAS SUPPLY RELATED CONTRACTS - In the normal course of conducting business, we have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest date at which any of the primary terms of these contracts expire is October 2017. The transportation and storage agreements entered into between us and each of our interstate pipeline service providers were done so in accordance with their respective FERC-approved tariff. Our cumulative obligation for gas supply-related demand charges and reservation fees paid for these services averages approximately $4.6 million per month and is recovered on a current basis through the BGSS.

PENDING LITIGATION - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.6 million and $0.5 million related to all claims in the aggregate as of June 30, 2015 and December 31, 2014, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

COLLECTIVE BARGAINING AGREEMENTS - Unionized personnel represent approximately 61% of our workforce at June 30, 2015. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (IBEW) operates under a collective bargaining agreement that runs through February 2017; and the International Association of Machinists and Aerospace Workers (IAM) operates under a collective bargaining agreement that expires in August 2017.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of June 30, 2015
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,974	$5,335	$3,639	$—
Derivatives – Energy Related Assets (B)	285	285	—	—
	$9,259	$5,620	$3,639	$—

Liabilities

Derivatives – Energy Related Liabilities (B)	$5,570	$4,655	$331	$584
Derivatives – Other (C)	6,615	—	6,615	—
	$12,185	$4,655	$6,946	$584

As of December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,894	$5,924	$2,970	$—
Derivatives - Energy Related Assets (B)	2,051	2	2,049	—
	$10,945	$5,926	$5,019	$—

Liabilities

Derivatives - Energy Related Liabilities (B)	$7,603	$7,254	$349	$—
Derivatives - Other (C)	7,325	—	7,325	—
	$14,928	$7,254	$7,674	$—

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

Significant Unobservable Inputs - Management uses the discounted cash flow model to value Level 3 physical and financial forwards, which calculates mark-to-market valuations based on forward market prices, original transaction prices, volumes, risk-free rate of return and credit spreads. Inputs to the valuation model are reviewed and revised as needed, based on historical information, updated market data, market liquidity and relationships, and changes in third party pricing sources. The validity of the mark-to-market valuations and changes in mark-to-market valuations from period to period are examined and qualified against historical expectations by the risk management function. If any discrepancies are identified during this process, the mark-to-market valuations or the market pricing information is evaluated further and adjusted, if necessary.

Level 3 valuation methods for natural gas derivative contracts include utilizing another location in close proximity adjusted for certain pipeline charges to derive a basis value. The significant unobservable inputs used in the fair value measurement of certain natural gas contracts consist of forward prices developed based on industry-standard methodologies. Significant increases (decreases) in these forward prices for purchases of natural gas would result in a directionally similar impact to the fair value measurement and for sales of natural gas would result in a directionally opposite impact to the fair value measurement.

(C)  Derivatives – Other, include interest rate swaps that are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model.  Market inputs can generally be verified and model selection does not involve significant management judgment.

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

Type	Fair Value at June 30, 2015		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$—	$584	Discounted Cash Flow	Forward price (per dt)	$1.21 - $7.51 [$4.28]

The changes in fair value measurements of Derivatives - Energy Related Assets and Liabilities for the three and six months ended June 30, 2015 and 2014, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Balance at beginning of period	$—	$—
Total unrealized losses included in Regulatory Liabilities (see note 4)	(584)	(584)

Balance at end of period	(584)	(584)

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Balance at beginning of period	$—	$—
Total unrealized losses included in Regulatory Liabilities (see note 4)	(8)	(8)

Balance at end of period	(8)	(8)

11.	DERIVATIVE INSTRUMENTS:

SJG is involved in buying, selling, transporting and storing natural gas and is subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company, through a counterparty, uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, futures contracts, swap agreements and options contracts. As of June 30, 2015, SJG had outstanding derivative contracts intended to limit the exposure to market risk on 10.1 million decatherms (MMdts) of expected future purchases of natural gas and 0.65 MMdts of expected future sales of natural gas. In addition to these derivative contracts, SJG had basis and index related purchase and sales contracts totaling 1.0 MMdts. These contracts, which do not qualify for the normal purchase and sale exemption and have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed balance sheets. The costs or benefits of these short-term contracts are recoverable through SJG’s BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed balance sheets. As of June 30, 2015 and December 31, 2014, SJG had $5.3 million and $5.6 million of unrealized losses, respectively, included in its BGSS related to open financial contracts.

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

We previously used derivative transactions known as “Treasury Locks” to hedge against the impact on our cash flows of possible interest rate increases on debt issued in September 2005.  The initial $1.4 million cost of the Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the 30-year life of the associated debt issue.  As of June 30, 2015 and December 31, 2014, the unamortized balance was approximately $0.9 million, and $1.0 million, respectively.

The fair values of all derivative instruments, as reflected in the condensed balance sheets as of June 30, 2015 and December 31, 2014, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	June 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$158	$5,217	$2,051	$6,305
Derivatives – Energy Related – Non-Current	127	353	—	1,298
Interest rate contracts:
Derivatives – Other	—	6,615	—	7,325
Total derivatives not designated as hedging instruments under GAAP	285	12,185	2,051	14,928
Total Derivatives	$285	$12,185	$2,051	$14,928

The Company enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Company presents derivatives at gross fair values on the condensed balance sheets. As of June 30, 2015, and December 31, 2014, information related to these offsetting arrangements were as follows (in thousands):

As of June 30, 2015:
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$285	$—	$285	$(285)	(A)	$—	$—
Derivatives - Energy Related Liabilities	(5,570)	—	(5,570)	285	(B)	4,370	(915)
Derivatives - Other	(6,615)	—	(6,615)	—		—	(6,615)

As of December 31, 2014:
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$2,051	$—	$2,051	$(2)	(A)	$—	$2,049
Derivatives - Energy Related Liabilities	(7,603)	—	(7,603)	2	(B)	7,253	(348)
Derivatives - Other	(7,325)	—	(7,325)	—		—	(7,325)

(A) The balances at June 30, 2015 and December 31, 2014 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at June 30, 2015 and December 31, 2014 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed statements of income for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2015	2014	2015	2014
Interest Rate Contracts:
Losses reclassified from Accumulated Other Comprehensive Loss into income (a)	$(12)	$(12)	$(24)	$(24)
(a) Included in Interest Charges

Net realized loss of $2.1 million and gain of $1.2 million associated with SJG's energy-related financial commodity contracts for the three months ended June 30, 2015 and 2014, and loss of $4.8 million and gain of $3.6 million for the six month ended June 30, 2015 and 2014, respectively, are not included in the above table.  These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy-related financial commodity contracts are deferred in Regulatory Assets or Liabilities, as applicable, and there is no impact to earnings.

12.	LONG-TERM DEBT:

The Company did not issue or retire any long-term debt during the three and six months ended June 30, 2015. We retire debt when it is cost effective as permitted by the debt agreements.

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in Accumulated Other Comprehensive Loss (AOCL) for the three and six months ended June 30, 2015 are as follows (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance at April 1, 2015 (a)	$(13,837)	$(565)	$(21)	$(14,423)
Other comprehensive loss before reclassifications	—	—	(43)	(43)
Amounts reclassified from AOCL (b)	—	7	6	13
Net current period other comprehensive income (loss)	—	7	(37)	(30)
Balance at June 30, 2015 (a)	$(13,837)	$(558)	$(58)	$(14,453)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance at January 1, 2015 (a)	$(13,837)	$(567)	$(75)	$(14,479)
Other comprehensive income before reclassifications	—	—	49	49
Amounts reclassified from AOCL (b)	—	9	(32)	(23)
Net current period other comprehensive income	—	9	17	26
Balance at June 30, 2015 (a)	$(13,837)	$(558)	$(58)	$(14,453)

(a) Determined using a combined average statutory tax rate of 40%.
(b) See table below.

The reclassifications out of AOCL during the three and six months ended June 30, 2015 are as follows (in thousands):

Components of AOCL	Amounts Reclassified from AOCL (in thousands)		Affected Line Item in the Condensed Statements of Income
	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Unrealized Loss in on Derivatives-Other - Interest Rate Contracts designated as cash flow hedges	$12	$23	Interest Charges
Unrealized Loss(Gain) on Available-for-Sale Securities	10	(54)	Other Income & Expense
	22	(31)	Loss(Income) Before Income Taxes
Income Taxes (a)	(9)	8	Income Taxes
Losses(Gains) from reclassifications for the period net of tax	$13	$(23)

(a) Determined using a combined average statutory tax rate of 40%.

14.    SUBSEQUENT EVENTS:

On July 1, 2015, the Board of Directors of SJG declared a cash dividend of $9,891,000 payable to SJI. The dividend was paid on July 2, 2015.

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

OVERVIEW:

Organization - We are an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. We also sell natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transport natural gas purchased directly from producers or suppliers to their customers. We served 369,888 customers at June 30, 2015 compared with 363,483 customers at June 30, 2014.

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

Environmental Remediation – There have been no significant changes to the status of SJG’s environmental remediation efforts since December 31, 2014. See detailed discussion concerning Environmental Remediation Costs in Note 12 to the Financial Statements in Item 8 of SJG’s Form 10-K for the year ended December 31, 2014.

Competition - See detailed discussion concerning competition in SJG’s Form 10-K for the year ended December 31, 2014.

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The number of customers purchasing their natural gas from marketers was 36,139 and 41,130 at June 30, 2015 and 2014, respectively.

RESULTS OF OPERATIONS:

The following table summarizes the composition of selected gas utility data for the three and six month periods ended June 30, (in thousands, except for degree day data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Utility Throughput – decatherms(dt):
Firm Sales -
Residential	2,535	2,830	17,289	16,018
Commercial	673	747	4,351	3,482
Industrial	37	33	265	190
Cogeneration & Electric Generation	402	245	496	555
Firm Transportation -
Residential	265	392	1,792	2,294
Commercial	967	1,081	4,372	4,532
Industrial	3,069	3,159	6,017	6,669
Cogeneration & Electric Generation	1,710	1,229	3,078	3,189

Total Firm Throughput	9,658	9,716	37,660	36,929

Interruptible Sales	17	—	20	—
Interruptible Transportation	319	338	652	706
Off-System Sales	2,157	1,088	6,621	3,518
Capacity Release	13,945	14,477	28,990	30,659

Total Throughput - Utility	26,096	25,619	73,943	71,812

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Utility Operating Revenues:
Firm Sales -
Residential	$42,376	$35,099	$212,585	$160,287
Commercial	9,701	9,119	47,110	37,450
Industrial	435	586	3,122	2,667
Cogeneration & Electric Generation	1,483	1,581	2,288	3,661
Firm Transportation -
Residential	2,350	2,697	10,827	12,855
Commercial	4,716	4,509	18,477	17,963
Industrial	5,269	6,184	11,600	12,974
Cogeneration & Electric Generation	1,088	1,248	2,996	3,574

Total Firm Revenues	67,418	61,023	309,005	251,431

Interruptible Sales	242	—	298	2
Interruptible Transportation	354	411	764	859
Off-System Sales	6,108	5,415	30,096	23,966
Capacity Release	1,350	1,952	2,658	2,848
Other	340	358	649	598

Total Utility Operating Revenues	75,812	69,159	343,470	279,704

Less:
Cost of Sales (Excluding depreciation)	25,419	24,879	171,521	128,172
Conservation Recoveries*	4,861	4,951	17,124	15,718
RAC Recoveries*	2,280	2,022	4,561	4,043
EET Recoveries*	998	992	2,047	2,051
Revenue Taxes	208	175	787	611
Utility Margin**	$42,046	$36,140	$147,430	$129,109

Margin:
Residential	$23,419	$22,477	$114,103	$96,071
Commercial and Industrial	12,268	11,430	44,982	37,457
Cogeneration and Electric Generation	1,187	1,100	2,380	2,447
Interruptible	29	16	84	34
Off-System Sales & Capacity Release	507	467	2,078	1,120
Other Revenues	947	872	1,255	1,111
Margin Before Weather Normalization & Decoupling	38,357	36,362	164,882	138,240
CIP Mechanism	3,185	(409)	(18,396)	(9,419)
EET Mechanism	504	187	944	288
Utility Margin**	$42,046	$36,140	$147,430	$129,109

Degree Days:	415	476	3,340	3,262

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.
**Utility Margin is further defined under the caption "Margin (pre-tax)" below.

Throughput – Total gas throughput increased 0.5 MMdts and 2.1 MMdts during the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. Firm throughput increased 0.7 MMdts, or 2.0%, during the first six months of 2015 as a result of weather that was 2.4% colder than the same period in the prior year. Also contributing to higher throughput was the addition of 6,405 customers over the last 12 months, representing 1.8% customer growth. Firm throughput was relatively flat during the second quarter of 2015 verses the same period in 2014, which is typical during the spring and summer months in the absence of heating demand. Off-System Sales (OSS) throughput increased 1.1 MMdts and 3.1 MMdts during the three and six months ended June 30, 2015, respectively. The increase in OSS was primarily related to opportunities created on the interstate pipeline as a result of extremely cold weather in the northeast region of the country during the first quarter of 2015. The increases in throughput noted above were offset by lower capacity release activity during the three and six months ended June 30, 2015, compared to the same period in the prior year, as higher demand for bundled OSS partially displaced the demand for only pipeline capacity.

Operating Revenues – Revenues increased $6.7 million and $63.8 million during the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014, due to higher firm sales and OSS. Total firm revenue increased $6.4 million and $57.6 million in the three and six months ended June 30, 2015, respectively, as a result of the settlement of a base rate case and a 22.1% increase in SJG's rate for natural gas recoveries, both effective October 1, 2014. These two events increased revenue by approximately $4.9 million and $3.7 million, respectively, during the three months ended June 30, 2015, versus the same period in 2014; and by approximately $15.8 million and $34.9 million, respectively, during the six months ended June 30, 2015, versus the same period in 2014. While changes in the gas costs and Basic Gas Supply Service ("BGSS") recoveries fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, fluctuations in Operating Revenue and Cost of Sales, such as those caused by the recovery of an incremental $34.9 million in gas costs during 2015, have no impact on SJG's profitability, as further discussed below under the caption "Margin (pre-tax)". Also contributing to higher revenue were 2.4% colder weather and 6,405 additional customers compared with the same period in 2014, as previously discussed under "Throughput." While colder weather increased firm sales revenue significantly, the revenue increase has little impact on Company profitability under the operation of the Conservation Incentive Program, as discussed below under the captions "Conservation Incentive Program (CIP)" and "Margin (pre-tax)."

Higher OSS unit sales volume, partially offset by lower unit prices, resulted in a $0.7 million and $6.1 million increase in OSS revenues during the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. Extremely cold weather in the northeast region of the country led to greater demand during the first quarter of 2015, creating opportunity for the Company to increase revenue from such sales. However, the impact of changes in OSS activity does not have a material impact on the earnings of SJG, as the Company is required to return 85% of the profits of such activity to our ratepayers. Earnings from OSS can be seen in the "Margin" table above.

Conservation Incentive Program (CIP) - The effects of the CIP on our net income and the associated weather comparisons are as follows ($’s in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income Impact:
CIP – Weather Related	$1.7	$0.4	$(7.3)	$(5.7)
CIP – Usage Related	0.2	(0.7)	(3.6)	0.1
Total Net Income Impact	$1.9	$(0.3)	$(10.9)	$(5.6)

Weather Compared to 20-Year Average	20.7% Warmer	0.1% Warmer	14.7% Colder	13.4% Colder
Weather Compared to Prior Year	12.7% Warmer	3.9% Warmer	2.4% Colder	10.5% Colder

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

Total margin increased $5.9 million and $18.3 million, or 16.3% and 14.2%, for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. The increases are primarily due to increases in rates as a result of the settlement of SJG's base rate case effective October 1, 2014 which increased margin by approximately $4.9 million and $15.8 million for the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014. In addition, SJG added 6,405 customers over the 12-month period ended June 30, 2015, contributing approximately $0.6 million and $1.8 million in additional margin during the three and six months ended June 30, 2015, respectively, compared with the same periods of 2014.
The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the margin and CIP tables above, the CIP mechanism protected $3.2 million, or $1.9 million after taxes, for the three month period ended June 30, 2015, that would have been lost due to lower customer usage primarily as a result of warmer weather during the period. The impact of the CIP mechanism on net income for the three month period ended June 30, 2014 was not significant.

The CIP mechanism reduced margin by $18.4 million, or $10.9 million after taxes, and $9.4 million, or $5.6 million after taxes, during the six month periods ended June 30, 2015 and 2014, respectively, primarily due to weather that was colder than average.

Operating Expenses - A summary of changes in operating expenses (in thousands):

	Three Months Ended June 30, 2015 vs. 2014	Six Months Ended June 30, 2015 vs. 2014
Operations	$1,839	$4,885
Maintenance	$747	$1,486
Depreciation	$547	$1,082
Energy and Other Taxes	$24	$259

Operations - Operations expense increased $1.8 million and $4.9 million for the three and six month periods ended June 30, 2015, respectively, as compared with the same periods in 2014. The increase is due to the spending under the New Jersey Clean Energy Program and Energy Efficiency Programs (the "Programs") which increased $1.4 million year-to-date. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting increase in revenues during the period. Spending under the Programs remained relatively unchanged from the second quarter of 2014 to the second quarter of 2015. In addition, SJG increased its reserve for uncollectible accounts, resulting in $0.8 million and $2.3 million of additional expense in the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. Changes in the uncollectible reserve are the result of fluctuations in levels of customer accounts receivables balances. Accounts receivable was higher as of June 30, 2015 due to higher customer billing rates, as approved by the BPU effective October 1, 2014, in addition to 1.8% customer growth over the 12-month period ended June 30, 2015.

Maintenance -   Maintenance expense increased $0.7 million and $1.5 million during the three and six months ended June 30, 2015, respectively, compared with the same periods in 2014, primarily due to the BPU-approved amortization and recovery of previously deferred maintenance costs, primarily those associated with a federally mandated pipeline integrity management program. Such amortizations, which are being recovered through an offsetting amount in revenues beginning in October 2014, total $0.3 million per quarter in 2015. Also contributing to the increase are higher levels of Remediation Adjustment Clause (RAC) amortization. This increase of approximately $0.3 million in RAC-related expenses in each of the first two quarters of 2015 does not affect earnings, as we recognize an offsetting amount in revenues.

Depreciation - Depreciation expense increased $0.5 million and $1.1 million during the three and six month periods ended June 30, 2015, respectively, compared with the same periods in 2014, due mainly to our continuing investment in property, plant and equipment.

Energy and Other Taxes - Changes in Energy and Other Taxes during the three and six month periods ended June 30, 2015, compared with the same periods in 2014 were not significant.

Other Income and Expense - Changes in other income and expense during the three and six month periods ended June 30, 2015, compared with the same periods in 2014 were not significant.

Interest Charges –  Interest Charges increased $0.8 million and $1.7 million during the three and six month periods ended June 30, 2015, respectively, compared with the same periods in 2014, primarily due to lower capitalization of interest costs on construction during 2015. This was a result of the roll-in of capital investments under the Company's Accelerated Infrastructure Replacement Program (AIRP) into base rates effective October 1, 2014; a lower allowance for debt funds used during construction as a result of placing two major technology systems in service during the fourth quarter of 2014; and weather-related construction delays during the first quarter of 2015. AIRP investments are approved by the BPU to accrue interest on construction until such time they were rolled into base rates.

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities.  Net cash provided by operating activities totaled $89.0 million and $33.6 million in the first six months of 2015 and 2014, respectively.  Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries.  Net cash provided by operations improved due to higher collections of gas costs under the BGSS that were deferred in 2014 as a result of the extremely cold weather experienced during the 2014 winter. This benefit was offset by a $12.0 million pension contribution made by SJG as a result of a decline in the discount rate and new mortality tables released at the end of 2014, both of which negatively impacted the funding status of the pension plans. No such contribution was made in 2014.  The Company strives to keep its pension plans fully funded.  When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, the Company increases its contributions to supplant that funding shortfall.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital expenditures, primarily to invest in new and replacement facilities and equipment. Cash used for capital expenditures was $95.9 million and $88.7 million during the first six months of 2015 and 2014, respectively. We estimate the net cash outflows for capital expenditures for fiscal years 2015, 2016 and 2017 to be approximately $231.4 million, $239.9 million and $234.2 million, respectively.  For capital expenditures, including those under the AIRP, SJG expects to use short-term borrowings to finance capital expenditures as incurred.  From time to time, the Company may refinance the short-term debt incurred to support capital expenditures with long-term debt. In June 2015, SJG advanced $10.0 million to a not-for-profit organization formed to spur economic development in Atlantic City, New Jersey. The Note bears interest at 1% for an initial term of six months, with the borrower’s option to extend the term for two additional terms of three months each. SJG holds a first lien security interest on land in Atlantic City as collateral against this note.

Cash Flows from Financing Activities - SJG uses short-term borrowings under lines of credit from commercial banks, or under its commercial paper program discussed below, to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, the Company refinances short-term debt incurred to finance capital expenditures with long-term debt. Debt is incurred primarily to expand and upgrade our gas transmission and distribution system and to support seasonal working capital needs related to inventories and customer receivables. SJG did not issue or retire any long-term debt during the first six months of 2015.

Credit facilities and available liquidity as of June 30, 2015 were as follows (in thousands):

	Total Facility	Usage	Available Liquidity	Expiration Date
Commercial Paper/Revolving Credit Facilities	$200,000	$127,600	$72,400	May 2018
Uncommitted Bank Lines	10,000	—	10,000	Various

Total	$210,000	$127,600	$82,400

The SJG facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1, measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of June 30, 2015.

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

Average borrowings outstanding under the commercial paper program/revolving credit facility during the six months ended June 30, 2015 and 2014 were $112.0 million and $43.3 million, respectively.  The maximum amount outstanding under these credit facilities during the six months ended June 30, 2015 and 2014 were $139.1 million and $70.1 million, respectively.

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

In April and June 2014, SJG received equity infusions totaling $25.0 million from SJI.

SJG’s capital structure was as follows:

	As of June 30, 2015	As of December 31, 2014
Common Equity	52%	51%
Long-Term Debt	39%	41%
Short-Term Debt	9%	8%

Total	100%	100%

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for capital expenditures for the first six months of 2015 and 2014 amounted to $95.9 million and $88.7 million, respectively. Management estimates net cash outflows for construction projects for 2015, 2016 and 2017, to be approximately $231.4 million, $239.9 million and $234.2 million, respectively.  Costs for remediation projects, net of insurance reimbursements, for the first six months of 2015 and 2014 amounted to net cash outflows of $4.4 million and $2.9 million, respectively.  Total cash outflows for remediation projects are expected to be $22.8 million, $33.1 million and $26.1 million for 2015, 2016 and 2017, respectively.  As discussed in Notes 4 and 12 to the Financial Statements in Item 8 of SJG’s 10-K for the year ended December 31, 2014, environmental remediation costs are subject to recovery from ratepayers.

SJG provided a $25.2 million letter of credit under a separate facility, outside of the revolving credit facility, to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG's natural gas distribution system.

SJG has certain commitments for interstate pipeline capacity, storage services, Liquefied Natural Gas (LNG) and LNG transportation services, which carry demand type charges for which it pays fees regardless of usage. Those commitments as of June 30, 2015, average $75.7 million annually and total $346.6 million over the contracts’ lives.  Approximately 39% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all prudently incurred fees through rates via the BGSS.

Contractual Cash Obligations – Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2014.  SJG's contractual cash obligations increased $153.5 million from December 31, 2014 primarily due to the addition of a 15-year gas supply contract scheduled to begin in September 2015.

Off-Balance Sheet Arrangements - We have no off-balance sheet arrangements.

Pending Litigation - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.6 million and $0.5 million, respectively, related to all claims in the aggregate, as of June 30, 2015 and December 31, 2014. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

We transact commodities on a physical and financial basis. As part of our gas purchasing strategy, we use financial contracts through a counterparty to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. The majority of our contracts are typically less than 12-months long.

The fair value and maturity of these energy trading and hedging contracts determined using mark-to-market accounting as of June 30, 2015 are as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$158	$127	$285
Prices Provided by Other External Sources (Basis)	—	—	—
Total	$158	$127	$285

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$4,302	$353	$4,655
Prices Provided by Other External Sources (Basis)	331	$—	331
Prices based on internal models or other valuable methods	584	—	584

Total	$5,217	$353	$5,570

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Contracted volumes of our NYMEX contracts are 9.5 MMdt with a weighted-average settlement price of $3.41 per dt. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our Basis contracts are 1.0 MMdt with a weighted-average settlement price of $1.01 per dt.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2015	$(5,552)
Contracts Settled During the Three Months ended June 30, 2015, Net	2,478
Other Changes in Fair Value from Continuing and New Contracts, Net	(2,211)
Net Derivatives — Energy Related Liability, June 30, 2015	$(5,285)

Interest Rate Risk - Our exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt outstanding at June 30, 2015, was $186.6 million and averaged $171.0 million during the first six months of 2015. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $1.0 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2014 - 32 b.p. increase; 2013 - 14 b.p. decrease; 2012 - 1 b.p. decrease; 2011 - 14 b.p. decrease; and 2010 - 5 b.p. increase.  As of June 30, 2015, our average interest rate on variable-rate debt was 0.64%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of June 30, 2015, the interest costs on all but $59.0 million of long-term debt was either at a fixed-rate or hedged via an interest rate derivative.  Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of June 30, 2015, SJG’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its president (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2015. Based on that evaluation, SJG’s president and chief financial officer concluded that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 32.

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

101
The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three months ended June 30, 2015, filed with the Securities and Exchange Commission on August 7, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Balance Sheets and (v) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
(Registrant)

Dated:	August 7, 2015	By:	/s/ Stephen H. Clark
Stephen H. Clark
Chief Financial Officer
(Principal Financial Officer)