Form 10-Q
period 2015-09-30
SOUTH JERSEY GAS Co
filed 2015-11-05
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

As of November 2, 2015 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	September 30,
	2015	2014
Operating Revenues	$58,634	$60,952

Operating Expenses:
Cost of Sales (Excluding depreciation)	22,934	23,400
Operations	22,786	20,769
Maintenance	4,188	3,275
Depreciation	10,421	9,342
Energy and Other Taxes	806	798

Total Operating Expenses	61,135	57,584

Operating (Loss) Income	(2,501)	3,368

Other Income and Expense	1,010	2,186

Interest Charges	(4,809)	(4,046)

Income (Loss) Before Income Taxes	(6,300)	1,508

Income Taxes	2,871	(534)

Net (Loss) Income	$(3,429)	$974

The accompanying notes are an integral part of the unaudited condensed financial statements.

	Nine Months Ended
	September 30,
	2015	2014
Operating Revenues	$402,104	$340,656

Operating Expenses:
Cost of Sales (Excluding depreciation)	194,455	151,572
Operations	80,083	73,181
Maintenance	12,114	9,715
Depreciation	29,723	27,562
Energy and Other Taxes	3,080	2,813

Total Operating Expenses	319,455	264,843

Operating Income	82,649	75,813

Other Income and Expense	3,440	4,749

Interest Charges	(15,112)	(12,680)

Income Before Income Taxes	70,977	67,882

Income Taxes	(26,593)	(25,440)

Net Income	$44,384	$42,442

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	September 30,
	2015	2014
Net (Loss) Income	$(3,429)	$974

Other Comprehensive (Loss) Gain - Net of Tax: *

Unrealized Loss on Available-for-Sale Securities	(98)	(613)
Unrealized Gain on Derivatives - Other	6	6

Other Comprehensive Loss - Net of Tax *	(92)	(607)

Comprehensive (Loss) Income	$(3,521)	$367

	Nine Months Ended
	September 30,
	2015	2014
Net Income	$44,384	$42,442

Other Comprehensive Loss - Net of Tax: *

Unrealized Loss on Available-for-Sale Securities	(81)	(397)
Unrealized Gain on Derivatives - Other	15	21

Other Comprehensive Loss - Net of Tax *	(66)	(376)

Comprehensive Income	$44,318	$42,066

* Determined using a combined average statutory tax rate of 40% and 41% in 2015 and 2014, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended
	September 30,
	2015	2014
Net Cash Provided by Operating Activities	$124,750	$55,242

Cash Flows from Investing Activities:
Capital Expenditures	(147,276)	(139,393)
Note Receivable	(9,919)	—
Net Sale (Purchase) of Restricted Investments in Margin Accounts	1,603	(1,391)
Net Sale of Restricted Investments from Escrowed Loan Proceeds	101	—
Investment in Long-Term Receivables	(13,784)	(4,881)
Proceeds from Long-Term Receivables	6,556	5,075

Net Cash Used in Investing Activities	(162,719)	(140,590)

Cash Flows from Financing Activities:
Net Repayments of Short-Term Credit Facilities	(12,100)	(6,200)
Proceeds from Issuance of Long-Term Debt	80,000	89,000
Principal Repayments of Long-Term Debt	(10,100)	(21,000)
Payments for Issuance of Long-Term Debt	(8)	(627)
Dividends on Common Stock	(19,782)	—
Additional Investment by Shareholder	—	25,000

Net Cash Provided by Financing Activities	38,010	86,173

Net Increase in Cash and Cash Equivalents	41	825
Cash and Cash Equivalents at Beginning of Period	1,778	2,020

Cash and Cash Equivalents at End of Period	$1,819	$2,845

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2015	December 31, 2014
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,151,526	$2,002,966
Accumulated Depreciation	(431,327)	(413,597)

Property, Plant and Equipment - Net	1,720,199	1,589,369

Investments:
Available-for-Sale Securities	8,528	8,894
Restricted Investments	6,257	7,961

Total Investments	14,785	16,855

Current Assets:
Cash and Cash Equivalents	1,819	1,778
Note Receivable	9,919	—
Accounts Receivable	81,965	60,535
Accounts Receivable - Related Parties	958	1,157
Unbilled Revenues	10,473	49,910
Provision for Uncollectibles	(9,761)	(6,601)
Natural Gas in Storage, average cost	16,557	25,325
Materials and Supplies, average cost	955	1,104
Deferred Income Taxes - Net	40,006	44,064
Prepaid Taxes	16,656	13,601
Derivatives - Energy Related Assets	1,273	2,051
Other Prepayments and Current Assets	11,494	3,688

Total Current Assets	182,314	196,612

Regulatory and Other Noncurrent Assets:
Regulatory Assets	339,192	357,160
Unamortized Debt Issuance Costs	6,810	7,382
Long-Term Receivables	22,330	15,223
Other	2,673	3,071

Total Regulatory and Other Noncurrent Assets	371,005	382,836

Total Assets	$2,288,303	$2,185,672

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	September 30, 2015	December 31, 2014
Capitalization and Liabilities
Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	250,899	250,899
Accumulated Other Comprehensive Loss	(14,545)	(14,479)
Retained Earnings	462,902	438,300

Total Common Equity	705,104	680,568

Long-Term Debt	584,991	507,091

Total Capitalization	1,290,095	1,187,659

Current Liabilities:
Notes Payable	89,300	101,400
Current Portion of Long-Term Debt	27,909	35,909
Accounts Payable - Commodity	11,789	22,359
Accounts Payable - Other	41,088	32,711
Accounts Payable - Related Parties	6,338	11,249
Derivatives - Energy Related Liabilities	6,072	6,305
Customer Deposits and Credit Balances	20,023	17,626
Environmental Remediation Costs	44,042	28,480
Taxes Accrued	1,693	1,177
Pension Benefits	1,515	1,515
Interest Accrued	4,851	6,099
Other Current Liabilities	3,779	6,580

Total Current Liabilities	258,399	271,410

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	62,461	41,899
Deferred Income Taxes - Net	451,451	435,022
Environmental Remediation Costs	81,424	95,828
Asset Retirement Obligations	42,516	41,976
Pension and Other Postretirement Benefits	86,552	95,241
Investment Tax Credits	37	149
Derivatives - Energy Related Liabilities	397	1,298
Derivatives - Other	7,918	7,325
Other	7,053	7,865

Total Regulatory and Other Noncurrent Liabilities	739,809	726,603

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,288,303	$2,185,672

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

REVENUE AND THROUGHPUT - BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. The PUA is included in both revenues and energy and other taxes, and totaled $0.2 million for each of the three month-periods ended September 30, 2015 and 2014, and $1.0 million and $0.8 million for the nine months ended September 30, 2015 and 2014, respectively.

NEW ACCOUNTING PRONOUNCEMENTS — Other than as described below, no new accounting pronouncement issued or effective during 2015 or 2014 had, or is expected to have, a material impact on the condensed financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and in most industry-specific topics. The new guidance identifies how and when entities should recognize revenue. The new rules establish a core principle requiring the recognition of revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. The new guidance is effective for fiscal years, and interim periods within those annual periods, beginning after December 15, 2017. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which changes the analysis to be performed in determining whether certain types of legal entities should be consolidated. Specifically, the standard amends the evaluation of whether (a) fees paid to a decision maker or service providers represent a variable interest, (b) a limited partnership or similar entity has the characteristics of a Variable Interest Entity ("VIE") and (c) a reporting entity is the primary beneficiary of a VIE. The standard is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, with early adoption permitted. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

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

In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU states that, given the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements within ASU 2015-03 (defined above), the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of credit arrangement. The adoption of this standard did not have an impact on the companies financial statement results.

2.	STOCK-BASED COMPENSATION PLANS:

Officers and other key employees of SJG participate in the stock-based compensation plans (collectively, the Plan) of SJI. Restricted performance-based shares issued under the Plan vest over a three-year period and are subject to SJI achieving certain market or earnings-based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original share units granted. In 2015, SJI also granted time-based shares of restricted stock, one-third of which vests annually over a three-year period and is limited to 100% payout. Vesting of time-based grants is contingent upon SJI achieving a return on equity (ROE) of at least 7% during the initial year of the grant and meeting the service requirement. Provided that the 7% ROE requirement is met in the initial year, payment is solely contingent upon the service requirement being met in years two and three of the grant. In 2015, SJG officers and other key employees were granted 7,878 shares of time-based restricted stock.

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

The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at September 30, 2015, and the assumptions used to estimate the fair value of the awards:

Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
2013 - TSR	7,974	$22.19	21.1%	0.40%
2013 - EPS	7,974	$25.59	n/a	n/a
2014 - TSR	10,287	$21.31	20.0%	0.80%
2014 - EPS	10,287	$27.22	n/a	n/a
2015 - TSR	7,250	$26.31	16.0%	1.10%
2015 - EPS, ROE, Time	18,651	$29.47	n/a	n/a

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

As of September 30, 2015, there was $0.8 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes information regarding restricted stock award activity during the nine months ended September 30, 2015, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2015	36,794	$24.10

Granted	26,266	$28.58
Canceled / Forfeited	(637)	26.71

Nonvested Shares Outstanding, September 30, 2015	62,423	$25.96

Performance targets during the three-year vesting periods were not attained for the January 2011 grant that vested at December 31, 2013, or the January 2012 grant that vested at December 31, 2014. As a result, no shares were awarded in 2014 or 2015. SJG has a policy of making cash payments to SJI to satisfy its obligations under the Plan. Cash payments to SJI during the nine months ended September 30, 2015 and 2014 were approximately $0.2 million and $0.4 million, respectively, relating to stock awards. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

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

In August 2015, the BPU approved a two year extension of the Company’s EEPs through August 31, 2017, with a program budget of $36.3 million. SJG will recover the costs of these programs, and earn an allowed return on its investments, through the EET rate recovery mechanism that has been utilized for its EEPs since 2009. The BPU’s approval also permitted SJG to adjust its EET rate effective September 1, 2015 to increase annual revenues by $2.6 million to recover the projected costs of, and the allowed return on, the first year of its investments in the EEPs.

In September 2015, the BPU approved SJG’s request, related to its Storm Hardening and Reliability Program (“SHARP”), to increase annual revenues from base rates by $4.0 million to reflect approximately $36.6 million of investments made for storm hardening efforts for the period July 2014 through June 2015. This base rate adjustment became effective on October 1, 2015.

Also in September 2015, the BPU approved the Company’s annual Basic Gas Supply Service (“BGSS”) and Conservation Incentive Program (“CIP”) rate adjustment petition, which requested a $39.7 million decrease in annual revenues to be implemented on October 1, 2015, comprised of a $28.4 million decrease in BGSS revenues and an $11.3 million decrease in CIP revenues. The level of BGSS revenues is based on forecasted gas costs and customer usage information for the upcoming BGSS/CIP year, which runs from October to September. SJG’s request is based on decreases in forecasted gas commodity costs for the upcoming BGSS/CIP year. The decrease in CIP revenues is caused primarily by higher than normal customer usage caused by weather that was 10.4% colder than normal during the 2014-2015 winter season.

Additionally, in September 2015, the BPU approved the statewide Universal Service Fund (“USF”) budget of $46.4 million for all the State’s gas utilities. SJG’s portion of the total budget is approximately $5.2 million. Effective October 1, 2015, the BPU approved a $3.4 million decrease to SJG’s USF recoveries.

The BGSS, CIP and USF revenue decreases noted above do not impact SJG's earnings. They represent decreases in the cash requirements of the Company corresponding to lower costs and/or the return of previously over-recovered costs associated with each respective mechanism.

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

Regulatory Assets consisted of the following items (in thousands):

	September 30, 2015	December 31, 2014
Environmental Remediation Costs:
Expended - Net	$32,797	$29,540
Liability for Future Expenditures	125,466	124,308
Deferred Asset Retirement Obligation Costs	31,976	31,584
Deferred Pension and Other Postretirement Benefit Costs	99,040	99,040
Deferred Gas Costs - Net	19,187	32,202
Societal Benefit Costs Receivable	—	385
Deferred Interest Rate Contracts (Note 11)	7,918	7,325
Energy Efficiency Tracker	545	11,247
Pipeline Supplier Service Charges	4,192	5,441
Pipeline Integrity Cost	4,544	3,431
AFUDC - Equity Related Deferrals	11,188	10,781
Other Regulatory Assets	2,339	1,876

Total Regulatory Assets	$339,192	$357,160

DEFERRED GAS COSTS - NET - Over/under collections of gas costs are monitored through SJG's Basic Gas Supply Service (BGSS) mechanism. Net undercollected gas costs are classified as a regulatory asset and net overcollected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The reduction in deferred gas costs from December 31, 2014 was due to gas costs recovered from customers exceeding the actual cost of the commodity incurred during 2015 as a result of lower natural gas prices and an increase in the BGSS rate effective October 2014. SJG's BGSS mechanism is designed to overcollect gas costs during the winter season when usage is highest.

ENERGY EFFICIENCY TRACKER - This regulatory asset primarily represents energy efficiency measures installed in customer homes and businesses. The decrease from December 31, 2014 is due to higher recoveries in the first nine months of 2015 resulting from extremely cold weather during the first half of the year.

Regulatory Liabilities consisted of the following items (in thousands):

	September 30, 2015	December 31, 2014
Excess Plant Removal Costs	$34,040	$35,940
Conservation Incentive Program Payable	18,616	4,700
Societal Benefit Costs	9,805	—
Other Regulatory Liabilities	—	1,259

Total Regulatory Liabilities	$62,461	$41,899

EXCESS PLANT REMOVAL COSTS - Represents amounts accrued in excess of actual utility plant removal costs incurred to date. The decrease in the balance from year end is due to an amortization as a credit to depreciation expense, as required as part of our September 2014 base rate increase.

CONSERVATION INCENTIVE PROGRAM (CIP) PAYABLE – The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was greater than the established baseline during 2014 and more notably during the first nine months of 2015, resulting in a payable. This is primarily the result of extremely cold weather experienced in the region during the first half of the year.

SOCIETAL BENEFIT COSTS (SBC) - This regulatory liability primarily represents the excess recoveries over the expenses incurred under the New Jersey Clean Energy Program which is a mechanism designed to recover costs associated with energy efficiency and renewable energy programs. The change from a $0.4 million regulatory asset to a $9.8 million regulatory liability is due to current SBC rates, which are producing recoveries greater than SBC costs. In July 2014, SJG made its annual 2014-2015 SBC filing requesting a decrease in SBC revenues, in part, to avoid this liability. The petition was approved and new rates went into effect on June 1, 2015.

5.	RELATED-PARTY TRANSACTIONS:

There have been no significant changes in the nature of SJG’s related-party transactions since December 31, 2014. See Note 5 to the Financial Statements in Item 8 of SJG’s Form 10-K for the year ended December 31, 2014 for a detailed description of the related parties and their associated transactions.

A summary of related party transactions, excluding pass-through items, included in Operating Revenues were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating Revenues/Affiliates:
SJRG	$1,100	$169	$2,631	$552
Marina	116	278	483	914
Total Operating Revenue/Affiliates	$1,216	$447	$3,114	$1,466

Related-party transactions, excluding pass-through items, included in Operating Expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Costs of Sales/Affiliates (Excluding depreciation)
SJRG	$574	$1,686	$21,105	$8,612
Energy-Related Derivative Losses / (Gains) *
SJRG	$—	$(92)	$65	$(1,612)

* Contracts used to hedge natural gas purchases. Included in Cost of Sales on the Condensed Statements of Income.

Operations Expense/Affiliates:
SJI	$3,248	$2,901	$10,529	$10,079
Millennium	695	687	2,048	1,982
Other	(95)	(111)	(312)	(327)
Total Operations Expense/Affiliates	$3,848	$3,477	$12,265	$11,734

6.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of September 30, 2015 and December 31, 2014, the escrowed proceeds, including interest earned, totaled $32,200 and $132,300, respectively. SJG maintains a margin account with a counterparty in conjunction with SJG's risk management activities as detailed in Note 11. The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with this counterparty change. As of September 30, 2015 and December 31, 2014, the balance held with this counterparty totaled $6.2 million and $7.8 million, respectively. The carrying amounts of the Restricted Investments approximate their fair value at September 30, 2015 and December 31, 2014, which would be included in Level 1 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities.)

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
LONG-TERM RECEIVABLES – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources. The terms of these loans call for customers to make monthly payments over a period of up to five years with no interest. The carrying amounts of such loans were $13.3 million and $15.0 million as of September 30, 2015 and December 31, 2014, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the condensed balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.3 million as of both September 30, 2015 and December 31, 2014. The annualized amortization to interest is not material to SJG’s financial statements. The carrying amounts of these receivables approximate their fair value at September 30, 2015 and December 31, 2014, which would be included in Level 2 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities.)

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJG's financial instruments approximate their fair values at September 30, 2015 and December 31, 2014, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJG at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy. See Note 10 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJG's long-term debt, including current maturities, as of September 30, 2015 and December 31, 2014, were $662.7 million and $587.3 million, respectively. The carrying amount of SJG's long-term debt, including current maturities, as of September 30, 2015 and December 31, 2014, was $612.9 million and $543.0 million, respectively .

7.	LINES OF CREDIT:

Credit facilities and available liquidity as of September 30, 2015 were as follows (in thousands):

	Total Facility	Usage		Available Liquidity	Expiration Date
Commercial Paper Program/ Revolving Credit Facility	$200,000	$89,900	(A)	$110,100	May 2018
Uncommitted Bank Lines	10,000	—		10,000	Various

Total	$210,000	$89,900	(A)	$120,100

(A) Includes letters of credit outstanding in the amount of $0.6 million.

The SJG revolving credit facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of September 30, 2015.

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

Average borrowings outstanding under these credit facilities during the nine months ended September 30, 2015 and 2014 were $117.9 million and $40.9 million, respectively. The maximum amount outstanding under these credit facilities during the nine months ended September 30, 2015 and 2014 were $162.3 million and $70.1 million, respectively.

Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 0.40% and 0.26% at September 30, 2015 and 2014, respectively.

8.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and nine months ended  September 30, 2015 and 2014, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service Cost	$996	$536	$2,988	$2,468
Interest Cost	2,083	1,819	6,251	5,873
Expected Return on Plan Assets	(2,759)	(2,233)	(8,278)	(7,143)
Amortizations:
Prior Service Cost	40	30	119	96
Actuarial Loss	1,979	957	5,938	3,101
Net Periodic Benefit Cost	2,339	1,109	7,018	4,395
Capitalized Benefit Cost	(1,216)	(577)	(3,649)	(2,285)
Deferred Benefit Cost	(341)	—	(666)	—
Total Net Periodic Benefit Expense	$782	$532	$2,703	$2,110

	Other Postretirement Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service Cost	$186	$28	$558	$372
Interest Cost	495	171	1,486	1,191
Expected Return on Plan Assets	(499)	(202)	(1,496)	(1,148)
Amortizations:
Prior Service Cost	102	11	304	63
Actuarial Loss	224	73	671	407
Net Periodic Benefit Cost	508	81	1,523	885
Capitalized Benefit Cost	(264)	(42)	(792)	(460)
Deferred Benefit Cost	(89)	—	(168)	—
Total Net Periodic Benefit Expense	$155	$39	563	425

Capitalized benefit cost reflected in the table above relate to our construction program. Deferred benefit costs relate to the deferral of incremental expenses associated with the adoption of new mortality tables (RP-2014 base table with MP-2014 generational projection scale) in 2015. Deferred benefit costs are expected to be recovered through rates as part of our next base rate case.

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

STANDBY LETTER OF CREDIT - SJG provided a $0.6 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in our service territory. SJG also provided a $25.2 million letter of credit under a separate facility outside of its revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system.

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

GAS SUPPLY RELATED CONTRACTS - In the normal course of conducting business, we have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest date at which any of the primary terms of these contracts expire is October 2017. The transportation and storage agreements entered into between us and each of our interstate pipeline service providers were done so in accordance with their respective FERC-approved tariff. Our cumulative obligation for gas supply-related demand charges and reservation fees paid for these services averages approximately $6.3 million per month and is recovered on a current basis through the BGSS.

PENDING LITIGATION - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.9 million and $0.5 million related to all claims in the aggregate as of September 30, 2015 and December 31, 2014, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

COLLECTIVE BARGAINING AGREEMENTS - Unionized personnel represent approximately 61% of our workforce at September 30, 2015. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (IBEW) operates under a collective bargaining agreement that runs through February 2017; and the International Association of Machinists and Aerospace Workers (IAM) operates under a collective bargaining agreement that expires in August 2017.

10.	FAIR VALUE OF FINANCIAL ASSETS AND FINANCIAL LIABILITIES:

GAAP establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques.  The levels of the hierarchy are described below:

•	Level 1: Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,528	$3,407	$5,121	$—
Derivatives – Energy Related Assets (B)	1,273	228	1	1,044
	$9,801	$3,635	$5,122	$1,044

Liabilities

Derivatives – Energy Related Liabilities (B)	$6,469	$5,691	$185	$593
Derivatives – Other (C)	7,918	—	7,918	—
	$14,387	$5,691	$8,103	$593

As of December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,894	$5,924	$2,970	$—
Derivatives - Energy Related Assets (B)	2,051	2	2,049	—
	$10,945	$5,926	$5,019	$—

Liabilities

Derivatives - Energy Related Liabilities (B)	$7,603	$7,254	$349	$—
Derivatives - Other (C)	7,325	—	7,325	—
	$14,928	$7,254	$7,674	$—

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

Type	Fair Value at September 30, 2015		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$1,044	$593	Discounted Cash Flow	Forward price (per dt)	$1.08 - $7.00 [$3.71]

The changes in fair value measurements of Derivatives - Energy Related Assets and Liabilities for the three and nine months ended September 30, 2015, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Balance at beginning of period	$(584)	$—
Total unrealized gains included in Regulatory Assets (see note 4)	1,035	451

Balance at end of period	451	451

There were no Derivatives - Energy Related Assets and Liabilities for the three and nine months ended September 30, 2014, using significant unobservable inputs (Level 3).

11.	DERIVATIVE INSTRUMENTS:

SJG is involved in buying, selling, transporting and storing natural gas and is subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company, through a counterparty, uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, futures contracts, swap agreements and options contracts. As of September 30, 2015, SJG had outstanding derivative contracts intended to limit the exposure to market risk on 9.1 million decatherms (MMdts) of expected future purchases of natural gas and 0.60 MMdts of expected future sales of natural gas. In addition to these derivative contracts, SJG had basis and index related purchase and sales contracts totaling 2.3 MMdts. These contracts, which do not qualify for the normal purchase and sale exemption and have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed balance sheets. The costs or benefits of these short-term contracts are recoverable through SJG’s BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed balance sheets. As of September 30, 2015 and December 31, 2014, SJG had $5.2 million and $5.6 million of unrealized losses, respectively, included in its BGSS related to open financial contracts.

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

We previously used derivative transactions known as “Treasury Locks” to hedge against the impact on our cash flows of possible interest rate increases on debt issued in September 2005. The initial $1.4 million cost of the Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the 30-year life of the associated debt issue. As of September 30, 2015 and December 31, 2014, the unamortized balance was approximately $0.9 million, and $1.0 million, respectively.

The fair values of all derivative instruments, as reflected in the condensed balance sheets as of September 30, 2015 and December 31, 2014, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	September 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$1,273	$6,072	$2,051	$6,305
Derivatives – Energy Related – Non-Current	—	397	—	1,298
Interest rate contracts:
Derivatives – Other	—	7,918	—	7,325
Total derivatives not designated as hedging instruments under GAAP	1,273	14,387	2,051	14,928
Total Derivatives	$1,273	$14,387	$2,051	$14,928

The Company enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Company presents derivatives at gross fair values on the condensed balance sheets.

As of September 30, 2015, and December 31, 2014, information related to these offsetting arrangements were as follows (in thousands):

As of September 30, 2015:
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$1,273	$—	$1,273	$(229)	(A)	$—	$1,044
Derivatives - Energy Related Liabilities	(6,469)	—	(6,469)	229	(B)	5,462	(778)
Derivatives - Other	(7,918)	—	(7,918)	—		—	(7,918)

As of December 31, 2014:
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$2,051	$—	$2,051	$(2)	(A)	$—	$2,049
Derivatives - Energy Related Liabilities	(7,603)	—	(7,603)	2	(B)	7,253	(348)
Derivatives - Other	(7,325)	—	(7,325)	—		—	(7,325)

(A) The balances at September 30, 2015 and December 31, 2014 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at September 30, 2015 and December 31, 2014 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed statements of income for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2015	2014	2015	2014
Interest Rate Contracts:
Losses reclassified from Accumulated Other Comprehensive Loss into income (a)	$(12)	$(12)	$(36)	$(36)
(a) Included in Interest Charges

Net realized loss of $1.6 million and $1.2 million associated with SJG's energy-related financial commodity contracts for the three months ended September 30, 2015 and 2014, respectively, and loss of $6.4 million and gain of $2.4 million for the nine month ended September 30, 2015 and 2014, respectively, are not included in the above table.  These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy-related financial commodity contracts are deferred in Regulatory Assets or Liabilities, as applicable, and there is no impact to earnings.

12.	LONG-TERM DEBT:

In August, SJG retired $10.0 million aggregate principal amount of 5.387% medium term notes (MTN's) at maturity.

In September, SJG issued $80.0 million of long-term debt under a $200.00 million aggregate syndicated bank term facility. The total outstanding amount under this facility as of September 30, 2015 was $139.0 million.

Also in September, SJG redeemed early $100,000 of the $25.0 million aggregate principal amount variable rate demand bonds that were issued in September 2008. SJG had previously spent all but $100,000 of the debt proceeds and was permitted under the debt agreement to utilize those remaining funds to redeem the debt early.

We retire debt when it is cost effective as permitted by the debt agreements.

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in Accumulated Other Comprehensive Loss (AOCL) for the three and nine months ended September 30, 2015 are as follows (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance at July 1, 2015 (a)	$(13,837)	$(558)	$(58)	$(14,453)
Other comprehensive loss before reclassifications	—	—	(276)	(276)
Amounts reclassified from AOCL (b)	—	6	178	184
Net current period other comprehensive income (loss)	—	6	(98)	(92)
Balance at September 30, 2015 (a)	$(13,837)	$(552)	$(156)	$(14,545)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance at January 1, 2015 (a)	$(13,837)	$(567)	$(75)	$(14,479)
Other comprehensive loss before reclassifications	—	—	(227)	(227)
Amounts reclassified from AOCL (b)	—	15	146	161
Net current period other comprehensive income (loss)	—	15	(81)	(66)
Balance at September 30, 2015 (a)	$(13,837)	$(552)	$(156)	$(14,545)

(a) Determined using a combined average statutory tax rate of 40%.
(b) See table below.

The reclassifications out of AOCL during the three and nine months ended September 30, 2015 are as follows (in thousands):

Components of AOCL	Amounts Reclassified from AOCL (in thousands)		Affected Line Item in the Condensed Statements of Income
	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Unrealized Loss in on Derivatives-Other - Interest Rate Contracts designated as cash flow hedges	$11	$35	Interest Charges
Unrealized Loss on Available-for-Sale Securities	298	245	Other Income & Expense
	309	280	Loss Before Income Taxes
Income Taxes (a)	(125)	(119)	Income Taxes
Losses from reclassifications for the period net of tax	$184	$161

(a) Determined using a combined average statutory tax rate of 40%.

14.    SUBSEQUENT EVENTS:

On October 1, 2015, the Board of Directors of SJG declared a cash dividend of $10,491,000 payable to SJI. The dividend was paid on October 2, 2015.

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

OVERVIEW:

Organization - We are an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. We also sell natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transport natural gas purchased directly from producers or suppliers to their customers. We served 369,807 customers at September 30, 2015 compared with 362,914 customers at September 30, 2014.

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

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The number of customers purchasing their natural gas from marketers was 35,722 and 39,577 at September 30, 2015 and 2014, respectively.

RESULTS OF OPERATIONS:

The following table summarizes the composition of selected gas utility data for the three and nine month periods ended September 30, (in thousands, except for degree day data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Utility Throughput – decatherms(dt):
Firm Sales -
Residential	1,499	1,407	18,788	17,425
Commercial	593	544	4,944	4,026
Industrial	113	18	378	208
Cogeneration & Electric Generation	781	273	1,277	828
Firm Transportation -
Residential	141	169	1,933	2,463
Commercial	920	643	5,292	5,175
Industrial	2,760	3,105	8,777	9,774
Cogeneration & Electric Generation	1,840	4,143	4,918	7,332

Total Firm Throughput	8,647	10,302	46,307	47,231

Interruptible Sales	—	—	20	—
Interruptible Transportation	346	258	998	964
Off-System Sales	2,031	2,489	8,652	6,007
Capacity Release	16,018	11,958	45,008	42,617

Total Throughput - Utility	27,042	25,007	100,985	96,819

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Utility Operating Revenues:
Firm Sales -
Residential	$25,986	$24,149	$238,571	$184,436
Commercial	7,616	7,489	54,726	44,939
Industrial	1,032	278	4,154	2,945
Cogeneration & Electric Generation	2,619	1,487	4,907	5,148
Firm Transportation -
Residential	1,533	1,886	12,360	14,741
Commercial	4,292	3,577	22,769	21,540
Industrial	5,888	6,240	17,488	19,214
Cogeneration & Electric Generation	947	3,350	3,943	6,924

Total Firm Revenues	49,913	48,456	358,918	299,887

Interruptible Sales	—	—	298	2
Interruptible Transportation	312	311	1,076	1,170
Off-System Sales	5,586	10,032	35,682	33,998
Capacity Release	2,460	1,840	5,118	4,688
Other	363	313	1,012	911

Total Utility Operating Revenues	58,634	60,952	402,104	340,656

Less:
Cost of Sales (Excluding depreciation)	22,934	23,400	194,455	151,572
Conservation Recoveries*	1,648	3,453	18,772	19,171
RAC Recoveries*	2,281	2,021	6,842	6,064
EET Recoveries*	769	1,128	2,816	3,179
Revenue Taxes	165	154	952	765
Utility Margin**	$30,837	$30,796	$178,267	$159,905

Margin:
Residential	$17,628	$15,462	$131,731	$111,533
Commercial and Industrial	11,631	9,529	56,613	46,986
Cogeneration and Electric Generation	1,270	1,566	3,650	4,013
Interruptible	19	9	103	43
Off-System Sales & Capacity Release	670	625	2,748	1,745
Other Revenues	889	609	2,144	1,720
Margin Before Weather Normalization & Decoupling	32,107	27,800	196,989	166,040
CIP Mechanism	(1,822)	2,721	(20,218)	(6,698)
EET Mechanism	552	275	1,496	563
Utility Margin**	$30,837	$30,796	$178,267	$159,905

Degree Days:	3	26	3,343	3,288

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.
**Utility Margin is further defined under the caption "Margin (pre-tax)" below.

Throughput – Total gas throughput increased 2.0 MMdts and 4.2 MMdts during the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014. Capacity release increased 4.1 MMdts and 2.4 MMdts during the three and nine months ended September 30, 2015, respectively, as the market for long-haul capacity increased during the third quarter, thereby increasing throughput for both the quarter and year-to-date. The increase in Off-System sales (OSS) was primarily related to opportunities created on the interstate pipeline as a result of extremely cold weather in the northeast region of the country during the first quarter of 2015, which contributed to a 2.6 MMdts increase on a year-to-date basis over 2014.

Firm throughput decreased 1.7 MMdts and 0.9 MMdts during the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014. This was the result of a significant decrease in transportation of commodity to a cogeneration facility during the third quarter of 2015, compared to the same period in 2014, as reflected under “Firm Transportation - Cogeneration & Electric Generation” in the Throughput table above. During the third quarter of 2014, this facility had a disruption in its alternate supply of natural gas and turned to SJG to meet its operating needs. That disruption has since been remedied, resulting in lower firm transportation throughput in 2015.
Operating Revenues – Revenues decreased $2.3 million during the three months ended September 30, 2015, compared with the same period in 2014, due to lower OSS, partially offset by higher firm sales. Lower OSS unit volume, coupled with lower unit prices, resulted in a $4.4 million decrease in OSS revenues during the three months ended September 30, 2015, compared with the same period in 2014. However, the impact of changes in OSS activity does not have a material impact on the earnings of SJG, as the Company is required to return 85% of the profits of such activity to our ratepayers. Earnings from OSS can be seen in the “Margin” table above.

Total firm revenue increased $1.5 million for the three months ended September 30, 2015, as a result of a 22.1% increase in SJG’s rate for natural gas recoveries, effective October 1, 2014. This increased revenue by approximately $ 2.5 million during the three months ended September 30, 2015, compared to the same period in 2014. While changes in natural gas costs and Basic Gas Supply Service (“BGSS”) recoveries fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, fluctuations in Operating Revenue and Cost of Sales, such as those caused by the recovery of an incremental $2.5 million in gas costs during the third quarter of 2015, did not impact SJG’s profitability. Also contributing to higher firm revenue was the addition of 6,893 customers compared with the same period in 2014. Partially offsetting the increase in firm revenues was a significant decrease in transportation sevice to a cogeneration facility during the third quarter of 2015, compared to the same period in 2014. During the third quarter of 2014, this facility had a disruption in its alternate supply of natural gas and turned to SJG to meet its operating needs. That disruption has since been remedied, resulting in lower firm transportation revenue in 2015.
Revenues increased $61.4 million during the nine months ended September 30, 2015, compared with the same period in 2014, due to higher firm sales and OSS. Total firm revenue increased $59.0 million for the nine months ended September 30, 2015, as a result of the settlement of SJG’s base rate case and a 22.1% increase in SJG’s rate for natural gas recoveries, both effective October 1, 2014. These two events increased revenue by approximately $15.5 million and $37.4 million, respectively, during the nine months ended September 30, 2015, compared to the same period in 2014. As previously stated, SJG does not profit from the sale of commodity; therefore, the recovery of an incremental $37.4 million in gas costs during 2015 has no impact on SJG’s profitability. Also contributing to higher revenue were 2.5% colder weather and the addition of 6,893 additional customers compared with the same period in 2014. While colder weather increased firm sales revenue, the revenue increase has little impact on Company profitability under the operation of the Conservation Incentive Program, as discussed below under the captions, “Conservation Incentive Program (CIP)” and “Margin (pre-tax).”
Higher OSS unit volume, partially offset by lower unit prices, resulted in a $1.7 million increase in OSS revenues during the nine months ended September 30, 2015, compared with the same period in 2014. Extremely cold weather in the northeast region of the country lead to greater demand during the first quarter of 2015, creating opportunity for the Company to increase revenue from such sales. However, the impact of changes in OSS activity does not have a material impact on the earnings of SJG, as the Company is required to return 85% of the profits of such activity to our ratepayers. Earnings from OSS can be seen in the “Margin” table above.

Conservation Incentive Program (CIP) - The effects of the CIP on our net income and the associated weather comparisons are as follows ($’s in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income Impact:
CIP – Weather Related	$—	$—	$(7.3)	$(5.7)
CIP – Usage Related	(1.1)	1.6	(4.7)	1.7
Total Net Income Impact	$(1.1)	$1.6	$(12.0)	$(4.0)

Weather Compared to 20-Year Average	n/a	n/a	14.7% Colder	13.4% Colder
Weather Compared to Prior Year	n/a	n/a	1.7% Colder	8.9% Colder

Margin (pre-tax) - SJG’s margin is defined as natural gas revenues less natural gas costs, regulatory rider expenses and related volumetric and revenue-based energy taxes. Management believes that margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, regulatory rider expenses and related energy taxes are passed through to customers and, therefore, have no effect on margin. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the New Jersey Board of Public Utilities (BPU) through SJG’s Basic Gas Supply Service (BGSS) clause.

Total margin was relatively flat at $30.8 million for each of the three month periods ended September 30, 2015 and 2014, as residential, commercial and industrial margin increased in 2015 offset by the CIP tracking mechanism, as discussed below, Total margin increased $18.4 million, or 11.5%, for the nine months ended September 30, 2015, compared with the same period in 2014. The increase is primarily due to increases in rates as a result of the settlement of SJG's base rate case effective October 1, 2014, which increased margin by approximately $15.5 million for the nine months ended September 30, 2015, compared with the same period in 2014. In addition, SJG added 6,893 customers over the 12-month period ended September 30, 2015, contributing approximately $2.3 million in additional margin during the nine months ended September 30, 2015, compared with the same period of 2014.
The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the margin and CIP tables above, the CIP mechanism reduced margin by $1.8 million, or $1.1 million after taxes, for the three month period ended September 30, 2015, primarily due to higher customer usage. The CIP mechanism protected $2.7 million, or $1.6 million after taxes, of margin for the three months ended September 30, 2014, that would have been lost due to lower customer usage.

The CIP mechanism reduced margin by $20.2 million, or $12.0 million after taxes, and $6.7 million, or $4.0 million after taxes, during the nine month periods ended September 30, 2015 and 2014, respectively, primarily due to weather that was colder than average. Also, during the nine month period ended September 30, 2015, higher customer usage contributed $7.8 million, or $4.7 million after taxes, to the reduction in margin noted above.

Operating Expenses - A summary of changes in operating expenses (in thousands):

	Three Months Ended September 30, 2015 vs. 2014	Nine Months Ended September 30, 2015 vs. 2014
Operations	$2,017	$6,902
Maintenance	$913	$2,399
Depreciation	$1,079	$2,161
Energy and Other Taxes	$8	$267

Operations - Operations expense increased $2.0 million and $6.9 million for the three and nine month periods ended September 30, 2015, respectively, as compared with the same periods in 2014. The increase primarily resulted from the write-off of $2.9 million of additional uncollectible customer accounts receivable during the third quarter of 2015, when compared to the same period last year, resulting in a similar increase in both the quarterly and year-to-date expense. The increase in write-offs results from an increase in the aging of receivables following a very cold winter season. SJG increased its reserve for uncollectible accounts, resulting in $2.2 million of additional expense in the nine months ended September 30, 2015 as compared to the same period in 2014. Changes in the uncollectible reserve are the result of fluctuations in levels of customer accounts receivables balances. Accounts receivable was higher as of September 30, 2015 due to higher customer billing rates, as approved by the BPU effective October 1, 2014, in addition to a 1.9% customer growth over the 12-month period ended September 30, 2015.

Maintenance -   Maintenance expense increased $0.9 million and $2.4 million during the three and nine months ended September 30, 2015, respectively, compared with the same periods in 2014, primarily due to the BPU-approved amortization and recovery of previously deferred maintenance costs, primarily those associated with a federally mandated pipeline integrity management program. Such amortizations, which are being recovered through an offsetting amount in revenues beginning in October 2014, total $0.3 million per quarter in 2015. Also contributing to the increase are higher levels of Remediation Adjustment Clause (RAC) amortization. This increase of approximately $0.3 million in RAC-related expenses in each of the first three quarters of 2015 does not affect earnings, as we recognize an offsetting amount in revenues.

Depreciation - Depreciation expense increased $1.1 million and $2.2 million during the three and nine month periods ended September 30, 2015, respectively, compared with the same periods in 2014, due mainly to our continuing investment in property, plant and equipment.

Energy and Other Taxes - Changes in Energy and Other Taxes during the three and nine month periods ended September 30, 2015, compared with the same periods in 2014 were not significant.

Other Income and Expense - Other Income and Expense decreased $1.2 million and $1.3 million during the three and nine month periods ended September 30, 2015, compared with the same periods in 2014, respectively. During the third quarter of 2014, the Company realized a gain of $0.9 million on the sale of available-for-sale securities. In 2015, there were no such sales. However, due to a capital market decline, the Company realized a loss of $0.3 million on its available-for-sale securities during the third quarter of 2015.

Interest Charges –  Interest Charges increased $0.8 million and $2.4 million during the three and nine month periods ended September 30, 2015, respectively, compared with the same periods in 2014, primarily due to lower capitalization of interest costs on construction during 2015. This was a result of the roll-in of capital investments under the Company's Accelerated Infrastructure Replacement Program (AIRP) into base rates effective October 1, 2014 and a lower allowance for debt funds used during construction as a result of placing two major technology systems in service during the fourth quarter of 2014. AIRP investments are approved by the BPU to accrue interest on construction until such time they were rolled into base rates.

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $124.8 million and $55.2 million in the first nine months of 2015 and 2014, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Net cash provided by operations improved due to higher collections of gas costs under the BGSS that were deferred in 2014 as a result of the extremely cold weather experienced during the first quarter of 2014. This benefit was offset by a $12.0 million pension contribution made by SJG as a result of a decline in the discount rate and new mortality tables released at the end of 2014, both of which negatively impacted the funding status of the pension plans. No such contribution was made in 2014. The Company strives to keep its pension plans fully funded. When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, the Company increases its contributions to supplant that funding shortfall.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital expenditures, primarily to invest in new and replacement facilities and equipment. Cash used for capital expenditures was $147.3 million and $139.4 million during the first nine months of 2015 and 2014, respectively. We estimate the net cash outflows for capital expenditures for fiscal years 2015, 2016 and 2017 to be approximately $228.0 million, $244.0 million and $309.0 million, respectively. For capital expenditures, including those under the AIRP, SJG expects to use short-term borrowings to finance capital expenditures as incurred. From time to time, the Company may refinance the short-term debt incurred to support capital expenditures with long-term debt. In June 2015, SJG advanced $10.0 million to a not-for-profit organization formed to spur economic development in Atlantic City, New Jersey. The note bears interest at 1% for an initial term of six months, with the borrower’s option to extend the term for two additional terms of three months each. SJG holds a first lien security interest on land in Atlantic City as collateral against this note.

Cash Flows from Financing Activities - SJG uses short-term borrowings under lines of credit from commercial banks, or under its commercial paper program discussed below, to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, the Company refinances short-term debt incurred to finance capital expenditures with long-term debt. Debt is incurred primarily to expand and upgrade our gas transmission and distribution system and to support seasonal working capital needs related to inventories and customer receivables. In August, SJG retired $10.0 million aggregate principal amount of 5.387% MTN's at maturity. In September, the Company issued $80.0 million of long-term debt under a $200.0 million aggregate syndicated bank term facility. The total outstanding amount under this facility as of September 30, 2015 was $139.0 million. Also in September, SJG redeemed early $0.1 million of the $25.0 million aggregate principal amount variable rate demand bonds that were issued in September 2008. SJG had previously spent all but $0.1 million of the debt proceeds and was permitted under the debt agreement to utilize those remaining funds to redeem the debt early.

Credit facilities and available liquidity as of September 30, 2015 were as follows (in thousands):

	Total Facility	Usage		Available Liquidity	Expiration Date
Commercial Paper/Revolving Credit Facilities	$200,000	$89,900	(A)	$110,100	May 2018
Uncommitted Bank Lines	10,000	—		10,000	Various

Total	$210,000	$89,900	(A)	$120,100

(A) Includes letters of credit outstanding in the amount of $0.6 million.

The SJG facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJG was in compliance with this covenant as of September 30, 2015.

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

Average borrowings outstanding under the commercial paper program/revolving credit facility, during the nine months ended September 30, 2015 and 2014 were $117.9 million and $40.9 million, respectively. The maximum amount outstanding under these credit facilities, not including letters of credit, during the nine months ended September 30, 2015 and 2014 were $162.3 million and $70.1 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our future liquidity needs.

SJG supplements its operating cash flow and credit lines with both debt and equity capital. Over the years, SJG has used long-term debt, primarily in the form of First Mortgage Bonds and MTN's, secured by the same pool of utility assets, to finance our long-term borrowing needs. These needs are primarily capital expenditures for property, plant and equipment.

SJG’s capital structure was as follows:

	As of September 30, 2015	As of December 31, 2014
Common Equity	50%	51%
Long-Term Debt	44%	41%
Short-Term Debt	6%	8%

Total	100%	100%

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for capital expenditures for the first nine months of 2015 and 2014 amounted to $147.3 million and $139.4 million, respectively. Management estimates net cash outflows for construction projects for 2015, 2016 and 2017, to be approximately $228.0 million, $244.0 million and $309.0 million, respectively.  Costs for remediation projects, net of insurance reimbursements, for the first nine months of 2015 and 2014 amounted to net cash outflows of $10.4 million and $4.9 million, respectively.  Total cash outflows for remediation projects are expected to be $17.4 million, $39.3 million and $23.8 million for 2015, 2016 and 2017, respectively.  As discussed in Notes 4 and 12 to the Financial Statements in Item 8 of SJG’s 10-K for the year ended December 31, 2014, environmental remediation costs are subject to recovery from ratepayers.

SJG provided a $0.6 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in our service territory. SJG also provided a $25.2 million letter of credit under a separate facility, outside of the revolving credit facility, to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG's natural gas distribution system.

SJG has certain commitments for interstate pipeline capacity, storage services, Liquefied Natural Gas (LNG) and LNG transportation services, which carry demand type charges for which it pays fees regardless of usage. Those commitments as of September 30, 2015, average $75.7 million annually and total $343.5 million over the contracts’ lives.  Approximately 39% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all such prudently incurred fees through rates via the BGSS.

Contractual Cash Obligations – Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2014.  SJG's contractual cash obligations increased $231.1 million from December 31, 2014 primarily due to the addition of a 15-year gas supply contract, for $160.1 million beginning in November 2015, and the issuance of $80.0 million of long-term debt under a $200.00 million aggregate syndicated bank term facility.

Off-Balance Sheet Arrangements - We have no off-balance sheet arrangements.

Pending Litigation - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.9 million and $0.5 million, respectively, related to all claims in the aggregate, as of September 30, 2015 and December 31, 2014. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

The fair value and maturity of these energy trading and hedging contracts determined using mark-to-market accounting as of September 30, 2015 are as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$228	$—	$228
Prices Provided by Other External Sources (Basis)	1	—	1
Prices based on internal models or other valuable methods	1,044	—	1,044

Total	$1,273	$—	$1,273

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$5,294	$397	$5,691
Prices Provided by Other External Sources (Basis)	185	$—	185
Prices based on internal models or other valuable methods	593	—	593

Total	$6,072	$397	$6,469

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Contracted volumes of our NYMEX contracts are 8.5 MMdt with a weighted-average settlement price of $3.35 per dt. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our Basis contracts are 2.3 MMdt with a weighted-average settlement price of $0.36 per dt.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2015	$(5,552)
Contracts Settled During the Nine Months ended September 30, 2015, Net	3,683
Other Changes in Fair Value from Continuing and New Contracts, Net	(3,327)
Net Derivatives — Energy Related Liability, September 30, 2015	$(5,196)

Interest Rate Risk - Our exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt outstanding at September 30, 2015, was $228.3 million and averaged $185.3 million during the first nine months of 2015. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $1.1 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2014 - 32 b.p. increase; 2013 - 14 b.p. decrease; 2012 - 1 b.p. decrease; 2011 - 14 b.p. decrease; and 2010 - 5 b.p. increase.  As of September 30, 2015, our average interest rate on variable-rate debt was 0.80%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of September 30, 2015, the interest costs on all but $139.0 million of long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of September 30, 2015, SJG’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its president (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act) as of September 30, 2015. Based on that evaluation, SJG’s president and chief financial officer concluded that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act, during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

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

101
The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three months ended September 30, 2015, filed with the Securities and Exchange Commission on November 5, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Balance Sheets and (v) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
(Registrant)

Dated:	November 5, 2015	By:	/s/ Stephen H. Clark
Stephen H. Clark
Chief Financial Officer
(Principal Financial Officer)