Form 10-K
period 2015-12-31
SOUTH JERSEY GAS Co
filed 2016-02-29
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

The registrant meets all of the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

Documents Incorporated by Reference:   None

Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K may qualify as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report should be considered forward-looking statements made in good faith by South Jersey Gas Company (SJG or the Company) and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of the Company’s documents or oral presentations, words such as “anticipate,” “believe,” “expect,” “estimate,” “forecast,” “goal,” “intend,” “objective,” “plan,” “project,” “seek,” “strategy” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include, but are not limited to the risks set forth under “Risk Factors” in Part I, Item 1A of this Report and elsewhere throughout this Report. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Report. While the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJG undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.

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

Sources and Availability of Raw Materials

Transportation and Storage Agreements

SJG has direct connections to the interstate pipeline systems of both Transcontinental Gas Pipe Line Company, LLC (Transco) and Columbia Gas Transmission, LLC (Columbia). During 2015, SJG purchased and had delivered approximately 44.8 million decatherms (MMdts) of natural gas for distribution to both on-system and off-system customers and for injections into storage. Of this total, 28.1 MMdts were transported on the Transco pipeline system while 16.7 MMdts were transported on the Columbia pipeline system. Moreover, during 2015 third-party suppliers delivered 30.4 MMdts to SJG's system on behalf of end use customers behind our city gate stations. SJG also secures other long-term services from Dominion Transmission, Inc. (Dominion), a pipeline upstream of the Transco and Columbia systems. Services provided by Dominion are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above-mentioned pipelines are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC). Unless otherwise indicated, our intentions are to renew or extend these service agreements before they expire.

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

Of the 297,958 dts/d of Transco services mentioned above, SJG has released a total of 49,041 dts/d of its market area FT service. These releases were made in association with SJG’s Conservation Incentive Program (CIP) discussed further under Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." In addition, SJG released a total of 50,000 dts/d of its long-haul FT as part of Asset Management Agreements (AMA). The AMA-related releases are discussed below under “Gas Supplies.” In addition, SJG released a total of 30,000 dts/d of its long-haul FT as an Off-System Sale capacity release.

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

Dominion:

SJG subscribes to a firm storage service from Dominion, under its Rate Schedule GSS. This storage has an MDWQ of 10,000 dts during the period between November 16 and March 31 of each winter season, with an associated total storage capacity of 423,000 dts. Gas withdrawn from Dominion GSS storage is delivered through both the Dominion and Transco (Leidy Line) pipeline systems for delivery to SJG service territory. The primary term of this agreement extends through March 31, 2019.

Columbia:

SJG subscribes to four firm transportation agreements with Columbia which provide for an aggregate of 104,022 dts/d with the term of 9,000 dts/d of this capacity extending through October 31, 2017 while the term of 45,022 dts/d of this deliverability extends through October 31, 2019. The remaining 50,000 dts/d continues through October 31, 2030. SJG released 8,671 dts/d of this amount to South Jersey Resources Group, LLC (SJRG), an affiliate by common ownership, in conjunction with its Conservation Incentive Program ("CIP") thereby reducing the combined availability of firm transportation on the Columbia system to 95,351 dts/d. In addition, SJG released a total of 20,000 dts/d of this capacity to a gas marketer as part of an AMA leaving a net of 75,351 dts/d available to SJG. This AMA-related release is further discussed below under “Gas Supplies.”

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

Gas Supplies

During 2015, SJG entered into an AMA with a gas marketer which extends through March 31, 2016. Under this agreement, SJG released to the marketer its firm transportation rights equal to 30,000 dts/d of transportation capacity on Transco. The marketer manages this capacity and provides SJG with up to 30,000 dts/d of firm deliverability each day through March 31, 2016. The marketer's intent was to optimize the capacity released to them under this AMA and pay SJG a monthly asset management fee.

Also during 2015, SJG entered into two additional AMA's with two separate gas marketers which both extend through October 31, 2016. Under these agreements, SJG has released to each of the marketers firm transportation rights equal to 10,000 dts/d of transportation capacity on Transco. The marketers manages their respective capacity and provide SJG with up to 10,000 dts/d each of firm deliverability every day through October 31, 2016. The marketers will seek to optimize the capacity released to them under these AMA's and pay SJG a one-time asset management fee.

Also during 2015, SJG entered into two further AMA's with two separate gas marketers which both also extend through October 31, 2016. Under these agreements, SJG has released to each of the marketers firm transportation rights equal to 10,000 dts/d of transportation capacity on Columbia. The marketers manage their respective capacity and provide SJG with up to 10,000 dts/d each of firm deliverability every day through March 31, 2016. The marketers will seek to optimize the capacity released to it under these AMA's and pay SJG a one-time asset management fee.

In 2011, SJG entered into a long-term gas purchase agreement with a gas producer, the primary term of which extends through October 31, 2019. The maximum daily quantities (MDQ) available for purchase under this agreement initially start at 6,250 dts/d and ratchet up to an MDQ of 25,000 dts/d. Gas purchased from this producer will be sourced in the Appalachian supply areas and delivered into the Columbia pipeline system for delivery to SJG.

As part of its gas purchasing strategy, SJG uses financial contracts to hedge against forward price risk. These contracts are recoverable through SJG’s BGSS, subject to the New Jersey Board of Public Utilities (BPU) approval.

Supplemental Gas Supplies

During 2015, SJG purchased Liquefied Natural Gas (LNG) from two separate third party LNG suppliers. This LNG was purchased as a supply source to replenish SJG's LNG inventory at its storage facility, located in McKee City, NJ. SJG purchased LNG from one supplier during the 2014-15 winter season, and from a second supplier during the 2015 summer season and the 2015-16 winter season.

SJG operates peaking facilities which can store and vaporize LNG for injection into its distribution system. SJG’s LNG facility has a storage capacity equivalent to 434,300 dts of natural gas and has an installed capacity to vaporize up to 118,250 dts of LNG per day for injection into its distribution system.

Peak-Day Supply

SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees Fahrenheit (F). Gas demand on such a design day for the 2015-2016 winter season is estimated to be 503,873 dts (excluding industrial customers). SJG projects that it has adequate supplies and interstate pipeline entitlements to meet its design requirements. SJG experienced its highest peak-day demand for calendar year 2015 of 507,219 dts (including industrial customers) on February 15, while experiencing an average temperature of 10.1 degrees F that day.

Natural Gas Prices

SJG’s average cost of natural gas purchased and delivered in calendar years 2015, 2014, and 2013, including demand charges, was $4.71 per dt, $6.56 per dt, and $4.81 per dt, respectively.

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

Environmental Matters

Information on environmental matters can be found in Note 12 of the financial statements.

Employees

SJG had a total of 483 employees as of December 31, 2015. Of that total, 292 employees are unionized. There are 37 unionized employees represented by the International Brotherhood of Electrical Workers (IBEW) that operate under a collective bargaining agreement that runs through February 28, 2017. The remaining unionized employees are represented by the International Association of Machinists and Aerospace Workers (IAM). Employees represented by the IAM operate under a collective bargaining agreement that runs through August 31, 2017.

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

•
Increasing interest rates would negatively impact the net income of SJG. SJG is capital intensive, resulting in the incurrence of significant amounts of debt financing. SJG has issued all but $139.0 million of long-term debt either at fixed rates or has utilized interest rate swaps to mitigate changes in floating rates. However, new issues of long-term debt and all variable rate short-term debt are exposed to the impact of rising interest rates.

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

•
A downgrade in SJG’s credit ratings could negatively affect its ability to access adequate and cost-effective capital. SJG’s ability to obtain adequate and cost-effective capital depends to a significant degree on its credit ratings, which are greatly influenced by SJG's financial condition and results of operations. If the rating agencies downgrade SJG’s credit ratings, particularly below investment grade, SJG’s borrowing costs would increase. In addition, SJG would likely be required to pay higher interest rates in future financings and potential funding sources would likely decrease.

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

•
Climate change legislation could impact SJG’s financial performance and condition.  Climate change is receiving ever increasing attention from both scientists and legislators.  The debate is ongoing as to the extent to which our climate is changing, the potential causes of this change and its future impacts.  Some attribute global warming to increased levels of greenhouse gases, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions.  The outcome of federal and state actions to address global climate change could result in a variety of regulatory programs, including additional charges to fund energy efficiency activities or other regulatory actions.  These actions could affect the demand for natural gas and electricity, result in increased costs to our business and impact the prices we charge our customers.  Because natural gas is a fossil fuel with low carbon content, it is possible that future carbon constraints could create additional demands for natural gas, both for production of electricity and direct use in homes and businesses.  Any adoption by federal or state governments mandating a substantial reduction in greenhouse gas emissions could have far-reaching and significant impacts on the energy industry.  We cannot predict the potential impact of such laws or regulations on our future financial condition, results of operations or cash flows.

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

•
SJG's business could be adversely impacted by strikes or work stoppages by its unionized employees. The gas utility operations of SJG are dependent upon employees represented by unions and covered under collective bargaining agreements. A work stoppage could negatively impact operations, which could impact financial results as well as customer relationships.

•
The risk of terrorism may adversely affect the economy as well as SJG's business. An act of terror could result in disruptions of natural gas supplies, cause price volatility in the cost of natural gas and overall could cause instability in the financial and capital markets. This could adversely impact the price and availability of natural gas and adversely affect SJG's results of operations and ability to raise capital.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal property of SJG consists of its gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG’s distribution systems for delivery to customers. As of December 31, 2015, there were approximately 122.7 miles of mains in the transmission systems and 6,503 miles of mains in the distribution systems.

SJG owns 154 acres of land in Folsom, New Jersey, which is the site of its corporate headquarters. Approximately 140 acres of this property are deed restricted. SJG also has office and service buildings at six other locations in the territory. There is a liquefied natural gas storage and vaporization facility at one of these locations.

As of December 31, 2015, SJG’s utility plant had a gross book value of $2.2 billion and a net book value, after accumulated depreciation, of $1.8 billion. In 2015, $207.8 million was spent on additions to utility plant and there were retirements of property having an aggregate gross carrying value of $17.8 million.

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

Item 3. Legal Proceedings

SJG is subject to claims which arise in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims.  The Company has accrued approximately $0.8 million and $0.5 million related to all claims in the aggregate, as of December 31, 2015 and 2014, respectively. Management does not believe that it is reasonably possible that there would be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on our financial position, results of operations or liquidity.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for the Registrant’s Common Equity
Related Stockholder Matters, and Issuer Purchases of Equity Securities

All of the outstanding common stock of SJG (its only class of equity securities) is owned by its parent company, South Jersey Industries, Inc. The common stock is not traded on any stock exchange.

SJG is restricted under its First Mortgage Indenture, as supplemented, as to the amount of cash dividends or other distributions that may be paid on its common stock. As of December 31, 2015, these restrictions did not affect the amount that may be distributed from SJG’s retained earnings. SJG declared and paid dividends totaling $40.8 and $18.2 million on its common stock in 2015 and 2014, respectively.

Item 6. Selected Financial Data

The following financial data has been obtained from SJG’s audited financial statements (In thousands, except for Ratio Data and Customers):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Operating Revenues	$534,290	$501,875	$446,480	$421,874	$412,449

Operating Income	$119,585	$113,690	$105,822	$101,762	$102,663

Net Income	$66,578	$66,483	$62,236	$58,241	$52,889

Average Shares of Common Stock Outstanding	2,339	2,339	2,339	2,339	2,339

Ratio of Earnings to Fixed Charges (1)	5.4x	5.4x	5.3x	5.5x	5.3x

	As of December 31,
	2015	2014	2013	2012	2011
Property, Plant and Equipment, Net	$1,770,766	$1,589,369	$1,424,775	$1,285,591	$1,158,029

Total Assets	$2,288,204	$2,185,672	$1,909,126	$1,786,459	$1,615,723

Capitalization:
Common Equity	$707,927	$680,568	$610,969	$521,395	$464,186
Long-Term Debt	584,082	507,091	454,000	425,000	362,813
Total Capitalization	$1,292,009	$1,187,659	$1,064,969	$946,395	$826,999

Total Customers	373,100	366,854	362,256	357,306	351,304

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

We believe there is an ongoing transition of southern New Jersey’s oceanfront communities from seasonal resorts to year round economies. In mainland communities, building expansions in the medical, education and retail sectors contributed to our growth. At present, we serve approximately 71% of households within our territory with natural gas. We also serve southern New Jersey’s diversified industrial base that includes processors of petroleum and agricultural products; chemical, glass and consumer goods manufacturers; and high technology parks.

As of December 31, 2015, we served 373,100 residential, commercial and industrial customers in southern New Jersey, compared with 366,854 customers at December 31, 2014. No material part of our business is dependent upon a single customer or a few customers. Gas sales, transportation and capacity release for 2015 amounted to 136.8 MMdts (million dekatherms), of which 58.5 MMdts were firm sales and transportation, 1.3 MMdts were interruptible sales and transportation and 77.0 MMdts were off-system sales and capacity release. The breakdown of firm sales and transportation includes 45.0% residential, 21.8% commercial, 20.7% industrial, and 12.5% cogeneration and electric generation. At year-end 2015, we served 348,093 residential customers, 24,565 commercial customers and 442 industrial customers.  This includes 2015 net additions of 5,938 residential customers and 312 commercial customers.

We make wholesale gas sales to gas marketers for resale and ultimate delivery to end users. These “off-system” sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed us to deliver gas at delivery points on the interstate pipeline system other than our own city gate stations and release excess pipeline capacity to third parties. During 2015, off-system sales amounted to 14.6 MMdts and capacity release amounted to 62.3 MMdts.

Supplies of natural gas available to us that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term “interruptible” is used in the sense that deliveries of natural gas may be terminated by us at any time if this action is necessary to meet the needs of higher priority customers as described in our tariffs. In 2015, usage by interruptible customers, excluding off-system customers, amounted to 1.3 MMdts, approximately 1.0% of the total throughput.

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

Customer Growth - Southern New Jersey, our primary area of operations, has not been immune to the issues impacting the new housing market nationally. Residential new construction, especially higher density, multi-family units, continues to improve slowly. Net customers for SJG grew 1.7% for 2015 as we continue our focus on customer conversions. In 2015, the 5,802 consumers converting their homes and businesses from other heating fuels, such as electric, propane or oil, represented approximately 66% of the total new customer acquisitions for the year. In comparison, conversions over the past five years averaged 5,195 annually. Customers in our service territory typically base their decisions to convert on comparisons of fuel costs, environmental considerations and efficiencies. As such, SJG began a comprehensive partnership with the State’s Office of Clean Energy to educate consumers on energy efficiency and to promote the rebates and incentives available to natural gas users.

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

Balance Sheet Strength - Our goal is to maintain a strong balance sheet with an average annual equity-to-capitalization ratio of 46% to 50%. Our equity-to-capitalization ratio, inclusive of short-term debt, was 49% and 51% at the end of 2015 and 2014, respectively. A strong balance sheet assists us in maintaining the financial flexibility necessary to address volatile economic and commodity markets while maintaining a low-risk platform.

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

Regulatory Accounting- We maintain our accounts according to the Uniform System of Accounts as prescribed by the BPU. As a result of the ratemaking process, we are required to follow Financial Accounting Standards Board (FASB) ASC Topic 980 – “Regulated Operations.”  We are required under Topic 980 to recognize the impact of regulatory decisions on our financial statements. We are required under our Basic Gas Supply Service (BGSS) clause to forecast our natural gas costs and customer consumption in setting our rates. Subject to BPU approval, we are able to recover or return the difference between gas cost recoveries and the actual costs of gas through a BGSS charge to customers. We record any over/under recoveries as a regulatory asset or liability on the balance sheets and reflect it in the BGSS charge to customers in subsequent years. We also enter into derivatives that are used to hedge natural gas purchases. The offset of the resulting derivative assets or liabilities is recorded as a regulatory asset or liability on the balance sheets. See additional detailed discussions on Rates and Regulatory Actions in Note 3 to the financial statements.

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

During 2013, discount rates increased and equity markets continued to outperform management's expectations. As a result, the Company experienced a $4.8 million decrease in the cost of providing such benefits in 2014. A subsequent decrease in discount rates, coupled with lower than expected returns on plan assets and the impact of new mortality tables released by the Society of Actuaries in late 2014, resulted in a $5.6 million increase in the cost of providing such benefits in 2015. Management took measures to mitigate this increase by contributing an aggregate of $14.5 million to its pension and postretirement healthcare plans in January 2015. These contributions provided for a $1.1 million incremental earnings credit against expense, resulting in a net increase in retirement benefit costs of $4.5 million in 2015.

During 2015, several factors resulted in lowering the Company’s expected cost of providing pension and other postretirement healthcare costs in 2016. These include increasing discount rates and updated mortality tables released by the Society of Actuaries again in late 2015. Further, the Company changed the structure of its postretirement healthcare plan for retirees to provide them with a fixed contribution to a health reimbursement account and allowing them to obtain coverage from healthcare exchanges, rather than utilizing the Company-provided healthcare plan. These positive factors are partially offset by lower than expected returns on plan assets due to poor performance in the equity markets in 2015. As a result of these factors, the Company is estimating a $0.7 million net decrease in the cost of providing these benefits in 2016.

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

Rates and Regulation - As a public utility, we are subject to regulation by BPU. Additionally, the Natural Gas Policy Act, which was enacted in November 1978, contains provisions for Federal regulation of certain aspects of our business. We are affected by Federal regulation with respect to transportation and pricing policies applicable to pipeline capacity from Transcontinental Gas Pipe Line Company, LLC (our major supplier), Columbia Gas Transmission, LLC and Dominion Transmission, Inc., since such services are provided under rates and terms established under the jurisdiction of the FERC. Our retail sales are made under rate schedules within a tariff filed with, and subject to the jurisdiction of, the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. Our primary rate mechanisms include base rates, the Basic Gas Supply Service Clause (BGSS), Accelerated Infrastructure Programs (AIRP and SHARP), Energy Efficiency Tracker and the Conservation Incentive Program (CIP).

The CIP is a BPU-approved program that is designed to eliminate the link between our profits and the quantity of natural gas we sell, and to foster conservation efforts. With the CIP, our profits are tied to the number of customers we serve and how efficiently we serve them, thus allowing us to focus on encouraging conservation and energy efficiency among our customers without negatively impacting our net income. The CIP tracking mechanism adjusts earnings based on weather, and also adjusts our earnings when actual usage per customer experienced during an annual period varies from an established baseline usage per customer.
Utility earnings are recognized during current periods based upon the application of the CIP. The cash impact of variations in customer usage will result in cash being collected from, or returned to, customers during the subsequent CIP year, which runs from October 1 to September 30.

The effects of the CIP on our net income for the last three years and the associated weather comparisons were as follows ($’s in millions):

	2015	2014	2013
Net Income Impact:
CIP – Weather Related	0.9	(4.7)	(0.3)
CIP – Usage Related	(1.9)	2.0	3.4
Total Net Income Impact	$(1.0)	$(2.7)	$3.1

Weather Compared to 20-Year Average	3.1% warmer	7.5% colder	0.6% colder
Weather Compared to Prior Year	9.6% warmer	4.6% colder	20.6% colder

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

Earnings accrued and payments received under the CIP are limited to a level that will not cause our return on equity to exceed 9.75% (excluding earnings from off-system gas sales and certain other tariff clauses) and CIP recoveries are limited by the annualized savings attained from reducing gas supply and storage assets.

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

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The number of customers purchasing their natural gas from marketers averaged 36,191, 41,837 and 46,872 during 2015, 2014 and 2013, respectively.

RESULTS OF OPERATIONS

The following table summarizes the composition of selected gas utility data for the three years ended December 31 (in thousands, except for customer and degree day data):

	2015		2014		2013
Utility Throughput – dth:
Firm Sales -
Residential	23,852	17%	24,508	18%	22,070	20%
Commercial	5,980	4%	5,530	4%	5,408	5%
Industrial	338	—	283	—	292	—
Cogeneration and electric generation	1,449	1%	1,035	1%	1,562	1%
Firm Transportation -
Residential	2,427	2%	3,291	2%	3,319	3%
Commercial	6,783	5%	7,103	5%	6,780	6%
Industrial	11,780	9%	13,168	10%	13,051	12%
Cogeneration and electric generation	5,870	4%	10,307	7%	7,977	7%
Total Firm Throughput	58,479	42%	65,225	47%	60,459	54%
Interruptible Sales	20	—	—	—	14	—
Interruptible Transportation	1,338	1%	1,401	1%	1,452	1%
Off-System	14,603	11%	9,411	7%	9,685	9%
Capacity Release	62,349	46%	62,193	45%	40,088	36%
Total Utility Throughput	136,789	100%	138,230	100%	111,698	100%
Utility Operating Revenues:
Firm Sales-
Residential	$317,491	59%	$279,797	56%	$246,227	56%
Commercial	69,845	13%	63,584	13%	57,126	13%
Industrial	4,083	1%	4,070	1%	3,485	1%
Cogeneration and electric generation	5,666	1%	6,037	1%	8,144	2%
Firm Transportation -
Residential	16,594	3%	20,648	4%	21,392	5%
Commercial	30,602	6%	30,850	6%	28,165	6%
Industrial	22,106	4%	25,737	5%	23,551	5%
Cogeneration and electric generation	4,920	1%	9,531	2%	6,982	2%
Total Firm Revenues	471,307	88%	440,254	88%	395,072	90%
Interruptible Sales	300	—	15	—	342	—
Interruptible Transportation	1,373	—	1,694	—	1,827	—
Off-System	49,624	9%	52,809	11%	41,488	9%
Capacity Release	10,296	2%	5,835	1%	6,384	1%
Other	1,390	1%	1,268	—	1,367	—
Total Utility Operating Revenues	534,290	100%	501,875	100%	446,480	100%
Less:
Cost of sales	245,290		231,216		200,081
Conservation recoveries *	21,226		24,836		15,909
RAC recoveries *	9,134		8,255		8,137
EET Recoveries *	3,611		4,169		4,509
Revenue taxes	1,250		1,141		5,247
Utility Margin **	$253,779		$232,258		$212,597

Utility Margin:
Residential	$169,455	67%	$159,780	69%	$138,136	65%
Commercial and industrial	72,149	28%	65,492	29%	57,495	27%
Cogeneration and electric generation	4,738	2%	5,343	2%	5,022	2%
Interruptible	120	—%	81	—	114	—
Off-system & capacity release	4,270	2%	3,023	1%	2,070	1%
Other revenues	2,582	1%	2,131	1%	1,752	1%
Margin before incentive mechanisms	253,314	100%	235,850	102%	204,589	96%
CIRT mechanism	—	—%	—	—%	2,204	1%
CIP mechanism	(1,798)	(1)%	(4,529)	(2)%	5,310	3%
EET mechanism	2,263	1%	937	—	494	—
Utility Margin **	$253,779	100%	$232,258	100%	$212,597	100%
Number of Customers at Year End:
Residential	348,093	93%	342,155	93%	337,936	93%
Commercial	24,565	7%	24,253	7%	23,873	7%
Industrial	442	—	446	—	447	—
Total Customers	373,100	100%	366,854	100%	362,256	100%
Annual Degree-Days***	4,402		4,872		4,658

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

Throughput - Total gas throughput decreased 1.5 million decatherm (MMdts), or 1.0%, from 2014 to 2015 due to lower throughput in the firm markets. Residential firm sales and transportation throughput decreased by 1.4 MMdts as a result of weather that was 9.6% warmer than prior year, however, the largest decline in firm throughput was experienced in cogeneration transportation, as reflected under “Firm Transportation - Cogeneration and electric generation” in the Throughput table above. Supply disruptions at a cogeneration facility in our territory during 2014 created opportunity for SJG. That customer was being supplied directly by an interstate pipeline. However, with the disruption, SJG had transported a significant volume of commodity to this cogeneration facility to meet its needs in 2014. That disruption has since been remedied, resulting in lower firm transportation throughput in 2015. Partially offsetting these decreases was a 5.2 MMdts increase in Off-System Sales (OSS) throughput from 2014 to 2015. This was primarily due to warmer than normal weather, which created less demand in the Company’s service territory and more supply available for OSS.

Total gas throughput increased 26.5 MMdts, or 23.8%, from 2013 to 2014 primarily due to higher capacity release. Capacity release increased 22.1 MMdts as a result of the expiration of an Asset Management Agreement (AMA) that was in effect during 2013. Volumes released under AMA's are not included in the throughput table above. The capacity previously committed under the expired AMA was available to be released during 2014. While capacity release can create significant volatility in throughput, it has little impact on revenue and margin generated from such activity. Firm throughput increased 4.8 MMdts, or 7.9%, during 2014 as a result of weather that was 4.6% colder than the previous year and the addition of 4,598 customers during 2014, representing 1.3% customer growth. In addition, supply disruptions at a cogeneration facility in our territory during 2014 created opportunity for SJG, as discussed above. Partially offsetting these increases was a 0.5 MMdts reduction in electric generation firm sales to a regional electric generation customer. This resulted from lower weather-driven demand for electric generation during the 2014 summer season as weather was not as hot as in the previous summer.

Operating Revenues – Revenues increased $32.4 million, or 6.5%, during 2015 compared with 2014, due to higher firm revenue. Total firm revenue increased $31.1 million, or 7.1%, in 2015 as a result of the settlement of SJG’s base rate case and a 22.1% increase in SJG’s periodic BGSS rate, both effective October 1, 2014, as discussed in Note 3 and 4 to the financial statements. SJG subsequently decreased its periodic BGSS rate by 18.6% effective October 1, 2015; however, the impact of the higher rate in effect for the majority of the year increased revenue by approximately $25.4 in 2015, compared with 2014. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed below under the caption "Margin (pre-tax)". In addition, the settlement of SJG’s base rate case added $15.5 million of incremental revenue to 2015, compared with 2014. The addition of 6,246 additional customers in 2015 also contributed to higher firm revenue; however, the impact of 9.6% warmer weather more than offset the impact of customer growth during the year. While warmer weather decreased firm sales volume and revenue, the revenue decrease has little impact on Company profitability under the operation of the Conservation Incentive Program (CIP), as discussed below under the caption "Margin (pre-tax)."

Revenues increased $55.4 million, or 12.4%, during 2014 compared with 2013, due to higher firm sales and Off-System Sales (OSS). Total firm revenue increased $45.2 million, or 11.4%, in 2014 as a result of 4.6% colder weather and 4,598 additional customers compared with 2013, as previously discussed under "Throughput." While colder weather increased firm sales revenue, the revenue increase has little impact on Company profitability under the operation of the CIP, as previously discussed. As further discussed under "Margin (pre-tax)," the roll in of certain capital investments into base rates effective October 1, 2013, increased revenue by approximately $10.4 million during 2014. Effective October 1, 2014, the Company also had a base rate increase and a 22.1% increase in its periodic BGSS rate, as discussed above. The impact of these rate increases on revenue was $7.1 million and $4.9 million, respectively.

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

Margin (pre-tax) - Our margin is defined as natural gas revenues less natural gas costs; volumetric and revenue based energy taxes; and regulatory rider expenses. We believe that margin provides a more meaningful basis for evaluating utility operations than revenues since natural gas costs, energy taxes and regulatory rider expenses are passed through to customers, and, therefore, have no effect on our profitability. Natural gas costs are charged to operating expenses on the basis of therm sales at the prices approved by the BPU through our BGSS tariff.

Total Margin in 2015 increased $21.5 million, or 9.3%, from 2014 primarily due to the settlement of the base rate case effective October 1, 2014 and customer additions. The base rate case settlement contributed approximately $15.5 million in additional margin in 2015. Net customer additions of 6,246 over the twelve-month period ended December 31, 2015, representing 1.7% growth over the prior year, contributed approximately $3.7 million in additional margin.

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

The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the margin table and the CIP table above, the CIP mechanism reduced margin by $1.8 million, or $1.0 million after taxes, during 2015, primarily due to customer usage variations.

The CIP mechanism reduced margin by $4.5 million, or $2.7 million after taxes, during 2014, primarily due to weather that was colder than normal. The CIP protected $5.3 million, or $3.1 million after taxes, of margin during 2013 that would have been lost due to lower customer usage.

Operating Expenses - A summary of changes in other operating expenses (in thousands):

	2015 vs. 2014	2014 vs. 2013
Operations	$5,408	$16,623
Maintenance	$2,726	$322
Depreciation	$4,041	$3,549
Energy and Other Taxes	$271	$(4,102)

Operations – Operations expense increased $5.4 million during 2015, as compared with 2014. The increase is primarily comprised of the following:

•
Expenses associated with write-offs of uncollectible customer accounts receivable increased $4.3 million in 2015, as compared with 2014. The increase in write-offs resulted from an increase in the aging of receivables following a very cold 2014-2015 winter season.

•
SJG also increased its reserve for uncollectible accounts, resulting in $1.5 million of additional expense in 2015, as compared with 2014. Changes in the uncollectible reserve are the result of fluctuations in levels of customer accounts receivables balances. Accounts receivable was higher as of December 31, 2015 due to higher customer billing rates in effect for the majority of 2015, compared with 2014 (See discussion under “Rates and Regulatory Actions"), in addition to customer growth.

•	Customer service expense increased $1.5 million in 2015, compared with 2014, due to increased staffing levels to achieve desired customer satisfaction levels and increased collection activities.

•
The cost of providing postretirement healthcare and pension costs increased $1.2 million in 2015, compared with 2014, as the result of lower discount rates used to calculate such costs in 2015 (See discussion under “Pension and Other Postretirement Benefits”).

•
Expense associated with the operation of the Company’s management systems increased $1.5 million in 2015, compared with 2014, primarily due to incremental cost associated with the new customer billing and work management systems placed in service near the end of 2014.

•
These were partially offset by lower expenses associated with the New Jersey Clean Energy Program and Energy Efficiency Programs which decreased $4.2 million in 2015, compared with 2014. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting decrease in revenues during 2015.

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

Maintenance – Maintenance expense increased $2.7 million during 2015, compared with 2014, due to the BPU-approved amortization and recovery of previously deferred maintenance costs, primarily those associated with a federally-mandated pipeline integrity management program. Such amortizations, which are being recovered through an offsetting amount in revenues beginning in October 2014, were $0.8 million higher in 2015, compared with 2014. SJG experienced an increase in Remediation Adjustment Clause (RAC) expense amortization of $0.9 million over 2014, primarily as a result of increased spending on environmental remediation in recent years. As discussed in Notes 3 and 4 to the financial statements, RAC costs are recovered from ratepayers; therefore, SJG experienced an offsetting change in revenue during 2015. Also contributing to the increase in maintenance expense was higher distribution operations expense. Such expenses increased $1.1 million in 2015, compared with 2014, as a result of increased field activity related to the maintenance of services.

Maintenance expense increased $0.3 million during 2014, compared with 2013, primarily due to the amortization of previously deferred costs that were approved for recovery in the Company's September 2014 rate case settlement. See Notes 3 and 4 to the financial statements.

Depreciation - Depreciation expense increased $4.0 million and $3.5 million in 2015 and 2014, respectively, due mainly to our continuing investment in utility plant. SJG’s investment in utility plant during 2015, 2014 and 2013 was $207.8 million, $200.0 million and $161.5 million, respectively. The increased spending in recent years was a direct result of New Jersey's stimulus and infrastructure improvement efforts, which included the approval of SJG’s AIRP and SHARP, as discussed under “Rates and Regulation,”in addition to significant investment in new technology systems, as previously discussed under Operations Expense.

Energy and Other Taxes –Changes in Energy and Other Taxes in 2015, compared with 2014, were not significant. The decrease in 2014, compared with 2013, was due to the elimination of the Company's primary energy tax, the Transitional Energy Facilities Assessment, effective January 1, 2014. As this tax was passed through to customers, this decrease in expense had no impact on the financial results of the Company.

Other Income and Expense - Other income and expense was $1.7 million lower in 2015, compared to 2014, primarily due to poor financial market performance during the latter part of the year. In 2015, SJG realized a loss of $0.3 million on its available-for-sale securities, compared to a realized gain of $0.9 million in 2014. Also adding to Other Income in 2014 was a higher allowance for equity funds used during construction as the Company made significant investment in new technology systems. As those investments in systems grew from 2013 to 2014, so did the resulting income. However, once placed in service in the latter part of 2014, such income ceased.

Interest Charges – Interest charges increased $2.0 million and $5.3 million in 2015 and 2014, respectively, as a result of rolling in investments of SJG’s accelerated investment programs into rates in each of the prior two year. Capital investments under the Company’s AIRP and CIRT programs were rolled into base rates effective October 1, 2014 and 2013, respectively. Such program spend was permitted by the BPU to accrue interest on construction, which reduces interest expense, until such time they were rolled into base rates. The Company also placed two major technology systems into service during the fourth quarter of 2014, thereby lowering the capitalization of interest on construction from 2014 to 2015. The increase from 2013 to 2014 was principally related to an incremental $68.0 million of higher-priced, long-term debt outstanding.

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

Cash Flows from Operating Activities - Cash generated from operating activities constitutes our primary source of liquidity and varies from year-to-year due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and recoveries provided through our various rate mechanisms. Net cash provided by operating activities was $164.6 million in 2015, $103.5 million in 2014 and $148.8 million in 2013.

Net cash provided by operations increased in 2015 as compared with 2014 due to higher collections of previously deferred gas costs. Collection of those gas costs had been deferred under the BGSS clause in 2014 as a result of the extremely cold weather experienced during the first quarter of 2014. This benefit was offset by a $12.0 million pension contribution made by SJG as a result of a decline in the discount rate and new mortality tables released at the end of 2014, both of which negatively impacted the funding status of the pension plans. No such contribution was made in 2014. The Company strives to keep its pension plans fully funded. When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, the Company increases its contributions to supplant that funding shortfall.

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

Cash Flows from Investing Activities - We have a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital expenditures was $207.8 million, $200.0 million and $161.5 million in 2015, 2014 and 2013, respectively, primarily due to infrastructure improvements that continue to support SJG’s growth. The increased capital expenditures during the past three years were the direct result of the Company’s CIRT, AIRP and SHARP programs; the CIRT and AIRP programs began in 2009 and the SHARP program began in 2014. See additional details under “Rates and Regulation.”

For capital expenditures, including those under the CIRT , AIRP and SHARP, SJG expects to use short-term borrowings under both our commercial paper program and lines of credit from commercial banks to finance capital expenditures as incurred.  From time to time, the Company may refinance the short-term debt incurred to support capital expenditures with long-term debt.

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

In January 2014, SJG issued $30.0 million aggregate principal amount of 4.23% Medium Term Notes (MTN's) due January 2030.In June 2014, SJG entered into a $200.0 million multiple-draw term facility offered by a syndicate of banks, which expires in June 2017. SJG can draw under this facility through June, 2016 and this facility bears interest at a floating rate based on a variable base rate or LIBOR plus, in each case, a spread determined by SJG's credit ratings. As of December 31, 2015, SJG had borrowed an aggregate $139.0 million under this facility and the proceeds were used to pay down short-term debt.

In July 2014, SJG retired $11.0 million aggregate principal amount of 4.52% MTN's at maturity. In September 2014, SJG retired $10.0 million aggregate principal amount of 5.115% MTN's at maturity.

In August 2015, SJG retired $10.0 million aggregate principal amount of 5.387% MTN's at maturity. In September 2015, SJG redeemed early $0.1 million of the $25.0 million aggregate principal amount variable rate demand bonds that were issued in September 2008. SJG had previously spent all but $0.1 million of the debt proceeds and was permitted under the debt agreement to utilize those remaining funds to redeem the debt early. In December 2015, SJG paid $909,000 toward the principal amount of 3.63% MTN's due December 2025.

SJI contributed an equity infusion of $25.0 million in each of 2014 and 2013. SJI did not contribute any equity to SJG in 2015.

Credit facilities and available liquidity as of December 31, 2015 were as follows (in thousands):

	Total Facility	Usage		Available Liquidity	Expiration Date
Commercial Paper/Revolving Credit Facility	$200,000	$136,600	(A)	$63,400	May 2018

Uncommitted Bank Lines	10,000	—		10,000	August 2016

Total	$210,000	$136,600		$73,400

(A) Includes letters of credit outstanding in the amount of $2.2 million.

The revolving credit facility contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJG was in compliance with this covenant as of December 31, 2015.

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

Average borrowings outstanding under these credit facilities during the twelve months ended December 31, 2015 and 2014 were $118.1 million and $52.3 million, respectively. The maximum amount outstanding under these credit facilities during the twelve months ended December 31, 2015 and 2014 were $162.3 million and $105.0 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our future liquidity needs.

In December 2015, SJG filed a petition with the New Jersey Board of Public Utilities to issue up to $400.0 million of long-term debt securities in various forms including MTN's and unsecured debt, with maturities of more than 12 months, over the next three years. This petition is pending approval.

As of December 31, our capital structure was as follows:

	2015	2014
Common Equity	49%	51%
Long-Term Debt	42%	41%
Short-Term Debt	9%	8%

Total	100%	100%

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for capital expenditures for 2015 amounted to $207.8 million. Management estimates net cash outflows for construction projects for 2016, 2017 and 2018, to be approximately $232.3 million, $290.8 million and $179.4 million, respectively. Costs for remediation projects for the year of 2015 amounted to $22.1 million, net of recoveries from ratepayers. Total cash outflows for remediation projects are expected to be $48.3 million, $23.9 million and $16.8 million for 2016, 2017, and 2018, respectively, prior to recoveries from ratepayers. As discussed in Notes 3 and 12 to the financial statements, environmental remediation costs are subject to recovery from ratepayers: however, recovery from insurance carriers has been exhausted as policy limits have been reached. The recoveries from ratepayers under the RAC mechanism are expected to approximate $4.9 million, $17.5 million and $19.4 million in 2016, 2017, and 2018, respectively.

STANDBY LETTER OF CREDIT - SJG provided a $25.2 million letter of credit, under a separate credit facility from those it borrows under to provide liquidity support for the remarketing of variable-rate demand bonds issued through the NJEDA. The bonds were used to finance the expansion of SJG’s natural gas distribution system, as discussed in Note 7 to the financial statements. The replacement letter of credit expires in August 2018, and as a result, the related bonds are included in long-term debt.

We have certain commitments for both pipeline capacity and gas supply for which we pay fees regardless of usage. Those commitments as of December 31, 2015, average $75.4 million annually and total $342.6 million over the contracts’ lives. Approximately 38% of the financial commitments under these contracts expire during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. We recover all prudently incurred fees through rates via the BGSS clause.

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

The following table summarizes our contractual cash obligations and their applicable payment due dates as of December 31, 2015 (in thousands):

Contractual Cash Obligations	Total	Up to 1 Year	Years 2 & 3	Years 4 & 5	More than 5 Years
Principal Payments on Long-Term Debt	$611,991	$27,909	$193,818	$36,818	$353,446
Interest on Long-Term Debt	201,805	22,296	38,954	31,429	109,126
Commodity Supply Purchase Obligations	371,692	79,230	107,066	44,182	141,214
Environmental Remediation Costs	123,194	48,323	40,744	8,469	25,658
Construction Obligations	32,175	32,175	—	—	—
Operating Leases	340	153	136	51	—
New Jersey Clean Energy Program	12,410	12,410	—	—	—
Other Purchase Obligations	1,070	1,070	—	—	—

Total Contractual Cash Obligations	$1,354,677	$223,566	$380,718	$120,949	$629,444

Expected asset retirement obligations and the liability for unrecognized tax benefits are not included in the table above as the total obligation cannot be calculated due to the subjective nature of these costs and timing of anticipated payments. SJG made contributions to its employee pension plans totaling $12.0 and $9.1 million in January 2015 and 2013, respectively. Future pension contributions cannot be determined at this time. Our regulatory obligation to contribute $3.6 million annually to our postretirement benefit plans’ trusts, as discussed in Note 11 to the financial statements, is also not included as its duration is indefinite.

Off-Balance Sheet Arrangements - We have no off-balance sheet financing arrangements.

Pending Litigation - SJG is subject to claims which arise in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims.  The Company has accrued approximately $0.8 million and $0.5 million related to all claims in the aggregate, as of December 31, 2015 and 2014, respectively. Management does not believe that it is reasonably possible that there would be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims to have a material effect on our financial position, results of operations or liquidity.

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

We transact commodities on a physical and financial basis. South Jersey Resources Group, LLC (SJRG), an affiliate by common ownership, previously managed some of our risk by entering into the types of transactions noted above. As part of our gas purchasing strategy, we use financial contracts to hedge against forward price risk. These contracts are recoverable through our BGSS, subject to BPU approval. The majority of our contracts are typically less than twelve-months long.

The fair value and maturity of these energy trading and hedging contracts determined using mark-to-market accounting as of December 31, 2015 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$335	$64	$399
Prices Provided by Other External Sources (Basis)	143		143
Prices based on internal models or other valuable methods	599	—	599

Total	$1,077	$64	$1,141

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$5,073	$351	$5,424
Prices based on internal models or other valuable methods	416	—	416

Total	$5,489	$351	$5,840

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts are 8.3 MMdt with a weighted-average settlement price of $3.10 per dt. Contracted volumes of our Basis contracts are 1.4 MMdt with a weighted average settlement price of $(0.10) per dt.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2015	$(5,552)
Contracts Settled During the Twelve Months ended December 31, 2015, Net	4,254
Other Changes in Fair Value from Continuing and New Contracts, Net	(3,401)
Net Derivatives — Energy Related Liability, December 31, 2015	$(4,699)

The change in our derivative position from a $5.6 million liability at December 31, 2014 to a $4.7 million liability at December 31, 2015 is primarily due to the settlement of contracts partially offset by the change in fair value of our financial positions.

Interest Rate Risk - Our exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt outstanding at December 31, 2015, was $273.4 million and averaged $203.4 million during 2015. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $1.2 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2015 - 20 b.p. increase; 2014 - 32 b.p. increase; 2013 - 14 b.p. decrease; 2012 - 1 b.p. decrease; and 2011 - 14 b.p. decrease. As of December 31, 2015, our average interest rate on variable-rate debt was 0.89%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of December 31, 2015, the interest costs on all but $139.0 million of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
South Jersey Gas Company
Folsom, New Jersey

We have audited the accompanying balance sheets of South Jersey Gas Company (the "Company") as of December 31, 2015 and 2014, and the related statements of income, comprehensive income, cash flows, and changes in common equity and comprehensive income, for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)2.  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of South Jersey Gas Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 29, 2016

SOUTH JERSEY GAS COMPANY
STATEMENTS OF INCOME
(In Thousands)

	Year Ended December 31,
	2015	2014	2013
Operating Revenues	$534,290	$501,875	$446,480
Operating Expenses:
Cost of Sales (Excluding depreciation)	245,290	231,216	200,081
Operations	107,836	102,428	85,805
Maintenance	16,183	13,457	13,135
Depreciation	41,365	37,324	33,775
Energy and Other Taxes	4,031	3,760	7,862
Total Operating Expenses	414,705	388,185	340,658
Operating Income	119,585	113,690	105,822
Other Income and Expense	3,844	5,560	3,797
Interest Charges	(19,906)	(17,872)	(12,550)
Income Before Income Taxes	103,523	101,378	97,069
Income Taxes	(36,945)	(34,895)	(34,833)
Net Income	$66,578	$66,483	$62,236

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2015	2014	2013
Net Income	$66,578	$66,483	$62,236

Other Comprehensive Income (Loss), Net of Tax:*

Postretirement Liability Adjustment	1,617	(3,165)	2,286
Unrealized (Loss) Gain on Available-for-Sale Securities	(23)	(472)	103
Unrealized Gain on Derivatives - Other	23	27	27

Other Comprehensive Income (Loss) - Net of Tax*	1,617	(3,610)	2,416

Comprehensive Income	$68,195	$62,873	$64,652

* Determined using a combined statutory tax rate of 40% in each of 2015 and 2014 and 41% in 2013.

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net Income	$66,578	$66,483	$62,236
Provided by Operating Activities:
Depreciation and Amortization	58,668	52,155	48,261
Provision for Losses on Accounts Receivable	14,689	9,417	4,232
CIP Receivable/Payable	(7,324)	15,226	21,160
Deferred Gas Costs - Net of Recoveries	28,648	(44,976)	5,473
Deferred SBC Costs - Net of Recoveries	9,557	11,048	2,393
Environmental Remediation Costs - Net of Recoveries	(22,058)	(8,248)	(438)
Deferred and Noncurrent Income Taxes and Credits - Net	39,148	32,193	31,940
Gas Plant Cost of Removal	(5,096)	(4,848)	(6,092)
Pension Contribution	(12,020)	—	(9,100)
Changes in:
Accounts Receivable	8,597	(14,667)	(20,574)
Inventories	11,198	(3,820)	(7,153)
Prepaid and Accrued Taxes - Net	(7,129)	(6,508)	9,456
Other Prepayments and Current Assets	(9,717)	131	(476)
Gas Purchases Payable	(13,423)	(1,873)	9,306
Accounts Payable and Other Accrued Liabilities	(2,264)	11,302	(5,107)
Other Assets	4,996	(7,481)	(7,323)
Other Liabilities	1,576	(2,006)	10,565
Net Cash Provided by Operating Activities	164,624	103,528	148,759

Cash Flows from Investing Activities:
Capital Expenditures	(207,785)	(200,008)	(161,498)
Note Receivable	(9,916)	—	—
Net Sale (Purchase) of Restricted Investments in Margin Accounts	1,091	(7,281)	588
Net Sale of Restricted Investments from Escrowed Loan Proceeds	101	—	—
Investment in Long-Term Receivables	(19,033)	(13,024)	(7,182)
Proceeds from Long-Term Receivables	8,769	6,544	5,764
Net Cash Used in Investing Activities	(226,773)	(213,769)	(162,328)

Cash Flows from Financing Activities:
Net Borrowings from (Repayments of) Short-Term Credit Facilities	33,000	35,900	(36,600)
Proceeds from Issuance of Long-Term Debt	80,000	89,000	50,000
Principal Repayments of Long-Term Debt	(11,009)	(21,000)	(25,000)
Payments for Issuance of Long-Term Debt	(9)	(627)	(411)
Dividends on Common Stock	(40,764)	(18,201)	—
Additional Investment by Shareholder	—	25,000	25,000
Tax Deficiency from Restricted Stock Plan	(72)	(73)	(78)
Net Cash Provided by Financing Activities	61,146	109,999	12,911

Net Decrease in Cash and Cash Equivalents	(1,003)	(242)	(658)
Cash and Cash Equivalents at Beginning of Period	1,778	2,020	2,678

Cash and Cash Equivalents at End of Period	$775	$1,778	$2,020

Supplemental Disclosures of Cash Flow Information
Interest (Net of Amounts Capitalized)	$19,373	$17,832	$12,234
Income Taxes (Net of Refunds)	$(1,665)	$(7,690)	$(5,056)

Supplemental Disclosures of Noncash Investing Activities
Property and equipment acquired on account but not paid at year-end	$24,857	$17,551	$20,055

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
BALANCE SHEETS
(In Thousands)

	December 31, 2015	December 31, 2014
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,211,239	$2,002,966
Accumulated Depreciation	(440,473)	(413,597)

Property, Plant and Equipment - Net	1,770,766	1,589,369

Investments:
Available-for-Sale Securities	8,788	8,894
Restricted Investments	6,769	7,961

Total Investments	15,557	16,855

Current Assets:
Cash and Cash Equivalents	775	1,778
Notes Receivable	9,916	—
Accounts Receivable	64,445	60,535
Accounts Receivable - Related Parties	1,972	1,157
Unbilled Revenues	25,613	49,910
Provision for Uncollectibles	(9,778)	(6,601)
Natural Gas in Storage, average cost	14,294	25,325
Materials and Supplies, average cost	937	1,104
Deferred Income Taxes - Net	—	44,064
Prepaid Taxes	21,483	13,601
Derivatives - Energy Related Assets	1,077	2,051
Other Prepayments and Current Assets	13,405	3,688

Total Current Assets	144,139	196,612

Regulatory and Other Noncurrent Assets:
Regulatory Assets	323,434	357,160
Unamortized Debt Issuance Costs	6,628	7,382
Long-Term Receivables	24,950	15,223
Derivatives - Energy Related Assets	64	—
Other	2,666	3,071

Total Regulatory and Other Noncurrent Assets	357,742	382,836

Total Assets	$2,288,204	$2,185,672

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
BALANCE SHEETS
(In Thousands, except per share amounts)

	December 31, 2015	December 31, 2014
Capitalization and Liabilities
Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	250,827	250,899
Accumulated Other Comprehensive Loss	(12,862)	(14,479)
Retained Earnings	464,114	438,300

Total Common Equity	707,927	680,568

Long-Term Debt	584,082	507,091

Total Capitalization	1,292,009	1,187,659

Current Liabilities:
Notes Payable	134,400	101,400
Current Portion of Long-Term Debt	27,909	35,909
Accounts Payable - Commodity	8,936	22,359
Accounts Payable - Other	40,579	32,711
Accounts Payable - Related Parties	7,552	11,249
Derivatives - Energy Related Liabilities	5,489	6,305
Customer Deposits and Credit Balances	19,531	17,626
Environmental Remediation Costs	48,323	28,480
Taxes Accrued	1,930	1,177
Pension Benefits	2,227	1,515
Interest Accrued	5,989	6,099
Other Current Liabilities	5,686	6,580

Total Current Liabilities	308,551	271,410

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	42,841	41,899
Deferred Income Taxes - Net	432,674	435,022
Environmental Remediation Costs	74,871	95,828
Asset Retirement Obligations	57,219	41,976
Pension and Other Postretirement Benefits	65,491	95,241
Investment Tax Credits	—	149
Derivatives - Energy Related Liabilities	351	1,298
Derivatives - Other	7,631	7,325
Other	6,566	7,865

Total Regulatory and Other Noncurrent Liabilities	687,644	726,603

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,288,204	$2,185,672

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CHANGES IN COMMON EQUITY AND COMPREHENSIVE INCOME
(In Thousands)

	Common Stock	Other Paid-In Capital and Premium on Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2013	$5,848	$201,050	$(13,285)	$327,782	$521,395
Net Income				62,236	62,236
Other Comprehensive Gain, Net of Tax: (a)			2,416		2,416
Cash Dividends Declared – Common Stock				—	—
Additional Investment by Shareholder		25,000			25,000
Tax Deficiency from Restricted Stock Plan		(78)			(78)

Balance at December 31, 2013	5,848	225,972	(10,869)	390,018	610,969
Net Income				66,483	66,483
Other Comprehensive Loss, Net of Tax: (a)			(3,610)		(3,610)
Cash Dividends Declared – Common Stock				(18,201)	(18,201)
Additional Investment by Shareholder		25,000			25,000
Tax Deficiency from Restricted Stock Plan		(73)			(73)

Balance at December 31, 2014	5,848	250,899	(14,479)	438,300	680,568
Net Income				66,578	66,578
Other Comprehensive Gain, Net of Tax: (a)			1,617		1,617
Cash Dividends Declared – Common Stock				(40,764)	(40,764)
Additional Investment by Shareholder		—			—
Tax Deficiency from Restricted Stock Plan		(72)			(72)

Balance at December 31, 2015	$5,848	$250,827	$(12,862)	$464,114	$707,927

 (a)  Determined using a combined statutory tax rate of 40% in each of 2015 and 2014 and 41% in 2013.

The accompanying notes are an integral part of the financial statements.

Disclosure of Changes in Accumulated Other Comprehensive Loss Balances (a)
(In Thousands)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$(12,958)	$294	$(621)	$(13,285)
Changes During Year	2,286	103	27	2,416
Balance at December 31, 2013	(10,672)	397	(594)	(10,869)
Changes During Year	(3,165)	(472)	27	(3,610)
Balance at December 31, 2014	(13,837)	(75)	(567)	(14,479)
Changes During Year	1,617	(23)	23	1,617
Balance at December 31, 2015	$(12,220)	$(98)	$(544)	$(12,862)

(a)  Determined using a combined statutory tax rate of 40% in each of 2015 and 2014 and 41% in 2013.

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Entity - South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of South Jersey Gas Company (SJG). In our opinion, the financial statements reflect all normal and recurring adjustments needed to fairly present our financial position and operating results at the dates and for the periods presented.

Certain reclassifications have been made to the prior period's regulatory liabilities disclosure to conform to the current period presentation. The societal benefits cost previously included in "Other Regulatory Liabilities" were reclassified to the line item "Societal Benefits Costs Payable" in the regulatory liabilities table disclosed in Note 4.

Certain reclassifications have been made to the prior period's deferred tax asset/liability disclosure to conform to the current period presentation. The breakout of current and noncurrent assets/liabilities previously disclosed in Note 6 was reclassified to separate deferred tax assets and deferred tax liabilities.

Equity Investments - Marketable equity securities that are purchased as long-term investments are classified as Available-for-Sale Securities and carried at their fair value on our balance sheets. Any unrealized gains or losses are included in Accumulated Other Comprehensive Loss. An impairment loss is recorded when there is clear evidence that a decline in value is other than temporary. No impairment losses were recorded on Investments during 2015, 2014 or 2013.

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

Revenue and Throughput-Based Taxes - SJG collects certain revenue-based energy taxes from our customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. The PUA is included in both revenues and cost of sales and totaled $1.2 million, $1.1 million and $1.2 million in 2015, 2014 and 2013, respectively. In prior years, SJG had collected a throughput-based energy tax from customers in the form of a Transitional Energy Facility Assessment (TEFA ). The TEFA was included in both revenues and cost of sales and totaled $4.0 million in 2013. The TEFA was eliminated effective January 1, 2014.

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

Property, Plant & Equipment - For regulatory purposes, utility plant is stated at original cost, which may be different than our cost if the assets were acquired from another regulated entity. The cost of adding, replacing and renewing property is charged to the appropriate plant account. Utility Plant balances as of December 31, 2015 and 2014 were comprised of the following (in thousands):

	2015	2014
Utility Plant:
Production Plant	$296	$296
Storage Plant	20,872	23,023
Transmission Plant	252,934	248,737
Distribution Plant	1,702,148	1,547,218
General Plant	163,420	103,604
Other Plant	1,855	1,855
Utility Plant in Service	2,141,525	1,924,733
Construction Work in Progress	69,714	78,233
Total Utility Plant	$2,211,239	$2,002,966

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

ARO activity during 2015 and 2014 was as follows (in thousands):

	2015	2014
ARO as of January 1,	$41,976	$41,178
Accretion	1,658	1,595
Additions	621	664
Settlements	(1,110)	(1,461)
Revisions in Estimated Cash Flows *	14,074	—
ARO as of December 31,	$57,219	$41,976
* The revision in estimated cash flows in 2015 reflects an increase in the contractual cost to settle ARO. A corresponding increase was made to Regulatory Assets, thus having no impact on earnings.

Depreciation - We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.2% in 2015, 2.2% in 2014 and 2.3% in 2013. The actual composite rate may differ from the approved rate as the asset mix changes over time. Except for retirements outside of the normal course of business, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage. Effective October 1, 2014, SJG's composite depreciation rate was reduced from 2.4% to 2.1%. See Note 3.

Capitalized Interest - We capitalize interest on construction at the rate of return on rate base utilized by the BPU to set rates in our last base rate proceeding. For our accelerated infrastructure programs, we capitalize interest on construction at a rate prescribed by the programs (See Note 3). Capitalized interest is included in Utility Plant on the balance sheets. Interest Charges are presented net of capitalized interest on the statements of income. We capitalized interest of $2.8 million in 2015, $4.4 million in 2014 and $8.2 million in 2013. The decrease in 2015 is primarily related to major IT systems being placed in service in 2014. The decrease in 2014 is related to the CIRT projects rolling into customer rates effective October 31, 2013. Under the CIRT, qualified capital expenditures continued to accrue interest on construction until such projects were rolled into customer rates and recovery of the expenditures commenced. All CIRT program investments have been rolled into rate base and the CIRT program is now concluded. See Note 3 for additional discussion of the CIRT programs.

Impairment of Long-Lived Assets - We review the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the years ended 2015, 2014 and 2013, no significant impairments were identified.

Derivative Instruments - SJG uses a variety of derivative instruments to limit its exposure to market risk in accordance with strict guidelines (See Note 14). These contracts, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives – Energy Related Assets or Derivatives – Energy Related Liabilities on the balance sheets. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the balance sheets.

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

NEW ACCOUNTING PRONOUNCEMENTS - Other than as described below, no new accounting pronouncement issued or effective during 2015, 2014 or 2013 had, or is expected to have, a material impact on the financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606); This ASU supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and in most industry-specific topics. The new guidance identifies how and when entities should recognize revenue. The new rules establish a core principle requiring the recognition of revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

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

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The adoption of this guidance will not have an impact on the Company's financial statement results; however, balance sheet presentations will be modified to conform to this guidance.

Also in April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). This ASU provides guidance to customers (a) in determining whether a cloud computing arrangement includes a software license, and (b) on how the arrangement should be accounted for, depending on whether or not it includes a software license. The amended guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company does not expect this standard to have a significant impact on its financial statements upon adoption.

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

In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU states that, given the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements within ASU 2015-03 (defined above), the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of credit arrangement. The adoption of this standard did not have an impact on the Company's financial statement results.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. Early adoption is permitted for financial statements that have not previously been issued. This ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted this guidance, prospectively, as of December 31, 2015 (see note 6).

2.	STOCK-BASED COMPENSATION PLANS:

In April 2015, SJI adopted its 2015 Omnibus Equity Compensation Plan, which replaced its previous Stock Based Compensation Plan. Officers and other key employees of SJG participate in the plans of SJI. Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets as compared to a peer group average, which can cause the actual amount of shares that ultimately vest to range from between 0% to 200% of the original share units granted.

In 2015, SJI also granted time-based shares of restricted stock, one-third of which vests annually over a three-year period and is limited to 100% payout. Vesting of time-based grants is contingent upon SJI achieving a return on equity (ROE) of at least 7% during the initial year of the grant and meeting the service requirement. Provided that the 7% ROE requirement is met in the initial year, payout is solely contingent upon the service requirement being met in years two and three of the grant. In 2015, SJG Officers and other key employees were granted 7,878 shares of time-based restricted stock, which are included in the shares table below.

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

Through 2014, grants containing earnings-based targets were based on SJI's earnings per share (EPS) growth rate relative to a peer group to measure performance. Beginning in 2015, earnings-based performance targets include predefined EPS and ROE goals to measure performance. As EPS-based and ROE-based grants are contingent upon performance and service conditions, SJI is required to measure and recognize stock-based compensation expense based on the fair value at the date of grant over the requisite three-year period of each award. The fair value is measured as the market price at the date of grant. The initial accruals of compensation expense are based on the estimated number of shares expected to vest, assuming the requisite service is rendered and probable outcome of the performance condition is achieved. That estimate is revised if subsequent information indicates that the actual number of shares is likely to differ from previous estimates. Compensation expense is ultimately adjusted based on the actual achievement of service and performance targets.

We are allocated a portion of SJI's compensation cost during the vesting period. We accrue a liability and record compensation cost over the requisite three-year service period based on the grant date fair value as described above for each type of grant. Upon vesting, we make a cash payment to SJI equal to the amounts accrued as compensation cost during the vesting period. Since the inception of the plans, our expense recognition policy has been consistent with the expense recognition policy at SJI.

The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at December 31, 2015, and the assumptions used to estimate the fair value of the awards:

Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
2014 - TSR	10,287	$21.31	20.0%	0.80%
2014 - EPS	10,287	$27.22	n/a	n/a
2015 - TSR	7,250	$26.31	16.0%	1.10%
2015 - EPS, ROE, Time	18,651	$29.47	n/a	n/a

Expected volatility is based on the actual volatility of SJI’s share price over the preceding three-year period as of the valuation date. The risk-free interest rate is based on the zero-coupon U.S. Treasury Bond, with a term equal to the three-year term of the Officers' and other key employees' restricted shares. As notional dividend equivalents are credited to the holders during the three year service period, no reduction to the fair value of the award is required.

The cost for restricted stock awards was $0.3 million, $0.2 million and $0.4 million in 2015, 2014 and 2013, respectively. Of these costs, approximately one half was capitalized to Utility Plant in each of those years. As of December 31, 2015, there was $0.7 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the restricted stock plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes information regarding restricted stock award activity during 2015, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2015	36,794	$24.10

Granted	26,266	$28.58
Vested*	(15,948)	$23.89
Cancelled/Forfeited	(637)	$26.71
Nonvested Shares Outstanding, December 31, 2015	46,475	$26.67

* Based on performance information available at the filing of this report, management does not expect to award shares associated with the 2013 grants to officers and other key employees in 2016.

Performance targets during the three-year vesting periods were not attained for the 2011 or 2012 grants that vested at December 31, 2013 and 2014, respectively. As a result, no shares were awarded in 2014 or 2015. During 2013, SJG awarded 12,901 shares that had vested at December 31, 2012, to its officers and other key employees at a market value of $0.6 million. SJG has a policy of making cash payments to SJI to satisfy its obligations under the Plan. Cash payments to SJI during 2015, 2014 and 2013 were approximately $0.2 million, $0.4 million and $0.4 million, respectively, relating to stock awards. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

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

Regulatory actions regarding the BGSS were as follows:

•	January 2013 - SJG credited the accounts of its periodic BGSS customers with refunds totaling $9.4 million due to gas costs that were lower than projections.

•	May 2013 - SJG filed its annual BGSS filing with the BPU requesting a $0.6 million reduction in gas cost recoveries.

•	September 2013 - The BPU issued an Order approving, on a provisional basis, SJG’s request for a $0.6 million reduction in gas cost recoveries.

•	January 2014 - SJG credited the accounts of its periodic BGSS customer with refunds totaling $11.2 million due to gas costs that were lower than projected.

•	May 2014 - SJG filed its annual BGSS filing with the BPU requesting a $27.0 million, or a 9.3%, increase in gas cost recoveries.

•	September 2014 - The BPU issued an Order approving, on a provisional basis, SJG’s request for a $27.0 million increase in gas cost recoveries.

•	June 2015 - SJG filed its annual BGSS filing with the BPU, requesting a $28.4 million decrease in gas cost recoveries.

•	September 2015 - The BPU issued an Order approving, on a provisional basis, SJG’s request for a $28.4 million decrease in gas cost recoveries.

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

•
June 2015 - SJG filed its annual CIP filing with the BPU, requesting a decrease in revenues of $11.3 million, which includes a $8.8 million decrease in non-weather related revenues and a $2.5 million decrease in weather related revenues.

•	September 2015 - The BPU issued an Order approving, on a provisional basis, the 2015-2016 CIP rates filed in June 2015, effective October 1, 2015.

Capital Investment Recovery Tracker (CIRT) -  The purpose of the CIRT was to accelerate capital expenditures in an effort to stimulate the economy. The petition requested that we be allowed to earn a return of, and a return on, our investment. On a monthly basis during the CIRT year, SJG recorded adjustments to earnings based on actual CIRT program expenditures, as incurred. In September 2013, the BPU approved the base rate roll in of the CIRT I, II and III program investments effective October 1, 2013, resulting in a $15.5 million increase in annual revenue. This approval also concluded Phase II of the 2010 base rate case. All CIRT program investments have been rolled into rate base and the CIRT program is now concluded.

Accelerated Infrastructure Replacement Program (AIRP) - In July 2012, SJG filed a petition to implement a five-year, $250.0 million Accelerated Infrastructure Replacement Program. In February 2013, the BPU issued an Order approving a $141.2 million program to replace cast iron and unprotected bare steel mains and services over a four-year period, with annual investments of approximately $35.3 million. Pursuant to the Order, AIRP investments are to be reviewed and included in rate base in future base rate proceedings.

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

•
April 2015 - SJG filed a petition seeking a base rate adjustment to increase annual revenues by approximately $4.0 million to reflect approximately $36.6 million of SHARP investments made from July 2014 through June 2015.

•	September 2015 - The BPU approved SJG’s request to increase annual revenues from base rates by $4.0 million, effective October 1, 2015.

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

Regulatory actions regarding the EET/EEP were as follows:

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

•
June 2012 - SJG filed a petition requesting a continuation of the original EEP I to bridge the gap between the expiration of the EEP I program on April 30, 2012, and the implementation of the proposed new EEP II program. This petition was approved by the BPU in August 2012. Also in June 2012, SJG filed its 2012 - 2013 annual EET rate adjustment petition requesting a $5.8 million increase in annual revenues to recover the costs associated with its EEP I program. The BPU approved this petition in September 2014.

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

•
In January 2015 - SJG filed a petition with the BPU seeking to continue offering energy efficiency programs through June 2018 with a proposed budget of $56 million and with the same rate recovery mechanism that exists for its current energy efficiency programs ("EEPs").

•
June 2015, SJG filed its annual EET rate adjustment petition, requesting a $7.6 million decrease in revenues to continue recovering the costs of, and the allowed return on, prior investments associated with EEPs. This petition is currently pending.

•
August 2015, the BPU approved a two year extension of the Company’s EEPs through August 31, 2017, with a program budget of $36.3 million. The BPU’s approval permitted SJG to adjust its EET rate, effective September 1, 2015, to increase annual revenues by $2.6 million, to recover projected costs and the allowed return on the first year of its investments in the EEP extension.

Societal Benefits Clause (SBC) - The SBC allows SJG to recover costs related to several BPU-mandated programs. Within the SBC are a Remediation Adjustment Clause (RAC), a New Jersey Clean Energy Program (NJCEP) and a Universal Service Fund (USF) program.

Regulatory actions regarding the SBC, with the exception of USF which requires separate regulatory filings, were as follows:

•	July 2013 - SJG made its annual 2013-2014 SBC filing requesting a $6.4 million decrease in SBC revenues. The BPU approved this filing in September 2014.

•	July 2014 - SJG made its annual 2014-2015 SBC filing requesting a $25.7 million decrease in SBC revenues. The BPU approved this filing in May 2015.

•	July 2015 - SJG made its annual 2015-2016 SBC filing, requesting a $5.0 million decrease in SBC revenues. This petition is currently pending.

Remediation Adjustment Clause (RAC) - The RAC recovers environmental remediation costs of 12 former gas manufacturing plants (See Note 12). The BPU allows SJG to recover such costs over seven-year amortization periods. The net between the amounts actually spent and amounts recovered from customers is recorded as a regulatory asset, Environmental Remediation Cost Expended - Net. RAC activity affects revenue and cash flows but does not directly affect earnings because of the cost recovery over seven-year amortization periods. As of December 31, 2015 and 2014, we reflected the unamortized remediation costs of $42.0 million and $29.5 million, respectively, on the balance sheet under Regulatory Assets (See Note 4). Since implementing the RAC in 1992, SJG has recovered $110.5 million through rates.

Clean Energy Program Clause (CLEP) - A component of the Societal Benefit Clause (SBC), The CLEP recovers costs associated with state mandated New Jersey Clean Energy Programs (NJCEP) and, as it relates to SJG, the Company's energy efficiency and renewable energy programs. In June 2013, the BPU approved a NJCEP funding level of $345.0 million through June 2014, of which SJG was responsible for $14.5 million. In June 2014, the BPU approved a NJCEP funding level of $345.0 million through June 2015, of which SJG was responsible for $14.5 million. In June 2015, the BPU approved a NJCEP funding level of $345.0 million through June 2016, of which SJG was responsible for $14.6 million.

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

•
June 2015 - SJG made its annual USF filing, along with the State’s other electric and gas utilities, proposing to decrease the statewide gas revenues by $46.4 million. This proposal was designed to decrease SJG’s annual USF revenue by $3.4 million.

•
September 2015 - The BPU approved the statewide budget of $46.4 million for all the State’s gas utilities.  SJG's portion of the total is approximately $5.2 million, which decreased rates effective October 1, 2015, resulting in a $3.4 million decrease to its USF recoveries.

Other Regulatory Matters -

Unbundling - Effective January 10, 2000, the BPU approved full unbundling of SJG's system. This allows all natural gas consumers to select their natural gas commodity supplier. As of December 31, 2015, 35,400 of SJG's customers were purchasing their gas commodity from someone other than us. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that SJG still recover cost of service, including certain deferred costs, through base rates.

Pipeline Integrity Costs - SJG is permitted to defer and recover incremental costs incurred as a result of Pipeline Integrity Management regulations that became effective January 14, 2004, which are aimed at enhancing public safety and reliability. The regulations require that utilities use a comprehensive analysis to assess, evaluate, repair and validate the integrity of certain transmission lines in the event of a leak or failure. As part of SJG's 2014 base rate case, it was permitted to recover previously deferred pipeline integrity costs incurred from October 2010 through June 2014. In addition, SJG is authorized to defer future program costs, including related carrying costs, for recovery in our next base rate proceeding, subject to review by the BPU. As of December 31, 2015 and 2014, deferred pipeline integrity costs totaled $2.7 million and $3.4 million, respectively, and are included in other regulatory assets (See Note 4).

Superstorm Sandy - In June 2013, SJG filed a petition requesting deferral of $0.7 million of incremental operating and maintenance expenses incurred due to Superstorm Sandy. The BPU approved the recovery of these expenses through base rates in SJG’s 2014 base rate case.

Filings and petitions described above are still pending unless otherwise indicated.

4.	REGULATORY ASSETS AND LIABILITIES:

The discussion under Note 3, Rates and Regulatory Actions, is integral to the following explanations of specific regulatory assets and liabilities.

Regulatory Assets at December 31 consisted of the following items (in thousands):

	2015	2014
Environmental Remediation Costs:
Expended - Net	$42,032	$29,540
Liability for Future Expenditures	123,194	124,308
Deferred Asset Retirement Obligation Costs	42,430	31,584
Deferred Pension and Other Postretirement Benefit Costs	79,779	99,040
Deferred Gas Costs - Net	2,701	32,202
Conservation Incentive Program - Receivable	2,624	—
Societal Benefit Costs Receivable	—	385
Deferred Interest Rate Contracts	7,631	7,325
Energy Efficiency Tracker	496	11,247
Pipeline Supplier Service Charges	3,776	5,441
Pipeline Integrity Cost	4,596	3,431
AFUDC - Equity Related Deferrals	11,423	10,781
Other Regulatory Assets	2,752	1,876

Total Regulatory Assets	$323,434	$357,160

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

Societal Benefit Costs Receivable - This regulatory asset primarily represents cumulative costs less recoveries under the USF and CLEP programs (See Note 3).

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

AFUDC Equity Related Deferrals - This regulatory asset represents the future revenue to recover the future income taxes related to the deferred tax liability for the equity component of AFUDC. Included in the balance is $2.3 million which is being recovered over a period of three years, as approved by the BPU in SJG’s 2014 rate case settlement. The remaining balance is being amortized over the life of the associated utility plant.

Other Regulatory Assets - Some of the assets included in Other Regulatory Assets are currently being recovered from ratepayers as approved by the BPU. Management believes the remaining deferred costs are probable of recovery from ratepayers through future utility rates.

Regulatory Liabilities at December 31 consisted of the following items (in thousands):

	2015	2014
Excess Plant Removal Costs	$32,644	$35,940
Conservation Incentive Program - Payable	—	4,700
Societal Benefit Costs Payable	10,197	1,025
Other Regulatory Liabilities	—	234

Total Regulatory Liabilities	$42,841	$41,899

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

Conservation Incentive Program - Payable - See previous discussion under "Conservation Incentive Program - Receivable" above.

Societal Benefit Costs Payable - This regulatory liability primarily represents cumulative costs less recoveries under the USF and CLEP programs. See previous discussion under "Societal Benefit Costs Receivable" above.

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

South Jersey Energy Solutions, LLC (SJES) - a wholly owned subsidiary of SJI that serves as a holding company for all of SJI’s nonutility operating businesses:

•
South Jersey Energy Company (SJE) - a wholly owned subsidiary of SJES and a third party energy marketer that acquires and markets natural gas and electricity to retail end users and provides total energy management services to commercial and industrial customers. We provide SJE with billing services. For SJE’s commercial customers, for which we perform billing services, we purchase the related accounts receivable at book value and charge them a purchase of receivable fee (POR) for potential uncollectible accounts, and assume all risk associated with collection.

•
South Jersey Resources Group, LLC (SJRG) - a wholly owned subsidiary of SJES and a wholesale gas and risk management business that supplies natural gas storage, commodity and transportation to retail marketers, utility businesses and electricity generators in the mid-Atlantic, Appalachian and southern states. We sell natural gas for resale and capacity release to SJRG and also meet some of our gas purchasing requirements by purchasing natural gas from SJRG. Additionally, prior to 2015, SJRG had managed some of our market risk associated with fluctuations in the cost of natural gas by entering into financial derivative contracts on our behalf. The gain or loss associated with these derivative contracts was included in our BGSS and in the SJRG receivable and payable amounts shown below.

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

A summary of these related party transactions, excluding pass-through items, included in Operating Revenues were as follows (in thousands):

	2015	2014	2013
Operating Revenues/Affiliates:
SJRG	$5,342	$959	$1,390
Marina	602	1,083	1,297
Other	5	—	2
Total Operating Revenues/Affiliates	$5,949	$2,042	$2,689

Related party transactions, excluding pass-through items, included in Operating Expenses were as follows (in thousands):

	2015	2014	2013
Costs of Sales/Affiliates
(Excluding depreciation):
SJRG	$26,090	$15,265	$14,959
Derivative Losses/ (Gains) (See Note 1):
SJRG	$64	$(1,582)	$887
Operations Expense/Affiliates:
SJI	$14,088	$14,110	$11,990
SJIS	—	—	5,531
Millennium	2,746	2,668	2,686
Other	(412)	(434)	(428)
Total Operations Expense/Affiliates	$16,422	$16,344	$19,779

6.	INCOME TAXES AND CREDITS:

Total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory Federal income tax rate to pre-tax income for the following reasons (in thousands):

	2015	2014	2013
Tax at Statutory Rate	$36,233	$35,482	$33,974
Increase (Decrease) Resulting from:
State Income Taxes	4,584	1,935	4,833
Amortization of Investment Tax Credits	(149)	(211)	(258)
ESOP Dividend	(1,168)	(1,109)	(1,058)
AFUDC	(1,109)	(1,481)	(916)
Research and Development Credits	(1,400)	—	—
Other - Net	(46)	279	(1,742)
Total Income Tax Expense	$36,945	$34,895	$34,833

The provision for Income Taxes is comprised of the following (in thousands):

	2015	2014	2013
Current:
Federal	$—	$60	$(53)
State	(2,203)	2,642	2,946
Total Current	(2,203)	2,702	2,893
Deferred:
Federal	30,042	32,069	27,707
State	9,255	335	4,491
Total Deferred	39,297	32,404	32,198
Investment Tax Credits	(149)	(211)	(258)
Total Income Tax Expense	$36,945	$34,895	$34,833

Investment Tax Credits are deferred and amortized at the annual rate of 3%, which approximates the life of related assets.

The net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in the following net deferred tax liabilities at December 31 (in thousands):

	2015	2014
Deferred Tax Assets:
Net Operating Loss and Tax Credits	$64,978	$53,460
Deferred State tax	20,825	17,390
Provision for Uncollectibles	4,030	2,676
Conservation Incentive Program	—	2,027
Investment Tax Basis Gross-Up	—	77
Pension & Other Post Retirement Benefits	28,464	27,782
Deferred Revenues	4,844	11,452
Other	3,985	3,624
Total Deferred Tax Assets	$127,126	$118,488

Deferred Tax Liabilities:
Book Versus Tax Basis of Property	$480,682	$417,178
Deferred Fuel Costs - Net	3,998	22,959
Environmental Remediation	20,408	13,500
Deferred Regulatory Costs	566	6,333
Deferred Pension & Other Post Retirement Benefits	42,216	39,891
Budget Billing - Customer Accounts	830	1,138
Section 461 Prepayments	1,017	1,026
Conservation Incentive Program	1,132	—
Other	8,951	7,421
Total Deferred Tax Liabilities	$559,800	$509,446

Current Deferred Tax (Assets)	$—	$(44,064)
Noncurrent Deferred Tax Liabilities	432,674	435,022
Deferred Tax Liability - Net	$432,674	$390,958

SJG is included in the consolidated federal income tax return filed by SJI. The actual taxes, including credits, are allocated by SJI to its subsidiaries, generally on a separate return basis except for net operating loss and credit carryforwards. As of December 31, 2015 and December 31, 2014, there were no income taxes due to or from SJI.

As of December 31, 2015, SJG has total federal net operating loss carryforwards of $179.3 million; of which $63.0 million will expire in 2031, $4.2 million will expire in 2032, $49.1 million will expire in 2034 and $63.0 million will expire in 2035. SJG has research and development credits of $1.4 million which will expire between 2031 and 2034. A valuation allowance is recorded when it is more likely than not that any of our deferred income tax assets will not be realized. We believe that we will generate sufficient future taxable income to realize the income tax benefits related to our deferred tax assets.

A reconciliation of unrecognized tax benefits is as follows (in thousands):

	2015	2014	2013
Balance at January 1,	$552	$547	$503
Increase as a result of tax position taken in prior years	7	5	44
Decrease due to a lapse in the statue of limitations	—	—	—
Settlements	—	—	—
Balance at December 31,	$559	$552	$547

The total unrecognized tax benefits reflected in the table above exclude $0.7 million, $0.7 million and $0.6 million of accrued interest and penalties as of December 31, 2015, 2014 and 2013, respectively. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not significant. Our policy is to record interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively. These amounts were not significant in 2015, 2014 or 2013. There have been no material changes to the unrecognized tax benefits during 2015, 2014 or 2013 and we do not anticipate any significant changes in the total unrecognized tax benefits within the next 12 months.

The unrecognized tax benefits are primarily related to an uncertainty of state income tax issues relating to the Company's nexus in certain states. Federal income tax returns and state income tax returns from 2012 forward are open and subject to examination.

7.	LONG-TERM DEBT:

A schedule of our long-term debt as of December 31, including current maturities, is as follows (in thousands):

		2015	2014
Long-Term Debt (A):
First Mortgage Bonds: (B)
5.387%	Series due 2015 (C)	—	10,000
5.437%	Series due 2016	10,000	10,000
4.60%	Series due 2016	17,000	17,000
4.657%	Series due 2017	15,000	15,000
7.97%	Series due 2018	10,000	10,000
7.125%	Series due 2018	20,000	20,000
5.587%	Series due 2019	10,000	10,000
3.00%	Series due 2024	50,000	50,000
3.03%	Series due 2024	35,000	35,000
3.63%	Series due 2025 (D)	9,091	10,000
4.84%	Series due 2026	15,000	15,000
4.93%	Series due 2026	45,000	45,000
4.03%	Series due 2027	45,000	45,000
4.01%	Series due 2030	50,000	50,000
4.23%	Series due 2030	30,000	30,000
3.74%	Series due 2032	35,000	35,000
5.55%	Series due 2033	32,000	32,000
6.213%	Series due 2034	10,000	10,000
5.45%	Series due 2035	10,000	10,000
Series A 2006 Tax-Exempt First Mortgage Bonds
Variable Rate, due 2036 (E)		24,900	25,000
Variable Rate Bank Term Facility, due 2017 (F)		139,000	59,000
Total Long-Term Debt Outstanding		611,991	543,000
Less Current Maturities (A)		(27,909)	(35,909)
Long-Term Debt		$584,082	$507,091

(A)	Long-term debt maturities and sinking funds requirements for the succeeding five years are as follows (in thousands): 2016, $27,909; 2017, $154,909; 2018, $38,909; 2019,$18,909; 2020, $17,909.

(B)	Our First Mortgage dated October 1, 1947, as supplemented, securing the First Mortgage Bonds constitutes a direct first mortgage lien on substantially all utility plant.

(C)	In August 2015, SJG retired $10.0 million aggregate principal amount of 5.387% Medium Term Notes (MTN's) at maturity.

(D)	In December 2015, SJG paid $909,000 toward the principal amount of 3.63% MTN's due December 2025.

(E)
In September 2015, SJG paid $0.1 million toward the principal amount of variable rate rate demand bonds due February 2036. These variable rate demand bonds bear interest at a floating rate that resets weekly. The interest rate as of December 31, 2015 was 0.03%. Liquidity support on these bonds is provided under a separate letter of credit facility that expires in August, 2018. These bonds contain no financial covenants.

(F)
In June 2014, SJG entered into a $200.0 million multiple-draw term facility offered by a syndicate of banks which expires in June 2017. SJG can draw under this facility through June 2016 and this facility bears interest at a floating rate based on LIBOR plus a spread determined by SJG's credit ratings. As of December 31, 2015, SJG had borrowed an aggregate $139.0 million under this facility at an average interest rate of 1.17% and the proceeds were used to pay down short-term debt.

In December 2015, SJG filed a petition with the New Jersey Board of Public Utilities to issue up to $400.0 million of long term debt securities in various forms including MTN's and unsecured debt, with maturities of more than 12 months, over the next three years. This petition is pending approval.

8.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of December 31, 2015 and December 31, 2014, the escrowed proceeds, including interest earned, totaled $32,200 and $132,300, respectively. SJG maintains a margin account with a counterparty in conjunction with SJG's risk management activities as detailed in Note 14. The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with this counterparty changes. As of December 31, 2015 and 2014, the balance held by the counterparty was $6.7 million and $7.8 million, respectively. The carrying amounts of the Restricted Investments approximate their fair value at December 31, 2015 and December 31, 2014, which would be included in Level 1 of the fair value hierarchy. (See Note 13 - Fair Value of Financial Assets and Financial Liabilities).

NOTE RECEIVABLE - In June 2015, SJG advanced $10.0 million to a not-for profit organization formed to spur economic development in Atlantic City, New Jersey, of which $0.1 million was repaid. The note bears interest at 1% for an initial term of six months, with the borrower's option to extend the term for two additional terms of three months each. In December 2015, the borrower exercised its first option to extend the term of the note for an additional three months. SJG holds a first lien security interest on land in Atlantic City as collateral against this note. The carrying amount of this receivable approximates its fair value at December 31, 2015, which would be included in Level 2 of the fair value hierarchy (See Note 13 - Fair Value of Financial Assets and Financial Liabilities).

LONG-TERM RECEIVABLES – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources. The terms of these loans call for customers to make monthly payments over a period of five to ten years with no interest. The carrying amounts of such loans were $12.9 million and $15.0 million as of December 31, 2015 and December 31, 2014, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.3 million as of both December 31, 2015 and December 31, 2014. The annual amortization to interest is not material to SJG’s financial statements. The carrying amounts of these receivables approximate their fair value at December 31, 2015 and December 31, 2014, which would be included in Level 2 of the fair value hierarchy. (See Note 13 - Fair Value of Financial Assets and Financial Liabilities).

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJG's financial instruments that are not carried at fair value, including those financial instruments disclosed in this footnote, approximate their fair values at December 31, 2015 and December 31, 2014, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJG at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy. See Note 13 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJG's long-term debt, including current maturities, as of December 31, 2015 and December 31, 2014, were $657.4 million and $587.3 million, respectively. The carrying amounts of SJG's long-term debt, including current maturities, as of December 31, 2015 and December 31, 2014, were $612.0 million and $543.0 million, respectively.

9.	LINES OF CREDIT:

Credit facilities and available liquidity as of December 31, 2015 were as follows (in thousands):

	Total Facility	Usage		Available Liquidity	Expiration Date
Commercial Paper Program/ Revolving Credit Facility	$200,000	$136,600	(A)	$63,400	May 2018
Uncommitted Bank Lines	10,000	—		10,000	August 2016

Total	$210,000	$136,600		$73,400

(A) Includes letters of credit outstanding in the amount of $2.2 million.

The SJG facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter.  SJG was in compliance with this covenant as of December 31, 2015.

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

Average borrowings outstanding under these credit facilities, not including letters of credit, during the twelve months ended December 31, 2015 and 2014 were $118.1 million and $52.3 million, respectively.  The maximum amount outstanding under these credit facilities, not including letters of credit, during the twelve months ended December 31, 2015 and 2014 were $162.3 million and $105.0 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our business’ future liquidity needs. Borrowings under these credit facilities are at market rates.  The weighted average interest rate on these borrowings, which changes daily, was 0.66% , 0.45% and 0.37% at December 31, 2015, 2014 and 2013, respectively.

10.	RETAINED EARNINGS:

Various loan agreements contain potential restrictions regarding the amount of cash dividends or other distributions that we may pay on our common stock. As of December 31, 2015, these loan restrictions did not affect the amount that may be distributed from our retained earnings.

SJG declared and paid cash dividends of $40.7 million in 2015 to SJI. SJG received $25 million equity infusions from SJI in both 2014 and 2013. .  Future equity contributions will occur on an as needed basis.

11.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

We participate in the defined benefit pension plans and other postretirement benefit plans of SJI. Approximately 55.5% of the Company's current full-time employees will be entitled to annuity payments upon retirement. Participation in the SJI qualified defined benefit pension plans was closed to new employees beginning in 2003; however, employees who are not eligible for these pension plans are eligible to receive an enhanced version of SJI’s defined contribution plan. Certain officers of SJG also participate in the non-funded supplemental executive retirement plan (SERP) of SJI, a non-qualified defined benefit pension plan. The other postretirement benefit plans provide health care and life insurance benefits to some retirees.

Net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Service Cost	$4,430	$3,697	$4,487	$726	$585	$771
Interest Cost	9,357	8,952	7,886	2,406	2,297	2,221
Expected Return on Plan Assets	(11,914)	(10,818)	(9,435)	(2,708)	(2,467)	(2,158)
Amortization:
Prior Service Cost (Credits)	203	177	208	499	133	(195)
Actuarial Loss	8,969	4,864	7,608	1,107	770	1,555
Net Periodic Benefit Cost	11,045	6,872	10,754	2,030	1,318	2,194
Capitalized Benefit Costs	(4,805)	(3,047)	(5,002)	(1,043)	(722)	(1,172)
Affiliate SERP Allocations	(1,688)	(1,313)	(1,389)	—	—	—
Deferred Benefit Costs	(1,007)	—	—	(256)	—	—
Total Net Periodic Benefit Expense	$3,545	$2,512	$4,363	$731	$596	$1,022

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

Details of the activity within the Regulatory Asset and Accumulated Other Comprehensive Loss associated with Pension and Other Postretirement Benefits are as follows (in thousands):

	Regulatory Assets		Accumulated Other Comprehensive Loss (pre-tax)
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Balance at January 1, 2014	$42,632	$16,652	$18,043	$—
Amounts Arising during the Period:
Net Actuarial Loss	31,075	7,826	7,102	—
Prior Service Cost	486	4,146	—	—
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(2,841)	(628)	(1,975)	—
Prior Service Cost	(175)	(133)	—	—
Balance at December 31, 2014	71,177	27,863	23,170	—
Amounts Arising during the Period:
Net Actuarial (Gain)/Loss	(463)	(3,155)	184	—
Prior Service Credit	—	(499)	—	—
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(6,079)	(1,107)	(2,891)	—
Prior Service Cost	(203)	(7,755)	—	—
Balance at December 31, 2015	$64,432	$15,347	$20,463	$—

The estimated costs that will be amortized from Regulatory Assets into net periodic benefit costs in 2015 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Costs	$203	$(257)
Net Actuarial Loss	$5,488	$998

The estimated costs that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit costs in 2016 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Net Actuarial Loss	$2,257	$—

A reconciliation of the plans’ benefit obligations, fair value of plan assets, funded status and amounts recognized in our balance sheets follows (in thousands):

			Other
	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$221,605	$180,668	$60,670	$50,915
Service Cost	4,430	3,697	726	585
Interest Cost	9,357	8,952	2,406	2,297
Actuarial (Gain) Loss	(13,107)	35,634	(6,257)	6,008
Retiree Contributions	—	—	608	452
Plan Amendments	—	534	(7,755)	4,146
Benefits Paid	(8,625)	(7,880)	(3,880)	(3,733)
Benefit Obligation at End of Year	$213,660	$221,605	$46,518	$60,670
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$144,568	$142,674	$40,951	$39,471
Actual Return on Plan Assets	(913)	8,275	(395)	507
Employer Contributions	14,002	1,499	6,144	4,254
Retiree Contributions	—	—	608	452
Benefits Paid	(8,625)	(7,880)	(3,880)	(3,733)
Fair Value of Plan Assets at End of Year	$149,032	$144,568	$43,428	$40,951

Funded Status at End of Year:
Accrued Net Benefit Cost at End of Year	$(64,628)	$(77,037)	$(3,090)	$(19,719)
Amounts Recognized in the Statement of Financial Position Consist of:
Current Liabilities	$(2,227)	$(1,515)	$—	$—
Noncurrent Liabilities	(62,401)	(75,522)	(3,090)	(19,719)
Net Amount Recognized at End of Year	$(64,628)	$(77,037)	$(3,090)	$(19,719)
Amounts Recognized in Regulatory Assets Consist of:
Prior Service Costs	$741	$944	$(3,289)	$4,965
Net Actuarial Loss	63,691	70,233	18,636	22,898
Net Amount Recognized at End of Year	$64,432	$71,177	$15,347	$27,863
Amounts Recognized in Accumulated Other Comprehensive Loss Consist of:
Net Actuarial Loss	$20,463	$23,170	$—	$—

The projected benefit obligation (PBO) and accumulated benefit obligation (ABO) of our qualified employee pension plans were $167.6 million and $154.8 million, respectively, as of December 31, 2015; and $176.3 million and $161.3 million, respectively, as of December 31, 2014. The ABO of these plans exceeded the value of the plan assets as of December 31, 2015 and 2014. The value of these assets were $149.0 million and $144.6 million as of December 31, 2015 and 2014, respectively, and can be seen in the tables above. The PBO and ABO for our non-funded SERP were $46.1 million and $44.6 million, respectively, as of December 31, 2015; and $45.3 million and $44.0 million, respectively, as of December 31, 2014. The SERP obligation is reflected in the tables above and has no assets.

The weighted-average assumptions used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Discount Rate	4.83%	4.25%	4.73%	4.20%
Rate of Compensation Increase	3.50%	3.50%	3.50%	3.50%

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Discount Rate	4.25%	5.09%	4.26%	4.20%	4.91%	4.14%
Expected Long-Term Return on Plan Assets	7.75%	7.75%	7.50%	6.25%	6.25%	6.60%
Rate of Compensation Increase	3.50%	3.50%	3.25%	3.50%	3.50%	3.25%

In 2014, the Society of Actuaries (SOA) released new mortality tables (RP-2014 base table with MP-2014 generational projection scale), which indicated that the average life expectancy of both our active and retired plan participants had increased. The obligations as of December 31, 2014, disclosed herein reflect the use of those tables. In 2015, the SOA released an update to the RP-2014 tables (MP-2015 base tables), slightly reducing the average life expectancy previously released. The obligations as of December 31, 2015, disclosed herein, reflect the use of the updated 2015 tables. While the adoption of the new tables impacts liabilities significantly as of December 31 of the year of adoption, the impact on expense does not occur until the subsequent year.

The discount rates used to determine the benefit obligations at December 31, 2015 and 2014, which are used to determine the net periodic benefit cost for the subsequent year, were based on a portfolio model of high-quality investments with maturities that match the expected benefit payments under our pension and other postretirement benefit plans.

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

The assumed health care cost trend rates at December 31 were:

	2015	2014
Medical Care and Drug Cost Trend Rate Assumed for Next Year	N/A	7.00%
Dental Care Cost Trend Rate Assumed for Next Year	N/A	4.75%
Rate to which Cost Trend Rates are Assumed to Decline (the Ultimate Trend Rate)	N/A	4.75%
Year that the Rate Reaches the Ultimate Trend Rate	N/A	2023

The retiree medical plan changed effective January 1, 2016. Retirees are provided a fixed contribution to a health reimbursement account, allowing them to obtain coverage from health-care exchanges, rather than utilizing the Company provided health-care plan. Since the health-care benefits are now a fixed dollar amount under the new plan and will not increase in the future, the plan no longer has health care trend assumptions as of December 31, 2015. As a result, assumed health care cost trend rates no longer have a significant effect on the amounts reported for our postretirement health care plans.

A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on the Total of Service and Interest Cost	$153	$(123)

PLAN ASSETS — The Company’s overall investment strategy for pension plan assets is to achieve a diversification by asset class, style of manager, and sector and industry limits to achieve investment results that match the actuarially assumed rate of return, while preserving the inflation adjusted value of the plans. The Company has implemented this diversification strategy primarily with commingled common/collective trust funds. The target allocations for pension plan assets are 28-48 percent U.S. equity securities, 13-25 percent international equity securities, 32-42 percent fixed income investments, and 0-14 percent to all other types of investments. Equity securities include investments in commingled common/collective trust funds as well as large-cap, mid-cap and small-cap companies. Fixed income securities include commingled common/collective trust funds, group annuity contracts for pension payments, and hedge funds. Other types of investments include investments in private equity funds and real estate funds that follow several different strategies.

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

SJG evaluated its pension and other postretirement benefit plans’ asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2015. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund. As of December 31, 2015, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in SJG’s pension and other postretirement benefit plan assets.

GAAP establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques. This hierarchy groups assets into three distinct levels as fully described in Note 13, which will serve as the basis for presentation throughout the remainder of this Note.

The fair values of SJG’s pension plan assets at December 31, 2015 and 2014 by asset category are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2015
Cash / Cash Equivalents:
Cash	$28	$28	$—	$—
Common/Collective Trust Funds (a)	692	—	692	—
STIF-Type Instrument (b)	1,096	—	1,096	—
Equity securities:
Common/Collective Trust Funds – U.S. (a)	41,976	—	41,976	—
Common/Collective Trust Funds – International (a)	26,800	—	26,800	—
U.S. Large-Cap (c)	11,535	11,535	—	—
U.S. Mid-Cap (c)	2,748	2,748	—	—
U.S. Small-Cap (c)	210	210	—
International (c)	1,367	1,367	—	—
Fixed Income:
Common/Collective Trust Funds (a)	40,853	—	40,853	—
Guaranteed Insurance Contract (d)	8,031	—	—	8,031
Hedge Funds (e)	3,353	—	—	3,353
Other types of investments:
Private Equity Fund (f)	3,477	—	—	3,477
Common/Collective Trust Fund – Real Estate (g)	6,866	—	—	6,866
Total	$149,032	$15,888	$111,417	$21,727

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2014
Cash / Cash Equivalents:
Common/Collective Trust Funds (a)	$554	$—	$554	$—
STIF-Type Instrument (b)	1,003	—	1,003	—
Equity securities:
Common/Collective Trust Funds – U.S. (a)	41,000	—	41,000	—
Common/Collective Trust Funds – International (a)	24,796	—	24,796	—
U.S. Large-Cap (c)	10,380	10,380	—	—
U.S. Mid-Cap (c)	4,122	4,122	—	—
U.S. Small-Cap (c)	186	186
International (c)	2,698	2,698	—	—
Fixed Income:
Common/Collective Trust Funds (a)	38,740	—	38,740	—
Guaranteed Insurance Contract (d)	8,738	—	—	8,738
Hedge Funds (e)	3,469	—	—	3,469
Other types of investments:
Private Equity Fund (f)	2,895	—	—	2,895
Common/Collective Trust Fund – Real Estate (g)	5,987	—	—	5,987
Total	$144,568	$17,386	$106,093	$21,089

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

(f)
This category represents a limited partnership which includes several investments in U.S. leveraged buyout, venture capital, and special situation funds. Fund valuations are reported on a 90 to 120 day lag and, therefore, the value reported herein represents the market value as of June or September 30, 2015 and 2014, respectively, with cash flow changes through December applied. The fund’s investments are stated at fair value, which is generally based on the valuations provided by the general partners or managers of such investments. Fund investments are illiquid and resale is restricted. These funds are classified as Level 3 investments.

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

Fair Value Measurement Using Significant
Unobservable Inputs (Level 3)
(In thousands)

	Guaranteed Insurance Contract	Hedge Funds	Private Equity Funds	Real Estate	Total
Balance at January 1, 2014	$9,071	$3,328	$2,440	$5,401	$20,240
Actual return on plan assets:
Relating to assets still held at the reporting date	396	141	(20)	586	1,103
Relating to assets sold during the period	10	—	260	—	270
Purchases, Sales and Settlements	(739)	—	215	—	(524)
Balance at December 31, 2014	$8,738	$3,469	$2,895	$5,987	$21,089
Actual return on plan assets:
Relating to assets still held at the reporting date	(26)	(116)	(223)	879	514
Relating to assets sold during the period	21	—	346	—	367
Purchases, Sales and Settlements	(702)	—	459	—	(243)
Balance at December 31, 2015	$8,031	$3,353	$3,477	$6,866	$21,727

As with the pension plan assets, the Company’s overall investment strategy for post-retirement benefit plan assets is to achieve a diversification by asset class, style of manager, and sector and industry limits to achieve investment results that match the actuarially assumed rate of return, while preserving the inflation adjusted value of the plans. The Company has implemented this diversification strategy with a mix of common/collective trust funds, mutual funds and Company-owned life insurance policies. The target allocations for post-retirement benefit plan assets are 30-43 percent U.S. equity securities, 20-30 percent international equity securities, and 32-42 percent fixed income investments and 0-7 percent to all other types of investments. Equity securities include investments in large-cap, mid-cap and small-cap companies within mutual funds or common/collective trust funds. Fixed income securities within the common/collective trust fund include primarily investment grade, U.S. Government and mortgage-backed financial instruments. The insurance policies are backed by a series of commingled trust investments held by the insurance carrier.

The fair values of SJG’s other postretirement benefit plan assets at December 31, 2015 and 2014 by asset category are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2015
Cash	$26	$26	$—	$—
Equity Securities:
Common/Collective Trust Funds - U.S. (a)	12,154	—	12,154	$—
Common/Collective Trust Funds - International (a)	7,471	—	7,471	—
Mutual Fund - U.S. (b)	1,228	1,228	—	—
Mutual Funds - International (b)	922	922	—	—
Fixed Income:
Common/Collective Trust Funds - Bonds (a)	11,852	—	11,852	—
Mutual Funds - Bonds (b)	1,352	1,352	—	—
Other Types of Investments:
Mutual Funds - REITS (b)	142	142	—	—
Company Owned Life Insurance (c)	8,281	—	8,281	—
Total	$43,428	$3,670	$39,758	$—

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2014
Cash	$142	$142	$—	$—
Equity Securities:
Common/Collective Trust Funds - U.S. (a)	10,006	—	10,006	$—
Common/Collective Trust Funds - International (a)	7,030	—	7,030	—
Mutual Fund - U.S. (b)	4,447	4,447	—	—
Mutual Funds - International (b)	1,671	1,671	—	—
Fixed Income:
Common/Collective Trust Funds - Bonds (a)	11,059	—	11,059	—
Mutual Funds - Bonds (b)	2,624	2,624	—	—
Other Types of Investments:
Mutual Funds - REITS (b)	286	286	—	—
Company Owned Life Insurance (c)	3,686	—	3,686	—
Total	$40,951	$9,170	$31,781	$—

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

Future Benefit Payments - The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

	Pension Benefits	Other Postretirement Benefits
2016	$9,685	$3,673
2017	$9,992	$3,657
2018	$10,364	$3,634
2019	$11,253	$3,689
2020	$11,704	$3,798
2021 - 2025	$68,799	$18,562

Contributions - SJG contributed $12.0 million and $9.1 million to our qualified employee pension plans during the years ended December 31, 2015 and 2013, respectively. No pension plan contributions were made to our qualified employee pension plans during the year ended December 31, 2014.  Payments related to the unfunded SERP plan in 2015, 2014 and 2013 were $2.0 million, $1.5 million and $1.2 million, respectively. SERP payments are expected to approximate $2.2 million in 2016. We also have a regulatory obligation to contribute approximately $3.6 million annually to our other postretirement benefit plans’ trusts, less costs incurred directly by us.

Defined Contribution Plan - We also offer an Employees’ Retirement Savings Plan (Savings Plan) to eligible employees. For employees eligible for participation in SJI's defined benefit pension plans, SJG matches 50% of participants’ contributions up to 6% of base compensation. For employees who are not eligible for participation in SJI’s defined benefit plans, we match 50% of participants’ contributions up to 8% of base compensation. Employees not eligible for the pension plans also receive a year-end contribution of $1,500 if 10 or fewer years of service, or $2,000 if more than 10 years of service. The amount expensed and contributed for the matching provision of the Savings Plan approximated $1.2 million, $1.2 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

12.	COMMITMENTS AND CONTINGENCIES:

Standby Letter of Credit - SJG provided a $25.2 million letter of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system.

Gas Supply Related Contracts - In the normal course of conducting business, we have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest date at which any of the primary terms of these contracts expire is October 2017. The transportation and storage agreements entered into between us and each of our interstate pipeline service providers were done so in accordance with their respective FERC approved tariff. Our cumulative obligation for gas supply related demand charges and reservation fees paid for these services averages approximately $6.3 million per month and is recovered on a current basis through the BGSS.

Pending Litigation - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.8 million and $0.5 million related to all claims in the aggregate, as of December 31, 2015 and December 31, 2014, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

Collective Bargaining Agreements - Unionized personnel represent approximately 60% of our workforce at December 31, 2015. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (IBEW) that operates under a collective bargaining agreement that runs through February 28, 2017. The remaining unionized employees are represented by the International Association of Machinists and Aerospace Workers (IAM). Employees represented by the IAM operate under a collective bargaining agreement that runs through August 2017.

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

Since the early 1980s, we accrued environmental remediation costs of $359.1 million, of which $236.0 million has been spent as of December 31, 2015. The following table details the amounts accrued and expended for environmental remediation at December 31 (in thousands):

	2015	2014
Beginning of Year	$124,308	$119,492
Accruals	18,747	16,453
Expenditures	(19,861)	(11,637)
End of Year	$123,194	$124,308

The balances are segregated between current and noncurrent on the balance sheets under the captions Current Liabilities and Regulatory and Other Noncurrent Liabilities.

Management estimates that undiscounted future costs to clean up our sites will range from $123.2 million to $204.7 million. We recorded the lower end of this range, $123.2 million, as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Six of our sites comprise the majority of these estimates, the sum of the six sites range from a low of $110.5 million to a high of $190.5 million. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of remedy selection, regulatory approval of selected remedy and remedial investigative findings.

The remediation efforts at our six most significant sites include the following:

Site 1 - Several interim remedial actions have been completed at the site. Steps remaining to remediate the balance of the site include selection of the remedial action, confirmation of regulatory compliance of the selected remedy, implementation of the approved remedy and issuance of a Response Action Outcome.

Site 2 - Various remedial investigation activities have been completed at this site and a final site remedy has been proposed to the regulatory authority. Steps remaining to remediate the site include confirmation of regulatory compliance of the selected remedy, implementation of the approved remedy and issuance of a Response Action Outcome.

Site 3 - Various remedial investigation activities have been completed at this site and a final site remedy is being developed for proposal to the regulatory authority. Steps remaining to remediate the site include selection of a final remedy, confirmation of regulatory compliance of the selected remedy, implementation of the approved remedy and issuance of a Response Action Outcome.

Site 4 - Remedial investigation activities are complete at this site and a final remedy has been proposed to and approved by the regulatory authority.  Steps remaining to remediate the site include installation of a sub-surface containment unit, post remediation groundwater monitoring, and issuance of a Response Action Outcome.

Site 5 -Remedial investigation activities are complete at this site and a final remedy has been proposed to and approved by the regulatory authority.  Steps remaining to remediate the site include in-situ remediation of impacted soil, post remediation groundwater monitoring, and issuance of a Response Action Outcome.

Site 6 - Remedial investigation activities have been completed at this site and a final site remedy is being developed for proposal to the regulatory authority. Steps remaining to remediate the site include selection of a final remedy, confirmation of regulatory compliance of the selected remedy, implementation of the approved remedy and issuance of a Response Action Outcome.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,788	$1,722	$7,066	$—
Derivatives – Energy Related Assets (B)	1,141	398	144	599
	$9,929	$2,120	$7,210	$599

Liabilities

Derivatives – Energy Related Liabilities (B)	$5,840	$5,424	$—	$416
Derivatives – Other (C)	7,631	—	7,631	—
	$13,471	$5,424	$7,631	$416

As of December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,894	$5,924	$2,970	$—
Derivatives – Energy Related Assets (B)	2,051	2	2,049	—
	$10,945	$5,926	$5,019	$—

Liabilities

Derivatives – Energy Related Liabilities (B)	$7,603	$7,254	$349	$—
Derivatives – Other (C)	7,325	—	7,325	—
	$14,928	$7,254	$7,674	$—

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

Type	Fair Value at December 31, 2015		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$599	$416	Discounted Cash Flow	Forward price (per dt)	$1.18 - $5.21 [$2.90]

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities at December 31, 2015, using significant unobservable inputs (Level 3), are as follows (in thousands):

Year Ended December 31, 2015
Balance at January 1, 2015	$—
Other Changes in Fair Value from Continuing and New contracts, Net	183
Settlements	—

Balance at December 31, 2015	$183

14.	DERIVATIVE INSTRUMENTS:

SJG is involved in buying, selling, transporting and storing natural gas and is subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, futures contracts, swap agreements and options contracts. As of December 31, 2015, SJG had outstanding NYMEX contracts intended to limit the exposure to market risk on 8.6 MMdts of expected future purchases of natural gas and 0.3 MMdts of expected future sales of natural gas. In addition to these derivative contracts, SJG had basis related purchase and sales contracts totaling 1.4 MMdts. These contracts, which do not qualify for the normal purchase and sale exemption and have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in "Derivatives —Energy Related Assets" or "Derivatives — Energy Related Liabilities" on the balance sheets. The costs or benefits of these short-term contracts are recoverable through SJG’s Basic Gas Supply Service (BGSS) clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the balance sheets. As of December 31, 2015 and December 31, 2014, SJG had $4.7 million and $5.6 million of unrealized gains, respectively, included in its BGSS related to open financial contracts.

The Company has also entered into interest rate derivatives to manage exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in "Derivatives - Other" on the balance sheets. The fair value represents the amount SJG would have to pay the counterparty to terminate these contracts as of those dates. Subject to BPU approval, the market value upon termination of these interest rate derivatives can be recovered in rates and therefore these unrealized losses have been included in Regulatory Assets on the balance sheets.

We previously used derivative transactions known as “Treasury Locks” to mitigate against the impact on our cash flows of possible interest rate increases on debt issued in September 2005. The initial $1.4 million cost of the Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the 30-year life of the associated debt issue. As of December 31, 2015 and December 31, 2014, the unamortized balance was approximately $0.9 million and $1.0 million, respectively.

As of December 31, 2015, SJG’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Type of Debt	Obligor
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt	SJG
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt	SJG

The fair values of all derivative instruments, as reflected in the balance sheets as of December 31, 2015 and December 31, 2014, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	2015		2014
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$1,077	$5,489	$2,051	$6,305

Derivatives – Energy Related – Non-Current	64	351	—	1,298

Interest rate contracts:

Derivatives – Other	—	7,631	—	7,325

Total derivatives not designated as hedging instruments under GAAP	$1,141	$13,471	$2,051	$14,928

For derivative instruments disclosed in the table above, information as to the presentation on the condensed balance sheets is as follows (in thousands):

As of December 31, 2015
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$1,141	$—	$1,141	$(399)	(A)	$—	$742
Derivatives - Energy Related Liabilities	(5,840)	—	(5,840)	399	(B)	5,025	(416)
Derivatives - Other	(7,631)	—	(7,631)	—		—	(7,631)

As of December 31, 2014
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$2,051	$—	$2,051	$(2)	(A)	$—	$2,049
Derivatives - Energy Related Liabilities	(7,603)	—	(7,603)	2	(B)	7,253	(348)
Derivatives - Other	(7,325)	—	(7,325)	—		—	(7,325)

(A) The balances at December 31, 2015 and December 31, 2014 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at December 31, 2015 and December 31, 2014 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the statements of income for 2015 , 2014 and 2013 are as follows (in thousands):

	Year ended December 31,
Derivatives in Cash Flow Hedging Relationships	2015	2014	2013
Interest Rate Contracts:
Losses reclassified from accumulated OCI into income (a)	$(46)	$(46)	$(46)

(a) Included in Interest Charges

Net realized (losses) gains associated with SJG’s energy-related financial commodity contracts of $(9.1) million, $1.7 million and $(0.4) million for 2015, 2014 and 2013, respectively, are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities and there is no impact on earnings.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL):

The following tables summarizes the changes in accumulated other comprehensive loss (AOCL) for the years ended December 31, 2015 and 2014, respectively (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance at January 1, 2015 (a)	(13,837)	(567)	$(75)	$(14,479)
Other comprehensive income before reclassifications	(110)	—	(76)	(186)
Amounts reclassified from AOCL (b)	1,727	23	53	1,803
Net current period other comprehensive income	1,617	23	(23)	1,617
Balance at December 31, 2015 (a)	$(12,220)	$(544)	$(98)	$(12,862)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance at January 1, 2014 (a)	$(10,672)	$(594)	$397	$(10,869)
Other comprehensive income before reclassifications	(4,345)	—	76	(4,269)
Amounts reclassified from AOCL (b)	1,180	27	(548)	659
Net current period other comprehensive income	(3,165)	27	(472)	(3,610)
Balance at December 31, 2014 (a)	$(13,837)	$(567)	$(75)	$(14,479)

(a) Determined using a combined statutory tax rate of 40% in 2015 and 2014.
(b) See table below.

The reclassifications out of AOCL for the years ended December 31, 2015 and 2014 is as follows (in thousands):

Components of AOCL	Amounts Reclassified from AOCL		Affected Line Item in the Statements of Income
	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Unrealized Loss on Derivatives-Other - Interest Rate Contracts designated as cash flow hedges	$46	$46	Interest Charges
Income Taxes	(23)	(19)	Income Taxes (a)
	$23	$27

Unrealized Loss(Gain) on Available-for-Sale Securities	90	(918)	Other Income & Expense
Income Taxes	(37)	370	Income Taxes (a)
	$53	$(548)

Actuarial Loss on Postretirement Benefits	2,891	1,975	Operating Expenses: Operations
Income Taxes	(1,164)	(795)	Income Taxes (a)
	$1,727	$1,180

Losses from reclassifications for the period net of tax	$1,803	$659

(a) Determined using a combined statutory tax rate of 40% in 2015 and 2014.

16.	QUARTERLY RESULTS OF OPERATIONS - UNAUDITED:

The summarized quarterly results of our operations are as follows (in thousands):

	2015 Quarter Ended				2014 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Operating Revenues	$267,658	$75,812	$58,634	$132,186	$210,545	$69,159	$60,952	$161,219
Expenses:
Cost of Sales (excluding depreciation)	146,102	25,419	22,934	50,835	103,293	24,879	23,400	79,644
Operations and Maintenance
Including Fixed Charges	52,137	42,691	42,204	48,258	46,969	38,737	37,432	47,943
Income Taxes	26,172	3,292	(2,871)	10,352	22,527	2,379	534	9,455
Energy and Other Taxes	1,420	854	806	951	1,185	830	798	947
Total Expenses	225,831	72,256	63,073	110,396	173,974	66,825	62,164	137,989
Other Income and Expense	760	1,670	1,010	404	1,086	1,477	2,186	811
Net Income	$42,587	$5,226	$(3,429)	$22,194	$37,657	$3,811	$974	$24,041

NOTE: Because of the seasonal nature of our business, statements for the three-month periods are not indicative of the results for a full year.

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2015. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rule 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control - Integrated Framework (2013 Framework).  As such, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework issued by the COSO.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company's internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules issued by the Securities and Exchange Commission that permit the Company to provide only management’s report in this Report.

Changes in Internal Control over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Omitted in accordance with General Instruction I 1(a) and (b) of Form 10-K.

Item 14. Principal Accountant Fees and Services

Fees Paid to Auditors

Deloitte & Touche LLP served as the auditors of SJG and its parent, SJI, during 2015. In accordance with its charter, the Audit Committee pre-approved all services provided by Deloitte & Touche LLP. Audit services performed consisted of the audits of the financial statements and the preparation of various reports based on those audits and services related to filings with the United States Securities and Exchange Commission and New York Stock Exchange.

Audit Fees

The aggregate fees billed for the audit of SJG’s financial statements by Deloitte & Touche LLP totaled $540,850 and $519,000 in fiscal years 2015 and 2014, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Part IV

Item 15. Exhibits and Financial Statement Schedule

(a)	Listed below are all financial statements and schedules filed as part of this report:

1 - The financial statements and notes to financial statements together with the report thereon of Deloitte & Touche LLP, February 29, 2016, are file as part of this report under Item 8 - Financial Statements and Supplementary Data.

2  - Supplementary Financial Information

Schedule II - Valuation and Qualifying Accounts. See page 82.

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

SOUTH JERSEY GAS COMPANY
Date:	February 29, 2016	BY:	/s/ Stephen H. Clark
Stephen H. Clark, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey E. DuBois	Director, President	February 29, 2016
(Jeffrey E. DuBois)	(Principal Executive Officer)

/s/ Stephen H. Clark	Chief Financial Officer	February 29, 2016
(Stephen H. Clark)	(Principal Financial Officer)

/s/ Thomas S. Kavanaugh	Controller	February 29, 2016
(Thomas S. Kavanaugh)

/s/ Walter M. Higgins III	Director, Chairman of the Board	February 29, 2016
(Walter M. Higgins III)

/s/ Thomas A. Bracken	Director	February 29, 2016
(Thomas A. Bracken)

/s/ Victor A. Fortkiewicz	Director	February 29, 2016
(Victor A. Fortkiewicz)

/s/ Sunita Holzer	Director	February 29, 2016
(Sunita Holzer)

SOUTH JERSEY GAS COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions - Describe (b)	Balance at End of Period
Provision for Uncollectible
Accounts for the Year Ended
December 31, 2015	$6,601	$14,689	$(235)	$11,277	$9,778
Provision for Uncollectible
Accounts for the Year Ended
December 31, 2014	$4,553	$9,417	$(102)	$7,267	$6,601
Provision for Uncollectible
Accounts for the Year Ended
December 31, 2013	$3,985	$4,232	$(41)	$3,623	$4,553

(a) Recoveries of accounts previously written off and minor adjustments.
(b) Uncollectible accounts written off.