Form 10-Q
period 2016-03-31
SOUTH JERSEY GAS Co
filed 2016-05-06
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

As of May 2, 2016 there were 2,339,139 shares of the registrant’s common stock outstanding. All common shares are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2016	2015
Operating Revenues	$187,766	$267,658

Operating Expenses:
Cost of Sales (Excluding depreciation)	69,303	146,102
Operations	26,069	33,358
Maintenance	4,384	3,998
Depreciation	11,210	9,591
Energy and Other Taxes	1,027	1,420

Total Operating Expenses	111,993	194,469

Operating Income	75,773	73,189

Other Income and Expense	836	760

Interest Charges	(4,787)	(5,190)

Income Before Income Taxes	71,822	68,759

Income Taxes	(27,404)	(26,172)

Net Income	$44,418	$42,587

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2016	2015
Net Income	$44,418	$42,587

Other Comprehensive Gain - Net of Tax: *

Unrealized Gain on Available-for-Sale Securities	4	54
Unrealized Gain on Derivatives - Other	7	2

Other Comprehensive Gain - Net of Tax *	11	56

Comprehensive Income	$44,429	$42,643

* Determined using a combined average statutory tax rate of 40% in 2016 and 2015.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended
	March 31,
	2016	2015
Net Cash Provided by Operating Activities	$68,838	$19,634

Cash Flows from Investing Activities:
Capital Expenditures	(60,098)	(41,601)
Note Receivable	(50)	—
Net Sale (Purchase) of Restricted Investments in Margin Accounts	1,322	(937)
Investment in Long-Term Receivables	(3,142)	(4,658)
Proceeds from Long-Term Receivables	2,527	1,808

Net Cash Used in Investing Activities	(59,441)	(45,388)

Cash Flows from Financing Activities:
Net (Repayments of) Borrowings from Short-Term Credit Facilities	(69,600)	28,200
Proceeds from Issuance of Long-Term Debt	61,000	—
Payments for Issuance of Long-Term Debt	(1)	—

Net Cash (Used in) Provided by Financing Activities	(8,601)	28,200

Net Increase in Cash and Cash Equivalents	796	2,446
Cash and Cash Equivalents at Beginning of Period	775	1,778

Cash and Cash Equivalents at End of Period	$1,571	$4,224

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	March 31, 2016	December 31, 2015
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,261,409	$2,211,239
Accumulated Depreciation	(450,001)	(440,473)

Property, Plant and Equipment - Net	1,811,408	1,770,766

Investments:
Available-for-Sale Securities	8,877	8,788
Restricted Investments	5,447	6,769

Total Investments	14,324	15,557

Current Assets:
Cash and Cash Equivalents	1,571	775
Note Receivable	9,966	9,916
Accounts Receivable	87,210	64,445
Accounts Receivable - Related Parties	1,753	1,972
Unbilled Revenues	32,181	25,613
Provision for Uncollectibles	(9,659)	(9,778)
Natural Gas in Storage, average cost	4,966	14,294
Materials and Supplies, average cost	951	937
Prepaid Taxes	9,756	21,483
Derivatives - Energy Related Assets	256	1,077
Other Prepayments and Current Assets	15,390	13,405

Total Current Assets	154,341	144,139

Regulatory and Other Noncurrent Assets:
Regulatory Assets	356,962	323,434
Long-Term Receivables	25,471	24,950
Derivatives - Energy Related Assets	98	64
Other	3,124	2,666

Total Regulatory and Other Noncurrent Assets	385,655	351,114

Total Assets	$2,365,728	$2,281,576

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	March 31, 2016	December 31, 2015
Capitalization and Liabilities
Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	250,827	250,827
Accumulated Other Comprehensive Loss	(12,851)	(12,862)
Retained Earnings	508,532	464,114

Total Common Equity	752,356	707,927

Long-Term Debt (see Note 1)	638,636	577,454

Total Capitalization	1,390,992	1,285,381

Current Liabilities:
Notes Payable	64,800	134,400
Current Portion of Long-Term Debt	27,909	27,909
Accounts Payable - Commodity	9,497	8,936
Accounts Payable - Other	38,000	40,579
Accounts Payable - Related Parties	7,157	7,552
Derivatives - Energy Related Liabilities	4,971	5,489
Customer Deposits and Credit Balances	18,601	19,531
Environmental Remediation Costs	52,748	48,323
Taxes Accrued	2,388	1,930
Pension Benefits	2,227	2,227
Interest Accrued	4,873	5,989
Other Current Liabilities	3,867	5,686

Total Current Liabilities	237,038	308,551

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	55,373	42,841
Deferred Income Taxes - Net	458,489	432,674
Environmental Remediation Costs	84,031	74,871
Asset Retirement Obligations	57,322	57,219
Pension and Other Postretirement Benefits	66,883	65,491
Derivatives - Energy Related Liabilities	173	351
Derivatives - Other	9,379	7,631
Other	6,048	6,566

Total Regulatory and Other Noncurrent Liabilities	737,698	687,644

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,365,728	$2,281,576

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE ENTITY - South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of South Jersey Gas Company (SJG or the Company), a regulated natural gas utility. SJG distributes natural gas in the seven southern most counties of New Jersey. In our opinion, the condensed financial statements reflect all normal and recurring adjustments needed to fairly present our financial position and operating results at the dates and for the periods presented. SJG’s business is subject to seasonal fluctuations and accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. As permitted by the rules and regulations of the Securities and Exchange Commission, the accompanying condensed financial statements contain certain condensed financial information and exclude certain note disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These condensed financial statements should be read in conjunction with SJG’s Annual Report on Form 10-K for the year ended December 31, 2015 for a more complete discussion of our accounting policies and certain other information.

Certain reclassifications have been made to the prior period condensed balance sheets, as well as the prior period long-term debt carrying value in Note 6, to conform to the current period presentation. The unamortized debt issuance costs previously included in "Regulatory and Other Noncurrent Assets" on the condensed balance sheets were reclassified to Long-Term Debt to conform to ASU 2015-03, which is described below under "New Accounting Pronouncements." This reclassification caused the prior period long-term debt carrying value in Note 6 to be adjusted.

REVENUE AND THROUGHPUT - BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. The PUA is included in both revenues and energy and other taxes, and totaled $0.4 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively.

NEW ACCOUNTING PRONOUNCEMENTS — Other than as described below, no new accounting pronouncement issued or effective during 2016 or 2015 had, or is expected to have, a material impact on the condensed financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Adoption of this guidance did not have an impact on the Company's results of operations; however, balance sheet presentations were modified to conform to this guidance.

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

In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU states that, given the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements within ASU 2015-03 (discussed above), the SEC staff would not object to an entity deferring and presenting such costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of credit arrangement. The adoption of this standard did not have an impact on the companies financial statement results.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which enhances the reporting model for financial instruments and includes amendments to address aspects of recognition, measurement, presentation and disclosure. The standard is effective for annual periods, including interim periods within those annual periods. beginning after December 15, 2017. Early adoption is permitted for only certain portions of the new guidance. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

In March 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The new standard requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The accounting for leases by the lessor remains relatively the same. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this guidance clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This standard amends ASU 2014-09 (discussed above), to improve the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. This standard will have the same effective date and transition requirements as ASU 2014-09. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects of accounting for share-based payment arrangements. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This standard amends ASU 2014-09 (discussed above), to clarify identifying performance obligations and the licensing implementation guidance. This standard will have the same effective date and transition requirements as ASU 2014-09. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

2.	STOCK-BASED COMPENSATION PLANS:

Officers and other key employees of SJG participate in the stock-based compensation plans of SJI. Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original share units granted.

Beginning in 2015, SJI granted time-based shares of restricted stock, one-third of which vest annually over a three-year period and are limited to 100% payout. Vesting of time-based grants is contingent upon SJI achieving a return on equity (ROE) of at least 7% during the initial year of the grant and meeting the service requirement. Provided that the 7% ROE requirement is met in the initial year, payment is solely contingent upon the service requirement being met in years two and three of the grant. During the three months ended March 31, 2016 and 2015, SJG officers and other key employees were granted 9,777 and 7,366 shares of time-based restricted stock, respectively.

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

Through 2014, grants containing earnings-based targets were based on SJI's earnings per share (EPS) growth rate relative to a peer group to measure performance. In 2015, earning-based performance targets included predefined EPS and return on equity (ROE) goals to measure performance. Beginning in 2016, performance targets include pre-defined Economic Earnings compound annual growth rate (EE) for SJI. As EPS-based, ROE-based, and EE-based grants are contingent upon performance and service conditions, SJI is required to measure and recognize stock-based compensation expense based on the fair value at the date of grant over the requisite three-year period of each award. The fair value is measured as the market price at the date of grant. The initial accruals of compensation expense are based on the estimated number of shares expected to vest, assuming the requisite service is rendered and probable outcome of the performance condition is achieved. That estimate is revised if subsequent information indicates that the actual number of shares is likely to differ from previous estimates. Compensation expense is ultimately adjusted based on the actual achievement of service and performance targets.

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

The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at March 31, 2016, and the assumptions used to estimate the fair value of the awards:

Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
2014 - TSR	9,980	$21.31	20.0%	0.80%
2014 - EPS	9,980	$27.22	n/a	n/a
2015 - TSR	7,081	$26.31	16.0%	1.10%
2015 - EPS, ROE,Time	15,669	$29.47	n/a	n/a
2016 - TSR	11,408	$22.01	18.1%	1.31%
2016 - EE, Time	21,185	$23.52	n/a	n/a

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

The cost for restricted stock awards during the three months ended March 31, 2016 and 2015 was $0.2 million and $0.1 million, respectively. Of these costs, approximately one half was capitalized to Utility Plant.

As of March 31, 2016, there was $1.2 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the plans. That cost is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes information regarding restricted stock award activity during the three months ended March 31, 2016, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2016	46,475	$26.67

Granted	32,592	$22.99
Canceled / Forfeited	(1,154)	$26.24
Vested	(2,610)	29.47

Nonvested Shares Outstanding, March 31, 2016	75,303	$24.99

Performance targets during the three-year vesting periods were not attained for the January 2012 or 2013 grants that vested at December 31, 2014 and 2015, respectively. As a result, no shares were awarded in 2015 or 2016 associated with those grants. However, the initial performance hurdle for the 2015 time-based grant was met. As a result, 2,610 shares were awarded to Officers and other key employees during the three month ended March 31, 2016 at a market value of $0.1 million. SJG has a policy of making cash payments to SJI to satisfy its obligations under the Plan. Cash payments to SJI during the three months ended March 31, 2016 and 2015 were approximately $0.2 million in each period relating to stock awards. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

3.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU).

In January 2016, SJG provided a BGSS bill credit of approximately $20.0 million to its residential and small commercial customers. This credit is in addition to an overall rate reduction of 10.3 percent that was approved by the BPU and took effect in October 2015. SJG’s ability to offer the BGSS bill credit is a direct result of lower wholesale natural gas prices and the overall management of its gas supply portfolio. The BGSS clause serves as a method to pass along increases or decreases in gas costs to customers; therefore, SJG’s income is not affected by BGSS rate adjustments or bill credits.

On February 29, 2016, SJG filed a petition with the BPU for approval to continue its Accelerated Infrastructure Replacement Program (AIRP), which will expire at the end of 2016. In its petition, SJG has requested approval to continue its AIRP for an additional seven years, with program investments totaling approximately $500.0 million, to retire and replace bare steel and cast iron mains, bare steel services, and other aging infrastructure. The petition proposes to recover the costs of, and a return on, future AIRP investments through annual base rate adjustments. The petition also includes a request to reflect in base rates approximately $76.0 million of AIRP investments that will have been made since the conclusion of SJG’s last base rate case in October 2014 through the end of 2016.

In February 2016, the BPU approved a $7.9 million revenue decrease to SJG’s Energy Efficiency Tracker (EET), which recovers the cost of, and an allowed return on, investments in Energy Efficiency Programs (EEP). SJG’s original EEPs and its first EEP Extension, approved by the BPU in 2009 and 2013, respectively, ended in July 2013 and August 2015, respectively. The revenue requirements associated with these prior investments decrease over time as they are amortized and recovered. SJG is continuing to make energy efficiency investments under its most recent EEP Extension, which was approved by the BPU in August 2015, and is recovering the costs, and the allowed return on, those investments through the EET.

There have been no other significant regulatory actions or changes to SJG's rate structure since December 31, 2015. See Note 3 to the Financial Statements in Item 8 of SJG's Form 10-K for the year ended December 31, 2015.

4.	REGULATORY ASSETS AND LIABILITIES:

There have been no significant changes to the nature of SJG’s regulatory assets and liabilities since December 31, 2015, which are described in Notes 3 and 4 to the Financial Statements in Item 8 of SJG’s Form 10-K for the year ended December 31, 2015.

Regulatory Assets consisted of the following items (in thousands):

	March 31, 2016	December 31, 2015
Environmental Remediation Costs:
Expended - Net	$47,023	$42,032
Liability for Future Expenditures	136,779	123,194
Deferred Asset Retirement Obligation Costs	42,515	42,430
Deferred Pension and Other Postretirement Benefit Costs	79,779	79,779
Deferred Gas Costs - Net	—	2,701
Conservation Incentive Program Receivable	19,205	2,624
Deferred Interest Rate Contracts (Note 11)	9,379	7,631
Energy Efficiency Tracker	—	496
Pipeline Supplier Service Charges	3,360	3,776
Pipeline Integrity Cost	4,310	4,596
AFUDC - Equity Related Deferrals	11,638	11,423
Other Regulatory Assets	2,974	2,752

Total Regulatory Assets	$356,962	$323,434

ENVIRONMENTAL REMEDIATION COSTS - We have two regulatory assets associated with environmental costs related to the cleanup of 12 sites where we or our predecessors previously operated gas manufacturing plants. The first asset, "Environmental Remediation Cost: Expended - Net," represents what was actually spent to clean up the sites, less recoveries through the Remediation Adjustment Clause (RAC) and insurance carriers. These costs meet the deferral requirements of GAAP, as the BPU allows us to recover such expenditures through the RAC. The other asset, "Environmental Remediation Cost: Liability for Future Expenditures," relates to estimated future expenditures required to complete the remediation of these sites. We recorded this estimated amount as a regulatory asset with the corresponding current and noncurrent liabilities on the balance sheets under the captions "Current Liabilities" and "Regulatory and Other Noncurrent Liabilities." The BPU allows us to recover the deferred costs over seven-year periods after they are spent. The increase from December 31, 2015 is a result of expenditures made during the first three months of 2016 and an increase in the expected future expenditures for remediation activities.

DEFERRED GAS COSTS - NET - See discussion under "Deferred Revenues - Net" below.

CONSERVATION INCENTIVE PROGRAM (CIP) RECEIVABLE – The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was less than the established baseline during the 2015 - 2016 winter season and, more notably, during the first three months of 2016, resulting in an increase in the receivable. This is primarily the result of extremely warm weather experienced in the region.

Regulatory Liabilities consisted of the following items (in thousands):

	March 31, 2016	December 31, 2015
Excess Plant Removal Costs	$32,294	$32,644
Deferred Revenues-Net	11,241	—
Societal Benefit Costs	9,454	10,197
Energy Efficiency Tracker	2,384	—

Total Regulatory Liabilities	$55,373	$42,841

DEFERED REVENUES - NET - Over/under collections of gas costs are monitored through SJG's BGSS mechanism. Net under collected gas costs are classified as a regulatory asset and net over collected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The BGSS changed from a $2.7 million regulatory asset at December 31, 2015 to a $11.2 million regulatory liability at March 31, 2016 primarily due to the gas costs recovered from customers exceeding the actual cost of the commodity. SJG typically over collects during the winter season when throughput is high and under collects during the summer season when throughput is low.

ENERGY EFFICIENCY TRACKER (EET) - This regulatory liability primarily represents energy efficiency measures installed in customer homes and businesses. The change from a $0.5 million regulatory asset at December 31, 2015 to a $2.4 million regulatory liability at March 31, 2016 is due to recoveries being greater than the cost of, and allowed return on, investments in the Energy Efficiency Programs. In February 2016, the BPU approved a $7.9 million revenue decrease to SJG’s EET. (see Note 3)

5.	RELATED-PARTY TRANSACTIONS:

There have been no significant changes in the nature of SJG’s related-party transactions since December 31, 2015. See Note 5 to the Financial Statements in Item 8 of SJG’s Form 10-K for the year ended December 31, 2015 for a detailed description of the related parties and their associated transactions.

A summary of related party transactions, excluding pass-through items, included in Operating Revenues were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Operating Revenues/Affiliates:
SJRG	$4,001	$1,052
Marina	117	232
Total Operating Revenue/Affiliates	$4,118	$1,284

Related-party transactions, excluding pass-through items, included in Operating Expenses were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Costs of Sales/Affiliates (Excluding depreciation)
SJRG	$7,989	$19,023
Energy-Related Derivative Losses / (Gains) *
SJRG	$—	$(4)

* Contracts used to hedge natural gas purchases. Included in Cost of Sales on the Condensed Statements of Income.

Operations Expense/Affiliates:
SJI	$4,555	$3,917
Millennium	694	660
Other	(57)	(109)
Total Operations Expense/Affiliates	$5,192	$4,468

6.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of both March 31, 2016 and December 31, 2015, the escrowed proceeds, including interest earned, totaled $32,200. SJG maintains a margin account with a counterparty in conjunction with SJG's risk management activities as detailed in Note 11. The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with this counterparty change. As of March 31, 2016 and December 31, 2015, the balance held with this counterparty totaled $5.4 million and $6.7 million, respectively. The carrying amounts of the Restricted Investments approximate their fair value at March 31, 2016 and December 31, 2015, which would be included in Level 1 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities.)

NOTE RECEIVABLE - In June 2015, SJG advanced $10.0 million to a not-for-profit organization formed to spur economic development in Atlantic City, New Jersey, of which $0.1 million was repaid. The Note bears interest at 1% for an initial term of six months, with the borrower’s option to extend the term for two additional terms of three months each. In December 2015 and February 2016, the borrower exercised each option, respectively. SJG holds a first lien security interest on land in Atlantic City as collateral against this note. The carrying amount of this receivable approximates its fair value at March 31, 2016 and December 31, 2015, which would be included in Level 2 of the fair value hierarchy (See Note 10 - Fair Value of Financial Assets and Financial Liabilities).

LONG-TERM RECEIVABLES – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources. The terms of these loans call for customers to make monthly payments over a period of up to five to ten years with no interest. The carrying amounts of such loans were $12.2 million and $12.9 million as of March 31, 2016 and December 31, 2015, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the condensed balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.2 million and $1.3 million as of March 31, 2016 and December 31, 2015, respectively. The annualized amortization to interest is not material to SJG’s financial statements. The carrying amounts of these receivables approximate their fair value at March 31, 2016 and December 31, 2015, which would be included in Level 2 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities.)

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJG's financial instruments approximate their fair values at March 31, 2016 and December 31, 2015, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJG at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy. See Note 10 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJG's long-term debt, including current maturities, as of March 31, 2016 and December 31, 2015, were $723.2 million and $657.4 million, respectively. The carrying amount of SJG's long-term debt, including current maturities, as of March 31, 2016 and December 31, 2015, was $666.5 million and $605.4 million, respectively. The carrying amounts as of March 31, 2016 and December 31, 2015 are net of unamortized debt issuance costs of $6.5 million and $6.6 million, respectively (see Note 1).

7.	LINES OF CREDIT:

Credit facilities and available liquidity as of March 31, 2016 were as follows (in thousands):

	Total Facility	Usage		Available Liquidity	Expiration Date
Commercial Paper Program/ Revolving Credit Facility	$200,000	$66,900	(A)	$133,100	May 2018
Uncommitted Bank Lines	10,000	—		10,000	August 2016

Total	$210,000	$66,900	(A)	$143,100

(A) Includes letters of credit outstanding in the amount of $2.1 million.

The SJG revolving credit facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter. SJG was in compliance with this covenant as of March 31, 2016.

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

Average borrowings outstanding under these credit facilities during the three months ended March 31, 2016 and 2015 were $88.4 million and $108.5 million, respectively. The maximum amount outstanding under these credit facilities during the three months ended March 31, 2016 and 2015 were $141.7 million and $136.9 million, respectively.

Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 0.69% and 0.50% at March 31, 2016 and 2015, respectively.

8.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three months ended  March 31, 2016 and 2015, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits
	Three Months Ended March 31,
	2016	2015
Service Cost	$986	$1,067
Interest Cost	2,251	2,048
Expected Return on Plan Assets	(2,536)	(2,734)
Amortizations:
Prior Service Cost	40	39
Actuarial Loss	1,732	1,963
Net Periodic Benefit Cost	2,473	2,383
Capitalized Benefit Cost	(1,187)	(1,239)
Deferred Benefit Cost	(161)	—
Total Net Periodic Benefit Expense	$1,125	$1,144

	Other Postretirement Benefits
	Three Months Ended March 31,
	2016	2015
Service Cost	$153	$182
Interest Cost	435	429
Expected Return on Plan Assets	(517)	(416)
Amortizations:
Prior Service Cost	(57)	85
Actuarial Loss	196	214
Net Periodic Benefit Cost	210	494
Capitalized Benefit Cost	(101)	(257)
Total Net Periodic Benefit Expense	$109	$237

Capitalized benefit cost reflected in the table above relate to our construction program. Deferred benefit costs relate to the deferral of incremental expenses associated with the adoption of new mortality tables effective December 31, 2014 and 2015. Deferred benefit costs are expected to be recovered through rates as part of our next base rate case.

SJG contributed $12.0 million to the pension plans in January 2015. No contributions were made to the pension plans during the three-month period ending March 31, 2016. SJG does not expect to make any contributions to the pension plans in 2016; however, changes in future investment performance and discount rates may ultimately result in a contribution. Payments related to the unfunded Supplemental Executive Retirement Plan (SERP) are expected to approximate $2.2 million in 2016. We also have a regulatory obligation to contribute approximately $3.6 million annually to the other postretirement benefit plans’ trusts, less direct costs incurred.

See Note 11 to the Financial Statements in Item 8 of SJG’s Form 10-K for the year ended December 31, 2015 for additional information related to SJG’s pension and other postretirement benefits.

9.    COMMITMENTS AND CONTINGENCIES:

STANDBY LETTER OF CREDIT - SJG provided a $2.1 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in our service territory. SJG also provided a $25.2 million letter of credit under a separate facility outside of its revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system.

ENVIRONMENTAL REMEDIATION COSTS - SJG incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. There have been no significant changes to the status of SJG’s environmental remediation efforts since December 31, 2015, as described in Note 12 to the Financial Statements in Item 8 of SJG’s Form 10-K for the year ended December 31, 2015.

GAS SUPPLY RELATED CONTRACTS - In the normal course of conducting business, we have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest date at which any of the primary terms of these contracts expire is October 2017. The transportation and storage agreements entered into between us and each of our interstate pipeline service providers were done so in accordance with their respective FERC-approved tariff. Our cumulative obligation for gas supply-related demand charges and reservation fees paid for these services averages approximately $6.1 million per month and is recovered on a current basis through the BGSS.

PENDING LITIGATION - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.8 million related to all claims in the aggregate as of both March 31, 2016 and December 31, 2015, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

COLLECTIVE BARGAINING AGREEMENTS - Unionized personnel represent approximately 61% of our workforce at March 31, 2016. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (IBEW) operates under a collective bargaining agreement that runs through February 2017; and the International Association of Machinists and Aerospace Workers (IAM) operates under a collective bargaining agreement that expires in August 2017.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of March 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,877	$1,733	$7,144	$—
Derivatives – Energy Related Assets (B)	354	354	—	—
	$9,231	$2,087	$7,144	$—

Liabilities

Derivatives – Energy Related Liabilities (B)	$5,144	$4,987	$153	$4
Derivatives – Other (C)	9,379	—	9,379	—
	$14,523	$4,987	$9,532	$4

As of December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,788	$1,722	$7,066	$—
Derivatives - Energy Related Assets (B)	1,141	398	144	599
	$9,929	$2,120	$7,210	$599

Liabilities

Derivatives - Energy Related Liabilities (B)	$5,840	$5,424	$—	$416
Derivatives - Other (C)	7,631	—	7,631	—
	$13,471	$5,424	$7,631	$416

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

Type	Fair Value at March 31, 2016		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$—	$4	Discounted Cash Flow	Forward price (per dt)	$1.07 - $1.36 [$1.25]

Type	Fair Value at December 31, 2015		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$599	$416	Discounted Cash Flow	Forward price (per dt)	$1.18 - $5.21 [$2.90]

The changes in fair value measurements of Derivatives - Energy Related Assets and Liabilities for the three months ended March 31, 2016, using significant unobservable inputs (Level 3), are as follows (in thousands):

Three Months Ended March 31, 2016
Balance at beginning of period	$183
Other Changes in Fair Value from Continuing and New Contracts, Net	(4)
Settlements	(183)

Balance at end of period	(4)

There were no Derivatives - Energy Related Assets and Liabilities for the three months ended March 31, 2015, using significant unobservable inputs (Level 3).

11. DERIVATIVE INSTRUMENTS:

SJG is involved in buying, selling, transporting and storing natural gas and is subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company, through a counterparty, uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, futures contracts, swap agreements and options contracts. As of March 31, 2016, SJG had outstanding derivative contracts intended to limit the exposure to market risk on 12.8 million decatherms (MMdts) of expected future purchases of natural gas and 0.1 MMdts of expected future sales of natural gas. In addition to these derivative contracts, SJG had basis and index related purchase contracts of 0.1 MMdts and sales contracts of 9.0 MMdts for net contracted volumes of 8.9 MMdts. These contracts, which do not qualify for the normal purchase and sale exemption and have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed balance sheets. The costs or benefits of these short-term contracts are recoverable through SJG’s BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed balance sheets. As of March 31, 2016 and December 31, 2015, SJG had $4.8 million and $4.7 million of unrealized gains, respectively, included in its BGSS related to open financial contracts.

The Company has also entered into interest rate derivatives to hedge exposure to increasing interest rates and the impact of those rates on cash flows of variable-rate debt. These interest rate derivatives, which have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives-Other on the condensed balance sheets. The fair value represents the amount SJG would have to pay the counterparty to terminate these contracts as of those dates. There have been no significant changes to the Company’s active interest rate swaps since December 31, 2015, which are described in Note 1 to the Financial Statements in Item 8 of SJG’s Annual Report on Form 10-K for the year ended December 31, 2015. Subject to BPU approval, the market value upon termination of these interest rate derivatives can be recovered in rates and, therefore, these unrealized losses have been included in Regulatory Assets on the condensed balance sheets.

We previously used derivative transactions known as “Treasury Locks” to hedge against the impact on our cash flows of possible interest rate increases on debt issued in September 2005. The initial $1.4 million cost of the Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the 30-year life of the associated debt issue. As of both March 31, 2016 and December 31, 2015, the unamortized balance was approximately $0.9 million.
.

The fair values of all derivative instruments, as reflected in the condensed balance sheets as of March 31, 2016 and December 31, 2015, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	March 31, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$256	$4,971	$1,077	$5,489
Derivatives – Energy Related – Non-Current	98	173	64	351
Interest rate contracts:
Derivatives – Other	—	9,379	—	7,631
Total derivatives not designated as hedging instruments under GAAP	354	14,523	1,141	13,471
Total Derivatives	$354	$14,523	$1,141	$13,471

The Company enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Company presents derivatives at gross fair values on the condensed balance sheets.

As of March 31, 2016, and December 31, 2015, information related to these offsetting arrangements were as follows (in thousands):

As of March 31, 2016:
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$354	$—	$354	$(354)	(A)	$—	$—
Derivatives - Energy Related Liabilities	(5,144)	—	(5,144)	354	(B)	4,634	(156)
Derivatives - Other	(9,379)	—	(9,379)	—		—	(9,379)

As of December 31, 2015:
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$1,141	$—	$1,141	$(399)	(A)	$—	$742
Derivatives - Energy Related Liabilities	(5,840)	—	(5,840)	399	(B)	5,025	(416)
Derivatives - Other	(7,631)	—	(7,631)	—		—	(7,631)

(A) The balances at March 31, 2016 and December 31, 2015 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at March 31, 2016 and December 31, 2015 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed statements of income for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	2016	2015
Interest Rate Contracts:
Losses reclassified from Accumulated Other Comprehensive Loss into income (a)	$(12)	$(12)
(a) Included in Interest Charges

Net realized loss of $2.8 million and $2.6 million associated with SJG's energy-related financial commodity contracts for the three months ended March 31, 2016 and 2015, are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy-related financial commodity contracts are deferred in Regulatory Assets or Liabilities, as applicable, and there is no impact to earnings.

12.	LONG-TERM DEBT:

In January 2016, SJG issued $61.0 million of long-term debt at 1.37% under a $200.00 million aggregate syndicated bank term facility. The facility is now fully drawn. The total outstanding amount under this facility as of March 31, 2016 was $200.0 million.

The Company did not retire any long-term debt during the three months ended March 31, 2016. We retire debt when it is cost effective as permitted by the debt agreements.

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in Accumulated Other Comprehensive Loss (AOCL) for the three months ended March 31, 2016 are as follows (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance at January 1, 2016 (a)	$(12,220)	$(544)	$(98)	$(12,862)
Other comprehensive loss before reclassifications	—	—	63	63
Amounts reclassified from AOCL (b)	—	7	(59)	(52)
Net current period other comprehensive income	—	7	4	11
Balance at March 31, 2016 (a)	$(12,220)	$(537)	$(94)	$(12,851)

(a) Determined using a combined average statutory tax rate of 40%.
(b) See table below.

The reclassifications out of AOCL during the three months ended March 31, 2016 are as follows (in thousands):

Components of AOCL	Amounts Reclassified from AOCL	Affected Line Item in the Condensed Statements of Income
	Three Months Ended March 31, 2016
Unrealized Loss in on Derivatives-Other - Interest Rate Contracts designated as cash flow hedges	$12	Interest Charges
Income Taxes	(5)	Income Taxes (a)
	$7

Unrealized Gain on Available-for-Sale Securities	(99)	Other Income & Expense
Income Taxes	40	Income Taxes (a)
	$(59)

Gains from reclassifications for the period net of tax	$(52)

(a) Determined using a combined average statutory tax rate of 40%.

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

OVERVIEW:

Organization - We are an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. We also sell natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transport natural gas purchased directly from producers or suppliers to their customers. We served 375,585 customers at March 31, 2016 compared with 368,988 customers at March 31, 2015.

Forward-Looking Statements and Risk Factors - This Quarterly Report, including information incorporated by reference, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.
All statements other than statements of historical fact, including statements regarding future results of operations or financial position, expected sources of incremental margin, strategy, financing needs, future capital expenditures and the outcome or effect of ongoing litigation, are forward-looking. This Quarterly Report uses words such as “anticipate,” “believe,” “expect,” “estimate,” “forecast,” “goal,” “intend,” “objective,” “plan,” “project,” “seek,” “strategy,”"target," “will” and similar expressions to identify forward-looking statements. These forward-looking statements are based on the beliefs and assumptions of management at the time that these statements were made and are inherently uncertain. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. These risks and uncertainties include, but are not limited to, general economic conditions on an international, national, state and local level; weather conditions in SJG’s marketing areas; changes in commodity costs; changes in the availability of natural gas; “non-routine” or “extraordinary” disruptions in SJG’s distribution system; regulatory, legislative and court decisions; competition; the availability and cost of capital; costs and effects of legal proceedings and environmental liabilities; the failure of customers, suppliers or business partners to fulfill their contractual obligations; and changes in business strategies.

These risks and uncertainties, as well as other risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements, are described in greater detail under the heading “Item 1A. Risk factors” in this Quarterly Report and in SJG’s Annual Report on Form 10-K for the year ended December 31, 2015 and in any other SEC filings incorporated by reference into this Quarterly Report. No assurance can be given that any goal or plan set forth in any forward-looking statement can or will be achieved, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date they are made. SJG undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies - Estimates and Assumptions - Management must make estimates and assumptions that affect the amounts reported in the condensed financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our condensed financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement benefit costs, and revenue recognition. A discussion of these estimates and assumptions may be found in SJG’s Form 10-K for the year ended December 31, 2015.

New Accounting Pronouncements -    See detailed discussions concerning New Accounting Pronouncements and their impact on SJG in Note 1 to the condensed financial statements.

Regulatory Actions – Other than the changes discussed in Note 3 to the condensed financial statements, there have been no significant regulatory actions since December 31, 2015. See detailed discussions concerning regulatory actions in Note 3 to the Financial Statements in item 8 of SJG’s Form 10-K for the year ended December 31, 2015.

Environmental Remediation – There have been no significant changes to the status of SJG’s environmental remediation efforts since December 31, 2015. See detailed discussion concerning environmental remediation costs in Note 12 to the Financial Statements in Item 8 of SJG’s Form 10-K for the year ended December 31, 2015.

Competition - See detailed discussion concerning competition in SJG’s Form 10-K for the year ended December 31, 2015.

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The number of customers purchasing their natural gas from marketers was 34,508 and 36,325 at March 31, 2016 and 2015, respectively.

RESULTS OF OPERATIONS:

The following table summarizes the composition of selected gas utility data for the three month periods ended March 31, (in thousands, except for degree day data):

	Three Months Ended March 31,
	2016	2015
Utility Throughput – decatherms(dt):
Firm Sales -
Residential	11,138	14,754
Commercial	2,183	3,678
Industrial	152	228
Cogeneration & Electric Generation	194	94
Firm Transportation -
Residential	1,008	1,527
Commercial	2,823	3,405
Industrial	3,053	2,948
Cogeneration & Electric Generation	1,479	1,368

Total Firm Throughput	22,030	28,002

Interruptible Sales	2	3
Interruptible Transportation	375	333
Off-System Sales	5,050	4,464
Capacity Release	16,151	15,045

Total Throughput - Utility	43,608	47,847

	Three Months Ended March 31,
	2016	2015
Utility Operating Revenues:
Firm Sales -
Residential	$117,782	$170,209
Commercial	22,145	37,409
Industrial	1,378	2,687
Cogeneration & Electric Generation	746	805
Firm Transportation -
Residential	6,493	8,477
Commercial	12,478	13,761
Industrial	5,330	6,331
Cogeneration & Electric Generation	1,509	1,908

Total Firm Revenues	167,861	241,587

Interruptible Sales	18	56
Interruptible Transportation	332	410
Off-System Sales	13,488	23,988
Capacity Release	5,815	1,308
Other	252	309
Total Utility Operating Revenues	187,766	267,658

Less:
Cost of Sales (Excluding depreciation)	69,303	146,102
Conservation Recoveries*	5,101	12,263
RAC Recoveries*	2,298	2,281
EET Recoveries*	799	1,049
Revenue Taxes	361	579
Utility Margin**	$109,904	$105,384

Margin:
Residential	$71,278	$90,684
Commercial and Industrial	25,229	32,714
Cogeneration and Electric Generation	1,313	1,193
Interruptible	21	55
Off-System Sales & Capacity Release	1,681	1,571
Other Revenues	251	308
Margin Before Weather Normalization & Decoupling	99,773	126,525
CIP Mechanism	9,263	(21,581)
EET Mechanism	868	440
Utility Margin**	$109,904	$105,384

Degree Days:	2,216	2,925

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.
**Utility Margin is further defined under the caption "Margin (pre-tax)" below.

Throughput – Total gas throughput decreased by 4.2 MMdts during the three months ended March 31, 2016 compared to the same period in 2015. The primary reason for the decrease was unseasonably warm weather that was 24.2% warmer during the first quarter of 2016, which lowered firm throughput by 6.0 MMths, or 21.3%, compared to the same period in 2015. The negative impact of weather on firm throughput was partially offset by the addition of 6,597 customers, a 1.8% increase compared with the same period in 2015.

Partially offsetting the decrease in firm throughput were increases in both Off-System Sales (OSS) and capacity release, which increased 0.6 MMdts and 1.1 MMdts, respectively. Warmer than normal weather created less demand in SJG’s service territory and more supply available for OSS and capacity release activity.

Operating Revenues – Revenues decreased $79.9 million, or 29.8%, during the three months ended March 31, 2016, compared with the same period in 2015. Total firm revenue was $73.7 million lower during the three months ended March 31, 2016 compared to the same period last year, due to several factors. Firm throughput was significantly lower during the first quarter of 2016, compared to the first quarter of last year, as discussed above under “Throughput.” The impact of this reduction in throughput lowered SJG’s recovery of natural gas costs through its Basic Gas Supply Service (“BGSS”) mechanism by $39.5 million. In addition, SJG reduced its BGSS rate effective October 1, 2015 by 18.6%, further reducing revenue by $17.3 million during the first quarter of 2016. Finally, SJG provided a $20.0 million BGSS bill credit to its residential and small commercial customers in January 2016, of which $18.7 million reduced revenue for the first quarter of 2016, after consideration for sales tax. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, fluctuations in Operating Revenue and Cost of Sales, such as those discussed above, did not have an impact on SJG’s profitability.

Despite the increase in OSS discussed above under "Throughput", a 50% reduction in unit prices resulted in a net decrease of $10.5 million in OSS revenues during the three months ended March 31, 2016 compared with the same period in 2015. Capacity release revenue increased $4.5 million as a result of specific releases to Transco Zone 5 at a relatively high value, which did not occur during the first quarter of 2015. However, the impact of changes in OSS and capacity release activity do not have a material impact on the earnings of SJG, as SJG is required to return 85% of the profits of such activity to its ratepayers. Earnings from OSS and capacity release can be seen in the “Margin” table above.

Conservation Incentive Program (CIP) - The effects of the CIP on our net income and the associated weather comparisons are as follows (dollars in millions):

	Three Months Ended March 31,
	2016	2015
Net Income Impact:
CIP – Weather Related	$3.3	$(8.6)
CIP – Usage Related	2.2	(4.2)
Total Net Income Impact	$5.5	$(12.8)

Weather Compared to 20-Year Average	9.9% Warmer	20.7% Colder
Weather Compared to Prior Year	24.2% Warmer	5.0% Colder

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

Total margin increased $4.5 million, or 4.3%, for the three months ended March 31, 2016 compared with the same period in 2015. The rolling into base rates of Storm Hardening and Reliability Program (SHARP) investments of approximately $36.6 million on October 1, 2015 contributed approximately $2.0 million of additional margin in the first quarter of 2016 compared with 2015. In addition, SJG added 6,597 customers over the 12-month period ended March 31, 2016, contributing approximately $2.1 million in additional margin during the three months ended March 31, 2016, compared with the same period of 2015.

The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the margin and CIP tables above, the CIP mechanism protected $9.3 million, or $5.5 million after taxes, of margin for the three months ended March 31, 2016 that would have been lost due to weather that was warmer than average and lower customer usage. The CIP mechanism reduced margin by $21.6 million, or $12.8 million after taxes, for the three months ended March 31, 2015, primarily due to weather that was much colder than normal.

Operating Expenses - A summary of changes in operating expenses (in thousands):

Three Months Ended March 31, 2016 vs. 2015
Operations	$(7,289)
Maintenance	$386
Depreciation	$1,619
Energy and Other Taxes	$(393)

Operations - Operations expense decreased $7.3 million for the three month period ended March 31, 2016, as compared with the same period in 2015. The decrease primarily resulted from the operation of the Company’s New Jersey Clean Energy Program and Energy Efficiency Programs, which experienced a net decrease of $7.4 million. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting decrease in revenue during the three months ended March 31, 2016, compared with the same period in the prior year. This was due to a reduction in the approved rates used to recover such costs, as well as lower recoveries resulting from warmer weather during the first quarter of 2016, as previously discussed.

Maintenance - Maintenance expense increased $0.4 million during the three month period ended March 31, 2016, compared with the same period in 2015, primarily due to increase in maintenance of services activity.

Depreciation - Depreciation expense increased $1.6 million during the three month period ended March 31, 2016, compared with the same period in 2015, due mainly to our continuing investment in property, plant and equipment.

Energy and Other Taxes -Energy and Other Taxes decreased $0.4 million during the three month period ended March 31, 2016, compared with the same period in 2015, due mainly to lower revenue-based taxes which decreased as a result of lower revenue in the first quarter of 2016, as previously discussed under “Revenue”.

Other Income and Expense - Changes on Other Income and Expense for the three month period ended March 31, 2016, compared to the same period in 2015, were not significant.

Interest Charges – Interest Charges decreased $0.4 million during the three month period ended March 31, 2016, compared with the same period in 2015, primarily due to higher capitalization of interest costs on construction during 2016. This was a result of accumulating capital investments under the Company's Accelerated Infrastructure Replacement Program (AIRP). AIRP investments are approved by the BPU to accrue interest on construction until such time they are rolled into base rates.

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $68.8 million and $19.6 million in the first three months of 2016 and 2015, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Net cash provided by operations increased primarily due to improvements in working capital as a result of lower payments for gas purchases driven by the warmer weather experienced during the first quarter of 2016. Also, SJG did not make a pension contribution this year as compared with last year. In 2015, SJG made a $12.0 million pension contribution as a result of a decline in the discount rate and new mortality tables released at the end of 2014, both of which negatively impacted the funding status of the pension plans. The Company strives to keep its pension plans fully funded. When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, the Company increases its contributions to supplant that funding shortfall.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital expenditures, primarily to invest in new and replacement facilities and equipment. Cash used for capital expenditures was $60.1 million and $41.6 million during the first three months of 2016 and 2015, respectively. We estimate the net cash outflows for capital expenditures for fiscal years 2016, 2017 and 2018 to be approximately $221.1 million, $205.6 million and $268.4 million, respectively. For capital expenditures, including those under the AIRP, SJG expects to use short-term borrowings to finance capital expenditures as incurred. From time to time, the Company may refinance the short-term debt incurred to support capital expenditures with long-term debt.

Cash Flows from Financing Activities - SJG uses short-term borrowings under lines of credit from commercial banks, or under its commercial paper program discussed below, to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, the Company refinances short-term debt incurred to finance capital expenditures with long-term debt. Debt is incurred primarily to expand and upgrade our gas transmission and distribution system and to support seasonal working capital needs related to inventories and customer receivables. In January, the Company issued $61.0 million of long-term debt under a $200.0 million aggregate syndicated bank term facility. The total outstanding amount under this facility as of March 31, 2016 was $200.0 million.

Credit facilities and available liquidity as of March 31, 2016 were as follows (in thousands):

	Total Facility	Usage		Available Liquidity	Expiration Date
Commercial Paper/Revolving Credit Facilities	$200,000	$66,900	(A)	$133,100	May 2018
Uncommitted Bank Lines	10,000	—		10,000	August 2016

Total	$210,000	$66,900	(A)	$143,100

(A) Includes letters of credit outstanding in the amount of $2.1 million.

The SJG facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJG was in compliance with this covenant as of March 31, 2016.

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

Average borrowings outstanding under the commercial paper program/revolving credit facility, during the three months ended March 31, 2016 and 2015 were $88.4 million and $108.5 million, respectively. The maximum amount outstanding under these credit facilities, not including letters of credit, during the three months ended March 31, 2016 and 2015 were $141.7 million and $136.9 million, respectively.

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

SJG’s capital structure was as follows:

	As of March 31, 2016	As of December 31, 2015
Common Equity	51%	49%
Long-Term Debt	45%	42%
Short-Term Debt	4%	9%

Total	100%	100%

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for capital expenditures for the first three months of 2016 and 2015 amounted to $60.1 million and $41.6 million, respectively. Management estimates net cash outflows for construction projects for 2016, 2017 and 2018, to be approximately $221.1 million, $205.6 million and $268.4 million, respectively. Costs for remediation projects, net of recoveries from ratepayers, for the first three months of 2016 and 2015 amounted to net cash outflows of $7.4 million and $0.9 million, respectively. Total net cash outflows for remediation projects are expected to be $32.4 million, $33.5 million and $4.6 million for 2016, 2017 and 2018, respectively. As discussed in Notes 4 and 12 to the Financial Statements in Item 8 of SJG’s 10-K for the year ended December 31, 2015, environmental remediation costs are subject to recovery from ratepayers.

SJG provided a $2.1 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in our service territory. SJG also provided a $25.2 million letter of credit under a separate facility, outside of the revolving credit facility, to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG's natural gas distribution system.

SJG has certain commitments for interstate pipeline capacity, storage services, Liquefied Natural Gas (LNG) and LNG transportation services, which carry demand type charges for which it pays fees regardless of usage. Those commitments as of March 31, 2016, average $73.7 million annually and total $336.3 million over the contracts’ lives.  Approximately 37% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all such prudently incurred fees through rates via the BGSS.

Contractual Cash Obligations – Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2015.  SJG's contractual cash obligations increased $120.3 million from December 31, 2015 primarily due to the issuance of $61.0 million of long-term debt under a $200.0 million aggregate syndicated bank term facility and $48.4 million increase in vendor agreements regarding contractor payments.

Off-Balance Sheet Arrangements - We have no off-balance sheet arrangements.

Pending Litigation - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.8 million , related to all claims in the aggregate, as of both March 31, 2016 and December 31, 2015. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

The fair value and maturity of these energy trading and hedging contracts determined using mark-to-market accounting as of March 31, 2016 are as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$256	$98	$354
Prices Provided by Other External Sources (Basis)	—	—	—
Prices based on internal models or other valuable methods	—	—	—

Total	$256	$98	$354

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$4,814	$173	$4,987
Prices Provided by Other External Sources (Basis)	153	—	153
Prices based on internal models or other valuable methods	4	—	4

Total	$4,971	$173	$5,144

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Contracted volumes of our NYMEX contracts are 12.8 MMdt with a weighted-average settlement price of $2.66 per dt. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our Basis contracts are 8.9 MMdt with a weighted-average settlement price of $0.42 per dt.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2016	$(4,699)
Contracts Settled During the Three Months ended March 31, 2016, Net	1,618
Other Changes in Fair Value from Continuing and New Contracts, Net	(1,709)
Net Derivatives — Energy Related Liability, March 31, 2016	$(4,790)

Interest Rate Risk - Our exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt, inclusive of both short-term and long-term debt, outstanding at March 31, 2016, was $264.8 million and averaged $274.8 million during the first three months of 2016. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $1.6 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2015 - 20 b.p. increase; 2014 - 32 b.p. increase; 2013 - 14 b.p. decrease; 2012 - 1 b.p. decrease; and 2011 - 14 b.p. decrease.  As of March 31, 2016, our average interest rate on variable-rate debt was 1.20%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of March 31, 2016, the interest costs on all but $200.0 million of long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

As of March 31, 2016, SJG’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type
$12,500,000	3.53%	12/1/2006	2/1/2036	Tax-exempt
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its president (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act) as of March 31, 2016. Based on that evaluation, SJG’s president and chief financial officer concluded that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act, during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 30.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A of SJG’s Annual Report on Form 10-K for the year ended December 31, 2015.
SJG’s business could be harmed by cybersecurity threats and related disruptions. SJG relies extensively on information technology systems to process transactions, transmit and store information and manage SJG’s business. Disruption or failure of SJG’s information technology systems could shut down SJG’s facilities or otherwise harm its ability to safely deliver natural gas to its customers, serve its customers effectively or manage its assets, or otherwise materially disrupt its business. Cyber threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. SJG has experienced such attacks in the past; however, based on information currently available to SJG, none have had a material impact on its business, financial condition, results of operations or cash flows. In response, SJG has invested in expanded cybersecurity systems and procedures designed to ensure the continuous and uninterrupted performance of its information technology systems and protect against unauthorized access. However, all information technology systems are potentially vulnerable to security threats, including hacking, viruses, other malicious software, and other unlawful attempts to disrupt or gain access to such systems. There is no guarantee that SJG’s cybersecurity systems and procedures will prevent or detect the unauthorized access by experienced computer programmers, hackers or others. An attack on or failure of SJG’s information technology systems could result in the unauthorized disclosure, theft, misuse or destruction of customer or employee data or business or confidential information, or disrupt the performance of its information technology systems. These events could expose SJG to potential liability, litigation, governmental inquiries, investigations or regulatory actions, harm its brand and reputation, diminish customer confidence, disrupt operations, and subject SJG to payment of fines or other penalties, legal claims by its clients and significant remediation costs.

Item 6. Exhibits

(a)           Exhibits

Exhibit No.	Description	Reference

(3)(c)	By laws of South Jersey Gas Company, as amended and restated through April 29, 2016.	Incorporated by reference from Exhibit 3.2(ii) of Form 8-K of SJG as filed May 4, 2016.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act.

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

101
The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed with the Securities and Exchange Commission on May 6, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Balance Sheets and (v) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
(Registrant)

Dated:	May 6, 2016	By:	/s/ Stephen H. Clark
Stephen H. Clark
Chief Financial Officer
(Principal Financial Officer)