Form 10-Q
period 2016-06-30
SOUTH JERSEY GAS Co
filed 2016-08-05
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

As of August 1, 2016 there were 2,339,139 shares of the registrant’s common stock outstanding, all of which are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2016	2015
Operating Revenues	$68,762	$75,812

Operating Expenses:
Cost of Sales (Excluding depreciation)	19,997	25,419
Operations	22,525	23,939
Maintenance	4,259	3,928
Depreciation	11,490	9,711
Energy and Other Taxes	560	854

Total Operating Expenses	58,831	63,851

Operating Income	9,931	11,961

Other Income and Expense	1,079	1,670

Interest Charges	(4,552)	(5,113)

Income Before Income Taxes	6,458	8,518

Income Taxes	(1,415)	(3,292)

Net Income	$5,043	$5,226

The accompanying notes are an integral part of the unaudited condensed financial statements.

	Six Months Ended
	June 30,
	2016	2015
Operating Revenues	$256,528	$343,470

Operating Expenses:
Cost of Sales (Excluding depreciation)	89,300	171,521
Operations	48,594	57,297
Maintenance	8,643	7,926
Depreciation	22,700	19,302
Energy and Other Taxes	1,587	2,274

Total Operating Expenses	170,824	258,320

Operating Income	85,704	85,150

Other Income and Expense	1,915	2,430

Interest Charges	(9,339)	(10,303)

Income Before Income Taxes	78,280	77,277

Income Taxes	(28,819)	(29,464)

Net Income	$49,461	$47,813

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	June 30,
	2016	2015
Net Income	$5,043	$5,226

Other Comprehensive Income (Loss) - Net of Tax: *

Unrealized Gain (Loss) on Available-for-Sale Securities	3	(37)
Unrealized Gain on Derivatives - Other	7	7

Other Comprehensive Income (Loss) - Net of Tax *	10	(30)

Comprehensive Income	$5,053	$5,196

	Six Months Ended
	June 30,
	2016	2015
Net Income	$49,461	$47,813

Other Comprehensive Income - Net of Tax: *

Unrealized Gain on Available-for-Sale Securities	7	17
Unrealized Gain on Derivatives - Other	14	9

Other Comprehensive Income - Net of Tax *	21	26

Comprehensive Income	$49,482	$47,839

* Determined using a combined average statutory tax rate of 40%.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30,
	2016	2015
Net Cash Provided by Operating Activities	$97,394	$89,031

Cash Flows from Investing Activities:
Capital Expenditures	(107,676)	(95,861)
Note Receivable	(74)	(9,887)
Net Sale (Purchase) of Restricted Investments in Margin Accounts	6,737	1,969
Investment in Long-Term Receivables	(5,702)	(3,381)
Proceeds from Long-Term Receivables	5,195	2,040

Net Cash Used in Investing Activities	(101,520)	(105,120)

Cash Flows from Financing Activities:
Net (Repayments of) Borrowings from Short-Term Credit Facilities	(121,100)	26,200
Proceeds from Issuance of Long-Term Debt	61,000	—
Dividends on Common Stock	—	(9,891)
Additional Investment by Shareholder	65,000	—

Net Cash Provided by Financing Activities	4,900	16,309

Net Increase in Cash and Cash Equivalents	774	220
Cash and Cash Equivalents at Beginning of Period	775	1,778

Cash and Cash Equivalents at End of Period	$1,549	$1,998

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	June 30, 2016	December 31, 2015
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,310,223	$2,211,239
Accumulated Depreciation	(459,015)	(440,473)

Property, Plant and Equipment - Net	1,851,208	1,770,766

Investments:
Available-for-Sale Securities	8,996	8,788
Restricted Investments	32	6,769

Total Investments	9,028	15,557

Current Assets:
Cash and Cash Equivalents	1,549	775
Note Receivable	9,990	9,916
Accounts Receivable	66,635	64,445
Accounts Receivable - Related Parties	1,243	1,972
Unbilled Revenues	14,657	25,613
Provision for Uncollectibles	(9,761)	(9,778)
Natural Gas in Storage, average cost	9,198	14,294
Materials and Supplies, average cost	950	937
Prepaid Taxes	26,448	21,483
Derivatives - Energy Related Assets	3,573	1,077
Other Prepayments and Current Assets	16,090	13,405

Total Current Assets	140,572	144,139

Regulatory and Other Noncurrent Assets:
Regulatory Assets	380,364	323,434
Long-Term Receivables	25,504	24,950
Derivatives - Energy Related Assets	554	64
Other	3,292	2,666

Total Regulatory and Other Noncurrent Assets	409,714	351,114

Total Assets	$2,410,522	$2,281,576

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	June 30, 2016	December 31, 2015
Capitalization and Liabilities
Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	315,827	250,827
Accumulated Other Comprehensive Loss	(12,841)	(12,862)
Retained Earnings	513,575	464,114

Total Common Equity	822,409	707,927

Long-Term Debt (see Note 1)	438,820	577,454

Total Capitalization	1,261,229	1,285,381

Current Liabilities:
Notes Payable	13,300	134,400
Current Portion of Long-Term Debt	227,909	27,909
Accounts Payable - Commodity	10,341	8,936
Accounts Payable - Other	31,947	40,579
Accounts Payable - Related Parties	7,465	7,552
Derivatives - Energy Related Liabilities	4,694	5,489
Derivatives - Other Current	529	—
Customer Deposits and Credit Balances	21,952	19,531
Environmental Remediation Costs	70,295	48,323
Taxes Accrued	1,550	1,930
Pension Benefits	2,227	2,227
Interest Accrued	6,137	5,989
Other Current Liabilities	2,953	5,686

Total Current Liabilities	401,299	308,551

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	60,010	42,841
Deferred Income Taxes - Net	463,588	432,674
Environmental Remediation Costs	82,054	74,871
Asset Retirement Obligations	58,293	57,219
Pension and Other Postretirement Benefits	68,708	65,491
Derivatives - Energy Related Liabilities	3	351
Derivatives - Other Noncurrent	9,834	7,631
Other	5,504	6,566

Total Regulatory and Other Noncurrent Liabilities	747,994	687,644

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,410,522	$2,281,576

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE ENTITY - South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of South Jersey Gas Company (SJG or the Company), a regulated natural gas utility. SJG distributes natural gas in the seven southern most counties of New Jersey. In our opinion, the condensed financial statements reflect all normal and recurring adjustments needed to fairly present our financial position and operating results at the dates and for the periods presented. SJG’s business is subject to seasonal fluctuations, and accordingly, this interim financial information should not be the basis for estimating the full year’s operating results. As permitted by the rules and regulations of the Securities and Exchange Commission, the accompanying condensed financial statements contain certain condensed financial information and exclude certain note disclosures normally included in annual audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These condensed financial statements should be read in conjunction with SJG’s Annual Report on Form 10-K for the year ended December 31, 2015 for a more complete discussion of our accounting policies and certain other information.

Certain reclassifications have been made to the prior period's condensed balance sheets, as well as the prior period's long-term debt carrying value in Note 6, to conform to the current period presentation. The unamortized debt issuance costs previously included in "Regulatory and Other Noncurrent Assets" on the condensed balance sheets were reclassified to Long-Term Debt to conform to ASU 2015-03, which is described below under "New Accounting Pronouncements." This reclassification caused the prior period long-term debt carrying value in Note 6 to be adjusted.

REVENUE - BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include the New Jersey State Sales Tax and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. The PUA is included in both revenues and energy and other taxes, and totaled $0.2 million for both the three months ended June 30, 2016 and 2015, and $0.5 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively.

NEW ACCOUNTING PRONOUNCEMENTS — Other than as described below, no new accounting pronouncement issued or effective during 2016 or 2015 had, or are expected to have, a material impact on the condensed financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and in most industry-specific topics. The new guidance identifies how and when entities should recognize revenue. The new rules establish a core principle requiring the recognition of revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. The new guidance is effective for fiscal years, and interim periods within those annual periods, beginning after December 15, 2017. Management has formed an implementation team that is currently inventorying the contracts with customers and evaluating the impact that adoption of this guidance will have on the Company's financial statement results, as well as the transition method the Company will elect to adopt the guidance.

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

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This standard amends ASU 2014-09 (discussed above) to clarify identifying performance obligations and the licensing implementation guidance. This standard will have the same effective date and transition requirements as ASU 2014-09. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This standard amends ASU 2014-09 (discussed above) to provide additional guidance on (a) the objective of the collectibility criterion, (b) the presentation of sales tax collected from customers, (c) the measurement date of non-cash consideration received, (d) practical expedients in respect of contract modifications and completed contracts at transition, and (5) disclosure of the effects of the accounting change in the period of adoption. This standard will have the same effective date and transition requirements as ASU 2014-09. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

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

Beginning in 2015, SJI granted time-based shares of restricted stock, one-third of which vest annually over a three-year period and are limited to a 100% payout. Vesting of time-based grants is contingent upon SJI achieving a return on equity (ROE) of at least 7% during the initial year of the grant and meeting the service requirement. Provided that the 7% ROE requirement is met in the initial year, payment is solely contingent upon the service requirement being met in years two and three of the grant. During the six months ended June 30, 2016 and 2015, SJG officers and other key employees were granted 9,819 and 7,912 shares of time-based restricted stock, respectively.

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

Through 2014, grants containing earnings-based targets were based on SJI's earnings growth rate per share (EGR) relative to a peer group to measure performance. In 2015, earning-based performance targets included pre-defined EGR and return on equity (ROE) goals to measure performance. Beginning in 2016, performance targets include pre-defined compounded earnings annual growth rate (CEGR) for SJI. As EGR-based, ROE-based, and CEGR-based grants are contingent upon performance and service conditions, SJI is required to measure and recognize stock-based compensation expense based on the fair value at the date of grant over the requisite three-year period of each award. The fair value is measured as the market price at the date of grant. The initial accruals of compensation expense are based on the estimated number of shares expected to vest, assuming the requisite service is rendered and probable outcome of the performance condition is achieved. That estimate is revised if subsequent information indicates that the actual number of shares is likely to differ from previous estimates. Compensation expense is ultimately adjusted based on the actual achievement of service and performance targets.

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

The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at June 30, 2016, and the assumptions used to estimate the fair value of the awards:

Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
2014 - TSR	9,980	$21.31	20.0%	0.80%
2014 - EGR	9,980	$27.22	n/a	n/a
2015 - TSR	7,081	$26.31	16.0%	1.10%
2015 - EGR, ROE, Time	15,669	$29.47	n/a	n/a
2016 - TSR	11,457	$22.53	18.1%	1.31%
2016 - CEGR, Time	21,276	$23.52	n/a	n/a

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

The cost for restricted stock awards during the six months ended June 30, 2016 and 2015 is approximately $0.2 million and $0.1 million per quarter, respectively. Of these costs, approximately one half was capitalized to Utility Plant.

As of June 30, 2016, there was $1.1 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the plans. That cost is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes information regarding restricted stock award activity during the six months ended June 30, 2016, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2016	46,475	$26.67

Granted	32,732	$23.17
Canceled / Forfeited	(1,154)	$26.24
Vested	(2,610)	29.47

Nonvested Shares Outstanding, June 30, 2016	75,443	$25.06

Performance targets during the three-year vesting periods were not attained for the January 2012 or 2013 grants that vested at December 31, 2014 and 2015, respectively. As a result, no shares were awarded in 2015 or 2016 associated with those grants. However, the initial performance hurdle for the 2015 time-based grant was met. As a result, 2,610 shares were awarded to Officers and other key employees during the six months ended June 30, 2016 at a market value of $0.1 million. SJG has a policy of making cash payments to SJI to satisfy its obligations under the Plan. Cash payments to SJI during the six months ended June 30, 2016 and 2015 were approximately $0.2 million in each period relating to stock awards. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

3.	RATES AND REGULATORY ACTIONS:

SJG is subject to the rules and regulations of the New Jersey Board of Public Utilities (BPU).

In January 2016, SJG provided a Basic Gas Supply Service (BGSS) bill credit of approximately $20.0 million to its residential and small commercial customers. This credit is in addition to an overall rate reduction of 10.3% that was approved by the BPU and took effect in October 2015. SJG’s ability to offer the BGSS bill credit is a direct result of lower wholesale natural gas prices and the overall management of its gas supply portfolio. The BGSS clause serves as a method to pass along increases or decreases in gas costs to customers; therefore, SJG’s income is not affected by BGSS rate adjustments or bill credits.

In February 2016, SJG filed a petition with the BPU for approval to continue its Accelerated Infrastructure Replacement Program (AIRP), which will expire at the end of 2016. In its petition, SJG has requested approval to continue its AIRP for an additional seven years, with program investments totaling approximately $500.0 million, to retire and replace bare steel and cast iron mains, bare steel services, and other aging infrastructure. The petition proposes to recover the costs of, and a return on, future AIRP investments through annual base rate adjustments. The petition also includes a request to reflect in base rates approximately $76.0 million of AIRP investments that will have been made since the conclusion of SJG’s last base rate case in October 2014 through the end of 2016. This petition is currently pending.

Also in February 2016, the BPU approved a $7.9 million revenue decrease to SJG’s Energy Efficiency Tracker (EET), which recovers the cost of, and an allowed return on, investments in Energy Efficiency Programs (EEP). SJG’s original EEPs and its first EEP Extension, approved by the BPU in 2009 and 2013, respectively, ended in July 2013 and August 2015, respectively. The revenue requirements associated with these prior investments decrease over time as they are amortized and recovered. SJG is continuing to make energy efficiency investments under its most recent EEP Extension, which was approved by the BPU in August 2015, and is recovering the costs, and the allowed return on, those investments through the EET.

In April 2016, the BPU approved a $2.6 million net decrease, including taxes, in annual revenues collected from SJG customers through the Societal Benefits Clause (SBC) charge and the Transportation Initiation Clause (TIC) charge, comprised of a $5.2 million increase in revenues from the Remediation Adjustment Clause (RAC) component of the SBC, a $7.1 million decrease in revenues from the Clean Energy Program (CLEP) component of the SBC, and a $0.7 million decrease in TIC revenues, effective May 7, 2016. The increase in the RAC is driven by an increase in costs associated with the remediation of former manufactured gas plants. The decrease in the CLEP component of the SBC is primarily related to the accumulation of prior year over-recoveries. The decrease in the TIC is driven by a decrease in costs. The SBC and TIC allow SJG to recover costs associated with certain State-mandated programs. SJG does not earn any profit from these charges.

Also in April 2016, SJG filed a petition requesting to increase annual revenues from base rates by $4.4 million, including taxes, to reflect the roll-in of investments made through June 2016 under its Storm Hardening and Reliability Program (“SHARP”), with rates to become effective on October 1, 2016. This petition is currently pending.

In June 2016, SJG filed its annual BGSS and Conservation Incentive Program (CIP) rate adjustment petition, requesting a $0.6 million net decrease in annual revenues to be implemented on October 1, 2016, comprised of a $47.1 million decrease in BGSS revenues and a $46.5 million increase in CIP revenues, both including taxes. The level of BGSS revenues requested in annual BGSS filings is based on forecasted gas costs and customer usage information for the upcoming BGSS/CIP year, which runs from October to September. SJG’s request for a decrease of BGSS revenues is caused primarily by decreases in forecasted gas commodity costs for the upcoming BGSS/CIP year of October 2016 to September 2017. The level of CIP revenues requested in annual CIP filings is based on historical customer usage information, comparing prior CIP year customer usage to normal customer usage. SJG’s request for an increase in CIP revenues is caused primarily by lower than normal customer usage caused by weather that was 16.4% warmer than normal during the 2015-2016 winter. This petition is currently pending.

Also in June 2016, SJG filed its annual EET rate adjustment petition, requesting a $0.8 million decrease in revenues to continue recovering the costs of, and the allowed return on, prior investments associated with energy efficiency programs (EEPs). The EET rate recovers the forecasted revenue requirements for the upcoming EET year of October 2016 to September 2017. The requested revenue decrease is the result of the investments associated with SJG's original EEPs, approved by the BPU in 2009, and its EEP extension, approved by the BPU in 2013, which ended in July 2013 and August 2015, respectively. The revenue requirements associated with these prior investments decreases over time as they are amortized. This petition is currently pending.

There have been no other significant regulatory actions or changes to SJG's rate structure since December 31, 2015. See Note 3 to the Financial Statements in Item 8 of SJG's Annual Report on Form 10-K for the year ended December 31, 2015.

4.	REGULATORY ASSETS AND LIABILITIES:

There have been no significant changes to the nature of SJG’s regulatory assets and liabilities since December 31, 2015, which are described in Notes 3 and 4 to the Financial Statements in Item 8 of SJG’s Form 10-K for the year ended December 31, 2015.

Regulatory Assets consisted of the following items (in thousands):

	June 30, 2016	December 31, 2015
Environmental Remediation Costs:
Expended - Net	$50,650	$42,032
Liability for Future Expenditures	152,349	123,194
Deferred Asset Retirement Obligation Costs	42,912	42,430
Deferred Pension and Other Postretirement Benefit Costs	79,779	79,779
Deferred Gas Costs - Net	—	2,701
Conservation Incentive Program Receivable	21,766	2,624
Deferred Interest Rate Contracts (Note 11)	10,363	7,631
Energy Efficiency Tracker	—	496
Pipeline Supplier Service Charges	2,943	3,776
Pipeline Integrity Cost	4,447	4,596
AFUDC - Equity Related Deferrals	11,938	11,423
Other Regulatory Assets	3,217	2,752

Total Regulatory Assets	$380,364	$323,434

ENVIRONMENTAL REMEDIATION COSTS - We have two regulatory assets associated with environmental costs related to the cleanup of 12 sites where we or our predecessors previously operated gas manufacturing plants. The first asset, "Environmental Remediation Cost: Expended - Net," represents what was actually spent to clean up the sites, less recoveries through the Remediation Adjustment Clause (RAC) and insurance carriers. These costs meet the deferral requirements of GAAP, as the BPU allows us to recover such expenditures through the RAC. The other asset, "Environmental Remediation Cost: Liability for Future Expenditures," relates to estimated future expenditures required to complete the remediation of these sites. We recorded this estimated amount as a regulatory asset with the corresponding current and noncurrent liabilities on the balance sheets under the captions "Current Liabilities" and "Regulatory and Other Noncurrent Liabilities." The BPU allows us to recover the deferred costs over seven-year periods after they are spent. The increase from December 31, 2015 is a result of expenditures made during the first six months of 2016 and an increase in the expected future expenditures for remediation activities primarily due to an increase in the scope of the remediation at a site related to additional contamination being discovered.

DEFERRED GAS COSTS - NET - See discussion under "Deferred Revenues - Net" below.

CONSERVATION INCENTIVE PROGRAM (CIP) RECEIVABLE – The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was less than the established baseline during the 2015 - 2016 winter season and, more notably, during the first six months of 2016, resulting in an increase in the receivable. This is primarily the result of warm weather experienced in the region.

Regulatory Liabilities consisted of the following items (in thousands):

	June 30, 2016	December 31, 2015
Excess Plant Removal Costs	$31,078	$32,644
Deferred Revenues-Net	18,631	—
Societal Benefit Costs	8,233	10,197
Energy Efficiency Tracker	2,068	—

Total Regulatory Liabilities	$60,010	$42,841

DEFERED REVENUES - NET - Over/under collections of gas costs are monitored through SJG's BGSS mechanism. Net under collected gas costs are classified as a regulatory asset and net over collected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The BGSS changed from a $2.7 million regulatory asset at December 31, 2015 to a $18.6 million regulatory liability at June 30, 2016 primarily due to the gas costs recovered from customers exceeding the actual cost of the commodity.

ENERGY EFFICIENCY TRACKER (EET) - This regulatory liability primarily represents energy efficiency measures installed in customer homes and businesses. The change from a $0.5 million regulatory asset at December 31, 2015 to a $2.1 million regulatory liability at June 30, 2016 is due to recoveries being greater than the cost of, and allowed return on, investments in the Energy Efficiency Programs. In February 2016, the BPU approved a $7.9 million revenue decrease to SJG’s EET (see Note 3).

5.	RELATED-PARTY TRANSACTIONS:

There have been no significant changes in the nature of SJG’s related-party transactions since December 31, 2015. See Note 5 to the Financial Statements in Item 8 of SJG’s Annual Report on Form 10-K for the year ended December 31, 2015 for a detailed description of the related parties and their associated transactions.

A summary of related-party transactions, excluding pass-through items, included in Operating Revenues were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Revenues/Affiliates:
SJRG	$421	$479	$4,422	$1,531
Marina	89	135	206	367
Total Operating Revenue/Affiliates	$510	$614	$4,628	$1,898

Related-party transactions, excluding pass-through items, included in Operating Expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Costs of Sales/Affiliates (Excluding depreciation)
SJRG	$1,514	$1,508	$9,503	$20,531
Energy-Related Derivative Losses / (Gains) *
SJRG	$—	$69	$—	$65

* Contracts used to hedge natural gas purchases. Included in Cost of Sales on the Condensed Statements of Income.

Operations Expense/Affiliates:
SJI	$5,315	$3,364	$9,870	$7,281
Millennium	701	693	1,395	1,353
Other	(49)	(108)	(106)	(217)
Total Operations Expense/Affiliates	$5,967	$3,949	$11,159	$8,417

6.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of both June 30, 2016 and December 31, 2015, the escrowed proceeds, including interest earned, totaled $32,224. SJG maintains a margin account with a counterparty in conjunction with SJG's risk management activities as detailed in Note 11. The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with this counterparty change. As of June 30, 2016, the balance owed to this counterparty totaled $1.8 million and as of December 31, 2015, the balance held with this counterparty totaled $6.7 million. The carrying amounts of the Restricted Investments approximate their fair value at June 30, 2016 and December 31, 2015, which would be included in Level 1 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities.)

NOTE RECEIVABLE - In June 2015, SJG advanced $10.0 million to a not-for-profit organization formed to spur economic development in Atlantic City, New Jersey,. The Note bears interest at 1% for an initial term of six months, with the borrower’s option to extend the term for two additional terms of three months each. In December 2015 and February 2016, the borrower exercised each option, respectively. SJG holds a first lien security interest on land in Atlantic City as collateral against this note. The carrying amount of this receivable approximates its fair value at June 30, 2016 and December 31, 2015, which would be included in Level 2 of the fair value hierarchy (See Note 10 - Fair Value of Financial Assets and Financial Liabilities). In July 2016, the note was repaid in full (see Note 15).
LONG-TERM RECEIVABLES – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources. The terms of these loans call for customers to make monthly payments over a period of up to five to ten years with no interest. The carrying amounts of such loans were $11.0 million and $12.9 million as of June 30, 2016 and December 31, 2015, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the condensed balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.1 million and $1.3 million as of June 30, 2016 and December 31, 2015, respectively. The annualized amortization to interest is not material to SJG’s financial statements. The carrying amounts of these receivables approximate their fair value at June 30, 2016 and December 31, 2015, which would be included in Level 2 of the fair value hierarchy (See Note 10 - Fair Value of Financial Assets and Financial Liabilities.)

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJG's financial instruments approximate their fair values at June 30, 2016 and December 31, 2015, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJG at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy. See Note 10 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJG's long-term debt, including current maturities, as of June 30, 2016 and December 31, 2015, were $733.0 million and $657.4 million, respectively. The carrying amount of SJG's long-term debt, including current maturities, as of June 30, 2016 and December 31, 2015, was $666.7 million and $605.4 million, respectively. The carrying amounts as of June 30, 2016 and December 31, 2015 are net of unamortized debt issuance costs of $6.3 million and $6.6 million, respectively (see Note 1).

7.	LINES OF CREDIT:

Credit facilities and available liquidity as of June 30, 2016 were as follows (in thousands):

	Total Facility	Usage		Available Liquidity	Expiration Date
Commercial Paper Program/ Revolving Credit Facility	$200,000	$14,100	(A)	$185,900	May 2018
Uncommitted Bank Lines	10,000	—		10,000	August 2016	(B)

Total	$210,000	$14,100	(A)	$195,900

(A) Includes letters of credit outstanding in the amount of $0.8 million.
(B) SJG anticipates renewing the Uncommitted Bank Lines prior to expiration.

The SJG revolving credit facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter. SJG was in compliance with this covenant as of June 30, 2016.

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

Average borrowings outstanding under these credit facilities during the six months ended June 30, 2016 and 2015 were $73.7 million and $112.0 million, respectively. The maximum amount outstanding under these credit facilities during the six months ended June 30, 2016 and 2015 were $141.7 million and $139.1 million, respectively.

Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 0.67% and 0.45% at June 30, 2016 and 2015, respectively.

8.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and six months ended  June 30, 2016 and 2015, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service Cost	$797	$925	$1,784	$1,992
Interest Cost	2,215	2,120	4,466	4,168
Expected Return on Plan Assets	(2,440)	(2,784)	(4,976)	(5,519)
Amortizations:
Prior Service Cost	38	40	78	79
Actuarial Loss	1,729	1,995	3,460	3,959
Net Periodic Benefit Cost	2,339	2,296	4,812	4,679
Capitalized Benefit Cost	(1,213)	(1,194)	(2,400)	(2,433)
Deferred Benefit Cost	(161)	(325)	(322)	(325)
Total Net Periodic Benefit Expense	$965	$777	$2,090	$1,921

	Other Postretirement Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service Cost	$58	$190	$212	$372
Interest Cost	216	561	651	991
Expected Return on Plan Assets	(256)	(581)	(773)	(997)
Amortizations:
Prior Service Cost	(28)	118	(86)	202
Actuarial Loss	80	233	276	447
Net Periodic Benefit Cost	70	521	280	1,015
Capitalized Benefit Cost	(45)	(271)	(146)	(528)
Deferred Benefit Cost	—	(79)	—	(79)
Total Net Periodic Benefit Expense	$25	$171	134	408

Capitalized benefit costs reflected in the table above relate to our construction program. Deferred benefit costs relate to the deferral of incremental expenses associated with the adoption of new mortality tables effective December 31, 2014 and 2015. Deferred benefit costs are expected to be recovered through rates as part of our next base rate case.

SJG contributed $12.0 million to the pension plans in January 2015. No contributions were made to the pension plans during the six-month period ended June 30, 2016. SJG does not expect to make any contributions to the pension plans in 2016; however, changes in future investment performance and discount rates may ultimately result in a contribution. Payments related to the unfunded Supplemental Executive Retirement Plan (SERP) are expected to approximate $2.2 million in 2016. We also have a regulatory obligation to contribute approximately $3.6 million annually to the other postretirement benefit plans’ trusts, less direct costs incurred.

See Note 11 to the Financial Statements in Item 8 of SJG’s Annual Report on Form 10-K for the year ended December 31, 2015 for additional information related to SJG’s pension and other postretirement benefits.

9.    COMMITMENTS AND CONTINGENCIES:

STANDBY LETTER OF CREDIT - SJG provided a $0.8 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in our service territory. SJG also provided a $25.2 million letter of credit under a separate facility outside of its revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system.

ENVIRONMENTAL REMEDIATION COSTS - SJG incurred and recorded costs for environmental cleanup of 12 sites where SJG or its predecessors operated gas manufacturing plants. SJG stopped manufacturing gas in the 1950s. Other than the changes discussed in Note 4 to the condensed financial statements, there have been no significant changes to the status of SJG’s environmental remediation efforts since December 31, 2015, as described in Note 12 to the Financial Statements in Item 8 of SJG’s Annual Report on Form 10-K for the year ended December 31, 2015.

GAS SUPPLY RELATED CONTRACTS - In the normal course of conducting business, we have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest date at which any of the primary terms of these contracts expire is October 2017. The transportation and storage agreements entered into between us and each of our interstate pipeline service providers were done in accordance with their respective FERC-approved tariffs. Our cumulative obligation for gas supply-related demand charges and reservation fees paid for these services averages approximately $5.9 million per month and is recovered on a current basis through the BGSS.

PENDING LITIGATION - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.6 million and $0.8 million related to all claims in the aggregate as of June 30, 2016 and December 31, 2015, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

COLLECTIVE BARGAINING AGREEMENTS - Unionized personnel represent approximately 60% of our workforce at June 30, 2016. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (IBEW) operates under a collective bargaining agreement that runs through February 2017; and the International Association of Machinists and Aerospace Workers (IAM) operates under a collective bargaining agreement that expires in August 2017.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,996	$1,757	$7,239	$—
Derivatives – Energy Related Assets (B)	4,127	4,123	3	1
	$13,123	$5,880	$7,242	$1

Liabilities

Derivatives – Energy Related Liabilities (B)	$4,697	$933	$3,539	$225
Derivatives – Other (C)	10,363		10,363	—
	$15,060	$933	$13,902	$225

As of December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,788	$1,722	$7,066	$—
Derivatives - Energy Related Assets (B)	1,141	398	144	599
	$9,929	$2,120	$7,210	$599

Liabilities

Derivatives - Energy Related Liabilities (B)	$5,840	$5,424	$—	$416
Derivatives - Other (C)	7,631	—	7,631	—
	$13,471	$5,424	$7,631	$416

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

Significant Unobservable Inputs - Management uses the discounted cash flow model to value Level 3 physical and financial forward contracts, which calculates mark-to-market valuations based on forward market prices, original transaction prices, volumes, risk-free rate of return and credit spreads. Inputs to the valuation model are reviewed and revised as needed, based on historical information, updated market data, market liquidity and relationships, and changes in third party pricing sources. The validity of the mark-to-market valuations and changes in mark-to-market valuations from period to period are examined and qualified against historical expectations by the risk management function. If any discrepancies are identified during this process, the mark-to-market valuations or the market pricing information is evaluated further and adjusted, if necessary.

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

Type	Fair Value at June 30, 2016		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$1	$225	Discounted Cash Flow	Forward price (per dt)	$1.84 - $6.16 [$4.38]	(A)

Type	Fair Value at December 31, 2015		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$599	$416	Discounted Cash Flow	Forward price (per dt)	$1.18 - $5.21 [$2.90]	(A)

(A) Represents the range, along with the weighted average, of forward prices for the sale and purchase of natural gas.

The changes in fair value measurements of Derivatives - Energy Related Assets and Liabilities for the three and six months ended June 30, 2016, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Balance at beginning of period	$(4)	$183
Other Changes in Fair Value from Continuing and New Contracts, Net	(220)	(224)
Settlements	—	(183)

Balance at end of period	(224)	(224)

The changes in fair value measurements of Derivatives - Energy Related Assets and Liabilities for the three and six months ended June 30, 2015, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Balance at beginning of period	$—	$—
Other Changes in Fair Value from Continuing and New Contracts, Net	(584)	(584)

Balance at end of period	(584)	(584)

11. DERIVATIVE INSTRUMENTS:

SJG is involved in buying, selling, transporting and storing natural gas and is subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company, through a counterparty, uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, futures contracts, swap agreements and options contracts. As of June 30, 2016, SJG had outstanding derivative contracts intended to limit the exposure to market risk on 10.4 million decatherms (MMdts) of expected future purchases of natural gas and 1.1 MMdts of expected future sales of natural gas. In addition to these derivative contracts, SJG had basis and index related purchase contracts of 2.4 MMdts and sales contracts of 7.4 MMdts for net contracted volumes of 5.0 MMdts. These contracts, which do not qualify for the normal purchase and sale exemption and have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed balance sheets. The costs or benefits of these short-term contracts are recoverable through SJG’s BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed balance sheets. As of June 30, 2016 and December 31, 2015, SJG had $0.6 million and $4.7 million of unrealized gains, respectively, included in its BGSS related to open financial contracts.

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

We previously used derivative transactions known as “Treasury Locks” to hedge against the impact on our cash flows of possible interest rate increases on debt issued in September 2005. The initial $1.4 million cost of the Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the 30-year life of the associated debt issue. As of both June 30, 2016 and December 31, 2015, the unamortized balance was approximately $0.9 million.
.
The fair values of all derivative instruments, as reflected in the condensed balance sheets as of June 30, 2016 and December 31, 2015, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	June 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$3,573	$4,694	$1,077	$5,489
Derivatives – Energy Related – Non-Current	554	3	64	351
Interest rate contracts:
Derivatives – Other Current	—	529	—	—
Derivatives – Other Noncurrent	—	9,834		7,631
Total derivatives not designated as hedging instruments under GAAP	4,127	15,060	1,141	13,471
Total Derivatives	$4,127	$15,060	$1,141	$13,471

The Company enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Company presents derivatives at gross fair values on the condensed balance sheets.

As of June 30, 2016, and December 31, 2015, information related to these offsetting arrangements were as follows (in thousands):

As of June 30, 2016:
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$4,127	$—	$4,127	$(933)	(A)	$(1,801)	$1,393
Derivatives - Energy Related Liabilities	(4,697)	—	(4,697)	933	(B)	—	(3,764)
Derivatives - Other	(10,363)	—	(10,363)	—		—	(10,363)

As of December 31, 2015:
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$1,141	$—	$1,141	$(399)	(A)	$—	$742
Derivatives - Energy Related Liabilities	(5,840)	—	(5,840)	399	(B)	5,025	(416)
Derivatives - Other	(7,631)	—	(7,631)	—		—	(7,631)

(A) The balances at June 30, 2016 and December 31, 2015 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at June 30, 2016 and December 31, 2015 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed statements of income for the three and six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2016	2015	2016	2015
Interest Rate Contracts:
Losses reclassified from Accumulated Other Comprehensive Loss into income (a)	$(12)	$(12)	$(24)	$(24)
(a) Included in Interest Charges

Net realized loss of $1.6 million and $2.1 million associated with SJG's energy-related financial commodity contracts for the three months ended June 30, 2016 and 2015, and loss of $4.4 million and $4.8 million for the six months ended June 30, 2016 and 2015, respectively, are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy-related financial commodity contracts are deferred in Regulatory Assets or Liabilities, as applicable, and there is no impact to earnings.

12.	LONG-TERM DEBT:

In January 2016, SJG issued $61.0 million of long-term debt at 1.37% under a $200.0 million aggregate syndicated bank term facility. The facility is now fully drawn. The total outstanding amount under this facility as of June 30, 2016 was $200.0 million, which was reclassified to current portion of long-term debt on the condensed balance sheets as it is due within one year. SJG is evaluating alternatives, including refinancing or renewing the facility.

The Company did not retire any long-term debt during the six months ended June 30, 2016. We retire debt when it is cost effective as permitted by the debt agreements.

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in Accumulated Other Comprehensive Loss (AOCL) for the three and six months ended June 30, 2016 are as follows (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance at April 1, 2016 (a)	$(12,220)	$(537)	$(94)	$(12,851)
Other comprehensive loss before reclassifications	—	—	73	73
Amounts reclassified from AOCL (b)	—	7	(70)	(63)
Net current period other comprehensive income	—	7	3	10
Balance at June 30, 2016 (a)	$(12,220)	$(530)	$(91)	$(12,841)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance at January 1, 2016 (a)	$(12,220)	$(544)	$(98)	$(12,862)
Other comprehensive loss before reclassifications	—	—	136	136
Amounts reclassified from AOCL (b)	—	14	(129)	(115)
Net current period other comprehensive income (loss)	—	14	7	21
Balance at June 30, 2016 (a)	$(12,220)	$(530)	$(91)	$(12,841)

(a) Determined using a combined average statutory tax rate of 40%.
(b) See table below.

The reclassifications out of AOCL during the three and six months ended June 30, 2016 are as follows (in thousands):

Components of AOCL	Amounts Reclassified from AOCL		Affected Line Item in the Condensed Statements of Income
	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Unrealized Loss in on Derivatives - Other - Interest Rate Contracts designated as cash flow hedges	$12	$24	Interest Charges
Income Taxes	(5)	(10)	Income Taxes (a)
	$7	$14

Unrealized Gain on Available-for-Sale Securities	$(117)	$(216)	Other Income & Expense
Income Taxes	47	87	Income Taxes (a)
	$(70)	$(129)

Gains from reclassifications for the period net of tax	$(63)	$(115)

(a) Determined using a combined average statutory tax rate of 40%.

14.    OTHER PAID IN CAPITAL:

In June 2016, SJG received an equity infusion of $65.0 million from SJI.

15.    SUBSEQUENT EVENT:

In July 2016, the $10.0 million note receivable as of June 30, 2016 from a not-for-profit organization formed to spur economic development in Atlantic City, New Jersey (see Note 6), was repaid in full, including interest.

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

OVERVIEW:

Organization - We are an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. We also sell natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transport natural gas purchased directly from producers or suppliers to their customers. We served 374,818 customers at June 30, 2016 compared with 369,888 customers at June 30, 2015.

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

Critical Accounting Policies - Estimates and Assumptions - Management must make estimates and assumptions that affect the amounts reported in the condensed financial statements and related disclosures. Actual results could differ from those estimates. Five types of transactions presented in our condensed financial statements require a significant amount of judgment and estimation. These relate to regulatory accounting, derivatives, environmental remediation costs, pension and other postretirement benefit costs, and revenue recognition. A discussion of these estimates and assumptions may be found in SJG’s Annual Report on Form 10-K for the year ended December 31, 2015.

New Accounting Pronouncements -    See detailed discussions concerning New Accounting Pronouncements and their impact on SJG in Note 1 to the condensed financial statements.

Regulatory Actions – Other than the changes discussed in Note 3 to the condensed financial statements, there have been no significant regulatory actions since December 31, 2015. See detailed discussions concerning regulatory actions in Note 3 to the Financial Statements in item 8 of SJG’s Annual Report on Form 10-K for the year ended December 31, 2015.

Environmental Remediation – Other than the changes discussed in Note 4 to the condensed financial statements,there have been no significant changes to the status of SJG’s environmental remediation efforts since December 31, 2015. See detailed discussion concerning environmental remediation costs in Note 12 to the Financial Statements in Item 8 of SJG’s Annual Report on Form 10-K for the year ended December 31, 2015.

Competition - See detailed discussion concerning competition in SJG’s Annual Report on Form 10-K for the year ended December 31, 2015.

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The number of customers purchasing their natural gas from marketers was 34,049 and 36,139 at June 30, 2016 and 2015, respectively.

RESULTS OF OPERATIONS:

The following table summarizes the composition of selected gas utility data for the three and six month periods ended June 30, (in thousands, except for degree day data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Utility Throughput – decatherms(dt):
Firm Sales -
Residential	3,032	2,535	14,170	17,289
Commercial	904	673	3,087	4,351
Industrial	56	37	208	265
Cogeneration & Electric Generation	503	402	697	496
Firm Transportation -
Residential	268	265	1,276	1,792
Commercial	1,438	967	4,261	4,372
Industrial	2,931	3,069	5,984	6,017
Cogeneration & Electric Generation	1,361	1,710	2,840	3,078

Total Firm Throughput	10,493	9,658	32,523	37,660

Interruptible Sales	—	17	2	20
Interruptible Transportation	225	319	600	652
Off-System Sales	2,722	2,157	7,772	6,621
Capacity Release	17,747	13,945	33,898	28,990

Total Throughput - Utility	31,187	26,096	74,795	73,943

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Utility Operating Revenues:
Firm Sales -
Residential	$34,716	$42,376	$152,498	$212,585
Commercial	8,580	9,701	30,725	47,110
Industrial	431	435	1,809	3,122
Cogeneration & Electric Generation	1,435	1,483	2,181	2,288
Firm Transportation -
Residential	2,138	2,350	8,631	10,827
Commercial	6,107	4,716	18,585	18,477
Industrial	4,888	5,269	10,218	11,600
Cogeneration & Electric Generation	863	1,088	2,372	2,996

Total Firm Revenues	59,158	67,418	227,019	309,005

Interruptible Sales	—	242	18	298
Interruptible Transportation	155	354	487	764
Off-System Sales	7,590	6,108	21,078	30,096
Capacity Release	1,566	1,350	7,381	2,658
Other	293	340	545	649
Total Utility Operating Revenues	68,762	75,812	256,528	343,470

Less:
Cost of Sales (Excluding depreciation)	19,997	25,419	89,300	171,521
Conservation Recoveries*	2,032	4,861	7,133	17,124
RAC Recoveries*	2,297	2,280	4,595	4,561
EET Recoveries*	709	998	1,508	2,047
Revenue Taxes	177	208	538	787
Utility Margin**	$43,550	$42,046	$153,454	$147,430

Margin:
Residential	$26,483	$23,419	$97,761	$114,103
Commercial and Industrial	14,795	12,268	40,024	44,982
Cogeneration and Electric Generation	1,156	1,187	2,469	2,380
Interruptible	21	29	42	84
Off-System Sales & Capacity Release	750	507	2,431	2,078
Other Revenues	767	947	1,018	1,255
Margin Before Weather Normalization & Decoupling	43,972	38,357	143,745	164,882
CIP Mechanism	(1,331)	3,185	7,932	(18,396)
EET Mechanism	909	504	1,777	944
Utility Margin**	$43,550	$42,046	$153,454	$147,430

Degree Days:	580	415	2,796	3,340

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.
**Utility Margin is further defined under the caption "Margin (pre-tax)" below.

Throughput – Total gas throughput increased by 5.1 MMdts and 0.9 MMdts during the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily due to a 3.8 MMdt increase in capacity release in the second quarter of 2016. The increase in capacity release volume in the second quarter was primarily related to specific releases made of Columbia pipeline capacity that did not occur in the same period in 2015. An increase in third-party supplier deliveries on Columbia pipeline to SJG’s system freed up capacity at the company and allowed for additional capacity release during the period. Off-System Sales (OSS) volume also increased 0.6 MMdts in the second quarter of 2016, compared to the same period in 2015, due to increased opportunity to supply natural gas to gas-fired power generation facilities during the period. Total firm throughput also increased 0.8 MMdts as the result of cooler weather during the second quarter of 2016 compared to the same period in the prior year and the addition of 4,929 customers, a 1.3% increase over the last twelve months.

For the six months ended June 30, 2016, OSS and capacity release increased 1.2 MMdts and 4.9 MMdts, respectively. Weather that was 6.4% warmer-than-normal created less demand in SJG’s service territory and more supply available for OSS and capacity release activity. Capacity release also benefited from additional third-party supplies, as previously discussed. Total firm throughput decreased 5.1 MMdts, or 13.6%, for the six months ended June 30, 2016, compared to the same period in 2015. The primary reason for the decrease was unseasonably warm weather that was 16.3% warmer during the first six months of 2016, compared to the same period in 2015. The negative impact of weather on firm throughput was partially offset by a 1.3% increase in customers compared with the same period in 2015.

Operating Revenues – Revenues decreased $7.1 million, or 9.3%, during the three months ended June 30, 2016, compared with the same period in 2015. Total firm revenue was $8.3 million lower during the three months ended June 30, 2016, compared to the same period in the prior year. This was primarily due to SJG reducing its Basic Gas Supply Service (BGSS) rate effective October 1, 2015 by 18.6%, thereby reducing revenue by $6.8 million during the second quarter of 2016. In addition, migration of commercial customers from sales to transportation services, which do not include commodity costs, also lowered revenue during the quarter. While changes in natural gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, fluctuations in Operating Revenue and Cost of Sales, such as those discussed above, did not have an impact on SJG’s profitability.

The increase in OSS volume, discussed above under "Throughput," resulted in a corresponding increase in revenue, as unit sales prices remained relatively flat during the three months ended June 30, 2016, compared with the same period in 2015. While capacity release throughput increased significantly during the second quarter, lower unit prices significantly offset the effect on revenue. The impact of changes in OSS and capacity release activity does not have a material impact on the earnings of SJG, as SJG is required to return 85% of the profits of such activity to its ratepayers. Earnings from OSS and capacity release can be seen in the “Margin” table above.

Revenues decreased $86.9 million, or 25.3%, during the six months ended June 30, 2016, compared with the same period in 2015. Total firm revenue was $82.0 million lower during the six months ended June 30, 2016 compared to the same period in the prior year, due to several factors. Firm throughput was significantly lower during the first six months of 2016, compared to the same period in the prior year, as discussed above under “Throughput.” The impact of this reduction in throughput lowered SJG’s recovery of natural gas costs through its BGSS mechanism by $42.8 million. In addition, SJG reduced its BGSS rate effective October 1, 2015 by 18.6%, further reducing revenue by $24.1 million during the first six months of 2016. Finally, SJG provided a $20.0 million BGSS bill credit to its residential and small commercial customers in January 2016, of which $18.7 million reduced revenue for the first six months of 2016, after consideration for sales tax. As previously discussed, these changes in natural gas costs and BGSS recoveries/refunds did not have an impact on SJG’s profitability.

Despite the increase in OSS discussed above under "Throughput," a 40% reduction in unit prices resulted in a net decrease of $9.0 million in OSS revenues during the six months ended June 30, 2016 compared with the same period in 2015. Capacity release revenue increased $4.7 million as a result of specific releases to Transco Zone 5 at a relatively high value, which primarily occurred during the first quarter of 2016. However, as previously discussed, the impact of changes in OSS and capacity release activity does not have a material impact on the earnings of SJG.

Conservation Incentive Program (CIP) - The effects of the CIP on our net income and the associated weather comparisons are as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income Impact:
CIP – Weather Related	$(1.1)	$1.7	$2.9	$(7.3)
CIP – Usage Related	0.3	0.2	1.8	(3.6)
Total Net Income Impact	$(0.8)	$1.9	$4.7	$(10.9)

Weather Compared to 20-Year Average	10.7% Colder	20.7% Warmer	6.4% Warmer	14.7% Colder
Weather Compared to Prior Year	39.8% Colder	12.7% Warmer	16.3% Warmer	2.4% Colder

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

Total margin increased $1.5 million, or 3.6%, and $6.0 million, or 4.1%, for the three and six months ended June 30, 2016, respectively, compared with the same period in 2015. The rolling into base rates of Storm Hardening and Reliability Program (SHARP) investments of approximately $36.6 million on October 1, 2015 contributed approximately $0.8 million and $2.8 million of additional margin for the three and six months ended June 30, 2016, respectively, compared with the same period in 2015. In addition, SJG added 4,929 customers over the 12-month period ended June 30, 2016, contributing approximately $0.6 million and $2.7 million in additional margin during the three and six months ended June 30, 2016, respectively, compared with the same periods of 2015.
The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the margin and CIP tables above, the CIP mechanism reduced margin by $1.3 million, or $0.8 million after taxes, for the three months ended June 30, 2016, primarily due to weather that was colder than average. For the three months ended June 30, 2015, the CIP mechanism protected $3.2 million, or $1.9 million after taxes, that would have been lost due to weather that was warmer than average. The CIP mechanism protected $7.9 million, or $4.7 million after taxes, of margin for the six months ended June 30, 2016 that would have been lost due to weather that was warmer than average and lower customer usage. The CIP mechanism reduced margin by $18.4 million, or $10.9 million after taxes, for the six months ended June 30, 2015, primarily due to weather that was much colder than normal.

Operating Expenses - A summary of changes in operating expenses (in thousands):

	Three Months Ended June 30, 2016 vs. 2015	Six Months Ended June 30, 2016 vs. 2015
Operations	$(1,414)	$(8,703)
Maintenance	$331	$717
Depreciation	$1,779	$3,398
Energy and Other Taxes	$(294)	$(687)

Operations - Operations expense decreased $1.4 million and $8.7 million for the three and six months ended June 30, 2016, respectively, as compared with the same periods in 2015. The decreases primarily resulted from the operation of SJG’s New Jersey Clean Energy Program and Energy Efficiency Programs, which experienced net decreases of $3.1 million and $10.5 million in each respective period. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting decrease in revenue during the three and six months ended June 30, 2016, compared with the same periods in the prior year. This was due to a reduction in the approved level of recovery of such costs, as well as lower recoveries resulting from warmer weather, primarily during the first quarter of 2016, as previously discussed under “Throughput”. These decreases were partially offset by higher expenses is various areas, primarily those associated with corporate support, governance and compliance costs, primarily attributable to our parent, SJI, which increased $1.0 million and $1.7 million for the three and six months ended June 30, 2016, respectively.

Maintenance - Maintenance expense increased $0.3 million and $0.7 million during the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015, primarily due to an increase in maintenance of services activity.

Depreciation - Depreciation expense increased $1.8 million and $3.4 million during the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015, due mainly to our continuing investment in property, plant and equipment.

Energy and Other Taxes -Energy and Other Taxes decreased $0.3 million and $0.7 million during the three and six months ended June 30, 2016, compared with the same periods in 2015, due mainly to lower revenue-based taxes, which decreased as a result of lower revenue during the first quarter of 2016, as previously discussed under “Revenue”. Also contributing to lower taxes in the second quarter of 2016 was a $0.3 million excise tax credit for compressed natural gas sales. The prior year credit was received later in the year.

Other Income and Expense - Changes in Other Income and Expense for the three and six months ended June 30, 2016, compared to the same periods in 2015, were not significant.

Interest Charges – Interest Charges decreased $0.6 million and $1.0 million during the three and six months ended June 30, 2016, compared with the same periods in 2015, primarily due to higher capitalization of interest costs on construction during 2016. This was a result of accumulating capital investments under the Company's Accelerated Infrastructure Replacement Program (AIRP). AIRP investments are approved by the BPU to accrue interest on construction until such time they are rolled into base rates. This is partially offset by interest on $61.0 million of long-term debt issued in January 2016 (see Note 12 to the condensed financial statements).

Income Taxes – Income tax expense generally fluctuates as income before income taxes changes. Minor variations will occur period to period as a result of effective tax rate adjustments. Income taxes were favorably impacted in both the three and six months ended June 30, 2016, as the result of recording a $1.0 million research and development tax credit during the second quarter associated with major system development investment over the last several years.

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $97.4 million and $89.0 million in the first six months of 2016 and 2015, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Net cash provided by operations increased primarily due to improvements in working capital as a result of lower payments for gas purchases driven by warmer weather experienced during the first quarter of 2016. In addition, SJG did not make a pension payment this year as compared with last year. These improvements were partially offset by higher costs associated with environmental remediations. In 2015, SJG made a $12.0 million pension contribution as a result of a decline in the discount rate and new mortality tables released at the end of 2014, both of which negatively impacted the funding status of the pension plans. The Company strives to keep its pension plans fully funded. When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, the Company increases its contributions to supplant that funding shortfall.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital expenditures, primarily to invest in new and replacement facilities and equipment. Cash used for capital expenditures was $107.7 million and $95.9 million during the first six months of 2016 and 2015, respectively. We estimate the net cash outflows for capital expenditures for fiscal years 2016, 2017 and 2018 to be approximately $236.8 million, $202.6 million and $265.3 million, respectively. For capital expenditures, including those under the AIRP, SJG expects to use short-term borrowings to finance capital expenditures as incurred. From time to time, the Company may refinance the short-term debt incurred to support capital expenditures with long-term debt.

In June 2015, SJG advanced $10.0 million to a not-for-profit organization formed to spur economic development in Atlantic City, New Jersey,. The Note bears interest at 1% for an initial term of six months, with the borrower’s option to extend the term for two additional terms of three months each. In December 2015 and February 2016, the borrower exercised each option, respectively. SJG holds a first lien security interest on land in Atlantic City as collateral against this note. In July 2016, the note was repaid in full (see Note 15).

Cash Flows from Financing Activities - SJG uses short-term borrowings under lines of credit from commercial banks, or under its commercial paper program discussed below, to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, the Company refinances short-term debt incurred to finance capital expenditures with long-term debt. Debt is incurred primarily to expand and upgrade our gas transmission and distribution system and to support seasonal working capital needs related to inventories and customer receivables. In January, the Company issued $61.0 million of long-term debt under a $200.0 million aggregate syndicated bank term facility. The total outstanding amount under this facility as of June 30, 2016 was $200.0 million.

Credit facilities and available liquidity as of June 30, 2016 were as follows (in thousands):

	Total Facility	Usage		Available Liquidity	Expiration Date
Commercial Paper/Revolving Credit Facilities	$200,000	$14,100	(A)	$185,900	May 2018
Uncommitted Bank Lines	10,000	—		10,000	August 2016	(B)

Total	$210,000	$14,100	(A)	$195,900

(A) Includes letters of credit outstanding in the amount of $0.8 million.
(B) SJG anticipates renewing the Uncommitted Bank Lines.

The SJG facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJG was in compliance with this covenant as of June 30, 2016.

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

Average borrowings outstanding under the commercial paper program/revolving credit facility, during the six months ended June 30, 2016 and 2015 were $73.7 million and $112.0 million, respectively. The maximum amount outstanding under these credit facilities, not including letters of credit, during the six months ended June 30, 2016 and 2015 were $141.7 million and $139.1 million, respectively.

In January 2016, SJG issued $61.0 million of long-term debt at 1.37% under a $200.00 million aggregate syndicated bank term facility. The facility is now fully drawn. The total outstanding amount under this facility as of June 30, 2016 was $200.0 million, which was reclassified to current portion of long-term debt on the condensed balance sheets as it is due within one year. SJG is evaluating alternatives, including refinancing or renewing the facility.

In June 2016, SJG received an equity infusion of $65.0 million from SJI.

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

SJG’s capital structure was as follows:

	As of June 30, 2016	As of December 31, 2015	(A)
Common Equity	55%	49%
Long-Term Debt	44%	42%
Short-Term Debt	1%	9%

Total	100%	100%

(A) Certain reclassifications have been made to the prior period condensed balance sheets to conform to the current period presentation, causing the amounts as of December 31, 2015 to be adjusted. See Note 1 to the condensed financial statements.

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for capital expenditures for the first six months of 2016 and 2015 amounted to $107.7 million and $95.9 million, respectively. Management estimates net cash outflows for construction projects for 2016, 2017 and 2018, to be approximately $236.8 million, $202.6 million and $265.3 million, respectively. Costs for remediation projects, net of recoveries from ratepayers, for the first six months of 2016 and 2015 amounted to net cash outflows of $13.4 million and $4.4 million, respectively. Total net cash outflows for remediation projects are expected to be $39.2 million, $54.6 million and $23.5 million for 2016, 2017 and 2018, respectively. As discussed in Notes 4 and 12 to the Financial Statements in Item 8 of SJG’s 10-K for the year ended December 31, 2015, environmental remediation costs are subject to recovery from ratepayers.

SJG provided a $0.8 million letter of credit under its revolving credit facility to support the remediation of environmental conditions at certain locations in our service territory. SJG also provided a $25.2 million letter of credit under a separate facility, outside of the revolving credit facility, to support variable-rate demand bonds issued through the NJEDA to finance the expansion of SJG's natural gas distribution system.

SJG has certain commitments for interstate pipeline capacity, storage services, Liquefied Natural Gas (LNG) and LNG transportation services, which carry demand type charges for which it pays fees regardless of usage. Those commitments as of June 30, 2016, average $71.2 million annually and total $328.2 million over the contracts’ lives.  Approximately 36% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all such prudently incurred fees through rates via the BGSS.

Contractual Cash Obligations – Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2015.  SJG's contractual cash obligations increased $176.0 million from December 31, 2015 primarily due to the issuance of $61.0 million of long-term debt under a $200.0 million aggregate syndicated bank term facility and $100.3 million increase in vendor agreements regarding contractor payments for construction.

Off-Balance Sheet Arrangements - We have no off-balance sheet arrangements.

Pending Litigation - We are subject to claims arising in the ordinary course of business and other legal proceedings. We accrue liabilities related to claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. The Company has accrued approximately $0.6 million and $0.8 million, related to all claims in the aggregate, as of June 30, 2016 and December 31, 2015, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

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

The fair value and maturity of these energy trading and hedging contracts determined using mark-to-market accounting as of June 30, 2016 are as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$3,569	$554	$4,123
Prices Provided by Other External Sources (Basis)	3	—	3
Prices based on internal models or other valuable methods	1	—	1

Total	$3,573	$554	$4,127

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$930	$3	$933
Prices Provided by Other External Sources (Basis)	3,539	—	3,539
Prices based on internal models or other valuable methods	225	—	225

Total	$4,694	$3	$4,697

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Contracted volumes of our NYMEX contracts are 9.3 MMdt with a weighted-average settlement price of $2.72 per dt. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our Basis contracts are 5.0 MMdt with a weighted-average settlement price of $1.29 per dt.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2016	$(4,699)
Contracts Settled During the Six Months ended June 30, 2016, Net	3,065
Other Changes in Fair Value from Continuing and New Contracts, Net	1,064
Net Derivatives — Energy Related Liability, June 30, 2016	$(570)

Interest Rate Risk - Our exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt, inclusive of both short-term and long-term debt, outstanding at June 30, 2016, was $258.1 million and averaged $269.0 million during the first six months of 2016. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $1.6 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2015 - 20 b.p. increase; 2014 - 32 b.p. increase; 2013 - 14 b.p. decrease; 2012 - 1 b.p. decrease; and 2011 - 14 b.p. decrease.  As of June 30, 2016, our average interest rate on variable-rate debt was 1.35%.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of June 30, 2016, the interest costs on $473.0 million of long-term debt was either at a fixed-rate or hedged via an interest rate derivative.

As of June 30, 2016, SJG’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type
$12,500,000	3.53%	12/1/2006	2/1/2036	Tax-exempt
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its president (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act) as of June 30, 2016. Based on that evaluation, SJG’s president and chief financial officer concluded that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act, during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

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
Our business could be harmed by cybersecurity threats and related disruptions
We rely extensively on information technology systems to process transactions, transmit and store information and manage our business. Disruption or failure of our information technology systems could shut down our facilities or otherwise harm our ability to safely deliver natural gas to our customers, serve our customers effectively, or manage our assets, or otherwise materially disrupt our business.

Cyber threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. SJI has experienced such attacks in the past; however, based on information currently available to SJI, none have had a material impact on its business, financial condition, results of operations or cash flows. In response, we have invested in expanded cybersecurity systems and procedures designed to ensure the continuous and uninterrupted performance of our information technology systems and protect against unauthorized access. However, all information technology systems are potentially vulnerable to security threats, including hacking, viruses, other malicious software, and other unlawful attempts to disrupt or gain access to such systems. There is no guarantee that our cybersecurity systems and procedures will prevent or detect the unauthorized access by experienced computer programmers, hackers or others.  An attack on or failure of our information technology systems could result in the unauthorized disclosure, theft, misuse or destruction of customer or employee data or business or confidential information, or disrupt the performance of our information technology systems. These events could expose us to potential liability, litigation, governmental inquiries, investigations or regulatory actions, harm our brand and reputation, diminish customer confidence, disrupt operations, and subject us to payment of fines or other penalties, legal claims by our clients and significant remediation costs.

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

101
The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016, filed with the Securities and Exchange Commission on August 5, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Balance Sheets and (v) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
(Registrant)

Dated:	August 5, 2016	By:	/s/ Stephen H. Clark
Stephen H. Clark
Chief Financial Officer
(Principal Financial Officer)