Form 10-Q
period 2016-09-30
SOUTH JERSEY GAS Co
filed 2016-11-04
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

As of November 1, 2016 there were 2,339,139 shares of the registrant’s common stock outstanding, all of which are owned by South Jersey Industries, Inc., the parent company of South Jersey Gas Company.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	September 30,
	2016	2015
Operating Revenues	$62,025	$58,634

Operating Expenses:
Cost of Sales (Excluding depreciation)	26,395	22,934
Operations	21,360	22,786
Maintenance	4,150	4,188
Depreciation	11,735	10,421
Energy and Other Taxes	838	806

Total Operating Expenses	64,478	61,135

Operating Loss	(2,453)	(2,501)

Other Income and Expense	1,189	1,010

Interest Charges	(4,058)	(4,809)

Loss Before Income Taxes	(5,322)	(6,300)

Income Taxes	2,007	2,871

Net Loss	$(3,315)	$(3,429)

The accompanying notes are an integral part of the unaudited condensed financial statements.

	Nine Months Ended
	September 30,
	2016	2015
Operating Revenues	$318,553	$402,104

Operating Expenses:
Cost of Sales (Excluding depreciation)	115,695	194,455
Operations	69,954	80,083
Maintenance	12,793	12,114
Depreciation	34,435	29,723
Energy and Other Taxes	2,425	3,080

Total Operating Expenses	235,302	319,455

Operating Income	83,251	82,649

Other Income and Expense	3,104	3,440

Interest Charges	(13,397)	(15,112)

Income Before Income Taxes	72,958	70,977

Income Taxes	(26,812)	(26,593)

Net Income	$46,146	$44,384

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In Thousands)

	Three Months Ended
	September 30,
	2016	2015
Net Loss	$(3,315)	$(3,429)

Other Comprehensive Income (Loss) - Net of Tax: *

Unrealized Gain (Loss) on Available-for-Sale Securities	38	(98)
Unrealized Gain on Derivatives - Other	7	6

Other Comprehensive Income (Loss) - Net of Tax *	45	(92)

Comprehensive Loss	$(3,270)	$(3,521)

	Nine Months Ended
	September 30,
	2016	2015
Net Income	$46,146	$44,384

Other Comprehensive Income - Net of Tax: *

Unrealized Gain (Loss) on Available-for-Sale Securities	45	(81)
Unrealized Gain on Derivatives - Other	21	15

Other Comprehensive Income (Loss) - Net of Tax *	66	(66)

Comprehensive Income	$46,212	$44,318

* Determined using a combined average statutory tax rate of 40%.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Nine Months Ended
	September 30,
	2016	2015
Net Cash Provided by Operating Activities	$108,690	$124,750

Cash Flows from Investing Activities:
Capital Expenditures	(161,690)	(147,276)
Note Receivable	9,919	(9,919)
Net Proceeds from Restricted Investments in Margin Accounts	6,737	1,603
Net (Purchase of) Return of Restricted Investments in Escrow	(8,300)	101
Investment in Long-Term Receivables	(8,085)	(13,784)
Proceeds from Long-Term Receivables	7,528	6,556

Net Cash Used in Investing Activities	(153,891)	(162,719)

Cash Flows from Financing Activities:
Net Repayments of Short-Term Credit Facilities	(53,400)	(12,100)
Proceeds from Issuance of Long-Term Debt	61,000	80,000
Principal Repayments of Long-Term Debt	(27,000)	(10,100)
Payments for Issuance of Long-Term Debt	(7)	(8)
Dividends on Common Stock	—	(19,782)
Additional Investment by Shareholder	65,000	—

Net Cash Provided by Financing Activities	45,593	38,010

Net Increase in Cash and Cash Equivalents	392	41
Cash and Cash Equivalents at Beginning of Period	775	1,778

Cash and Cash Equivalents at End of Period	$1,167	$1,819

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands)

	September 30, 2016	December 31, 2015
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,358,302	$2,211,239
Accumulated Depreciation	(467,359)	(440,473)

Property, Plant and Equipment - Net	1,890,943	1,770,766

Investments:
Available-for-Sale Securities	9,260	8,788
Restricted Investments	8,332	6,769

Total Investments	17,592	15,557

Current Assets:
Cash and Cash Equivalents	1,167	775
Note Receivable	—	9,916
Accounts Receivable	59,020	64,445
Accounts Receivable - Related Parties	1,680	1,972
Unbilled Revenues	13,432	25,613
Provision for Uncollectibles	(11,055)	(9,778)
Natural Gas in Storage, average cost	13,930	14,294
Materials and Supplies, average cost	931	937
Prepaid Taxes	24,385	21,483
Derivatives - Energy Related Assets	2,281	1,077
Other Prepayments and Current Assets	15,782	13,405

Total Current Assets	121,553	144,139

Regulatory and Other Noncurrent Assets:
Regulatory Assets	397,071	323,434
Long-Term Receivables	25,370	24,950
Derivatives - Energy Related Assets	281	64
Other	3,502	2,666

Total Regulatory and Other Noncurrent Assets	426,224	351,114

Total Assets	$2,456,312	$2,281,576

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOUTH JERSEY GAS COMPANY

CONDENSED BALANCE SHEETS (UNAUDITED)
(In Thousands, except per share amounts)

	September 30, 2016	December 31, 2015
Capitalization and Liabilities
Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	315,827	250,827
Accumulated Other Comprehensive Loss	(12,796)	(12,862)
Retained Earnings	510,260	464,114

Total Common Equity	819,139	707,927

Long-Term Debt (see Note 1)	423,983	577,454

Total Capitalization	1,243,122	1,285,381

Current Liabilities:
Notes Payable	81,000	134,400
Current Portion of Long-Term Debt	215,909	27,909
Accounts Payable - Commodity	10,933	8,936
Accounts Payable - Other	26,121	40,579
Accounts Payable - Related Parties	5,668	7,552
Derivatives - Energy Related Liabilities	3,276	5,489
Derivatives - Other Current	535	—
Customer Deposits and Credit Balances	41,497	19,531
Environmental Remediation Costs	58,174	48,323
Taxes Accrued	1,678	1,930
Pension Benefits	2,227	2,227
Interest Accrued	4,641	5,989
Other Current Liabilities	3,564	5,686

Total Current Liabilities	455,223	308,551

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	51,050	42,841
Deferred Income Taxes - Net	460,464	432,674
Environmental Remediation Costs	102,413	74,871
Asset Retirement Obligations	58,377	57,219
Pension and Other Postretirement Benefits	70,564	65,491
Derivatives - Energy Related Liabilities	73	351
Derivatives - Other Noncurrent	9,811	7,631
Other	5,215	6,566

Total Regulatory and Other Noncurrent Liabilities	757,967	687,644

Commitments and Contingencies (Note 9)

Total Capitalization and Liabilities	$2,456,312	$2,281,576

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

REVENUE - BASED TAXES - SJG collects certain revenue-based energy taxes from its customers. Such taxes include the New Jersey State Sales Tax and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. The PUA is included in both revenues and energy and other taxes, and totaled $0.2 million for both the three months ended September 30, 2016 and 2015, and $0.7 million and $1.0 million for the nine months ended September 30, 2016 and 2015, respectively.

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

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This standard amends ASU 2014-09 (discussed above) to provide additional guidance on (a) the objective of the collectibility criterion, (b) the presentation of sales tax collected from customers, (c) the measurement date of non-cash consideration received, (d) practical expedients in respect of contract modifications and completed contracts at transition, and (e) disclosure of the effects of the accounting change in the period of adoption. This standard will have the same effective date and transition requirements as ASU 2014-09. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This standard is intended to provide guidance concerning the classification of certain cash receipts and cash payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. This standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

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

Beginning in 2015, SJI granted time-based shares of restricted stock, one-third of which vest annually over a three-year period and are limited to a 100% payout. Vesting of time-based grants is contingent upon SJI achieving a return on equity (ROE) of at least 7% during the initial year of the grant and meeting the service requirement. Provided that the 7% ROE requirement is met in the initial year, payment is solely contingent upon the service requirement being met in years two and three of the grant. During the nine months ended September 30, 2016 and 2015, SJG officers and other key employees were granted 9,965 and 7,878 shares of time-based restricted stock, respectively.

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

The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at September 30, 2016, and the assumptions used to estimate the fair value of the awards:

Grants	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
2014 - TSR	9,692	$21.31	20.0%	0.80%
2014 - EGR	9,692	$27.22	n/a	n/a
2015 - TSR	6,884	$26.31	16.0%	1.10%
2015 - EGR, ROE, Time	15,211	$29.47	n/a	n/a
2016 - TSR	11,472	$22.53	18.1%	1.31%
2016 - CEGR, Time	21,305	$23.52	n/a	n/a

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

The cost for restricted stock awards during the nine months ended September 30, 2016 and 2015 is approximately $0.2 million and $0.1 million per quarter, respectively. Of these costs, approximately one half was capitalized to Utility Plant.

As of September 30, 2016, there was $0.9 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the plans. That cost is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes information regarding restricted stock award activity during the nine months ended September 30, 2016, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2016	46,475	$26.67

Granted	33,218	$23.17
Canceled / Forfeited	(2,827)	$25.89
Vested	(2,610)	29.47

Nonvested Shares Outstanding, September 30, 2016	74,256	$25.04

Performance targets during the three-year vesting periods were not attained for the January 2012 or 2013 grants that vested at December 31, 2014 and 2015, respectively. As a result, no shares were awarded in 2015 or 2016 associated with those grants. However, the initial performance hurdle for the 2015 time-based grant was met. As a result, 2,610 shares were awarded to Officers and other key employees during the nine months ended September 30, 2016 at a market value of $0.1 million. SJG has a policy of making cash payments to SJI to satisfy its obligations under the Plan. Cash payments to SJI during the nine months ended September 30, 2016 and 2015 were approximately $0.2 million in each period relating to stock awards. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

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

In February 2016, SJG filed a petition with the BPU for approval to continue its Accelerated Infrastructure Replacement Program (AIRP), which will expire at the end of 2016. In its petition, SJG has requested approval to continue its AIRP for an additional seven years, with program investments totaling approximately $500.0 million, to retire and replace bare steel and cast iron mains, bare steel services, and other aging infrastructure. The petition proposes to recover the costs of, and a return on, future AIRP investments through annual base rate adjustments. The petition also includes a request to reflect in base rates approximately $76.0 million of AIRP investments that will have been made since the conclusion of SJG’s last base rate case in October 2014 through the end of 2016. This petition was approved in October 2016 (see Note 15).

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

In June 2016, SJG filed its annual EET rate adjustment petition, requesting a $0.8 million decrease in revenues to continue recovering the costs of, and the allowed return on, prior investments associated with EEP's. The revenue adjustment was subsequently updated in September 2016 to reflect a revenue decrease of $1.6 million. The EET rate recovers the forecasted revenue requirements for the upcoming EET year of October 2016 to September 2017. The requested revenue decrease is the result of the investments associated with SJG's original EEPs, approved by the BPU in 2009, and its EEP extension, approved by the BPU in 2013, which ended in July 2013 and August 2015, respectively. The revenue requirements associated with these prior investments decreases over time as they are amortized. This petition was approved in October 2016.

In September 2016, the BPU approved an increase in annual revenues from base rates of $3.9 million, including taxes, to reflect the roll-in of $33.7 million of investments made from July 1, 2015 through June 30, 2016 under SJG's’s Storm Hardening and Reliability Program (SHARP), with rates effective as of October 1, 2016.

Also in September 2016, the BPU approved a $0.6 million net decrease in annual revenues to be implemented on October 1, 2016, comprised of a $47.1 million decrease in BGSS revenues and a $46.5 million increase in Conservation Incentive Program (CIP) revenues, both including taxes. The level of BGSS revenues requested in annual BGSS filings is based on forecasted gas costs and customer usage information for the upcoming BGSS/CIP year, which runs from October 1, 2016 to September 30, 2017. SJG’s request for a decrease of BGSS revenues was caused primarily by decreases in forecasted gas commodity costs for the upcoming BGSS/CIP year. The level of CIP revenues requested in annual CIP filings is based on historical customer usage information, comparing prior CIP year customer usage to normal customer usage. SJG’s request for an increase in CIP revenues was primarily due to lower than normal customer usage caused by weather that was 16.4% warmer than normal during the 2015- 2016 winter.

Additionally, in September 2016, the BPU approved the statewide Universal Service Fund (USF) budget of $56.0 million for all the State’s gas utilities. SJG’s portion of the total budget is approximately $5.6 million. Effective October 1, 2016, the BPU approved a $1.1 million increase in SJG’s USF recoveries.

The BGSS, CIP and USF approvals discussed above do not impact SJG's earnings. They represent changes in the cash requirements of SJG corresponding to cost changes and/or the return of previously under-recovered costs associated with each respective mechanism.

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

Regulatory Assets consisted of the following items (in thousands):

	September 30, 2016	December 31, 2015
Environmental Remediation Costs:
Expended - Net	$57,100	$42,032
Liability for Future Expenditures	160,587	123,194
Deferred Asset Retirement Obligation Costs	42,768	42,430
Deferred Pension and Other Postretirement Benefit Costs	79,779	79,779
Deferred Gas Costs - Net	—	2,701
Conservation Incentive Program Receivable	23,485	2,624
Deferred Interest Rate Contracts (Note 11)	10,346	7,631
Energy Efficiency Tracker	—	496
Pipeline Supplier Service Charges	2,527	3,776
Pipeline Integrity Cost	4,595	4,596
AFUDC - Equity Related Deferrals	12,357	11,423
Other Regulatory Assets	3,527	2,752

Total Regulatory Assets	$397,071	$323,434

ENVIRONMENTAL REMEDIATION COSTS - We have two regulatory assets associated with environmental costs related to the cleanup of 12 sites where we or our predecessors previously operated gas manufacturing plants. The first asset, "Environmental Remediation Cost: Expended - Net," represents what was actually spent to clean up the sites, less recoveries through the Remediation Adjustment Clause (RAC) and insurance carriers. These costs meet the deferral requirements of GAAP, as the BPU allows us to recover such expenditures through the RAC. The other asset, "Environmental Remediation Cost: Liability for Future Expenditures," relates to estimated future expenditures required to complete the remediation of these sites. We recorded this estimated amount as a regulatory asset with the corresponding current and noncurrent liabilities on the balance sheets under the captions "Current Liabilities" and "Regulatory and Other Noncurrent Liabilities." The BPU allows us to recover the deferred costs over seven-year periods after they are spent. The increase from December 31, 2015 is a result of expenditures made during the first nine months of 2016 and an increase in the expected future expenditures for remediation activities primarily due to an increase in the scope of the remediation at a site related to additional contamination being discovered.

DEFERRED GAS COSTS - NET - See discussion under "Deferred Revenues - Net" below.

CONSERVATION INCENTIVE PROGRAM (CIP) RECEIVABLE – The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. Actual usage per customer was less than the established baseline during the 2015 - 2016 winter season and during the first nine months of 2016, resulting in an increase in the receivable. This is primarily the result of warm weather experienced in the region.

Regulatory Liabilities consisted of the following items (in thousands):

	September 30, 2016	December 31, 2015
Excess Plant Removal Costs	$30,324	$32,644
Deferred Revenues-Net	14,418	—
Societal Benefit Costs	5,907	10,197
Energy Efficiency Tracker	401	—

Total Regulatory Liabilities	$51,050	$42,841

DEFERED REVENUES - NET - Over/under collections of gas costs are monitored through SJG's BGSS mechanism. Net under collected gas costs are classified as a regulatory asset and net over collected gas costs are classified as a regulatory liability. Derivative contracts used to hedge natural gas purchases are also included in the BGSS, subject to BPU approval. The BGSS changed from a $2.7 million regulatory asset at December 31, 2015 to a $14.4 million regulatory liability at September 30, 2016, primarily due to the gas costs recovered from customers exceeding the actual cost of the commodity.

ENERGY EFFICIENCY TRACKER (EET) - This regulatory liability primarily represents energy efficiency measures installed in customer homes and businesses. The change from a $0.5 million regulatory asset at December 31, 2015 to a $0.4 million regulatory liability at September 30, 2016 is due to recoveries being greater than the cost of, and allowed return on, investments in the EEP's. In February 2016, the BPU approved a $7.9 million revenue decrease to SJG’s EET (see Note 3).

5.	RELATED-PARTY TRANSACTIONS:

There have been no significant changes in the nature of SJG’s related-party transactions since December 31, 2015. See Note 5 to the Financial Statements in Item 8 of SJG’s Annual Report on Form 10-K for the year ended December 31, 2015 for a detailed description of the related parties and their associated transactions.

A summary of related-party transactions, excluding pass-through items, included in Operating Revenues were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Revenues/Affiliates:
SJRG	$977	$1,100	$5,399	$2,631
Marina	86	116	292	483
Total Operating Revenue/Affiliates	$1,063	$1,216	$5,691	$3,114

Related-party transactions, excluding pass-through items, included in Operating Expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Costs of Sales/Affiliates (Excluding depreciation)
SJRG	$490	$574	$9,993	$21,105
Energy-Related Derivative Losses / (Gains) *
SJRG	$—	$—	$—	$65

* Contracts used to hedge natural gas purchases. Included in Cost of Sales on the Condensed Statements of Income.

Operations Expense/Affiliates:
SJI	$4,632	$3,248	$14,502	$10,529
Millennium	703	695	2,098	2,048
Other	(48)	(95)	(154)	(312)
Total Operations Expense/Affiliates	$5,287	$3,848	$16,446	$12,265

6.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of both September 30, 2016 and December 31, 2015, the escrowed proceeds, including interest earned, totaled $32,225. SJG maintains a margin account with a counterparty in conjunction with SJG's risk management activities as detailed in Note 11. The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with this counterparty change. As of September 30, 2016, the balance owed to this counterparty totaled $0.3 million and as of December 31, 2015, the balance held with this counterparty totaled $6.7 million. In September 2016, SJG placed $8.3 million in an escrow account to construct SJG's building in Atlantic City, New Jersey. The money is restricted until the final contracts are approved, at which time the money will be released for use in constructing SJG's building. The carrying amounts of the Restricted Investments approximate their fair value at September 30, 2016 and December 31, 2015, which would be included in Level 1 of the fair value hierarchy. (See Note 10 - Fair Value of Financial Assets and Financial Liabilities.)

NOTE RECEIVABLE - In June 2015, SJG advanced $10.0 million to a not-for-profit organization formed to spur economic development in Atlantic City, New Jersey. The Note included interest at 1% for an initial term of six months, with the borrower’s option to extend the term for two additional terms of three months each. In December 2015 and February 2016, the borrower exercised each option, respectively. In July 2016, the note was repaid in full, including interest.
LONG-TERM RECEIVABLES – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources. The terms of these loans call for customers to make monthly payments over a period of up to five to ten years with no interest. The carrying amounts of such loans were $10.2 million and $12.9 million as of September 30, 2016 and December 31, 2015, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the condensed balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $1.0 million and $1.3 million as of September 30, 2016 and December 31, 2015, respectively. The annualized amortization to interest is not material to SJG’s financial statements. The carrying amounts of these receivables approximate their fair value at September 30, 2016 and December 31, 2015, which would be included in Level 2 of the fair value hierarchy (See Note 10 - Fair Value of Financial Assets and Financial Liabilities).

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJG's financial instruments approximate their fair values at September 30, 2016 and December 31, 2015, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJG at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy. See Note 10 - Fair Value of Financial Assets and Financial Liabilities). The estimated fair values of SJG's long-term debt, including current maturities, as of September 30, 2016 and December 31, 2015, were $699.7 million and $657.4 million, respectively. The carrying amount of SJG's long-term debt, including current maturities, as of September 30, 2016 and December 31, 2015, was $639.9 million and $605.4 million, respectively. The carrying amounts as of September 30, 2016 and December 31, 2015 are net of unamortized debt issuance costs of $6.1 million and $6.6 million, respectively (see Note 1).

7.	LINES OF CREDIT:

Credit facilities and available liquidity as of September 30, 2016 were as follows (in thousands):

	Total Facility	Usage		Available Liquidity	Expiration Date
Commercial Paper Program/ Revolving Credit Facility	$200,000	$81,800	(A)	$118,200	May 2018
Uncommitted Bank Lines	10,000	—		10,000	August 2017

Total	$210,000	$81,800	(A)	$128,200

(A) Includes letters of credit outstanding in the amount of $0.8 million.

The SJG revolving credit facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1 measured at the end of each fiscal quarter. SJG was in compliance with this covenant as of September 30, 2016.

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

Average borrowings outstanding under these credit facilities during the nine months ended September 30, 2016 and 2015 were $64.5 million and $117.9 million, respectively. The maximum amount outstanding under these credit facilities during the nine months ended September 30, 2016 and 2015 were $141.7 million and $162.3 million, respectively.

Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 0.76% and 0.40% at September 30, 2016 and 2015, respectively.

8.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

For the three and nine months ended  September 30, 2016 and 2015, net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits		Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service Cost	$892	$996	$2,675	$2,988
Interest Cost	2,233	2,083	6,699	6,251
Expected Return on Plan Assets	(2,488)	(2,759)	(7,463)	(8,278)
Amortizations:
Prior Service Cost	39	40	117	119
Actuarial Loss	1,730	1,979	5,190	5,938
Net Periodic Benefit Cost	2,406	2,339	7,218	7,018
Capitalized Benefit Cost	(1,251)	(1,216)	(3,651)	(3,649)
Deferred Benefit Cost	(161)	(341)	(483)	(666)
Total Net Periodic Benefit Expense	$994	$782	$3,084	$2,703

	Other Postretirement Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service Cost	$106	$186	$318	$558
Interest Cost	325	495	977	1,486
Expected Return on Plan Assets	(386)	(499)	(1,159)	(1,496)
Amortizations:
Prior Service Cost	(43)	102	(129)	304
Actuarial Loss	138	224	414	671
Net Periodic Benefit Cost	140	508	421	1,523
Capitalized Benefit Cost	(73)	(264)	(219)	(792)
Deferred Benefit Cost	—	(89)	—	(168)
Total Net Periodic Benefit Expense	$67	$155	202	563

Capitalized benefit costs reflected in the table above relate to our construction program. Deferred benefit costs relate to the deferral of incremental expenses associated with the adoption of new mortality tables effective December 31, 2014 and 2015. Deferred benefit costs are expected to be recovered through rates as part of our next base rate case.

SJG contributed $12.0 million to the pension plans in January 2015. No contributions were made to the pension plans during the nine-months ended September 30, 2016. SJG does not expect to make any contributions to the pension plans in 2016; however, changes in future investment performance and discount rates may ultimately result in a contribution. Payments related to the unfunded Supplemental Executive Retirement Plan (SERP) are expected to approximate $2.2 million in 2016. We also have a regulatory obligation to contribute approximately $3.6 million annually to the other postretirement benefit plans’ trusts, less direct costs incurred.

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

GAS SUPPLY RELATED CONTRACTS - In the normal course of conducting business, we have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest date at which any of the primary terms of these contracts expire is October 2017. The transportation and storage agreements entered into between us and each of our interstate pipeline service providers were done in accordance with their respective FERC-approved tariffs. Our cumulative obligation for gas supply-related demand charges and reservation fees paid for these services averages approximately $5.8 million per month and is recovered on a current basis through the BGSS.

PENDING LITIGATION - SJG is subject to claims arising in the ordinary course of business and other legal proceedings. SJG accrues liabilities related to these claims when SJG can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. SJG has accrued approximately $0.7 million and $0.8 million related to all claims in the aggregate as of September 30, 2016 and December 31, 2015, respectively. SJG is currently involved in a pricing dispute related to a long-term gas supply contract whereby SJG has sued the supplier to recover amounts that were improperly invoiced. Subsequently, the supplier counter-sued SJG claiming it is owed an additional $14.3 million through September 30, 2016 under the same contract, which would be recoverable in rates. Liabilities related to these claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated.

COLLECTIVE BARGAINING AGREEMENTS - Unionized personnel represent approximately 61% of our workforce at September 30, 2016. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (IBEW) operates under a collective bargaining agreement that runs through February 2017; and the International Association of Machinists and Aerospace Workers (IAM) operates under a collective bargaining agreement that expires in August 2017.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$9,260	$1,825	$7,435	$—
Derivatives – Energy Related Assets (B)	2,562	1,771	7	784
	$11,822	$3,596	$7,442	$784

Liabilities

Derivatives – Energy Related Liabilities (B)	$3,349	$582	$2,489	$278
Derivatives – Other (C)	10,346	—	10,346	—
	$13,695	$582	$12,835	$278

As of December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,788	$1,722	$7,066	$—
Derivatives - Energy Related Assets (B)	1,141	398	144	599
	$9,929	$2,120	$7,210	$599

Liabilities

Derivatives - Energy Related Liabilities (B)	$5,840	$5,424	$—	$416
Derivatives - Other (C)	7,631	—	7,631	—
	$13,471	$5,424	$7,631	$416

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

Type	Fair Value at September 30, 2016		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$784	$278	Discounted Cash Flow	Forward price (per dt)	$0.9 - $6.80 [$4.24]	(A)

Type	Fair Value at December 31, 2015		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$599	$416	Discounted Cash Flow	Forward price (per dt)	$1.18 - $5.21 [$2.90]	(A)

(A) Represents the range, along with the weighted average, of forward prices for the sale and purchase of natural gas.

The changes in fair value measurements of Derivatives - Energy Related Assets and Liabilities for the three and nine months ended September 30, 2016, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Balance at beginning of period	$(224)	$183
Other Changes in Fair Value from Continuing and New Contracts, Net	730	506
Settlements	—	(183)

Balance at end of period	506	506

The changes in fair value measurements of Derivatives - Energy Related Assets and Liabilities for the three and nine months ended September 30, 2015, using significant unobservable inputs (Level 3), are as follows (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Balance at beginning of period	$(584)	$—
Other Changes in Fair Value from Continuing and New Contracts, Net	1,035	451

Balance at end of period	451	451

11. DERIVATIVE INSTRUMENTS:

SJG is involved in buying, selling, transporting and storing natural gas and is subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company, through a counterparty, uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, futures contracts, swap agreements and options contracts. As of September 30, 2016, SJG had outstanding derivative contracts intended to limit the exposure to market risk on 8.7 million decatherms (MMdts) of expected future purchases of natural gas and 0.6 MMdts of expected future sales of natural gas. In addition to these derivative contracts, SJG had basis and index related purchase contracts of 4.6 MMdts and sales contracts of 9.0 MMdts for net contracted volumes of 4.4 MMdts. These contracts, which do not qualify for the normal purchase and sale exemption and have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in Derivatives — Energy Related Assets or Derivatives — Energy Related Liabilities on the condensed balance sheets. The costs or benefits of these short-term contracts are recoverable through SJG’s BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy-related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the condensed balance sheets. As of September 30, 2016 and December 31, 2015, SJG had $0.8 million and $4.7 million of unrealized gains, respectively, included in its BGSS related to open financial contracts.

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

We previously used derivative transactions known as “Treasury Locks” to hedge against the impact on our cash flows of possible interest rate increases on debt issued in September 2005. The initial $1.4 million cost of the Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the 30-year life of the associated debt issue. As of both September 30, 2016 and December 31, 2015, the unamortized balance was approximately $0.9 million.
.
The fair values of all derivative instruments, as reflected in the condensed balance sheets as of September 30, 2016 and December 31, 2015, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	September 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$2,281	$3,276	$1,077	$5,489
Derivatives – Energy Related – Non-Current	281	73	64	351
Interest rate contracts:
Derivatives – Other Current	—	535	—	—
Derivatives – Other Noncurrent	—	9,811	—	7,631
Total derivatives not designated as hedging instruments under GAAP	2,562	13,695	1,141	13,471
Total Derivatives	$2,562	$13,695	$1,141	$13,471

The Company enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Company presents derivatives at gross fair values on the condensed balance sheets.

As of September 30, 2016, and December 31, 2015, information related to these offsetting arrangements were as follows (in thousands):

As of September 30, 2016:
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$2,562	$—	$2,562	$(582)	(A)	$(339)	$1,641
Derivatives - Energy Related Liabilities	(3,349)	—	(3,349)	582	(B)	—	(2,767)
Derivatives - Other	(10,346)	—	(10,346)	—		—	(10,346)

As of December 31, 2015:
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$1,141	$—	$1,141	$(399)	(A)	$—	$742
Derivatives - Energy Related Liabilities	(5,840)	—	(5,840)	399	(B)	5,025	(416)
Derivatives - Other	(7,631)	—	(7,631)	—		—	(7,631)

(A) The balances at September 30, 2016 and December 31, 2015 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at September 30, 2016 and December 31, 2015 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the condensed statements of income for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2016	2015	2016	2015
Interest Rate Contracts:
Gains reclassified from Accumulated Other Comprehensive Loss into income (a)	$12	$12	$36	$36
(a) Included in Interest Charges

A net realized gain of $0.9 million and a net realized loss of $1.6 million associated with SJG's energy-related financial commodity contracts for the three months ended September 30, 2016 and 2015, and loss of $3.5 million and $6.4 million for the nine months ended September 30, 2016 and 2015, respectively, are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy-related financial commodity contracts are deferred in Regulatory Assets or Liabilities, as applicable, and there is no impact to earnings.

12.	LONG-TERM DEBT:

In January 2016, SJG issued $61.0 million of long-term debt at 1.37% under a $200.0 million aggregate syndicated bank term facility. The facility is now fully drawn. The total outstanding amount under this facility as of September 30, 2016 was $200.0 million, which was reclassified to current portion of long-term debt on the condensed balance sheets as it is due within one year. SJG is evaluating alternatives, including refinancing or renewing the facility.

In July, SJG retired $17.0 million of 4.60% Medium Term Notes ("MTN's") at maturity.

In August, SJG retired $10.0 million of 5.437% MTN's at maturity.

The Company did not issue or retire any other long-term debt during the nine months ended September 30, 2016. We retire debt when it is cost effective as permitted by the debt agreements.

13.    ACCUMULATED OTHER COMPREHENSIVE LOSS:

The changes in Accumulated Other Comprehensive Loss (AOCL) for the three and nine months ended September 30, 2016 are as follows (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance at July 1, 2016 (a)	$(12,220)	$(530)	$(91)	$(12,841)
Other comprehensive loss before reclassifications	—	—	167	167
Amounts reclassified from AOCL (b)	—	7	(129)	(122)
Net current period other comprehensive income	—	7	38	45
Balance at September 30, 2016 (a)	$(12,220)	$(523)	$(53)	$(12,796)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance at January 1, 2016 (a)	$(12,220)	$(544)	$(98)	$(12,862)
Other comprehensive loss before reclassifications	—	—	304	304
Amounts reclassified from AOCL (b)	—	21	(259)	(238)
Net current period other comprehensive income (loss)	—	21	45	66
Balance at September 30, 2016 (a)	$(12,220)	$(523)	$(53)	$(12,796)

(a) Determined using a combined average statutory tax rate of 40%.
(b) See table below.

The reclassifications out of AOCL during the three and nine months ended September 30, 2016 are as follows (in thousands):

Components of AOCL	Amounts Reclassified from AOCL		Affected Line Item in the Condensed Statements of Income
	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Unrealized Loss in on Derivatives - Other - Interest Rate Contracts designated as cash flow hedges	$12	$36	Interest Charges
Income Taxes	(5)	(15)	Income Taxes (a)
	$7	$21

Unrealized Gain on Available-for-Sale Securities	$(217)	$(432)	Other Income & Expense
Income Taxes	88	173	Income Taxes (a)
	$(129)	$(259)

Gains from reclassifications for the period net of tax	$(122)	$(238)

(a) Determined using a combined average statutory tax rate of 40%.

14.    OTHER PAID IN CAPITAL:

In June 2016, SJG received an equity infusion of $65.0 million from SJI.

15.    SUBSEQUENT EVENT:

In October 2016, the BPU approved SJG’s request to extend its AIRP for a five-year period commencing October 1, 2016 and ending September 30, 2021, with authorized investments of up to $302.5 million to continue replacing cast iron and unprotected bare steel mains and associated services (AIRP II). Cost recovery of AIRP II investments, including a return on SJG’s investments, will be accomplished through annual base rate adjustments that will occur on October 1st of each year of the program. The BPU also approved an increase in annual revenues from base rates of $11.0 million, including taxes, to reflect the roll-in of the remaining $74.5 million of prior AIRP investments, made from the time of SJG’s last base rate case through the end of the first AIRP program, that were not yet reflected in rates. These rates will be effective as of December 1, 2016.

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

OVERVIEW:

Organization - We are an operating public utility company engaged in the purchase, transmission and sale of natural gas for residential, commercial and industrial use. We also sell natural gas and pipeline transportation capacity (off-system sales) on a wholesale basis to various customers on the interstate pipeline system and transport natural gas purchased directly from producers or suppliers to their customers. We served 374,637 customers at September 30, 2016 compared with 369,807 customers at September 30, 2015.

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

Competition - See detailed discussion concerning competition in SJG’s Annual Report on Form 10-K for the year ended December 31, 2015.

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, under which redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The number of customers purchasing their natural gas from marketers was 34,039 and 35,722 at September 30, 2016 and 2015, respectively.

RESULTS OF OPERATIONS:

The following table summarizes the composition of selected gas utility data for the three and nine month periods ended September 30, (in thousands, except for degree day data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Utility Throughput – decatherms(dt):
Firm Sales -
Residential	1,320	1,499	15,490	18,788
Commercial	470	593	3,557	4,944
Industrial	17	113	225	378
Cogeneration & Electric Generation	533	781	1,230	1,277
Firm Transportation -
Residential	118	141	1,394	1,933
Commercial	795	920	5,056	5,292
Industrial	2,742	2,760	8,726	8,777
Cogeneration & Electric Generation	2,892	1,840	5,732	4,918

Total Firm Throughput	8,887	8,647	41,410	46,307

Interruptible Sales	—	—	2	20
Interruptible Transportation	237	346	837	998
Off-System Sales	3,428	2,031	11,200	8,652
Capacity Release	19,278	16,018	53,176	45,008

Total Throughput - Utility	31,830	27,042	106,625	100,985

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Utility Operating Revenues:
Firm Sales -
Residential	$28,010	$25,986	$180,508	$238,571
Commercial	7,740	7,616	38,465	54,726
Industrial	309	1,032	2,118	4,154
Cogeneration & Electric Generation	1,923	2,619	4,104	4,907
Firm Transportation -
Residential	1,483	1,533	10,114	12,360
Commercial	4,081	4,292	22,666	22,769
Industrial	4,814	5,888	15,032	17,488
Cogeneration & Electric Generation	992	947	3,364	3,943

Total Firm Revenues	49,352	49,913	276,371	358,918

Interruptible Sales	—	—	18	298
Interruptible Transportation	165	312	652	1,076
Off-System Sales	9,999	5,586	31,077	35,682
Capacity Release	2,230	2,460	9,611	5,118
Other	279	363	824	1,012
Total Utility Operating Revenues	62,025	58,634	318,553	402,104

Less:
Cost of Sales (Excluding depreciation)	26,395	22,934	115,695	194,455
Conservation Recoveries*	731	1,648	7,864	18,772
RAC Recoveries*	2,298	2,281	6,893	6,842
EET Recoveries*	578	769	2,086	2,816
Revenue Taxes	159	165	697	952
Utility Margin**	$31,864	$30,837	$185,318	$178,267

Margin:
Residential	$16,913	$17,628	$114,674	$131,731
Commercial and Industrial	10,706	11,631	50,730	56,613
Cogeneration and Electric Generation	1,256	1,270	3,725	3,650
Interruptible	11	19	53	103
Off-System Sales & Capacity Release	796	670	3,227	2,748
Other Revenues	790	889	1,808	2,144
Margin Before Weather Normalization & Decoupling	30,472	32,107	174,217	196,989
CIP Mechanism	503	(1,822)	8,435	(20,218)
EET Mechanism	889	552	2,666	1,496
Utility Margin**	$31,864	$30,837	$185,318	$178,267

Degree Days:	14	3	2,810	3,343

*Represents expenses for which there is a corresponding credit in operating revenues.  Therefore, such recoveries have no impact on our financial results.
**Utility Margin is further defined under the caption "Margin (pre-tax)" below.

Throughput – Total gas throughput increased by 4.8 MMdts and 5.6 MMdts during the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, primarily due to increases in capacity release in both periods in 2016. The increases in capacity release volume are primarily related to specific releases made of Columbia pipeline capacity that did not occur in the same periods in 2015. An increase in third-party supplier deliveries on Columbia pipeline to SJG’s system freed up capacity at SJG and allowed for additional capacity release of 3.3 MMdts and 8.2 MMdts during the three and nine month periods ended September 30, 2016, respectively, compared to the same periods in 2015. Off-System Sales (OSS) volume also increased 1.4 MMdts and 2.5 MMdts during the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, primarily due to increased opportunity to supply natural gas to gas-fired power generation facilities during the summer months of 2016.

Total firm throughput was relatively unchanged during the three months ended September 30, 2016, compared with the same period in 2015. Total firm throughput decreased 4.9 MMdts, or 10.6%, for the nine months ended September 30, 2016, compared to the same period in 2015. The primary reason for the decrease was unseasonably warm weather that was 16.0% warmer during the first nine months of 2016, compared to the same period in 2015. The negative impact of weather on firm throughput was partially offset by the addition of 4,830 customers, a 1.3% increase over the last twelve months.

Operating Revenues – Revenues increased $3.4 million, or 5.8%, during the three months ended September 30, 2016, compared with the same period in 2015. Total firm revenue was relatively unchanged during the three months ended September 30, 2016, compared with the same period in 2015.

The increase in OSS volume, discussed above under "Throughput," coupled with a 6% increase in unit prices, resulted in a corresponding increase in revenue during the nine months ended September 30, 2016, compared with the same period in 2015. While capacity release throughput increased significantly during the third quarter, lower unit prices prevailed in the market, which netted to a slight revenue decrease in the third quarter of 2016, compared with the same period last year. The impact of changes in OSS and capacity release activity does not have a material impact on the earnings of SJG, as SJG is required to return 85% of the profits of such activity to its ratepayers. Earnings from OSS and capacity release can be seen in the “Margin” table above.

Revenues decreased $83.6 million, or 20.8%, during the nine months ended September 30, 2016, compared with the same period in 2015. Total firm revenue was $82.5 million lower during the nine months ended September 30, 2016 compared to the same period in the prior year, due to several factors. Firm throughput was significantly lower during the first nine months of 2016, compared to the same period in the prior year, as discussed above under “Throughput.” The impact of this reduction in throughput lowered SJG’s recovery of natural gas costs through its Basic Gas Supply Service (BGSS) mechanism by $44.2 million. In addition, SJG reduced its BGSS rate effective October 1, 2015 by 18.6%, further reducing revenue by $25.9 million during the first nine months of 2016. Finally, SJG provided a $20.0 million BGSS bill credit to its residential and small commercial customers in January 2016, of which $18.7 million reduced revenue for the first nine months of 2016, after consideration for sales tax. While changes in natural gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, fluctuations in Operating Revenue and Cost of Sales, such as those discussed above, did not have an impact on SJG’s profitability.

Despite the increase in OSS discussed above under "Throughput," a 33% reduction in unit prices resulted in a net decrease of $4.6 million in OSS revenues during the nine months ended September 30, 2016 compared with the same period in 2015. Capacity release revenue increased $4.5 million as a result of specific releases to Transco Zone 5 at a relatively high value, which primarily occurred during the first quarter of 2016. However, as previously discussed, the impact of changes in OSS and capacity release activity does not have a material impact on the earnings of SJG.

Conservation Incentive Program (CIP) - The effects of the CIP on our net income and the associated weather comparisons are as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income Impact:
CIP – Weather Related	$—	$—	$2.9	$(7.3)
CIP – Usage Related	0.3	(1.1)	2.1	(4.7)
Total Net Income Impact	$0.3	$(1.1)	$5.0	$(12.0)

Weather Compared to 20-Year Average	n/a	n/a	7.1% Warmer	14.7% Colder
Weather Compared to Prior Year	n/a	n/a	15.9% Warmer	1.7% Colder

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

Total margin increased $1.0 million, or 3.3%, and $7.0 million, or 4.0%, for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. The rolling into base rates of Storm Hardening and Reliability Program (SHARP) investments of approximately $36.6 million on October 1, 2015 contributed approximately $0.6 million and $3.4 million of additional margin for the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. In addition, SJG added 4,830 customers over the 12-month period ended September 30, 2016, contributing approximately $0.3 million and $3.0 million in additional margin during the three and nine months ended September 30, 2016, respectively, compared with the same periods of 2015.
The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the margin and CIP tables above, the CIP mechanism protected margin by $0.5 million, or $0.3 million after taxes, for the three months ended September 30, 2016, primarily due to lower customer usage related to energy conservation. For the three months ended September 30, 2015, the CIP mechanism reduced margin by $1.8 million, or $1.1 million after taxes, primarily due to higher customer usage. The CIP mechanism protected $8.4 million, or $5.0 million after taxes, of margin for the nine months ended September 30, 2016 that would have been lost due to weather that was warmer than average and lower customer usage. The CIP mechanism reduced margin by $20.2 million, or $12.0 million after taxes, for the nine months ended September 30, 2015, primarily due to weather that was colder than normal.

Operating Expenses - A summary of changes in operating expenses (in thousands):

	Three Months Ended September 30, 2016 vs. 2015	Nine Months Ended September 30, 2016 vs. 2015
Operations	$(1,426)	$(10,129)
Maintenance	$(38)	$679
Depreciation	$1,314	$4,712
Energy and Other Taxes	$32	$(655)

Operations - Operations expense decreased $1.4 million and $10.1 million for the three and nine months ended September 30, 2016, respectively, as compared with the same periods in 2015. The decreases primarily resulted from the operation of SJG’s New Jersey Clean Energy Program and Energy Efficiency Programs, which experienced net decreases of $1.1 million and $11.6 million in each respective period. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experienced an offsetting decrease in revenue during the three and nine months ended September 30, 2016, compared with the same periods in the prior year. This was due to a reduction in the approved level of recovery of such costs, as well as lower recoveries resulting from warmer weather, primarily during the first quarter of 2016, as previously discussed under “Throughput”. These decreases were partially offset by higher expenses is various areas, primarily those associated with corporate support, governance and compliance costs, primarily attributable to our parent, SJI, which increased $.5 million and $2.2 million for the three and nine months ended September 30, 2016, respectively.

Maintenance - Changes in Maintenance expenses were not significant for the three months ended September 30, 2016, compared with the same period in 2015. Maintenance expenses increased $0.7 million during the nine months ended September 30, 2016 , compared with the same period in 2015, primarily due to an increase in maintenance of services activity during the first and second quarters.

Depreciation - Depreciation expense increased $1.3 million and $4.7 million during the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015, due mainly to our continuing investment in property, plant and equipment.

Energy and Other Taxes -Changes in Energy and Other Taxes were not significant for the three months ended September 30, 2016, compared with the same period in 2015. Energy and Other Taxes decreased $0.7 million during the nine months ended September 30, 2016, compared with the same period in 2015, due mainly to lower revenue-based taxes, which decreased as a result of lower revenue during the first quarter of 2016, as previously discussed under “Revenue”.

Other Income and Expense - Changes in Other Income and Expense for the three and nine months ended September 30, 2016, compared to the same periods in 2015, were not significant.

Interest Charges – Interest Charges decreased $0.8 million and $1.7 million during the three and nine months ended September 30, 2016, compared with the same periods in 2015, primarily due to higher capitalization of interest costs on construction during 2016. This was a result of accumulating capital investments under the Company's AIRP. AIRP investments are approved by the BPU to accrue interest on construction until such time they are rolled into base rates. This is partially offset by interest on $61.0 million of long-term debt issued in January 2016 (see Note 12 to the condensed financial statements).

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

Cash Flows from Operating Activities - Liquidity needs are first met with net cash provided by operating activities. Net cash provided by operating activities totaled $108.7 million and $124.8 million in the first nine months of 2016 and 2015, respectively. Net cash provided by operating activities varies from year-to-year primarily due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conversion efforts and the price of the natural gas commodity, inventory utilization, and gas cost recoveries. Net cash provided by operations decreased primarily due to lower collections under regulatory clauses due to warmer weather experienced throughout the first nine months of 2016, as well as higher costs associated with environmental remediation. These impacts were positively offset by SJG not making a pension payment this year as compared with last year. In 2015, SJG made a $12.0 million pension contribution as a result of a decline in the discount rate and new mortality tables released at the end of 2014, both of which negatively impacted the funding status of the pension plans. The Company strives to keep its pension plans fully funded. When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, the Company increases its contributions to supplant that funding shortfall.

Cash Flows from Investing Activities - SJG has a continuing need for cash resources for capital expenditures, primarily to invest in new and replacement facilities and equipment. Cash used for capital expenditures was $161.7 million and $147.3 million during the first nine months of 2016 and 2015, respectively. We estimate the net cash outflows for capital expenditures for fiscal years 2016, 2017 and 2018 to be approximately $217.8 million, $250.0 million and $277.6 million, respectively. For capital expenditures, including those under the AIRP, SJG expects to use short-term borrowings to finance capital expenditures as incurred. From time to time, the Company may refinance the short-term debt incurred to support capital expenditures with long-term debt.

In June 2015, SJG advanced $10.0 million to a not-for-profit organization formed to spur economic development in Atlantic City, New Jersey. The Note included interest at 1% for an initial term of six months, with the borrower’s option to extend the term for two additional terms of three months each. In December 2015 and February 2016, the borrower exercised each option, respectively. In July 2016, the note was repaid in full, including interest.
In September 2016, SJG placed $8.3 million in an escrow account to construct SJG's building in Atlantic City, New Jersey. The money is restricted until the final contracts are approved, at which time the money will be released for use in constructing SJG's building.
Cash Flows from Financing Activities - SJG uses short-term borrowings under lines of credit from commercial banks, or under its commercial paper program discussed below, to supplement cash from operations, to support working capital needs and to finance capital expenditures as incurred. From time to time, the Company refinances short-term debt incurred to finance capital expenditures with long-term debt. Debt is incurred primarily to expand and upgrade our gas transmission and distribution system and to support seasonal working capital needs related to inventories and customer receivables. In January, the Company issued $61.0 million of long-term debt under a $200.0 million aggregate syndicated bank term facility. The total outstanding amount under this facility as of September 30, 2016 was $200.0 million.

Credit facilities and available liquidity as of September 30, 2016 were as follows (in thousands):

	Total Facility	Usage		Available Liquidity	Expiration Date
Commercial Paper/Revolving Credit Facilities	$200,000	$81,800	(A)	$118,200	May 2018
Uncommitted Bank Lines	10,000	—		10,000	August 2017

Total	$210,000	$81,800	(A)	$128,200

(A) Includes letters of credit outstanding in the amount of $0.8 million.

The SJG facility is provided by a syndicate of banks and contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJG was in compliance with this covenant as of September 30, 2016.

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

Average borrowings outstanding under the commercial paper program/revolving credit facility, during the nine months ended September 30, 2016 and 2015 were $64.5 million and $117.9 million, respectively. The maximum amount outstanding under these credit facilities, not including letters of credit, during the nine months ended September 30, 2016 and 2015 were $141.7 million and $162.3 million, respectively.

In January 2016, SJG issued $61.0 million of long-term debt at 1.37% under a $200.00 million aggregate syndicated bank term facility. The facility is now fully drawn. The total outstanding amount under this facility as of September 30, 2016 was $200.0 million, which was reclassified to current portion of long-term debt on the condensed balance sheets as it is due within one year. SJG is evaluating alternatives, including refinancing or renewing the facility.

In June 2016, SJG received an equity infusion of $65.0 million from SJI.

In July, SJG retired $17.0 million of 4.60% MTN's at maturity.

In August, SJG retired $10.0 million of 5.437% MTN's at maturity.

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

SJG’s capital structure was as follows:

	As of September 30, 2016	As of December 31, 2015	(A)
Common Equity	53%	49%
Long-Term Debt	42%	42%
Short-Term Debt	5%	9%

Total	100%	100%

(A) Certain reclassifications have been made to the prior period condensed balance sheets to conform to the current period presentation, causing the amounts as of December 31, 2015 to be adjusted. See Note 1 to the condensed financial statements.

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for capital expenditures for the first nine months of 2016 and 2015 amounted to $161.7 million and $147.3 million, respectively. Management estimates net cash outflows for construction projects for 2016, 2017 and 2018, to be approximately $217.8 million, $250.0 million and $277.6 million, respectively. Costs for remediation projects, net of recoveries from ratepayers, for the first nine months of 2016 and 2015 amounted to net cash outflows of $22.3 million and $10.4 million, respectively. Total net cash outflows for remediation projects are expected to be $34.8 million, $41.7 million and $28.5 million for 2016, 2017 and 2018, respectively. As discussed in Notes 4 and 12 to the Financial Statements in Item 8 of SJG’s 10-K for the year ended December 31, 2015, environmental remediation costs are subject to recovery from ratepayers.

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

SJG has certain commitments for interstate pipeline capacity and storage services. Those commitments as of September 30, 2016, average $69.2 million annually and total $321.7 million over the contracts’ lives.  Approximately 36% of the financial commitments under these contracts expire during the next five years. SJG expects to renew each of these contracts under renewal provisions as provided in each contract. SJG recovers all such prudently incurred fees through rates via the BGSS.

Contractual Cash Obligations – Details concerning contractual cash obligations may be found in SJG’s Form 10-K for the year ended December 31, 2015.  SJG's contractual cash obligations increased $118.5 million from December 31, 2015 primarily due to the issuance of $61.0 million of long-term debt under a $200.0 million aggregate syndicated bank term facility, $81.4 million increase in vendor agreements regarding contractor payments for construction and an increase in the expected future expenditures for remediation activities primarily due to an increase in the scope of the remediation at a site related to additional contamination being discovered, offset by the retirement of $17.0 million of 4.60% MTN's and $10.0 million of 5.437% MTN's, both at maturity.

Off-Balance Sheet Arrangements - We have no off-balance sheet arrangements.

Pending Litigation - SJG is subject to claims arising in the ordinary course of business and other legal proceedings. SJG accrues liabilities related to claims when SJG can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. SJG is currently involved in a pricing dispute related to a long-term gas supply contract whereby SJG has sued the supplier to recover amounts that were improperly invoiced. Subsequently, the supplier counter-sued SJG claiming it is owed an additional $14.3 million through September 30, 2016 under the same contract, which would be recoverable in rates. Liabilities related to these claims are accrued when the amount or range of amounts of probable settlement costs or other charges for these claims can be reasonably estimated. The Company has accrued approximately $0.7 million and $0.8 million, related to all claims in the aggregate, as of September 30, 2016 and December 31, 2015, respectively.

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

The fair value and maturity of these energy trading and hedging contracts determined using mark-to-market accounting as of September 30, 2016 are as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$1,490	$281	$1,771
Prices Provided by Other External Sources (Basis)	7	—	7
Prices based on internal models or other valuable methods	784	—	784

Total	$2,281	$281	$2,562

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$509	$73	$582
Prices Provided by Other External Sources (Basis)	2,489	—	2,489
Prices based on internal models or other valuable methods	278	—	278

Total	$3,276	$73	$3,349

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Contracted volumes of our NYMEX contracts are 8.1MMdt with a weighted-average settlement price of $2.87 per dt. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our Basis contracts are 4.4MMdt with a weighted-average settlement price of $1.29 per dt.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2016	$(4,699)
Contracts Settled During the Nine Months ended September 30, 2016, Net	3,928
Other Changes in Fair Value from Continuing and New Contracts, Net	(16)
Net Derivatives — Energy Related Liability, September 30, 2016	$(787)

Interest Rate Risk - Our exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt, including both short-term and long-term debt, outstanding at September 30, 2016, was $281.0 million and averaged $260.4 million during the first nine months of 2016. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $1.6 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2015 - 20 b.p. increase; 2014 - 32 b.p. increase; 2013 - 14 b.p. decrease; 2012 - 1 b.p. decrease; and 2011 - 14 b.p. decrease. As of September 30, 2016, our average interest rate on variable-rate debt was 1.30.

We typically issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of September 30, 2016, the interest costs on 446.0 million of long-term debt was either at a fixed-rate or hedged via an interest rate derivative.

As of September 30, 2016, SJG’s active interest rate swaps were as follows:

Amount	Fixed Interest Rate	Start Date	Maturity	Type
$12,500,000	3.53%	12/1/2006	2/1/2036	Tax-exempt
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

SJG’s management, with the participation of its president (principal executive officer) and chief financial officer (principal financial officer), evaluated the effectiveness of the design and operation of SJG’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act) as of September 30, 2016. Based on that evaluation, SJG’s president and chief financial officer concluded that the disclosure controls and procedures employed at SJG are effective.

Changes in Internal Control Over Financial Reporting

There has not been any change in SJG’s internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act, during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, SJG’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item l. Legal Proceedings

Information required by this Item is incorporated by reference to Part I, Item 2, Pending Litigation, beginning on page 34.

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes in our risk factors from those disclosed in Item 1A of SJG’s Annual Report on Form 10-K for the year ended December 31, 2015.
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

101
The following financial statements from South Jersey Gas’ Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, filed with the Securities and Exchange Commission on November 4, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Statements of Income; (ii) the Condensed Statements of Comprehensive Income; (iii) the Condensed Statements of Cash Flows; (iv) the Condensed Balance Sheets and (v) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
(Registrant)

Dated:	November 4, 2016	By:	/s/ Stephen H. Clark
Stephen H. Clark
Chief Financial Officer
(Principal Financial Officer)