Form 10-K
period 2016-12-31
SOUTH JERSEY GAS Co
filed 2017-02-27
CIK 1035216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Documents Incorporated by Reference:   None

Forward Looking Statements

Certain statements contained in this Annual Report on Form 10-K may qualify as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements in this Report other than statements of historical fact, including statements regarding future results of operations or financial position, expected sources of incremental margin, strategy, financing needs, future capital expenditures and the outcome or effect of ongoing litigation, should be considered forward-looking statements made in good faith by South Jersey Gas Company (SJG or the Company) and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. When used in this Report, or any other of the Company’s documents or oral presentations, words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “objective,” “plan,” “project,” “seek,” “strategy,” "target," "will" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on the beliefs and assumptions of management at the time that these statements were made and are inherently uncertain. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to the risks set forth under “Risk Factors” in Part I, Item 1A of this Report and elsewhere throughout this Report. These cautionary statements should not be construed by you to be exhaustive and they are made only as of the date of this Report. While the Company believes these forward-looking statements to be reasonable, there can be no assurance that they will approximate actual experience or that the expectations derived from them will be realized. Further, SJG undertakes no obligation to update or revise any of its forward-looking statements whether as a result of new information, future events or otherwise.

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

Sources and Availability of Raw Materials

Transportation and Storage Agreements

SJG has direct connections to the interstate pipeline systems of both Transcontinental Gas Pipe Line Company, LLC (Transco) and Columbia Gas Transmission, LLC (Columbia). During 2016, SJG purchased and had delivered approximately 46.5 MMdts of natural gas for distribution to both on-system and off-system customers and for injections into storage. Of this total, 25.1 MMdts were transported on the Transco pipeline system while 21.4 MMdts were transported on the Columbia pipeline system. Moreover, during 2016 third-party suppliers delivered 29.6 MMdts to SJG's system on behalf of end use customers behind our city gate stations. SJG also secures other long-term services from Dominion Transmission, Inc. (Dominion), a pipeline upstream of the Transco and Columbia systems. Services provided by Dominion are utilized to deliver gas into either the Transco or Columbia systems for ultimate delivery to SJG. Services provided by all of the above-mentioned pipelines are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC). Unless otherwise indicated, our intentions are to renew or extend these service agreements before they expire.

Transco:

Transco is SJG’s largest supplier of long-term gas transmission services which includes both year-round and seasonal firm transportation (FT) service arrangements. When combined, these FT services enable SJG to purchase gas from third parties and have delivered to its city gate stations by Transco a total of 297,958 dts per day (dts/d). Of this total, 133,917 dts/d is long-haul FT (where gas can be transported from the production areas of the Southwest to the market areas of the Northeast) while 164,041 dts/d is market area FT. The terms of SJG’s year-round agreements with Transco extend for various periods through 2025. Certain of these agreements are currently operating under their respective evergreen provisions.

Of the 297,958 dts/d of Transco services mentioned above, SJG has released a total of 10,000 dts/d of its long-haul and 20,000 dts/d of its market area FT service. These releases were made in association with SJG’s Conservation Incentive Program (CIP) discussed further under Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." In addition, SJG released a total of 50,000 dts/d of its long-haul FT as part of Asset Management Agreements (AMA). The AMA-related releases are discussed below under “Gas Supplies.” In addition, SJG released a total of 27,500 dts/d of its market area FT as Off-System Sales capacity releases.

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

Columbia:

SJG subscribes to four firm transportation agreements with Columbia which currently provide for an aggregate of 114,022 dts/d. The term of 9,000 dts/d of this capacity extends through October 31, 2022; the term of 45,022 dts/d extends through October 31, 2019; and the remaining 60,000 dts/d extends through October 31, 2030. SJG released 8,671 dts/d of the total amount to South Jersey Resources Group, LLC (SJRG), an affiliate by common ownership, in conjunction with its CIP. In addition, SJG released a total of 20,000 dts/d of this capacity to two gas marketers at 10,000 dts/d each, one of which is SJRG, leaving a net total of 85,351 dts/d available to SJG. These AMA-related releases are further discussed below under “Gas Supplies.” Moreover, SJG released a total of 18,543 dts/d of its Columbia FT as Off-System Sales capacity releases.

SJG also subscribes to a firm storage service with Columbia under its Rate Schedule FSS along with an associated firm transportation service under Rate Schedule SST, each of which extends through October 31, 2019. SJG has a total FSS MDWQ of 52,891 dts and a related 3,473,022 dts of storage capacity. SJG released to SJRG 19,029 dts/d of its FSS MDWQ along with 1,249,485 dts of its FSS storage capacity. Additionally, SJG released to SJRG 19,029 dts/d of its associated Columbia SST transportation service. Both releases made by SJG were in connection with its CIP and extend through September 30, 2018.

Gas Supplies

During 2016, SJG entered into an AMA with a gas marketer which extends through March 31, 2017. Under this agreement, SJG released to the marketer its firm transportation rights equal to 30,000 dts/d of transportation capacity on Transco. The marketer manages this capacity and provides SJG with up to 30,000 dts/d of firm deliverability each day through March 31, 2017. The marketer's intent was to optimize the capacity released to them under this AMA and pay SJG an asset management fee.

Also in 2016, SJG entered into an additional AMA with a separate gas marketer which extends through October 31, 2017. Under this agreement, SJG has released to the marketer firm transportation rights equal to 10,000 dts/d of transportation capacity on Transco. The marketer manages its capacity and provides SJG with up to 10,000 dts/d of firm deliverability everyday through October 31, 2017. The marketer will seek to optimize the capacity released to it under this AMA and pay SJG an asset management fee.

Also in 2016, SJG entered into two further AMA's with two separate gas marketers which both also extend through October 31, 2017. Under these agreements, SJG has released to each of the marketers firm transportation rights equal to 10,000 dts/d of transportation capacity on Columbia. The marketers manage their respective capacity and each provides SJG with up to 10,000 dts/d of firm deliverability everyday through either March 31 or October 31, 2017, depending on the particular agreement. The marketers will seek to optimize the capacity released to them under these AMA's and pay SJG an asset management fee.

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

As part of its gas purchasing strategy, SJG uses financial contracts to hedge against forward price risk. These contracts are recoverable through SJG’s Basic Gas Supply Service Clause (BGSS), subject to the New Jersey Board of Public Utilities (BPU) approval.

Supplemental Gas Supplies

During 2016, SJG entered into a Liquefied Natural Gas (LNG) purchase agreement with a third party LNG supplier. This LNG was made available as a supply source to replenish SJG's LNG inventory at its storage facility, located in McKee City, NJ.

SJG operates peaking facilities which liquefies, stores and vaporizes LNG for injection into its distribution system. SJG’s LNG facility has a storage capacity equivalent to 434,300 dts of natural gas and has an installed capacity to vaporize up to 118,250 dts of LNG per day for injection into its distribution system.

Peak-Day Supply

SJG plans for a winter season peak-day demand on the basis of an average daily temperature of 2 degrees Fahrenheit (F). Gas demand on such a design day for the 2016-2017 winter season is estimated to be 512,891 dts (excluding industrial customers). SJG projects that it has adequate supplies and interstate pipeline entitlements to meet its design day requirements. SJG experienced its highest peak-day demand for calendar year 2016 of 473,178 dts (including industrial customers) on February 13, while experiencing an average temperature of 20.6 degrees F that day.

Natural Gas Prices

SJG’s average cost of natural gas purchased and delivered in 2016, 2015, and 2014, including demand charges, was $3.40 per dt, $4.71 per dt, and $6.56 per dt, respectively.

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

Employees

SJG had a total of 504 employees as of December 31, 2016. Of that total, 310 employees are unionized. There are 36 unionized employees represented by the International Brotherhood of Electrical Workers (IBEW) that operate under a collective bargaining agreement that runs through February 2018. The remaining unionized employees are represented by the International Association of Machinists and Aerospace Workers (IAM). Employees represented by the IAM operate under a collective bargaining agreement that runs through August 2017.

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

•
Increasing interest rates would negatively impact the net income of SJG. SJG is capital intensive, resulting in the incurrence of significant amounts of debt financing. SJG has issued all but $200.0 million of long-term debt either at fixed rates or has utilized interest rate swaps to mitigate changes in floating rates. However, new issues of long-term debt and all variable rate short-term debt are exposed to the impact of rising interest rates.

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

•
Our business could be harmed by cybersecurity threats and related disruptions. We rely extensively on information technology systems to process transactions, transmit and store information and manage our business. Disruption or failure of our information technology systems could shut down our facilities or otherwise harm our ability to safely deliver natural gas to our customers, serve our customers effectively, manage our assets, or otherwise materially disrupt our business. Cyber threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. SJG has experienced such attacks in the past; however, based on information currently available to SJG, none have had a material impact on our business, financial condition, results of operations or cash flows. In response, we have invested in expanded cybersecurity systems and procedures designed to safeguard the continuous and uninterrupted performance of our information technology systems and protect against unauthorized access. However, all information technology systems are potentially vulnerable to security threats, including hacking, viruses, other malicious software, and other unlawful attempts to disrupt or gain access to such systems. There is no guarantee that our cybersecurity systems and procedures will prevent or detect the unauthorized access by experienced computer programmers, hackers or others. An attack on or failure of our information technology systems could result in the unauthorized disclosure, theft, misuse or destruction of customer or employee data or business or confidential information, or disrupt the performance of our information technology systems. These events could expose us to potential liability, litigation, governmental inquiries, investigations or regulatory actions, harm our brand and reputation, diminish customer confidence, disrupt operations, and subject us to payment of fines or other penalties, legal claims by our clients and significant remediation costs.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal property of SJG consists of its gas transmission and distribution systems that include mains, service connections and meters. The transmission facilities carry the gas from the connections with Transco and Columbia to SJG’s distribution systems for delivery to customers. As of December 31, 2016, there were approximately 146.2 miles of mains in the transmission systems and 6,605 miles of mains in the distribution systems.

SJG owns 154 acres of land in Folsom, New Jersey, which is the site of its corporate headquarters. Approximately 140 acres of this property are deed restricted. SJG also has office and service buildings at six other locations in its territory. There is a liquefied natural gas storage, liquefaction and vaporization facility at one of these locations.

As of December 31, 2016, SJG’s utility plant had a gross book value of $2.4 billion and a net book value, after accumulated depreciation, of $2.0 billion. In 2016, $225.3 million was spent on additions to utility plant and there were retirements of property having an aggregate gross carrying value of $16.7 million.

Virtually all of SJG’s transmission pipeline, distribution mains and service connections are under streets or highways or on the property of others. The transmission and distribution systems are maintained under franchises or permits or rights-of-way, many of which are perpetual. SJG’s properties (other than property specifically excluded) are subject to a lien of mortgage under which its first mortgage bonds are outstanding. We believe these properties are generally well maintained and in good operating condition.

Item 3. Legal Proceedings

SJG is subject to claims which arise in the ordinary course of business and other legal proceedings. SJG accrues liabilities related to these claims when it can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. SJG is currently involved in a pricing dispute related to a long-term gas supply contract whereby SJG has sued the supplier to recover amounts that were improperly invoiced. Subsequently, the supplier counter-sued SJG claiming it is owed an additional $14.9 million, plus interest, through December 31, 2016 under the same contract. We believe any monies received or paid associated with the SJG claims would reflect gas costs that would be recovered from SJG's customers through adjusted rates. The Company has accrued approximately $0.6 million and $0.8 million related to all claims in the aggregate, as of December 31, 2016 and 2015, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on our financial position, results of operations or liquidity.

Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for the Registrant’s Common Equity
Related Stockholder Matters, and Issuer Purchases of Equity Securities

All of the outstanding common stock of SJG (its only class of equity securities) is owned by its parent company, South Jersey Industries, Inc. The common stock is not traded on any stock exchange.

SJG is restricted under its First Mortgage Indenture, as supplemented, as to the amount of cash dividends or other distributions that may be paid on its common stock. As of December 31, 2016, these restrictions did not affect the amount that may be distributed from SJG’s retained earnings. No dividends were declared or paid on SJG's common stock in 2016. SJG declared and paid dividends totaling $40.8 on its common stock in 2015.

Item 6. Selected Financial Data

The following financial data has been obtained from SJG’s audited financial statements (In thousands, except for Ratio Data and Customers):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Operating Revenues	$461,055	$534,290	$501,875	$446,480	$421,874

Operating Income	$122,455	$119,585	$113,690	$105,822	$101,762

Net Income	$69,045	$66,578	$66,483	$62,236	$58,241

Average Shares of Common Stock Outstanding	2,339	2,339	2,339	2,339	2,339

Ratio of Earnings to Fixed Charges (1)	5.5x	5.4x	5.4x	5.3x	5.5x

	As of December 31,
	2016	2015	2014	2013	2012
Property, Plant and Equipment, Net	$1,952,912	$1,770,766	$1,589,369	$1,424,775	$1,285,591

Total Assets	$2,551,923	$2,288,204	$2,185,672	$1,909,126	$1,786,459

Capitalization:
Common Equity	$839,900	$707,927	$680,568	$610,969	$521,395
Long-Term Debt	423,177	584,082	507,091	454,000	425,000
Total Capitalization	$1,263,077	$1,292,009	$1,187,659	$1,064,969	$946,395

Total Customers	377,625	373,100	366,854	362,256	357,306

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

Our service territory covers approximately 2,500 square miles in the southern part of New Jersey. It includes 115 municipalities throughout Atlantic, Cape May, Cumberland and Salem Counties and portions of Burlington, Camden and Gloucester Counties, with an estimated permanent population of 1.2 million. We benefit from our proximity to Philadelphia, PA and Wilmington, DE on the western side of our service territory and the popular shore communities on the eastern side. Continuing expansion of our infrastructure throughout our seven county region has fueled annual customer growth and creates opportunities for future extension into areas not yet served by natural gas.

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

As of December 31, 2016, we served 377,625 residential, commercial and industrial customers in southern New Jersey, compared with 373,100 customers at December 31, 2015. No material part of our business is dependent upon a single customer or a few customers. Gas sales, transportation and capacity release for 2016 amounted to 148.4 MMdts (million dekatherms), of which 56.8 MMdts were firm sales and transportation, 1.2 MMdts were interruptible sales and transportation and 90.4 MMdts were off-system sales and capacity release. The breakdown of firm sales and transportation includes 42.5% residential, 20.9% commercial, 21.0% industrial, and 15.6% cogeneration and electric generation. At year-end 2016, we served 352,427 residential customers, 24,767 commercial customers and 431 industrial customers.  This includes net additions of 4,334 residential customers and 191 commercial and industrial customers.

We make wholesale gas sales to gas marketers for resale and ultimate delivery to end users. These “off-system” sales are made possible through the issuance of the Federal Energy Regulatory Commission (FERC) Orders No. 547 and 636. Order No. 547 issued a blanket certificate of public convenience and necessity authorizing all parties, which are not interstate pipelines, to make FERC jurisdictional gas sales for resale at negotiated rates, while Order No. 636 allowed us to deliver gas at delivery points on the interstate pipeline system other than our own city gate stations and release excess pipeline capacity to third parties. During 2016, off-system sales amounted to 16.5 MMdts and capacity release amounted to 73.9 MMdts.

Supplies of natural gas available to us that are in excess of the quantity required by those customers who use gas as their sole source of fuel (firm customers) make possible the sale and transportation of gas on an interruptible basis to commercial and industrial customers whose equipment is capable of using natural gas or other fuels, such as fuel oil and propane. The term “interruptible” is used in the sense that deliveries of natural gas may be terminated by us at any time if this action is necessary to meet the needs of higher priority customers as described in our tariffs. In 2016, usage by interruptible customers, excluding off-system customers, amounted to 1.2 MMdts, approximately 1.0% of the total throughput.

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

Customer Growth - Southern New Jersey, our primary area of operations, has not been immune to the issues impacting the new housing market nationally. Residential new construction activity remains steady, supported by growth in higher density and multi-family units. Net customers for SJG grew 1.2% for 2016 as we continue our focus on customer conversions. In 2016, the 4,631 consumers converting their homes and businesses from other heating fuels, such as electric, propane or oil, represented approximately 65% of the total new customer acquisitions for the year. In comparison, conversions over the past five years averaged 5,317 annually. Customers in our service territory typically base their decisions to convert on comparisons of fuel costs, environmental considerations and efficiencies. While oil and propane prices have become more competitive with natural gas in the past two years, affecting the number of conversions, SJG began a comprehensive partnership with the State’s Office of Clean Energy to educate consumers on energy efficiency and to promote the rebates and incentives available to natural gas users.

Regulatory Environment - We are primarily regulated by the New Jersey Board of Public Utilities (BPU). The BPU sets the rates that we charge our rate-regulated customers for services provided and establishes the terms of service under which we operate. We expect the BPU to continue to set rates and establish terms of service that will enable us to obtain a fair and reasonable return on capital invested. The BPU approved a Conservation Incentive Program (CIP) effective October 1, 2006, discussed in greater detail under “Results of Operations,” that protects our net income from severe fluctuations in gas used by our residential, commercial, and small industrial customers. In addition, in February 2013, the BPU issued an Order approving the Accelerated Infrastructure Replacement Program (AIRP), a $141.2 million program to replace cast iron and unprotected bare steel mains and services over a four-year period, with annual investments of approximately $35.3 million. As of December 1, 2016 all AIRP investments are reflected in base rates. Additionally, the BPU issued an Order approving an extension of the AIRP for a 5-year period (“AIRP II”), commencing October 1, 2016, with authorized investments of up to $302.5 million to continue replacing cast iron and unprotected bare steel mains and associated services. SJG earns a return on AIRP II investments until they are included in rate base through annual rate adjustments. The BPU also issued an Order in August 2014 approving the Storm Hardening and Reliability Program (SHARP), a $103.5 million program to replace low-pressure distribution mains and services with high-pressure mains and services on the barrier islands over a three-year period, with annual investments of approximately $34.5 million. The BPU approved an increase in annual revenues from base rates of $3.9 million to reflect the roll-in of $33.7 million of SHARP investments made from July 2015 through June 2016, effective October 1, 2016. SJG earns a return on SHARP investments until they are included in rate base through annual rate adjustments.

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

Balance Sheet Strength - Our goal is to maintain a strong balance sheet with an average annual equity-to-capitalization ratio of 46% to 50%. Our equity-to-capitalization ratio, inclusive of short-term debt, was 53% and 49% at the end of 2016 and 2015, respectively. A strong balance sheet assists us in maintaining the financial flexibility necessary to address volatile economic and commodity markets while maintaining a low-risk platform.

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

As discussed in Notes 13 and 14 of the financial statements, energy-related derivative instruments are traded in both exchange-based and non-exchange-based markets. Exchange-based contracts are valued using unadjusted quoted market sources in active markets and are categorized in Level 1 in the fair value hierarchy established by FASB ASC Topic 820 – “Fair Value Measurements and Disclosures.” Certain non-exchange-based contracts are valued using indicative price quotations available through brokers or over-the-counter, on-line exchanges and are categorized in Level 2. These price quotations reflect the average of the bid-ask mid-point prices and are obtained from sources that management believes provide the most liquid market. Management reviews and corroborates the price quotations with at least one additional source to ensure the prices are observable market information, which includes consideration of actual transaction volumes, market delivery points, bid-ask spreads and contract duration. Derivative instruments that are used to limit our exposure to changes in interest rates on variable-rate, long-term debt are valued using quoted prices on commonly quoted intervals, which are interpolated for periods different than the quoted intervals, as inputs to a market valuation model. Market inputs can generally be verified and model selection does not involve significant management judgment, as a result, these instruments are categorized in Level 2 in the fair value hierarchy.  For non-exchange-based derivatives that trade in less liquid markets with limited pricing information, model inputs generally would include both observable and unobservable inputs.  In instances where observable data is unavailable, management considers the assumptions that market participants would use in valuing the asset or liability.  This includes assumptions about market risks such as liquidity, volatility and contract duration.  Such instruments are categorized in Level 3 in the fair value hierarchy as the model inputs generally are not observable. Counterparty credit risk, and the credit risk of SJG, is incorporated and considered in the valuation of all derivative instruments as appropriate. The effect of counterparty credit risk and the credit risk of SJG on the derivative valuations is not significant.

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

During 2015, several factors resulted in lowering the Company’s expected cost of providing pension and other postretirement healthcare costs in 2016. These include increasing discount rates and updated mortality tables released by the Society of Actuaries in late 2015. Further, the Company changed the structure of its postretirement healthcare plan for retirees to provide them with a fixed contribution to a health reimbursement account and allowing them to obtain coverage from healthcare exchanges, rather than utilizing the Company-provided healthcare plan. These positive factors are partially offset by lower than expected returns on plan assets due to poor performance in the equity markets in 2015.

During 2016, the Company's expected cost of providing pension and other postretirement healthcare in 2017 increased primarily due to decreasing discount rates resulting from lower market interest rates at the end of 2016. As a result, the Company is estimating a $0.7 million net increase in the cost of providing these benefits in 2017.

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

Rates and Regulation - As a public utility, we are subject to regulation by BPU. Additionally, the Natural Gas Policy Act, which was enacted in November 1978, contains provisions for Federal regulation of certain aspects of our business. We are affected by Federal regulation with respect to transportation and pricing policies applicable to pipeline capacity from Transcontinental Gas Pipe Line Company, LLC (our major supplier), Columbia Gas Transmission, LLC and Dominion Transmission, Inc., since such services are provided under rates and terms established under the jurisdiction of the FERC. Our retail sales are made under rate schedules within a tariff filed with, and subject to the jurisdiction of, the BPU. These rate schedules provide primarily for either block rates or demand/commodity rate structures. Our primary rate mechanisms include base rates, the BGSS, Accelerated Infrastructure Programs (AIRP and SHARP), Energy Efficiency Tracker and the CIP.

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

The effects of the CIP on our net income for the last three years and the associated weather comparisons were as follows ($’s in millions):

	2016	2015	2014
Net Income Impact:
CIP – Weather Related	5.9	0.9	(4.7)
CIP – Usage Related	4.0	(1.9)	2.0
Total Net Income Impact	$9.9	$(1.0)	$(2.7)

Weather Compared to 20-Year Average	8.1% warmer	3.1% warmer	7.5% colder
Weather Compared to Prior Year	2.5% warmer	9.6% warmer	4.6% colder

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

Customer Choice Legislation - All residential natural gas customers in New Jersey can choose their natural gas commodity supplier under the terms of the “Electric Discount and Energy Competition Act of 1999.” This bill created the framework and necessary time schedules for the restructuring of the state’s electric and natural gas utilities. The Act established unbundling, where redesigned utility rate structures allow natural gas and electric consumers to choose their energy supplier. It also established time frames for instituting competitive services for customer account functions and for determining whether basic gas supply services should become competitive. Customers purchasing natural gas from a provider other than the local utility (marketer) are charged for the gas costs by the marketer and charged for the transportation costs by the utility. The number of customers purchasing their natural gas from marketers averaged 34,130, 36,191 and 41,837 during 2016, 2015 and 2014, respectively.

RESULTS OF OPERATIONS

The following table summarizes the composition of selected gas utility data for the three years ended December 31 (in thousands, except for customer and degree day data):

	2016		2015		2014
Utility Throughput – dth:
Firm Sales -
Residential	22,126	15%	23,852	17%	24,508	18%
Commercial	4,956	3%	5,980	4%	5,530	4%
Industrial	310	—	338	—	283	—
Cogeneration and electric generation	1,485	1%	1,449	1%	1,035	1%
Firm Transportation -
Residential	1,975	1%	2,427	2%	3,291	2%
Commercial	6,892	5%	6,783	5%	7,103	5%
Industrial	11,612	8%	11,780	9%	13,168	10%
Cogeneration and electric generation	7,451	5%	5,870	4%	10,307	7%
Total Firm Throughput	56,807	38%	58,479	42%	65,225	47%
Interruptible Sales	2	—	20	—	—	—
Interruptible Transportation	1,149	1%	1,338	1%	1,401	1%
Off-System	16,526	11%	14,603	11%	9,411	7%
Capacity Release	73,913	50%	62,349	46%	62,193	45%
Total Utility Throughput	148,397	100%	136,789	100%	138,230	100%
Utility Operating Revenues:
Firm Sales-
Residential	$259,881	56%	$317,491	59%	$279,797	56%
Commercial	55,795	12%	69,845	13%	63,584	13%
Industrial	3,126	1%	4,083	1%	4,070	1%
Cogeneration and electric generation	5,257	1%	5,666	1%	6,037	1%
Firm Transportation -
Residential	14,989	3%	16,594	3%	20,648	4%
Commercial	32,423	7%	30,602	6%	30,850	6%
Industrial	19,594	4%	22,106	4%	25,737	5%
Cogeneration and electric generation	4,472	1%	4,920	1%	9,531	2%
Total Firm Revenues	395,537	85%	471,307	88%	440,254	88%
Interruptible Sales	18	—	300	—	15	—
Interruptible Transportation	928	—	1,373	—	1,694	—
Off-System	51,661	11%	49,624	9%	52,809	11%
Capacity Release	11,778	3%	10,296	2%	5,835	1%
Other	1,133	1%	1,390	1%	1,268	—
Total Utility Operating Revenues	461,055	100%	534,290	100%	501,875	100%
Less:
Cost of sales	174,390		245,290		231,216
Conservation recoveries *	9,202		21,226		24,836
RAC recoveries *	9,326		9,134		8,255
EET Recoveries *	2,718		3,611		4,169
Revenue taxes	1,109		1,250		1,141
Utility Margin **	$264,310		$253,779		$232,258

Utility Margin:
Residential	$162,820	62%	$169,455	67%	$159,780	69%
Commercial and industrial	69,396	26%	72,149	28%	65,492	29%
Cogeneration and electric generation	4,898	2%	4,738	2%	5,343	2%
Interruptible	79	—	120	—	81	—
Off-system & capacity release	4,731	2%	4,270	2%	3,023	1%
Other revenues	2,213	1%	2,582	1%	2,131	1%
Margin before incentive mechanisms	244,137	93%	253,314	100%	235,850	102%
CIP mechanism	16,615	6%	(1,798)	(1)%	(4,529)	(2)%
EET mechanism	3,558	1%	2,263	1%	937	—
Utility Margin **	$264,310	100%	$253,779	100%	$232,258	100%
Number of Customers at Year End:
Residential	352,427	93%	348,093	93%	342,155	93%
Commercial	24,767	7%	24,565	7%	24,253	7%
Industrial	431	—	442	—	446	—
Total Customers	377,625	100%	373,100	100%	366,854	100%
Annual Degree-Days***	4,292		4,402		4,872

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

Throughput - Total gas throughput increased 11.6 million decatherms (MMdts), or 8.5%, from 2015 to 2016, primarily due to increases in capacity release. The increase in capacity release volume is primarily related to specific releases made of Columbia pipeline capacity that did not occur in 2015. An increase in third-party supplier deliveries on the Columbia pipeline to SJG’s system freed up capacity at SJG and allowed for additional capacity release of 11.6 MMdts during 2016 compared to 2015. Off-System Sales (OSS) volume also increased 1.9 MMdts, or 13.2%, during 2016 compared to 2015, primarily due to increased opportunity to supply natural gas to gas-fired power generation facilities during the summer months of 2016. These increases were partially offset by a 1.7 MMdts, or 2.9%, decrease in firm throughput primarily due to weather that was 3% warmer than the previous year.

Total gas throughput decreased 1.5 MMdts, or 1.0%, from 2014 to 2015 due to lower throughput in the firm markets. Residential firm sales and transportation throughput decreased by 1.4 MMdts as a result of weather that was 9.6% warmer than prior year, however, the largest decline in firm throughput was experienced in cogeneration transportation, as reflected under “Firm Transportation - Cogeneration and electric generation” in the Throughput table above. Supply disruptions at a cogeneration facility in our territory during 2014 created opportunity for SJG. That customer was being supplied directly by an interstate pipeline. However, with the disruption, SJG had transported a significant volume of commodity to this cogeneration facility to meet its needs in 2014. That disruption has since been remedied, resulting in lower firm transportation throughput in 2015. Partially offsetting these decreases was a 5.2 MMdts increase in OSS throughput from 2014 to 2015. This was primarily due to warmer than normal weather, which created less demand in the Company’s service territory and more supply available for OSS.

Operating Revenues – Revenues decreased $73.2 million, or 13.7%, during 2016 compared with 2015. Total firm revenue was $75.8 million, or 16.1%, lower in 2016 compared to the prior year due to several factors. Firm throughput was lower during 2016, compared to the prior year, as discussed above under “Throughput.” The impact of this reduction in throughput lowered SJG’s recovery of natural gas costs through the BGSS mechanism by $38.3 million. In addition, SJG reduced its BGSS rate effective October 1, 2015 and 2016 by 18.6% and 32.9%, respectively, further reducing revenue by $34.7 million during 2016. Finally, SJG provided a $20.0 million and $10.0 million BGSS bill credit to its residential and small commercial customers in January 2016 and December 2016, respectively, of which $28.0 million reduced revenue for 2016, after consideration for sales tax. While changes in natural gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, fluctuations in Operating Revenue and Cost of Sales, such as those discussed above, did not have an impact on SJG’s profitability. The addition of 4,525 customers in 2016 partially offset the decreases mentioned above. While warmer weather decreased firm sales volume and revenue, the revenue decrease has little impact on SJG profitability under the operation of the CIP, as discussed below under the caption "Margin (pre-tax)."

Higher OSS volumes, discussed above under "Throughput," resulted in a $2.0 million, or 4.1%, increase in OSS revenues during 2016, compared with 2015. The impact of changes in OSS activity does not have a material impact on the earnings of SJG, as SJG is required to return 85% of the profits of such activity to its ratepayers. Earnings from OSS can be seen in the "Margin" table above.

Revenues increased $32.4 million, or 6.5%, during 2015 compared with 2014, due to higher firm revenue. Total firm revenue increased $31.1 million, or 7.1%, in 2015 as a result of the settlement of SJG’s base rate case and a 22.1% increase in SJG’s periodic BGSS rate, both effective October 1, 2014, as discussed in Note 3 and 4 to the financial statements. SJG subsequently decreased its periodic BGSS rate by 18.6% effective October 1, 2015; however, the impact of the higher rate in effect for the majority of the year increased revenue by approximately $25.4 in 2015, compared with 2014. While changes in gas costs and BGSS recoveries/refunds fluctuate from period to period, SJG does not profit from the sale of the commodity. Therefore, corresponding fluctuations in Operating Revenue or Cost of Sales have no impact on Company profitability, as further discussed below under the caption "Margin (pre-tax)". In addition, the settlement of SJG’s base rate case added $15.5 million of incremental revenue to 2015, compared with 2014. The addition of 6,246 additional customers in 2015 also contributed to higher firm revenue; however, the impact of 9.6% warmer weather more than offset the impact of customer growth during the year. While warmer weather decreased firm sales volume and revenue, the revenue decrease has little impact on Company profitability under the operation of the CIP, as discussed below under the caption "Margin (pre-tax)."

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

Total margin increased $10.5 million, or 4.1%, from 2015. The rolling into base rates of SHARP investments of approximately $36.6 million on October 1, 2015 contributed approximately $3.5 million of additional margin in 2016. In addition, the rolling into base rates of AIRP investments of $74.5 million on December 1, 2016 contributed approximately $1.5 million of additional margin in 2016. Net customer additions of 4,525 over the twelve-month period ended December 31, 2016, representing 1.2% growth over the prior year, contributed approximately $4.0 million in additional margin.

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

The CIP tracking mechanism adjusts earnings when actual usage per customer experienced during the period varies from an established baseline usage per customer. As reflected in the margin table and the CIP table above, the CIP mechanism protected $16.6 million, or $9.9 million after taxes, during 2016, due to weather that was 8.1% warmer than average and customer usage variations.

The CIP mechanism reduced margin by $1.8 million, or $1.0 million after taxes, during 2015, primarily due to customer usage variations. The CIP mechanism reduced margin by $4.5 million, or $2.7 million after taxes, during 2014, primarily due to weather that was colder than normal.

Operating Expenses - A summary of changes in other operating expenses (in thousands):

	2016 vs. 2015	2015 vs. 2014
Operations	$(12,227)	$5,408
Maintenance	$1,366	$2,726
Depreciation	$6,067	$4,041
Energy and Other Taxes	$(411)	$271

Operations – Operations expense decreased $12.2 million during 2016, as compared with 2015. The decrease is primarily comprised of the following:

•
Lower expenses associated with the New Jersey Clean Energy Program and Energy Efficiency Programs, which experienced net decreases of $12.9 million in 2016, compared with 2015. Such costs are recovered on a dollar-for-dollar basis; therefore, SJG experiences an offsetting decrease in revenue during 2016. This was due to a reduction in the approved level of recovery of such costs, as well as lower recoveries resulting from warmer weather as previously discussed under “Throughput.”

•
SJG also saw expenses associated with write-offs of uncollectible customer accounts receivable decrease $7.2 million in 2016, compared with 2015. The decrease in write-offs resulted from fewer customer accounts being eligible to be written off in 2016 as a result of an improvement in the aging of receivables.

•
The decreases noted above were partially offset by higher expenses in various areas, primarily those associated with corporate support, governance and compliance costs, primarily associated with our parent, SJI, which increased $4.8 million in 2016, compared with 2015.

•
In addition, expenses associated with the operation of the Company's management systems increased $1.8 million in 2016, compared with 2015, primarily due to incremental costs associated with new systems.

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

Maintenance – Maintenance expense increased $1.4 million during 2016, compared with 2015, primarily due to increased field activity related to the maintenance of services.

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

Depreciation - Depreciation expense increased $6.1 million and $4.0 million in 2016 and 2015, respectively, due mainly to our continuing investment in utility plant. SJG’s investment in utility plant during 2016, 2015, and 2014 was $225.3 million, $207.8 million and $200.0 million, respectively. The increased spending in recent years was a direct result of New Jersey's stimulus and infrastructure improvement efforts, which included the approval of SJG’s AIRP and SHARP, as discussed under “Rates and Regulation,” in addition to significant investment in new technology systems, as previously discussed under Operations Expense.

Energy and Other Taxes – Energy and Other Taxes decreased $0.4 million during 2016, compared with 2015, primarily due to lower revenue-based taxes, which decreased as a result of lower revenue during 2016, as previously discussed under “Operating Revenues” above. Changes in Energy and Other Taxes in 2015, compared with 2014, were not significant.

Other Income and Expense - Changes in Other income and expense during 2016, compared with 2015, were not significant. Other income and expense was $1.7 million lower in 2015, compared to 2014, primarily due to poor financial market performance during the latter part of the year. In 2015, SJG realized a loss of $0.3 million on its available-for-sale securities, compared to a realized gain of $0.9 million in 2014. Also adding to Other Income in 2014 was a higher allowance for equity funds used during construction as the Company made significant investment in new technology systems. As those investments in systems grew from 2013 to 2014, so did the resulting income. However, once placed in service in the latter part of 2014, such income ceased.

Interest Charges – Interest charges decreased $2.0 million in 2016, compared with 2015, primarily due to higher capitalization of interest costs on construction during 2016. This was a result of accumulating capital investments under the AIRP. AIRP investments are approved by the BPU to accrue interest on construction until such time they are rolled into base rates. This is partially offset by interest on $61.0 million of long-term debt issued in January 2016 (see Note 7 to the financial statements).

Interest charges increased $2.0 million in 2015 , as a result of rolling in investments of SJG’s accelerated investment programs into rates. Capital investments under the AIRP and Capital Investment Recovery Tracker (CIRT) programs were rolled into base rates effective October 1, 2014 and 2013, respectively. Such program spend was permitted by the BPU to accrue interest on construction, which reduces interest expense, until such time they were rolled into base rates. The Company also placed two major technology systems into service during the fourth quarter of 2014, thereby lowering the capitalization of interest on construction from 2014 to 2015.

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

Cash Flows from Operating Activities - Cash generated from operating activities constitutes our primary source of liquidity and varies from year-to-year due to the impact of weather on customer demand and related gas purchases, customer usage factors related to conservation efforts and the price of the natural gas commodity, inventory utilization and recoveries provided through our various rate mechanisms. Net cash provided by operating activities was $142.2 million in 2016, $164.6 million in 2015 and $103.5 million in 2014.

Net cash provided by operating activities decreased in 2016 as compared with 2015, primarily due to lower collections under regulatory clauses due to warmer weather experienced throughout 2016, as well as higher costs associated with environmental remediation projects. These impacts were partially offset by SJG not making a pension payment in 2016 as compared with 2015. In 2015, SJG made a $12.0 million pension contribution as a result of a decline in the discount rate and new mortality tables released at the end of 2014, both of which negatively impacted the funding status of the pension plans. The Company strives to keep its pension plans fully funded. When factors such as lesser than expected asset performance and/or declining discount rates negatively impact the funding status of the plans, the Company increases its contributions to offset that funding shortfall.

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

Cash Flows from Investing Activities - We have a continuing need for cash resources for capital purchases, primarily to invest in new and replacement facilities and equipment. Cash used for capital expenditures was $225.3 million, $207.8 million and $200.0 million in 2016, 2015 and 2014, respectively, primarily due to infrastructure improvements that continue to support SJG’s growth. The increased capital expenditures during the past three years were the direct result of the Company’s AIRP and SHARP programs; the AIRP program began in 2009 and the SHARP program began in 2014. See additional details under “Rates and Regulation.”

For capital expenditures, including those under the AIRP and SHARP, SJG expects to use short-term borrowings under both our commercial paper program and lines of credit from commercial banks to finance capital expenditures as incurred.  From time to time, the Company may refinance the short-term debt incurred to support capital expenditures with long-term debt.

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

In January 2016, SJG issued $61.0 million of long-term debt on its $200.0 million multiple-draw term facility offered by a syndicate of banks. This facility bore interest at a floating rate based on LIBOR plus a spread determined by SJG's credit ratings. The total outstanding amount under this facility as of December 31, 2016 was $200.0 million, which was classified in current portion of long-term debt on the balance sheets as it was due within one year. In January 2017, SJG issued $200.0 million aggregate principal amount of Medium Term Notes (MTN's), Series E, 2017, due January 2047, with principal repayments beginning in 2025. The MTN's bear interest at an annual rate of 3.0% payable semiannually. Proceeds were used to pay down the $200.0 million multiple-draw term facility which was set to expire in June 2017 (see Note 17 to the financial statements).

In July 2016, SJG retired $17.0 million of 4.60% MTN's at maturity.

In August 2016, SJG retired $10.0 million of 5.437% MTN's at maturity.

SJG makes payments of $0.9 million annually through December 2025 toward the principal amount of 3.63% MTN's, including a payment made in 2016. As such, $0.9 million of the total outstanding amount on this debt is classified in current portion of long-term debt on the balance sheets as it is due within one year (see Note 7 to the financial statements).

In January 2017, SJG entered into an unsecured, $200.0 million term loan credit agreement ("Credit Agreement"), which is syndicated among seven banks. Term loans under the Credit Agreement bear interest at a variable base rate or a variable LIBOR rate, at SJG's election. Under the Credit Agreement, SJG can borrow up to an aggregate of $200.0 million until July 2018, of which SJG borrowed $73.0 million on January 31, 2017. All loans under the Credit Agreement become due in January 2019.
In August 2015, SJG retired $10.0 million aggregate principal amount of 5.387% MTN's at maturity.

In September 2015, SJG redeemed early $0.1 million of the $25.0 million aggregate principal amount variable rate demand bonds that were issued in September 2008. SJG had previously spent all but $0.1 million of the debt proceeds and was permitted under the debt agreement to utilize those remaining funds to redeem the debt early. In December 2015, SJG paid $0.9 million toward the principal amount of 3.63% MTN's due December 2025.

SJI contributed an equity infusion of $65.0 million and $25.0 million in 2016 and 2014, respectively. SJI did not contribute any equity to SJG in 2015.

Credit facilities and available liquidity as of December 31, 2016 were as follows (in thousands):

	Total Facility	Usage		Available Liquidity	Expiration Date
Commercial Paper/Revolving Credit Facility	$200,000	$105,100	(A)	$94,900	May 2018

Uncommitted Bank Lines	10,000	—		10,000	August 2017

Total	$210,000	$105,100		$104,900

(A) Includes letters of credit outstanding in the amount of $0.8 million

The revolving credit facility contains one financial covenant limiting the ratio of indebtedness to total capitalization (as defined in the credit agreement) to not more than 0.65 to 1, measured at the end of each fiscal quarter. SJG was in compliance with this covenant as of December 31, 2016.

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

Average borrowings outstanding under these credit facilities during the twelve months ended December 31, 2016 and 2015 were $71.5 million million and $118.1 million, respectively. The maximum amount outstanding under these credit facilities during the twelve months ended December 31, 2016 and 2015 were $141.7 million and $162.3 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe there will continue to be sufficient credit available to meet our future liquidity needs.

In December 2015, SJG filed a petition with the BPU to issue up to $400.0 million of long-term debt securities in various forms including MTN's and unsecured debt, with maturities of more than 12 months, over the next three years. This petition was approved in March 2016.

As of December 31, our capital structure was as follows:

	2016	2015
Common Equity	53%	49%
Long-Term Debt	40%	42%
Short-Term Debt	7%	9%

Total	100%	100%

COMMITMENTS AND CONTINGENCIES:

SJG has a continuing need for cash resources and capital, primarily to invest in new and replacement facilities and equipment, working capital, and for environmental remediation costs. Cash outflows for capital expenditures for 2016 amounted to $225.3 million. Management estimates net cash outflows for construction projects for 2017, 2018 and 2019, to be approximately $249.7 million, $236.0 million and $292.7 million, respectively. Costs for remediation projects for the year of 2016 amounted to $39.7 million, net of recoveries from ratepayers. Total cash outflows for remediation projects are expected to be $38.9 million, $31.5 million and $50.5 million for 2017, 2018, and 2019, respectively, prior to recoveries from ratepayers. As discussed in Notes 3 and 12 to the financial statements, environmental remediation costs are subject to recovery from ratepayers, however, recovery from insurance carriers has been exhausted as policy limits have been reached. The recoveries from ratepayers under the RAC mechanism are expected to approximate $9.8 million, $15.6 million and $21.2 million in 2017, 2018, and 2019, respectively.

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

We have certain commitments for both pipeline capacity and gas supply for which we pay fees regardless of usage. Those commitments as of December 31, 2016, average $67.1 million annually and total $319.5 million over the contracts’ lives. Approximately 34% of the financial commitments under these contracts expire during the next five years. We expect to renew each of these contracts under renewal provisions as provided in each contract. We recover all prudently incurred fees through rates via the BGSS clause.

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

The following table summarizes our contractual cash obligations and their applicable payment due dates as of December 31, 2016 (in thousands):

Contractual Cash Obligations	Total	Up to 1 Year	Years 2 & 3	Years 4 & 5	More than 5 Years
Principal Payments on Long-Term Debt	$645,082	$215,909	$57,818	$45,818	$325,537
Interest on Long-Term Debt	180,314	21,084	34,909	29,903	94,418
Commodity Supply Purchase Obligations	356,711	88,476	105,338	37,731	125,166
Environmental Remediation Costs	153,047	45,018	81,932	6,419	19,678
Construction Obligations	144,109	144,109	—	—	—
Operating Leases	391	173	194	24	—
New Jersey Clean Energy Program	14,969	14,969	—	—	—
Other Purchase Obligations	2,876	2,876	—	—	—

Total Contractual Cash Obligations	$1,497,499	$532,614	$280,191	$119,895	$564,799

Long-Term Debt in the table above does not include unamortized debt issuance costs of $6.0 million, which were reclassified to Long-Term Debt on the balance sheets to conform to ASU 2015-03 (see Note 1 to the financial statements).

Expected asset retirement obligations and the liability for unrecognized tax benefits are not included in the table above as the total obligation cannot be calculated due to the subjective nature of these costs and timing of anticipated payments. SJG did not make a pension plan contribution in 2016. SJG made contributions to its employee pension plans totaling $8.0 million in January 2017. Future pension contributions beyond January 2017 cannot be determined at this time. SJG's regulatory obligation to contribute $3.6 million annually to our postretirement benefit plans’ trusts, as discussed in Note 11 to the financial statements, is also not included as its duration is indefinite.

Off-Balance Sheet Arrangements - We have no off-balance sheet financing arrangements.

Pending Litigation - SJG is subject to claims which arise in the ordinary course of business and other legal proceedings. SJG accrues liabilities related to these claims when we can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. SJG is currently involved in a pricing dispute related to a long-term gas supply contract whereby SJG has sued the supplier to recover amounts that were improperly invoiced. Subsequently, the supplier counter-sued SJG claiming it is owed an additional $14.9 million, plus interest, through December 31, 2016 under the same contract. We believe any monies received or paid associated with the SJG claims would reflect gas costs that would be recovered from SJG's customers through adjusted rates. The Company has accrued approximately $0.6 million and $0.8 million related to all claims in the aggregate, as of December 31, 2016 and 2015, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims to have a material effect on our financial position, results of operations or liquidity.

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

The fair value and maturity of these energy trading and hedging contracts determined using mark-to-market accounting as of December 31, 2016 is as follows (in thousands):

Assets
Source of Fair Value	Maturity < 1 Year	Maturity 1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$4,394	$373	$4,767
Prices Provided by Other External Sources (Basis)	—	—	—
Prices based on internal models or other valuable methods	1,040	—	1,040
Total	$5,434	$373	$5,807

Liabilities
	Maturity	Maturity
Source of Fair Value	< 1 Year	1 - 3 Years	Total
Prices Actively Quoted (NYMEX)	$6	$—	$6
Prices Provided by Other External Sources (Basis)	1,252	—	1,252
Prices based on internal models or other valuable methods	114	—	114
Total	$1,372	$—	$1,372

NYMEX (New York Mercantile Exchange) is the primary national commodities exchange on which natural gas is traded. Basis represents the price of a NYMEX natural gas futures contract adjusted for the difference in price for delivering the gas at another location. Contracted volumes of our NYMEX contracts are 7.9 MMdt with a weighted-average settlement price of $3.08 per dt. Contracted volumes of our Basis contracts are 1.3 MMdt with a weighted average settlement price of $1.62 per dt.

A reconciliation of our estimated net fair value of energy-related derivatives follows (in thousands):

Net Derivatives — Energy Related Liability, January 1, 2016	$(4,699)
Contracts Settled During the Twelve Months ended December 31, 2016, Net	4,412
Other Changes in Fair Value from Continuing and New Contracts, Net	4,722
Net Derivatives — Energy Related Asset, December 31, 2016	$4,435

Interest Rate Risk - Our exposure to interest rate risk relates primarily to variable-rate borrowings. Variable-rate debt outstanding at December 31, 2016, was $304.3 million and averaged $304.5 million during 2016. A hypothetical 100 basis point (1%) increase in interest rates on our average variable-rate debt outstanding would result in a $1.6 million increase in our annual interest expense, net of tax. The 100 basis point increase was chosen for illustrative purposes, as it provides a simple basis for calculating the impact of interest rate changes under a variety of interest rate scenarios. Over the past five years, the change in basis points (b.p.) of our average monthly interest rates from the beginning to end of each year was as follows: 2016 - 19 b.p. increase; 2015 - 20 b.p. increase; 2014 - 32 b.p. increase; 2013 - 14 b.p. decrease; and 2012 - 1 b.p. decrease. As of December 31, 2016, our average interest rate on variable-rate debt was 1.27%.

We issue long-term debt either at fixed rates or use interest rate derivatives to limit our exposure to changes in interest rates on variable-rate, long-term debt. As of December 31, 2016, the interest costs on all but $200.0 million of our long-term debt was either at a fixed-rate or hedged via an interest rate derivative. Consequently, interest expense on existing long-term debt is not significantly impacted by changes in market interest rates.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
South Jersey Gas Company
Folsom, New Jersey

We have audited the accompanying balance sheets of South Jersey Gas Company (the "Company") as of December 31, 2016 and 2015, and the related statements of income, comprehensive income, cash flows, and changes in common equity and comprehensive income, for each of the three years in the period ended December 31, 2016.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)2.  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of South Jersey Gas Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 27, 2017

SOUTH JERSEY GAS COMPANY
STATEMENTS OF INCOME
(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Operating Revenues	$461,055	$534,290	$501,875
Operating Expenses:
Cost of Sales (Excluding depreciation)	174,390	245,290	231,216
Operations	95,609	107,836	102,428
Maintenance	17,549	16,183	13,457
Depreciation	47,432	41,365	37,324
Energy and Other Taxes	3,620	4,031	3,760
Total Operating Expenses	338,600	414,705	388,185
Operating Income	122,455	119,585	113,690
Other Income and Expense	3,831	3,844	5,560
Interest Charges	(17,875)	(19,906)	(17,872)
Income Before Income Taxes	108,411	103,523	101,378
Income Taxes	(39,366)	(36,945)	(34,895)
Net Income	$69,045	$66,578	$66,483

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Net Income	$69,045	$66,578	$66,483

Other Comprehensive Income (Loss), Net of Tax:*

Postretirement Liability Adjustment	(2,197)	1,617	(3,165)
Unrealized Gain (Loss) on Available-for-Sale Securities	98	(23)	(472)
Unrealized Gain on Derivatives - Other	27	23	27

Other Comprehensive (Loss) Income - Net of Tax*	(2,072)	1,617	(3,610)

Comprehensive Income	$66,973	$68,195	$62,873

* Determined using a combined statutory tax rate of 40% in each of 2016, 2015 and 2014.

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net Income	$69,045	$66,578	$66,483
Provided by Operating Activities:
Depreciation and Amortization	63,901	58,668	52,155
Provision for Losses on Accounts Receivable	6,993	14,689	9,417
CIP Receivable/Payable	(24,943)	(7,324)	15,226
Deferred Gas Costs - Net of Recoveries	11,753	28,648	(44,976)
Deferred SBC Costs - Net of Recoveries	(7,102)	9,557	11,048
Environmental Remediation Costs - Net of Recoveries	(39,735)	(22,058)	(8,248)
Deferred and Noncurrent Income Taxes and Credits - Net	40,980	39,148	32,193
Gas Plant Cost of Removal	(6,070)	(5,096)	(4,848)
Pension Contribution	—	(12,020)	—
Changes in:
Accounts Receivable	(24,867)	8,597	(14,667)
Inventories	2,696	11,198	(3,820)
Prepaid and Accrued Taxes - Net	3,980	(7,129)	(6,508)
Other Prepayments and Current Assets	(448)	(9,717)	131
Gas Purchases Payable	14,879	(13,423)	(1,873)
Accounts Payable and Other Accrued Liabilities	35,982	(2,264)	11,302
Other Assets	(7,065)	4,996	(7,481)
Other Liabilities	2,183	1,576	(2,006)
Net Cash Provided by Operating Activities	142,162	164,624	103,528

Cash Flows from Investing Activities:
Capital Expenditures	(225,287)	(207,785)	(200,008)
Note Receivable	9,916	(9,916)	—
Net Sale (Purchase) of Restricted Investments in Margin Accounts	6,737	1,091	(7,281)
Net Sale of Restricted Investments from Escrowed Loan Proceeds	—	101	—
Investment in Long-Term Receivables	(10,886)	(19,033)	(13,024)
Proceeds from Long-Term Receivables	10,014	8,769	6,544
Net Cash Used in Investing Activities	(209,506)	(226,773)	(213,769)

Cash Flows from Financing Activities:
Net (Repayments of) Borrowings from Short-Term Credit Facilities	(30,100)	33,000	35,900
Proceeds from Issuance of Long-Term Debt	61,000	80,000	89,000
Principal Repayments of Long-Term Debt	(27,909)	(11,009)	(21,000)
Payments for Issuance of Long-Term Debt	(63)	(9)	(627)
Dividends on Common Stock	—	(40,764)	(18,201)
Additional Investment by Shareholder	65,000	—	25,000
Tax Deficiency from Restricted Stock Plan	—	(72)	(73)
Net Cash Provided by Financing Activities	67,928	61,146	109,999

Net Increase (Decrease) in Cash and Cash Equivalents	584	(1,003)	(242)
Cash and Cash Equivalents at Beginning of Period	775	1,778	2,020

Cash and Cash Equivalents at End of Period	$1,359	$775	$1,778

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest (Net of Amounts Capitalized)	$18,497	$19,373	$17,832
Income Taxes (Net of Refunds)	$(1)	$(1,665)	$(7,690)

Supplemental Disclosures of Noncash Investing Activities
Capital Expenditures acquired on account but not paid at year-end	$25,275	$24,857	$17,551

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
BALANCE SHEETS
(In Thousands)

	December 31, 2016	December 31, 2015
Assets
Property, Plant and Equipment:
Utility Plant, at original cost	$2,424,134	$2,211,239
Accumulated Depreciation	(471,222)	(440,473)

Property, Plant and Equipment - Net	1,952,912	1,770,766

Investments:
Available-for-Sale Securities	—	8,788
Restricted Investments	32	6,769

Total Investments	32	15,557

Current Assets:
Cash and Cash Equivalents	1,359	775
Notes Receivable	—	9,916
Accounts Receivable	69,651	64,445
Accounts Receivable - Related Parties	1,355	1,972
Unbilled Revenues	41,754	25,613
Provision for Uncollectibles	(12,570)	(9,778)
Natural Gas in Storage, average cost	11,621	14,294
Materials and Supplies, average cost	914	937
Prepaid Taxes	16,428	21,483
Derivatives - Energy Related Assets	5,434	1,077
Other Prepayments and Current Assets	13,853	13,405

Total Current Assets	149,799	144,139

Regulatory and Other Noncurrent Assets:
Regulatory Assets	410,746	323,434
Long-Term Receivables	25,758	24,950
Derivatives - Energy Related Assets	373	64
Other	12,303	2,666

Total Regulatory and Other Noncurrent Assets	449,180	351,114

Total Assets	$2,551,923	$2,281,576

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
BALANCE SHEETS
(In Thousands, except per share amounts)

	December 31, 2016	December 31, 2015
Capitalization and Liabilities
Common Equity:
Common Stock, Par Value $2.50 per share:
Authorized - 4,000,000 shares
Outstanding - 2,339,139 shares	$5,848	$5,848
Other Paid-In Capital and Premium on Common Stock	315,827	250,827
Accumulated Other Comprehensive Loss	(14,934)	(12,862)
Retained Earnings	533,159	464,114

Total Common Equity	839,900	707,927

Long-Term Debt (See Note 1)	423,177	577,454

Total Capitalization	1,263,077	1,285,381

Current Liabilities:
Notes Payable	104,300	134,400
Current Portion of Long-Term Debt	215,909	27,909
Accounts Payable - Commodity	23,815	8,936
Accounts Payable - Other	45,370	40,579
Accounts Payable - Related Parties	11,216	7,552
Derivatives - Energy Related Liabilities	1,372	5,489
Derivatives - Other Current	386	—
Customer Deposits and Credit Balances	45,816	19,531
Environmental Remediation Costs	45,018	48,323
Taxes Accrued	855	1,930
Pension Benefits	2,428	2,227
Interest Accrued	5,369	5,989
Other Current Liabilities	8,011	5,686

Total Current Liabilities	509,865	308,551

Regulatory and Other Noncurrent Liabilities:
Regulatory Liabilities	49,121	42,841
Deferred Income Taxes - Net	469,408	432,674
Environmental Remediation Costs	108,029	74,871
Asset Retirement Obligations	58,674	57,219
Pension and Other Postretirement Benefits	81,800	65,491
Derivatives - Energy Related Liabilities	—	351
Derivatives - Other	6,979	7,631
Other	4,970	6,566

Total Regulatory and Other Noncurrent Liabilities	778,981	687,644

Commitments and Contingencies (Note 12)

Total Capitalization and Liabilities	$2,551,923	$2,281,576

The accompanying notes are an integral part of the financial statements.

SOUTH JERSEY GAS COMPANY
STATEMENTS OF CHANGES IN COMMON EQUITY AND COMPREHENSIVE INCOME
(In Thousands)

	Common Stock	Other Paid-In Capital and Premium on Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance at January 1, 2014	$5,848	$225,972	$(10,869)	$390,018	$610,969
Net Income				66,483	66,483
Other Comprehensive Gain, Net of Tax: (a)			(3,610)		(3,610)
Cash Dividends Declared – Common Stock				(18,201)	(18,201)
Additional Investment by Shareholder		25,000			25,000
Tax Deficiency from Restricted Stock Plan		(73)			(73)

Balance at December 31, 2014	5,848	250,899	(14,479)	438,300	680,568
Net Income				66,578	66,578
Other Comprehensive Loss, Net of Tax: (a)			1,617		1,617
Cash Dividends Declared – Common Stock				(40,764)	(40,764)
Additional Investment by Shareholder					—
Tax Deficiency from Restricted Stock Plan		(72)			(72)

Balance at December 31, 2015	5,848	250,827	(12,862)	464,114	707,927
Net Income				69,045	69,045
Other Comprehensive Gain, Net of Tax: (a)			(2,072)		(2,072)
Additional Investment by Shareholder		65,000			65,000
Tax Deficiency from Restricted Stock Plan		—			—

Balance at December 31, 2016	$5,848	$315,827	$(14,934)	$533,159	$839,900

 (a)  Determined using a combined statutory tax rate of 40%.

The accompanying notes are an integral part of the financial statements.

Disclosure of Changes in Accumulated Other Comprehensive Loss Balances (a)
(In Thousands)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2014	$(10,672)	$397	$(594)	$(10,869)
Changes During Year	(3,165)	(472)	27	(3,610)
Balance at December 31, 2014	(13,837)	(75)	(567)	(14,479)
Changes During Year	1,617	(23)	23	1,617
Balance at December 31, 2015	(12,220)	(98)	(544)	(12,862)
Changes During Year	(2,197)	98	27	(2,072)
Balance at December 31, 2016	$(14,417)	$—	$(517)	$(14,934)

(a)  Determined using a combined statutory tax rate of 40%.

The accompanying notes are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Entity - South Jersey Industries, Inc. (SJI) owns all of the outstanding common stock of South Jersey Gas Company (SJG). In our opinion, the financial statements reflect all normal and recurring adjustments needed to fairly present our financial position and operating results at the dates and for the periods presented.

Certain reclassifications have been made to the prior period's balance sheets, as well as the prior period's long-term debt carrying value in Note 8, to conform to the current period presentation. The unamortized debt issuance costs previously included in "Regulatory and Other Noncurrent Assets" on the balance sheets were reclassified to "Long-Term Debt" to conform to ASU 2015-03, which is described below under "New Accounting Pronouncements." This reclassification caused the prior periods long-term debt carrying value in Note 8 to be adjusted.

Equity Investments - Marketable equity securities that are purchased as long-term investments are classified as Available-for-Sale Securities and carried at their fair value on our balance sheets. Any unrealized gains or losses are included in Accumulated Other Comprehensive Loss. An impairment loss is recorded when there is clear evidence that a decline in value is other than temporary. No impairment losses were recorded on Investments during 2016, 2015 or 2014.

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

Revenue and Throughput-Based Taxes - SJG collects certain revenue-based energy taxes from our customers. Such taxes include New Jersey State Sales Tax and Public Utilities Assessment (PUA). State sales tax is recorded as a liability when billed to customers and is not included in revenue or operating expenses. The PUA is included in both revenues and cost of sales and totaled $1.1 million, $1.2 million and $1.1 million in 2016, 2015 and 2014, respectively.

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

Utility Plant balances as of December 31, 2016 and 2015 were comprised of the following (in thousands):

	2016	2015
Utility Plant:
Production Plant	$296	$296
Storage Plant	60,661	20,872
Transmission Plant	257,169	252,934
Distribution Plant	1,871,703	1,702,148
General Plant	169,464	163,420
Other Plant	1,855	1,855
Utility Plant in Service	2,361,148	2,141,525
Construction Work in Progress	62,986	69,714
Total Utility Plant	$2,424,134	$2,211,239

The increase in Utility Plant in Service is related to the installation of the Liquefied Natural Gas (LNG) liquefier along with projects for distribution, some of which are part of the Company's Accelerated Infrastructure Replacement Program (AIRP), as discussed under Note 3.

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

ARO activity during 2016 and 2015 was as follows (in thousands):

	2016	2015
ARO as of January 1,	$57,219	$41,976
Accretion	1,908	1,658
Additions	1,098	621
Settlements	(1,551)	(1,110)
Revisions in Estimated Cash Flows *	—	14,074
ARO as of December 31,	$58,674	$57,219
* The revision in estimated cash flows in 2015 reflects an increase in the contractual cost to settle ARO. A corresponding increase was made to Regulatory Assets, thus having no impact on earnings.

Depreciation - We depreciate utility plant on a straight-line basis over the estimated remaining lives of the various property classes. These estimates are periodically reviewed and adjusted as required after BPU approval. The composite annual rate for all depreciable utility property was approximately 2.2% in each of 2016, 2015 and 2014. The actual composite rate may differ from the approved rate as the asset mix changes over time. Except for retirements outside of the normal course of business, accumulated depreciation is charged with the cost of depreciable utility property retired, less salvage.

Capitalized Interest - We capitalize interest on construction at the rate of return on rate base utilized by the BPU to set rates in our last base rate proceeding. For our accelerated infrastructure programs, we capitalize interest on construction at a rate prescribed by the programs (see Note 3). Capitalized interest is included in Utility Plant on the balance sheets. Interest Charges are presented net of capitalized interest on the statements of income. We capitalized interest of $5.3 million in 2016, $2.8 million in 2015 and $4.4 million in 2014. The increase in 2016 represents the interest on the Company's investment in Utility Plant under the BPU-approved AIRP program. Under the AIRP, qualified capital expenditures continued to accrue interest on construction until such projects were rolled into customer rates and recovery of the expenditures commenced.

Impairment of Long-Lived Assets - We review the carrying amount of long-lived assets for possible impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. For the years ended 2016, 2015 and 2014, no significant impairments were identified.

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

NEW ACCOUNTING PRONOUNCEMENTS - Other than as described below, no new accounting pronouncement issued or effective during 2016, 2015 or 2014 had, or is expected to have, a material impact on the financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU supersedes the revenue recognition requirements in FASB ASC 605, Revenue Recognition, and in most industry-specific topics. The new guidance identifies how and when entities should recognize revenue. The new rules establish a core principle requiring the recognition of revenue to depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. In connection with this new standard, the FASB has issued several amendments to ASU 2014-09, as follows:

•
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This standard improves the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis.

•
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. This standard clarifies identifying performance obligations and the licensing implementation guidance.

•
In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This standard provides additional guidance on (a) the objective of the collectibility criterion, (b) the presentation of sales tax collected from customers, (c) the measurement date of non-cash consideration received, (d) practical expedients in respect of contract modifications and completed contracts at transition, and (e) disclosure of the effects of the accounting change in the period of adoption.

•
In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to (Topic 606), Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance including the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.

The new guidance in ASU 2014-09, as well as all amendments discussed above, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Management has formed an implementation team that is currently evaluating the impact that adoption of this guidance will have on the Company's financial statement results. Based on the review of customer contracts to date, the Company is not anticipating a material impact to its statements of consolidated income, cash flows or consolidated balance sheets upon adoption. The Company expects to transition to the new guidance using the modified retrospective approach.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which changes the analysis to be performed in determining whether certain types of legal entities should be consolidated. Specifically, the standard amends the evaluation of whether (a) fees paid to a decision maker or service providers represent a variable interest, (b) a limited partnership or similar entity has the characteristics of a Variable Interest Entity ("VIE") and (c) a reporting entity is the primary beneficiary of a VIE. The standard was effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, with early adoption permitted. Adoption of this guidance did not have an impact on the Company's financial statement results.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The standard was effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Adoption of this guidance did not have an impact on the Company's results of operations; however, balance sheet presentations were modified to conform to this guidance, as described under "The Entity" above.

Also in April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). This ASU provides guidance to customers (a) in determining whether a cloud computing arrangement includes a software license, and (b) on how the arrangement should be accounted for, depending on whether or not it includes a software license. The amended guidance was effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Adoption of this guidance did not have an impact on the Company's financial statement results.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which enhances the reporting model for financial instruments and includes amendments to address aspects of recognition, measurement, presentation and disclosure. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for only certain portions of the new guidance. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The new standard requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The accounting for leases by the lessor remains relatively the same. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

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

In March 2016, the FASB issued ASU 2016-07, Investments- Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740); Intra-Entity Transfers of Assets Other Than Inventory. This standard requires recognition of the current and deferred income tax effects of an intra-entity asset transfer, other than inventory, when the transfer occurs, as opposed to current GAAP, which requires companies to defer the income tax effects of intra-entity asset transfers until the asset has been sold to an outside party. The income tax effects of intra-entity inventory transfers will continue to be deferred until the inventory is sold. ASU 2016-16 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, with early adoption permitted. The standard is required to be adopted on a modified retrospective basis with a cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This standard is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the consolidated statement of cash flows. The ASU requires that the consolidated statement of cash flows explain the change in total cash and cash equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The ASU also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the consolidated statement of cash flows and the cash and cash equivalents balance presented on the consolidated balance sheets. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard provides amended and clarifying guidance regarding whether an integrated set of assets and activities acquired is deemed the acquisition of a business (and, thus, accounted for as a business combination) or the acquisition of assets. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. The amendments in this Update are effective for annual and any interim impairment tests performed in periods beginning after December 31, 2019. Management is currently determining the impact that adoption of this guidance will have on the Company's financial statement results.

2.	STOCK-BASED COMPENSATION PLANS:

Officers and other key employees of SJG participate in the plans of SJI. Performance-based restricted shares vest over a three-year period and are subject to SJI achieving certain market and earnings-based performance targets which can cause the actual amount of shares that ultimately vest to range from 0% to 200% of the original share units granted.

Beginning in 2015, SJI grants time-based shares of restricted stock, one-third of which vest annually over a three-year period and is limited to 100% payout. Vesting of time-based grants is contingent upon SJI achieving a return on equity (ROE) of at least 7% during the initial year of the grant and meeting the service requirement. Provided that the 7% ROE requirement is met in the initial year, payment is solely contingent upon the service requirement being met in years two and three of the grant. In 2016 and 2015, SJG Officers and other key employees were granted 9,965 and 7,878 shares of time-based restricted stock, respectively.

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

Through 2014, grants containing earnings-based targets were based on SJI's earnings growth rate per share (EGR) relative to a peer group to measure performance. In 2015, earnings-based performance targets include pre-defined EGR and ROE goals to measure performance. Beginning in 2016, performance targets included pre-defined compounded earnings annual growth rate (CEGR) for SJI. As EGR-based, ROE-based, and CEGR-based grants are contingent upon performance and service conditions, SJI is required to measure and recognize stock-based compensation expense based on the fair value at the date of grant over the requisite three-year period of each award. The fair value is measured as the market price at the date of grant. The initial accruals of compensation expense are based on the estimated number of shares expected to vest, assuming the requisite service is rendered and probable outcome of the performance condition is achieved. That estimate is revised if subsequent information indicates that the actual number of shares is likely to differ from previous estimates. Compensation expense is ultimately adjusted based on the actual achievement of service and performance targets.

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

The following table summarizes the SJI nonvested restricted stock awards pertaining to SJG outstanding at December 31, 2016, and the assumptions used to estimate the fair value of the awards:

Grant Date	Shares Outstanding	Fair Value Per Share	Expected Volatility	Risk-Free Interest Rate
2015 - TSR	6,884	$26.31	16.0%	1.10%
2015 - EPS, ROE, Time	15,211	$29.47	n/a	n/a
2016 - TSR	11,472	$22.53	18.1%	1.31%
2016 - CEGR, Time	21,305	$23.52	n/a	n/a

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

The cost for restricted stock awards was $0.6 million, $0.3 million and $0.2 million in 2016, 2015 and 2014, respectively. Of these costs, approximately one half was capitalized to Utility Plant in each of those years.

As of December 31, 2016, there was $0.7 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes information regarding restricted stock award activity during 2016, excluding accrued dividend equivalents:

	Shares	Weighted Average Grant Date Fair Value
Nonvested Shares Outstanding, January 1, 2016	46,475	$26.67
Granted	33,218	$23.17
Vested*	(21,995)	$24.88
Cancelled/Forfeited**	(2,826)	$25.89
Nonvested Shares Outstanding, December 31, 2016	54,872	$25.31

* Based on performance information available at the filing of this report, management expects to award 5,593 shares associated with the 2014 grants to Officers and other key employees in 2017.
** Represents shares forfeited as a result of separation of employment prior to the satisfaction of service conditions.

Performance targets during the three-year vesting periods were not attained for the 2012 or 2013 grants that vested at December 31, 2014 and 2015, respectively. As a result, no shares were awarded in 2015 or 2016 associated with those grants. However, the initial performance hurdle for the 2015 time-based grant was met. As a result, 2,610 shares were awarded to Officers and other key employees during 2016 at a market value of $0.1 million. SJG has a policy of making cash payments to SJI to satisfy its obligations under the Plan. Cash payments to SJI during 2016, 2015 and 2014 were approximately $0.2 million, $0.2 million and $0.4 million, respectively, relating to stock awards. Additionally, a change in control could result in the nonvested shares becoming nonforfeitable or immediately payable in cash.

3.	RATES AND REGULATORY ACTIONS:

Base Rates - SJG is subject to the rules and regulations of the BPU.

In September 2014, the BPU granted SJG a base rate increase of $20.0 million, which was predicated, in part, upon a 7.10% rate of return on rate base that included a 9.75% return on common equity.  The $20.0 million includes approximately $7.5 million of revenue associated with previously approved Accelerated Infrastructure Replacement Program (AIRP) investments that were rolled into base rates. SJG was also permitted to recover certain regulatory assets and to reduce its composite depreciate rate from 2.4% to 2.1%. These changes became effective on October 1, 2014.

In January 2017, SJG filed a base rate case with the BPU to increase its base rates in order to obtain a return on new capital investments made by SJG since the settlement of its last base rate case in 2014. SJG expects the base rate case to be concluded during 2017 (see Note 17).

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

•
January 2016 - SJG provided a BGSS bill credit of approximately $20.0 million to its residential and small commercial customers. This credit was in addition to the overall rate reduction that was approved by the BPU and took effect in 2015.

•	June 2016 - SJG filed its annual BGSS filing with the BPU, requesting a $47.1 million decrease in gas cost recoveries.

•	September 2016 - The BPU issued an Order approving, on a provisional basis, SJG’s request for a $47.1 million decrease in gas cost recoveries, effective October 2016.

•
December 2016 - SJG provided a BGSS bill credit of approximately $10.0 million to its residential and small commercial customers. The credit was in addition to the overall rate reduction that was approved by the BPU and took effect in October 2016.

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

•
June 2016 - SJG filed its annual CIP filing with the BPU, requesting a $46.5 million increase in revenues, which includes a $9.9 million increase in non-weather related revenues and a $36.6 million increase in weather related revenues.

•	September 2016 - The BPU issued an Order approving, on a provisional basis, the 2016-2017 CIP rates filed in June 2016, effective October 2016.

Accelerated Infrastructure Replacement Program (AIRP) - In February 2013, the BPU issued an Order approving a $141.2 million program to replace cast iron and unprotected bare steel mains and services over a four-year period, with annual investments of approximately $35.3 million. Pursuant to the Order, AIRP investments are to be reviewed and included in rate base in future base rate proceedings.

Regulatory actions regarding AIRP were as follows:

•
September 2014 - The BPU approved SJG’s base rate case, which included a $7.5 million increase in revenues associated with the roll in of $69.9 million of AIRP investments, inclusive of $3.2 million of AFUDC, into base rates.

•
February 2016 - SJG filed a petition with the BPU for approval to continue its AIRP, which was set to expire at the end of 2016. In its petition, SJG requested to extend the AIRP for an additional seven years with program investments totaling approximately $500.0 million. In its petition, SJG also requested to increase revenues by $13.0 million to reflect in base rates all AIRP investments made from the time of SJG’s last base rate case to the end of the initial AIRP.

•
October 2016 - The BPU issued an Order approving an extension of the AIRP for a five-year period (“AIRP II”), commencing October 1, 2016, with authorized investments of up to $302.5 million to continue replacing cast iron and unprotected bare steel mains and associated services. The BPU also approved an $11.0 million increase in revenues associated with the roll in of $80.2 million of AIRP investments, inclusive of $5.7 million of AFUDC, into base rates, effective December 1, 2016.

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

Regulatory actions regarding SHARP were as follows:

•
August 2014 - The BPU approved the SHARP, authorizing SJG to invest $103.5 million over three years for system hardening on barrier islands. SJG will earn a return on these investments as they are made and will reflect the investments in base rates through annual rate adjustments.

•
April 2015 - SJG filed a petition seeking a base rate adjustment to increase annual revenues by approximately $4.0 million to reflect approximately $36.6 million of SHARP investments made from July 2014 through June 2015.

•	September 2015 - The BPU approved SJG’s request to increase annual revenues from base rates by $4.0 million, effective October 1, 2015.

•
April 2016 - SJG filed a petition seeking a base rate adjustment to increase annual revenues by approximately $4.3 million to reflect approximately $33.7 million of SHARP investments made from July 2015 through June 2016.

•
September 2016 - The BPU approved an increase in annual revenues from base rates of $3.9 million to reflect the roll-in of $33.7 million of SHARP investments made from July 2015 through June 2016, effective October 1, 2016.

Energy Efficiency Tracker (EET) - Under this program SJG was permitted to invest $17.0 million over two years in energy efficiency measures to be installed in customer homes and businesses. SJG also recovered incremental operating and maintenance expenses and earn a return of, and return on, program investments. In June 2013, the BPU authorized SJG to continue to offer Energy Efficiency Programs (EEPs) through June 2015 with an approved budget of $24.0 million. In August 2015, the BPU approved a two-year extension of SJG’s EEPs through August 31, 2017, with a program budget of $36.3 million.

Regulatory actions regarding the EET/EEP were as follows:

•
May 2014 - SJG filed its annual EET rate adjustment petition requesting a $1.4 million increase in revenues to recover the costs of, and the allowed return on, prior investments associated with energy efficiency programs.

•	September 2014 - The BPU approved a revenue increase of $2.2 million associated with the 2012-2013 annual EET rate adjustment filing, with rates effective October 1, 2014.

•
January 2015 - SJG filed a petition with the BPU seeking to continue offering energy efficiency programs through June 2018 with a proposed budget of $56 million and with the same rate recovery mechanism that exists for its current EEPs.

•
June 2015, SJG filed its annual EET rate adjustment petition, requesting a $7.6 million decrease in revenues to continue recovering the costs of, and the allowed return on, prior investments associated with EEPs.

•
August 2015, the BPU approved a two-year extension of SJG's EEPs through August 31, 2017, with a program budget of $36.3 million. The BPU’s approval permitted SJG to adjust its EET rate, effective September 1, 2015, to increase annual revenues by $2.6 million, to recover projected costs and the allowed return on the first year of its investments in the EEP extension.

•	February 2016 - The BPU approved a revenue decrease of $7.9 million associated with the two most recent annual EET rate adjustment filings, effective April 1, 2016.

•
June 2016 - SJG filed its annual EET rate adjustment petition, requesting a $0.8 million decrease in revenues to continue recovering the costs of, and the allowed return on, prior investments associated with EEPs.

•	October 2016 - The BPU approved a revenue decrease of $1.6 million associated with SJG's annual EET rate adjustment filing, effective November 10, 2016.

•
November 2016 - SJG filed a letter petition requesting an extension of its current Energy Efficiency Program (“EEP III”) through December 31, 2018, allowing SJG to spend the remainder of its existing BPU approved budget over the extended term. The BPU approved this extension in January 2017.

Societal Benefits Clause (SBC) - The SBC allows SJG to recover costs related to several BPU-mandated programs. Within the SBC are a Remediation Adjustment Clause (RAC), a New Jersey Clean Energy Program (NJCEP) and a Universal Service Fund (USF) program.

Regulatory actions regarding the SBC, with the exception of USF which requires separate regulatory filings, were as follows:

•	July 2014 - SJG made its annual 2014-2015 SBC filing requesting a $25.7 million decrease in SBC revenues. The BPU approved this filing in May 2015.

•	July 2015 - SJG made its annual 2015-2016 SBC filing, requesting a $5.0 million decrease in SBC revenues. The BPU approved this filing in April 2016.

•	July 2016 - SJG made its annual 2016-2017 SBC filing, requesting a $16.0 million increase in SBC revenues. This petition is currently pending.

Remediation Adjustment Clause (RAC) - The RAC recovers environmental remediation costs of 12 former gas manufacturing plants (see Note 12). The BPU allows SJG to recover such costs over seven-year amortization periods. The net between the amounts actually spent and amounts recovered from customers is recorded as a regulatory asset, "Environmental Remediation Cost Expended - Net." RAC activity affects revenue and cash flows but does not directly affect earnings because of the cost recovery over seven-year amortization periods. As of December 31, 2016 and 2015, SJG reflected the unamortized remediation costs of $72.0 million and $42.0 million, respectively, on the balance sheet under Regulatory Assets (See Note 4). Since implementing the RAC in 1992, SJG has recovered $112.7 million through rates.

Clean Energy Program Clause (CLEP) - A component of the SBC, The CLEP recovers costs associated with state mandated NJCEP as it relates to SJG's energy efficiency and renewable energy programs. In June 2013, the BPU approved a NJCEP funding level of $345.0 million through June 2014, of which SJG was responsible for $14.5 million. In June 2014, the BPU approved a NJCEP funding level of $345.0 million through June 2015, of which SJG was responsible for $14.5 million. In June 2015, the BPU approved a NJCEP funding level of $345.0 million through June 2016, of which SJG was responsible for $14.6 million.  In June of 2016, the BPU approved a NJCEP funding level of $345 million through June 2017, of which SJG was responsible for $14.6 million.

CLEP adjustments affect revenue and cash flows but do not directly affect earnings as related costs are deferred and recovered through rates on an on-going basis.

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

•
June 2016 - SJG made its annual USF filing, along with the State’s other electric and gas utilities, proposing to increase the statewide gas revenues by $56.0 million. This proposal was designed to increase SJG’s annual USF revenue by $1.1 million.

•
September 2016 - The BPU approved the statewide budget of $56.0 million for all the State’s gas utilities. SJG's portion of the total is approximately $5.6 million, which increased rates effective October 1, 2016, resulting in a $1.1 million increase to its USF recoveries.

Other Regulatory Matters

Unbundling - This allows all natural gas consumers to select their natural gas commodity supplier. As of December 31, 2016, 33,467 of SJG's customers were purchasing their gas commodity from someone other than us. Customers choosing to purchase natural gas from providers other than the utility are charged for the cost of gas by the marketer. The resulting decrease in SJG's revenues is offset by a corresponding decrease in gas costs. While customer choice can reduce utility revenues, it does not negatively affect SJG's net income or financial condition. The BPU continues to allow for full recovery of prudently incurred natural gas costs through the BGSS. Unbundling did not change the fact that SJG still recover cost of service, including certain deferred costs, through base rates.

Pipeline Integrity Costs - SJG is permitted to defer and recover incremental costs incurred as a result of Pipeline Integrity Management regulations, which are aimed at enhancing public safety and reliability. The regulations require that utilities use a comprehensive analysis to assess, evaluate, repair and validate the integrity of certain transmission lines in the event of a leak or failure. As part of SJG's 2014 base rate case, it was permitted to recover previously deferred pipeline integrity costs incurred from October 2010 through June 2014. In addition, SJG is authorized to defer future program costs, including related carrying costs, for recovery in our next base rate proceeding, subject to review by the BPU. As of December 31, 2016 and 2015, deferred pipeline integrity costs totaled $4.0 million and $2.7 million, respectively, and are included in other regulatory assets (see Note 4).

Filings and petitions described above are still pending, unless otherwise indicated.

4.	REGULATORY ASSETS AND LIABILITIES:

The discussion under Note 3, Rates and Regulatory Actions, is integral to the following explanations of specific regulatory assets and liabilities.

Regulatory Assets at December 31 consisted of the following items (in thousands):

	2016	2015
Environmental Remediation Costs:
Expended - Net	$71,997	$42,032
Liability for Future Expenditures	153,047	123,194
Deferred Asset Retirement Obligation Costs	43,014	42,430
Deferred Pension and Other Postretirement Benefit Costs	85,693	79,779
Deferred Gas Costs - Net	—	2,701
Conservation Incentive Program - Receivable	27,567	2,624
Deferred Interest Rate Contracts	7,365	7,631
Energy Efficiency Tracker	219	496
Pipeline Supplier Service Charges	2,122	3,776
Pipeline Integrity Cost	4,810	4,596
AFUDC - Equity Related Deferrals	12,434	11,423
Other Regulatory Assets	2,478	2,752

Total Regulatory Assets	$410,746	$323,434

Except where noted below, all regulatory assets are or will be recovered through utility rate charges, as detailed in the following discussion. We are currently permitted to recover interest on our Environmental Remediation Costs, Societal Benefit Costs Receivable, Energy Efficiency Tracker and Pipeline Integrity Costs, while the other assets are being recovered without a return on investment.

Environmental Remediation Costs - We have two regulatory assets associated with environmental costs related to the cleanup of 12 sites where we or our predecessors previously operated gas manufacturing plants. The first asset, "Environmental Remediation Cost: Expended - Net," represents what was actually spent to clean up the sites, less recoveries through the RAC and insurance carriers. These costs meet the deferral requirements of GAAP, as the BPU allows us to recover such expenditures through the RAC. The other asset, "Environmental Remediation Cost: Liability for Future Expenditures," relates to estimated future expenditures required to complete the remediation of these sites. We recorded this estimated amount as a regulatory asset with the corresponding current and noncurrent liabilities on the balance sheets under the captions "Current Liabilities" and "Regulatory and Other Noncurrent Liabilities." The BPU allows us to recover the deferred costs over seven-year periods after they are spent (See Notes 3 and 12). The increase from December 31, 2015 is a result of expenditures made during 2016 and an increase in the expected future expenditures for remediation activities, primarily due to an increase in the scope of the remediation at a site related to additional contamination being discovered.

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

Deferred Pension and Other Postretirement Benefit Costs  - The BPU authorized us to recover costs related to postretirement benefits under the accrual method of accounting consistent with  GAAP. SJG's regulatory asset represents the recognition of the underfunded positions of our pension and other postretirement benefit plans. Subsequent adjustments to this balance occur annually to reflect changes in the funded positions of these benefit plans caused by changes in actual plan experience as well as assumptions of future experience (See Note 11).

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

AFUDC Equity Related Deferrals - This regulatory asset represents the future revenue to recover the future income taxes related to the deferred tax liability for the equity component of AFUDC. Included in the balance is $1.0 million which is being recovered over a period of three years, as approved by the BPU in SJG’s 2014 rate case settlement. The remaining balance is being amortized over the life of the associated utility plant.

Other Regulatory Assets - Some of the assets included in Other Regulatory Assets are currently being recovered from ratepayers as approved by the BPU. Management believes the remaining deferred costs are probable of recovery from ratepayers through future utility rates.

Regulatory Liabilities at December 31 consisted of the following items (in thousands):

	2016	2015
Excess Plant Removal Costs	$28,226	$32,644
Deferred Revenue - Net	17,800	—
Societal Benefit Costs Payable	3,095	10,197

Total Regulatory Liabilities	$49,121	$42,841

Excess Plant Removal Costs – Represents amounts accrued in excess of actual utility plant removal costs incurred to date. As part of our September 2014 base rate increase, we are required to amortize approximately $1.1 million of this balance to depreciation expense each year.

Deferred Revenue - Net - The BGSS changed from a $2.7 million regulatory asset at December 31, 2015 to a $17.8 million regulatory liability at December 31, 2016, primarily due to the gas costs recovered from customers exceeding the actual cost of the commodity. See previous discussion under "Deferred Gas Costs - Net" above.

Societal Benefit Costs Payable - This regulatory liability primarily represents cumulative costs less recoveries under the USF and CLEP programs (see Note 3).

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

A summary of these related party transactions, excluding pass-through items, included in Operating Revenues were as follows (in thousands):

	2016	2015	2014
Operating Revenues/Affiliates:
SJRG	$6,934	$5,342	$959
Marina	386	602	1,083
Other	—	5	—
Total Operating Revenues/Affiliates	$7,320	$5,949	$2,042

Related party transactions, excluding pass-through items, included in Operating Expenses were as follows (in thousands):

	2016	2015	2014
Costs of Sales/Affiliates
(Excluding depreciation):
SJRG	$16,306	$26,090	$15,265
Derivative Losses/ (Gains) (See Note 1):
SJRG	$—	$64	$(1,582)
Operations Expense/Affiliates:
SJI	$20,296	$14,088	$14,110
Millennium	2,803	2,746	2,668
Other	(198)	(412)	(434)
Total Operations Expense/Affiliates	$22,901	$16,422	$16,344

6.	INCOME TAXES AND CREDITS:

Total income taxes applicable to operations differ from the tax that would have resulted by applying the statutory Federal income tax rate to pre-tax income for the following reasons (in thousands):

	2016	2015	2014
Tax at Statutory Rate	$37,944	$36,233	$35,482
Increase (Decrease) Resulting from:
State Income Taxes	4,096	4,584	1,935
Amortization of Investment Tax Credits	—	(149)	(211)
ESOP Dividend	(1,170)	(1,168)	(1,109)
AFUDC	(900)	(1,109)	(1,481)
Research and Development Credits	(613)	(1,400)	—
Other - Net	9	(46)	279
Total Income Tax Expense	$39,366	$36,945	$34,895

The provision for Income Taxes is comprised of the following (in thousands):

	2016	2015	2014
Current:
Federal	$—	$—	$60
State	(1,614)	(2,203)	2,642
Total Current	(1,614)	(2,203)	2,702
Deferred:
Federal	33,064	30,042	32,069
State	7,916	9,255	335
Total Deferred	40,980	39,297	32,404
Investment Tax Credits	—	(149)	(211)
Total Income Tax Expense	$39,366	$36,945	$34,895

Investment Tax Credits are deferred and amortized at the annual rate of 3%, which approximates the life of related assets.

The net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulted in the following net deferred tax liabilities at December 31 (in thousands):

	2016	2015
Deferred Tax Assets:
Net Operating Loss and Tax Credits	$102,290	$64,978
Deferred State tax	24,574	20,825
Provision for Uncollectibles	5,170	4,030
Pension & Other Post Retirement Benefits	17,264	28,464
Deferred Revenues	7,696	4,844
Other	3,573	3,985
Total Deferred Tax Assets	$160,567	$127,126

Deferred Tax Liabilities:
Book Versus Tax Basis of Property	$532,330	$480,682
Deferred Fuel Costs - Net	2,052	3,998
Environmental Remediation	33,573	20,408
Deferred Regulatory Costs	1,554	566
Deferred Pension & Other Post Retirement Benefits	34,432	42,216
Budget Billing - Customer Accounts	3,347	830
Section 461 Prepayments	1,147	1,017
Conservation Incentive Program	11,846	1,132
Other	9,694	8,951
Total Deferred Tax Liabilities	$629,975	$559,800

Deferred Tax Liability - Net	$469,408	$432,674

SJG is included in the consolidated federal income tax return filed by SJI. The actual taxes, including credits, are allocated by SJI to its subsidiaries, generally on a separate return basis except for net operating loss and credit carryforwards. As of December 31, 2016 and 2015, there were no income taxes due to or from SJI.

As of December 31, 2016 and 2015, SJG has total federal net operating loss carryforwards of $263.0 million and $179.3 million, respectively, that will expire between 2031 and 2036. SJG has a state net operating loss carryforward of $80.2 million that will expire in 2036. SJG has research and development credits of $2.7 million which will expire between 2031 and 2035. A valuation allowance is recorded when it is more likely than not that any of our deferred income tax assets will not be realized. We believe that we will generate sufficient future taxable income to realize the income tax benefits related to our deferred tax assets.

A reconciliation of unrecognized tax benefits is as follows (in thousands):

	2016	2015	2014
Balance at January 1,	$559	$552	$547
Increase as a result of tax position taken in prior years	802	7	5
Balance at December 31,	$1,361	$559	$552

The total unrecognized tax benefits reflected in the table above exclude $0.7 million, of accrued interest and penalties as of December 31, 2016, 2015 and 2014. The amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is not significant. Our policy is to record interest and penalties related to unrecognized tax benefits as interest expense and other expense, respectively. These amounts were not significant in 2016, 2015 or 2014. The majority of the increased tax benefits in 2016 is attributable to research and development credits.SJG does not anticipate any significant changes in the total unrecognized tax benefits within the next 12 months.

The unrecognized tax benefits are primarily related to an uncertainty of state income tax issues relating to the Company's nexus in certain states and tax credits. Federal income tax returns from 2013 forward and state income tax returns from 2012 forward are open and subject to examination.

7.	LONG-TERM DEBT:

A schedule of our long-term debt as of December 31, including current maturities, is as follows (in thousands):

		2016	2015
Long-Term Debt (A):
First Mortgage Bonds: (B)
5.437%	Series due 2016 (C)	—	10,000
4.60%	Series due 2016 (C)	—	17,000
4.657%	Series due 2017	15,000	15,000
7.97%	Series due 2018	10,000	10,000
7.125%	Series due 2018	20,000	20,000
5.587%	Series due 2019	10,000	10,000
3.00%	Series due 2024 (D)	50,000	50,000
3.03%	Series due 2024 (E)	35,000	35,000
3.63%	Series due 2025 (F)	8,182	9,091
4.84%	Series due 2026 (G)	15,000	15,000
4.93%	Series due 2026 (H)	45,000	45,000
4.03%	Series due 2027	45,000	45,000
4.01%	Series due 2030 (I)	50,000	50,000
4.23%	Series due 2030	30,000	30,000
3.74%	Series due 2032	35,000	35,000
5.55%	Series due 2033	32,000	32,000
6.213%	Series due 2034	10,000	10,000
5.45%	Series due 2035	10,000	10,000
Series A 2006 Tax-Exempt First Mortgage Bonds
Variable Rate, due 2036 (J)		24,900	24,900
Variable Rate Bank Term Facility, due 2017 (K)		200,000	139,000
Total Long-Term Debt Outstanding (L)		645,082	611,991
Less Current Maturities		(215,909)	(27,909)
Long-Term Debt (L)		$429,173	$584,082

(A)	Long-term debt maturities for the succeeding five years are as follows (in thousands): 2017, $215,909; 2018, $38,909; 2019, $18,909; 2020, $17,909; 2021, $27,909.

(B)
Our First Mortgage dated October 1, 1947, as supplemented, securing the First Mortgage Bonds constitutes a direct first mortgage lien on substantially all utility plant. In January 2017, the First Mortgage was amended and restated in its entirety (see Note 17).

(C)
In July 2016, SJG retired $17.0 million aggregate principal amount of 4.6% Medium Term Notes (MTN's) at maturity. In August 2016, SJG retired $10.0 million aggregate principal amount of 5.437% MTN's at maturity.

(D)	SJG has $50.0 million of 3.00% MTN's with $10.0 million due annually beginning September 2020 with the final payment due September 2024.

(E)	SJG has $35.0 million of 3.03% MTN's with $7.0 million due annually beginning November 2020 with the final payment due November 2024

(F)
SJG pays $0.9 million toward the principal amount of 3.63% MTN's annually, with the final payment to be made December 2025. As such, $0.9 million of the total outstanding amount on this debt is classified in current portion of long-term debt on the balance sheets as it is due within one year.

(G)	SJG has $15.0 million of 4.84% MTN's with $2.5 million due annually beginning March 2021 with the final payment due March 2026.

(H)	SJG has $45.0 million of 4.93% MTN's, with $7.5 million due annually beginning June 2021 with the final payment due June 2026.

(I)
SJG has $50.0 million of 4.01% MTN's with several due dates, as follows: $8.0 million each due November 2018 and 2019; $2.0 million due November 2025; $3.0 million due November 2026; $8.0 million due November 2027; and $7.0 million each due November 2028, 2029 and 2030.

(J)
These variable rate demand bonds bear interest at a floating rate that resets weekly. The interest rate as of December 31, 2016 was 0.74%. Liquidity support on these bonds is provided under a separate letter of credit facility that expires in August 2018. These bonds contain no financial covenants.

(K)
SJG had a $200.0 million multiple-draw term facility offered by a syndicate of banks which was set to expire in June 2017. This facility bore interest at a floating rate based on LIBOR plus a spread determined by SJG's credit ratings. As of December 31, 2015, SJG had borrowed an aggregate $139.0 million under this facility at an average interest rate of 1.17% and the proceeds were used to pay down short-term debt. In January 2016, SJG issued an additional $61.0 million of long-term debt at an average interest rate of 1.41% under this facility. As such, the total outstanding amount under this facility as of December 31, 2016 is $200.0 million, which is classified in current portion of long-term debt on the balance sheets as it is due within one year. In January 2017, this term facility was paid in full (see Note 17).

(L)
Total Long-Term Debt in the table above does not include unamortized debt issuance costs of $6.0 million and $6.6 million for the years ended December 31, 2016 and 2015, respectively, which were reclassified to Long-Term Debt on the balance sheets to conform to ASU 2015-03 (see Note 1).

In December 2015, SJG filed a petition with the BPU to issue up to $400.0 million of long term debt securities in various forms including MTN's and unsecured debt, with maturities of more than 12 months, over the next three years. This petition was approved in March 2016.

8.	FINANCIAL INSTRUMENTS:

RESTRICTED INVESTMENTS - In accordance with the terms of our tax-exempt first mortgage bonds, unused proceeds are required to be escrowed pending approved construction expenditures. As of both December 31, 2016 and 2015, the escrowed proceeds, including interest earned, totaled $32,200. SJG maintains a margin account with a counterparty in conjunction with SJG's risk management activities as detailed in Note 14. The funds provided by SJG will increase or decrease as the number and value of outstanding energy-related contracts held with this counterparty changes. As of December 31, 2016, the balance owed to this counterparty totaled $3.6 million, which is included in Accounts Payable - Other on the balance sheets. As of December 31, 2015, the balance held by the counterparty was $6.7 million, which was included in Restricted Investments on the balance sheets. The carrying amounts of the Restricted Investments approximate their fair value at December 31, 2016 and 2015, which would be included in Level 1 of the fair value hierarchy (see Note 13).

NOTE RECEIVABLE - In June 2015, SJG advanced $10.0 million to a not-for profit organization formed to spur economic development in Atlantic City. The note bore interest at 1% for an initial term of six months, with the borrower's option to extend the term for two additional terms of three months each. In December 2015 and February 2016, the borrower exercised each option, respectively. In July 2016, the note was repaid in full, including interest.

LONG-TERM RECEIVABLES – SJG provides financing to customers for the purpose of attracting conversions to natural gas heating systems from competing fuel sources. The terms of these loans call for customers to make monthly payments over periods ranging from five to ten years, with no interest. The carrying amounts of such loans were $9.5 million and $12.9 million as of December 31, 2016 and 2015, respectively. The current portion of these receivables is reflected in Accounts Receivable and the non-current portion is reflected in Long-Term Receivables on the balance sheets. The carrying amounts noted above are net of unamortized discounts resulting from imputed interest in the amount of $0.9 million and $1.3 million as of December 31, 2016 and 2015, respectively. The annual amortization to interest is not material to SJG’s financial statements. The carrying amounts of these receivables approximate their fair value at December 31, 2016 and 2015, which would be included in Level 2 of the fair value hierarchy (see Note 13).

FINANCIAL INSTRUMENTS NOT CARRIED AT FAIR VALUE - The fair value of a financial instrument is the market price to sell an asset or transfer a liability at the measurement date. The carrying amounts of SJG's financial instruments that are not carried at fair value, including those financial instruments disclosed in this footnote, approximate their fair values at December 31, 2016 and 2015, except as noted below.

•
For Long-Term Debt, in estimating the fair value, we use the present value of remaining cash flows at the balance sheet date. We based the estimates on interest rates available to SJG at the end of each period for debt with similar terms and maturities (Level 2 in the fair value hierarchy; see Note 13). The estimated fair values of SJG's long-term debt, including current maturities, as of December 31, 2016 and 2015, were $673.1 million and $657.4 million, respectively. The carrying amounts of SJG's long-term debt, including current maturities, as of December 31, 2016 and 2015, were $639.1 million and $605.4 million, respectively. The carrying amounts as of December 31, 2016 and 2015 are net of unamortized debt issuance costs of $6.0 million and $6.6 million, respectively (see Note 1).

9.	LINES OF CREDIT:

Credit facilities and available liquidity as of December 31, 2016 were as follows (in thousands):

	Total Facility	Usage		Available Liquidity	Expiration Date
Commercial Paper Program/ Revolving Credit Facility	$200,000	$105,100	(A)	$94,900	May 2018
Uncommitted Bank Lines	10,000	—		10,000	August 2017

Total	$210,000	$105,100		$104,900

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

Average borrowings outstanding under these credit facilities, not including letters of credit, during the twelve months ended December 31, 2016 and 2015 were $71.5 million and $118.1 million, respectively. The maximum amount outstanding under these credit facilities, not including letters of credit, during the twelve months ended December 31, 2016 and 2015 were $141.7 million and $162.3 million, respectively.

Based upon the existing credit facilities and a regular dialogue with our banks, we believe that there will continue to be sufficient credit available to meet our business’ future liquidity needs. Borrowings under these credit facilities are at market rates. The weighted average interest rate on these borrowings, which changes daily, was 0.97%, 0.66% and 0.45% at December 31, 2016, 2015 and 2014, respectively.

10.	RETAINED EARNINGS:

Various loan agreements contain potential restrictions regarding the amount of cash dividends or other distributions that we may pay on our common stock. As of December 31, 2016, these loan restrictions did not affect the amount that may be distributed from our retained earnings.

No cash dividends were declared or paid to SJI in 2016. SJG declared and paid cash dividends of $40.7 million in 2015 to SJI. SJG received a $65.0 million and $25.0 million equity infusion from SJI in 2016 and 2014, respectively. Future equity contributions will occur on an as needed basis.

11.	PENSION AND OTHER POSTRETIREMENT BENEFITS:

We participate in the defined benefit pension plans and other postretirement benefit plans of SJI. Approximately 50.4% of the Company's current full-time employees will be entitled to annuity payments upon retirement. Participation in the SJI qualified defined benefit pension plans was closed to new employees beginning in 2003; however, employees who are not eligible for these pension plans are eligible to receive an enhanced version of SJI’s defined contribution plan. Certain officers of SJG also participate in the non-funded supplemental executive retirement plan (SERP) of SJI, a non-qualified defined benefit pension plan. The other postretirement benefit plans provide health care and life insurance benefits to some retirees.

Net periodic benefit cost related to the employee and officer pension and other postretirement benefit plans consisted of the following components (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Service Cost	$4,144	$4,430	$3,697	$576	$726	$585
Interest Cost	10,292	9,357	8,952	2,120	2,406	2,297
Expected Return on Plan Assets	(11,029)	(11,914)	(10,818)	(2,823)	(2,708)	(2,467)
Amortization:
Prior Service Cost (Credits)	203	203	177	(257)	499	133
Actuarial Loss	7,975	8,969	4,864	945	1,107	770
Net Periodic Benefit Cost	11,585	11,045	6,872	561	2,030	1,318
Capitalized Benefit Costs	(4,645)	(4,805)	(3,047)	(277)	(1,043)	(722)
Affiliate SERP Allocations	(1,960)	(1,688)	(1,313)	—	—	—
Deferred Benefit Costs	(644)	(1,007)	—	—	(256)	—
Total Net Periodic Benefit Expense	$4,336	$3,545	$2,512	$284	$731	$596

Capitalized benefit costs reflected in the table above relate to our construction program. Deferred benefit costs relate to the deferral of incremental expenses associated with the adoption of new mortality tables in 2015. Deferred benefit costs are expected to be recovered through rates as part of our next base rate case.

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

Details of the activity within the Regulatory Asset and Accumulated Other Comprehensive Loss associated with Pension and Other Postretirement Benefits are as follows (in thousands):

	Regulatory Assets		Accumulated Other Comprehensive Loss (pre-tax)
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Balance at January 1, 2015	$71,177	$27,863	$23,170	$—
Amounts Arising during the Period:
Net Actuarial (Gains)/Losses	(463)	(3,155)	184	—
Prior Service Cost	—	(499)	—	—
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(6,079)	(1,107)	(2,891)	—
Prior Service Cost	(203)	(7,755)	—	—
Balance at December 31, 2015	64,432	15,347	20,463	—
Amounts Arising during the Period:
Net Actuarial Loss	9,706	2,584	6,129	—
Prior Service Credit	—	257	—	—
Amounts Amortized to Net Periodic Costs:
Net Actuarial Loss	(5,485)	(945)	(2,490)	—
Prior Service Cost	(203)	—	—	—
Balance at December 31, 2016	$68,450	$17,243	$24,102	$—

The estimated costs that will be amortized from Regulatory Assets into net periodic benefit costs in 2017 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Prior Service Cost/(Credit)	$127	$(257)
Net Actuarial Loss	$6,202	$1,040

The estimated costs that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit costs in 2017 are as follows (in thousands):

	Pension Benefits	Other Postretirement Benefits
Net Actuarial Loss	$2,378	$—

A reconciliation of the plans’ benefit obligations, fair value of plan assets, funded status and amounts recognized in our balance sheets follows (in thousands):

			Other
	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Change in Benefit Obligations:
Benefit Obligation at Beginning of Year	$213,660	$221,605	$46,518	$60,670
Service Cost	4,144	4,430	576	726
Interest Cost	10,292	9,357	2,120	2,406
Actuarial Loss (Gain)	17,463	(13,107)	2,292	(6,257)
Retiree Contributions	—	—	70	608
Plan Amendments	—	—	—	(7,755)
Benefits Paid	(9,203)	(8,625)	(3,027)	(3,880)
Benefit Obligation at End of Year	$236,356	$213,660	$48,549	$46,518
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$149,032	$144,568	$43,428	$40,951
Actual Return on Plan Assets	12,656	(913)	2,531	(395)
Employer Contributions	2,244	14,002	2,946	6,144
Retiree Contributions	—	—	70	608
Benefits Paid	(9,203)	(8,625)	(3,027)	(3,880)
Fair Value of Plan Assets at End of Year	$154,729	$149,032	$45,948	$43,428

Funded Status at End of Year:
Accrued Net Benefit Cost at End of Year	$(81,627)	$(64,628)	$(2,601)	$(3,090)
Amounts Recognized in the Statement of Financial Position Consist of:
Current Liabilities	$(2,428)	$(2,227)	$—	$—
Noncurrent Liabilities	(79,199)	(62,401)	(2,601)	(3,090)
Net Amount Recognized at End of Year	$(81,627)	$(64,628)	$(2,601)	$(3,090)
Amounts Recognized in Regulatory Assets Consist of:
Prior Service Costs	$538	$741	$(3,032)	$(3,289)
Net Actuarial Loss	67,912	63,691	20,275	18,636
Net Amount Recognized at End of Year	$68,450	$64,432	$17,243	$15,347
Amounts Recognized in Accumulated Other Comprehensive Loss Consist of:
Net Actuarial Loss	$24,102	$20,463	$—	$—

The projected benefit obligation (PBO) and accumulated benefit obligation (ABO) of our qualified employee pension plans were $183.2 million and $170.0 million, respectively, as of December 31, 2016; and $167.6 million and $154.8 million, respectively, as of December 31, 2015. The ABO of these plans exceeded the value of the plan assets as of December 31, 2016 and 2015. The value of these assets were $154.7 million and $149.0 million as of December 31, 2016 and 2015, respectively, and can be seen in the tables above. The PBO and ABO for our non-funded SERP were $53.2 million and $51.2 million, respectively, as of December 31, 2016; and $46.1 million and $44.6 million, respectively, as of December 31, 2015. The SERP obligation is reflected in the tables above and has no assets.

The weighted-average assumptions used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Discount Rate	4.30%	4.83%	4.13%	4.73%
Rate of Compensation Increase	3.50%	3.50%	3.50%	3.50%

The weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Discount Rate	4.83%	4.25%	5.09%	4.73%	4.20%	4.91%
Expected Long-Term Return on Plan Assets	7.50%	7.75%	7.75%	6.50%	6.25%	6.25%
Rate of Compensation Increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%

In 2014, the Society of Actuaries (SOA) released new mortality tables (RP-2014 base table with MP-2014 generational projection scale), which indicated that the average life expectancy of both our active and retired plan participants had increased. The obligations as of December 31, 2014, disclosed herein reflect the use of those tables. In 2015, the SOA released an update to the RP-2014 tables (MP-2015 base tables), slightly reducing the average life expectancy previously released. The obligations as of December 31, 2016 and 2015, disclosed herein, reflect the use of the updated 2015 tables. While the adoption of the new tables impacts liabilities significantly as of December 31 of the year of adoption, the impact on expense does not occur until the subsequent year.

The discount rates used to determine the benefit obligations at December 31, 2016 and 2015, which are used to determine the net periodic benefit cost for the subsequent year, were based on a portfolio model of high-quality investments with maturities that match the expected benefit payments under our pension and other postretirement benefit plans.

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

PLAN ASSETS — The Company’s overall investment strategy for pension plan assets is to achieve a diversification by asset class, style of manager, and sector and industry limits to achieve investment results that match the actuarially assumed rate of return, while preserving the inflation adjusted value of the plans. The Company has implemented this diversification strategy primarily with commingled common/collective trust funds. The target allocations for pension plan assets are 28-48 percent U.S. equity securities, 13-25 percent international equity securities, 32-42 percent fixed income investments, and 0-7 percent to all other types of investments. Equity securities include investments in commingled common/collective trust funds as well as large-cap, mid-cap and small-cap companies. Fixed income securities include commingled common/collective trust funds, group annuity contracts for pension payments, and hedge funds. Other types of investments include investments in private equity funds and real estate funds that follow several different strategies.

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

SJG evaluated its pension and other postretirement benefit plans’ asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2016. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, foreign country, and individual fund. As of December 31, 2016, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in SJG’s pension and other postretirement benefit plan assets.

GAAP establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques. This hierarchy groups assets into three distinct levels as fully described in Note 13, which will serve as the basis for presentation throughout the remainder of this Note.

The fair values of SJG’s pension plan assets at December 31, 2016 and 2015 by asset category are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2016
Cash / Cash Equivalents:
Cash	$52	$52	$—	$—
Common/Collective Trust Funds (a)	376	—	376	—
STIF-Type Instrument (b)	1,168	—	1,168	—
Equity securities:
Common/Collective Trust Funds – U.S. (a)	42,369	—	42,369	—
Common/Collective Trust Funds – International (a)	27,017	—	27,017	—
U.S. Large-Cap (c)	14,523	14,523	—	—
U.S. Mid-Cap (c)	2,024	2,024	—	—
U.S. Small-Cap (c)	—	—	—
International (c)	2,727	2,727	—	—
Fixed Income:
Common/Collective Trust Funds (a)	44,873	—	44,873	—
Guaranteed Insurance Contract (d)	7,930	—	—	7,930
Hedge Funds (e)	—	—	—	—
Other types of investments:
Private Equity Fund (f)	4,164	—	—	4,164
Common/Collective Trust Fund – Real Estate (g)	7,506	—	—	7,506
Total	$154,729	$19,326	$115,803	$19,600

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2015
Cash / Cash Equivalents:
Cash	$28	$28	—	$—
Common/Collective Trust Funds (a)	692	—	692	—
STIF-Type Instrument (b)	1,096	—	1,096	—
Equity securities:
Common/Collective Trust Funds – U.S. (a)	41,976	—	41,976	—
Common/Collective Trust Funds – International (a)	26,800	—	26,800	—
U.S. Large-Cap (c)	11,535	11,535	—	—
U.S. Mid-Cap (c)	2,748	2,748	—	—
U.S. Small-Cap (c)	210	210
International (c)	1,367	1,367	—	—
Fixed Income:
Common/Collective Trust Funds (a)	40,853	—	40,853	—
Guaranteed Insurance Contract (d)	8,031	—	—	8,031
Hedge Funds (e)	3,353	—	—	3,353
Other types of investments:
Private Equity Fund (f)	3,477	—	—	3,477
Common/Collective Trust Fund – Real Estate (g)	6,866	—	—	6,866
Total	$149,032	$15,888	$111,417	$21,727

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

(f)
This category represents a limited partnership which includes several investments in U.S. leveraged buyout, venture capital, and special situation funds. Fund valuations are reported on a 90 to 120 day lag and, therefore, the value reported herein represents the market value as of June or September 30, 2016 and 2015, respectively, with cash flow changes through December applied. The fund’s investments are stated at fair value, which is generally based on the valuations provided by the general partners or managers of such investments. Fund investments are illiquid and resale is restricted. These funds are classified as Level 3 investments.

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

Fair Value Measurement Using Significant
Unobservable Inputs (Level 3)
(In thousands)

	Guaranteed Insurance Contract	Hedge Funds	Private Equity Funds	Real Estate	Total
Balance at January 1, 2015	$8,738	$3,469	$2,895	$5,987	$21,089
Actual return on plan assets:
Relating to assets still held at the reporting date	(26)	(116)	(223)	879	514
Relating to assets sold during the period	21	—	346	—	367
Purchases, Sales and Settlements	(702)	—	459	—	(243)
Balance at December 31, 2015	$8,031	$3,353	$3,477	$6,866	$21,727
Actual return on plan assets:
Relating to assets still held at the reporting date	541	(13)	(71)	640	1,097
Relating to assets sold during the period	12	—	200	—	212
Purchases, Sales and Settlements	(654)	(3,340)	558	—	(3,436)
Balance at December 31, 2016	$7,930	$—	$4,164	$7,506	$19,600

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

The fair values of SJG’s other postretirement benefit plan assets at December 31, 2016 and 2015 by asset category are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2016
Cash	$—	$—	$—	$—
Equity Securities:
Common/Collective Trust Funds - U.S. (a)	13,372	—	13,372	$—
Common/Collective Trust Funds - International (a)	7,796	—	7,796	—
Fixed Income:
Common/Collective Trust Funds - Bonds (a)	12,167	—	12,167	—
Other Types of Investments:
Company Owned Life Insurance (c)	12,613	—	12,613	—
Total	$45,948	$—	$45,948	$—

Asset Category	Total	Level 1	Level 2	Level 3
As of December 31, 2015
Cash	$26	$26	$—	$—
Equity Securities:
Common/Collective Trust Funds - U.S. (a)	12,154	—	12,154	$—
Common/Collective Trust Funds - International (a)	7,471	—	7,471	—
Mutual Fund - U.S. (b)	1,228	1,228	—	—
Mutual Funds - International (b)	922	922	—	—
Fixed Income:
Common/Collective Trust Funds - Bonds (a)	11,852	—	11,852	—
Mutual Funds - Bonds (b)	1,352	1,352	—	—
Other Types of Investments:
Mutual Funds - REITS (b)	142	142	—	—
Company Owned Life Insurance (c)	8,281	—	8,281	—
Total	$43,428	$3,670	$39,758	$—

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

Future Benefit Payments - The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid during the following years (in thousands):

	Pension Benefits	Other Postretirement Benefits
2017	$10,339	$3,600
2018	$10,619	$3,577
2019	$11,472	$3,677
2020	$11,921	$3,790
2021	$12,481	$3,811
2022 - 2026	$73,847	$18,131

Contributions - SJG contributed $12.0 million to our qualified employee pension plans during the year ended December 31, 2015 No pension plan contributions were made to our qualified employee pension plans during the years ended December 31, 2016 and 2014.  Payments related to the unfunded SERP plan in 2016, 2015 and 2014 were $2.3 million, $2.0 million and $1.5 million, respectively. SERP payments are expected to approximate $2.4 million in 2017. We also have a regulatory obligation to contribute approximately $3.6 million annually to our other postretirement benefit plans’ trusts, less costs incurred directly by us.

Defined Contribution Plan - We also offer an Employees’ Retirement Savings Plan (Savings Plan) to eligible employees. For employees eligible for participation in SJI's defined benefit pension plans, SJG matches50% of participants’ contributions up to 6% of base compensation. For employees who are not eligible for participation in SJI’s defined benefit plans, we match 50% of participants’ contributions up to 8% of base compensation. Employees not eligible for the pension plans also receive a year-end contribution of $1,500 if 10 or fewer years of service, or $2,000 if more than 10 years of service. The amount expensed and contributed for the matching provision of the Savings Plan approximated $1.3 million, $1.2 million and $1.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

12.	COMMITMENTS AND CONTINGENCIES:

Standby Letter of Credit - SJG provided a $25.2 million letter of credit under a separate facility outside of the revolving credit facility to support variable-rate demand bonds issued through the New Jersey Economic Development Authority (NJEDA) to finance the expansion of SJG’s natural gas distribution system.

Gas Supply Related Contracts - In the normal course of conducting business, we have entered into long-term contracts for natural gas supplies, firm transportation and gas storage service. The earliest date at which any of the primary terms of these contracts expire is October 2017. The transportation and storage agreements entered into between us and each of our interstate pipeline service providers were done so in accordance with their respective FERC approved tariff. Our cumulative obligation for gas supply related demand charges and reservation fees paid for these services averages approximately $5.6 million per month and is recovered on a current basis through the BGSS.

Pending Litigation - SJG is subject to claims arising in the ordinary course of business and other legal proceedings. SJG accrues liabilities related to these claims when SJG can reasonably estimate the amount or range of amounts of probable settlement costs or other charges for these claims. SJG is currently involved in a pricing dispute related to a long-term gas supply contract whereby SJG has sued the supplier to recover amounts that were improperly invoiced. Subsequently, the supplier counter-sued SJG claiming it is owed an additional $14.9 million, plus interest, through December 31, 2016 under the same contract. We believe any monies received or paid associated with the SJG claims would reflect gas costs that would be recovered from SJG's customers through adjusted rates. The Company has accrued approximately $0.6 million and $0.8 million related to all claims in the aggregate, as of December 31, 2016 and 2015, respectively. Management does not believe that it is reasonably possible that there will be a material change in the Company's estimated liability in the near term and does not currently anticipate the disposition of any known claims that would have a material effect on the Company's financial position, results of operations or cash flows.

Collective Bargaining Agreements - Unionized personnel represent approximately 62% of our workforce at December 31, 2016. The Company has collective bargaining agreements with two unions who represent these employees: the International Brotherhood of Electrical Workers (IBEW) that operates under a collective bargaining agreement that runs through February 2018. The remaining unionized employees are represented by the International Association of Machinists and Aerospace Workers (IAM). Employees represented by the IAM operate under a collective bargaining agreement that runs through August 2017.

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

Since the early 1980s, we accrued environmental remediation costs of $420.2 million, of which $267.2 million has been spent as of December 31, 2016. The following table details the amounts accrued and expended for environmental remediation at December 31 (in thousands):

	2016	2015
Beginning of Year	$123,194	$124,308
Accruals	61,933	18,747
Expenditures	(32,080)	(19,861)
End of Year	$153,047	$123,194

The balances are segregated between current and noncurrent on the balance sheets under the captions Current Liabilities and Regulatory and Other Noncurrent Liabilities.

Management estimates that undiscounted future costs to clean up our sites will range from $153.0 million to $257.1 million. We recorded the lower end of this range, $153.0 million, as a liability because a single reliable estimation point is not feasible due to the amount of uncertainty involved in the nature of projected remediation efforts and the long period over which remediation efforts will continue. Six of our sites comprise the majority of these estimates, the sum of the six sites range from a low of $141.2 million to a high of $246.7 million. Recorded amounts include estimated costs based on projected investigation and remediation work plans using existing technologies. Actual costs could differ from the estimates due to the long-term nature of the projects, changing technology, government regulations and site-specific requirements. Significant risks surrounding these estimates include unforeseen market price increases for remedial services, property owner acceptance of remedy selection, regulatory approval of selected remedy and remedial investigative findings.

The remediation efforts at our six most significant sites include the following:

Site 1 - Several interim remedial actions have been completed at the site. Steps remaining to remediate the balance of the site include selection of the remedial action, confirmation of regulatory compliance of the selected remedy, implementation of the approved remedy, long-term groundwater monitoring, and issuance of a Response Action Outcome.

Site 2 - Various remedial investigation activities have been completed at this site and a final site remedy has been approved by the regulatory authority. The first phase of remedial action is underway and preparation for the next step is ongoing. Remaining steps to remediate the site include continued implementation of the approved remedy, long term groundwater monitoring, and issuance of a Response Action Outcome.

Site 3 - Various remedial investigation activities have been completed at this site and a final site remedy is being developed for proposal to the regulatory authority. Steps remaining to remediate the site include selection of a final remedy, confirmation of regulatory compliance of the selected remedy, implementation of the approved remedy, long-term groundwater monitoring, and issuance of a Response Action Outcome.

Site 4 - Remedial investigation activities are complete at this site and a final remedy has been approved by the regulatory authority.  Steps remaining to remediate the site include installation of a sub-surface containment unit, post remediation groundwater monitoring, and issuance of a Response Action Outcome.

Site 5 -The remedial action to address impacted soil at the site is ongoing. Steps remaining include long-term groundwater monitoring and issuance of a Response Action Outcome.

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

For financial assets and financial liabilities measured at fair value on a recurring basis, information about the fair value measurements for each major category is as follows (in thousands):

As of December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Derivatives – Energy Related Assets (B)	5,807	4,767	—	1,040
	$5,807	$4,767	$—	$1,040

Liabilities

Derivatives – Energy Related Liabilities (B)	$1,372	$6	$1,252	$114
Derivatives – Other (C)	7,365	—	7,365	—
	$8,737	$6	$8,617	$114

As of December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Available-for-Sale Securities (A)	$8,788	$1,722	$7,066	$—
Derivatives – Energy Related Assets (B)	1,141	398	144	599
	$9,929	$2,120	$7,210	$599

Liabilities

Derivatives – Energy Related Liabilities (B)	$5,840	$5,424	$—	$416
Derivatives – Other (C)	7,631	—	7,631	—
	$13,471	$5,424	$7,631	$416

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

The following table provides quantitative information regarding significant unobservable inputs in Level 3 fair value measurements (in thousands):

Type	Fair Value at December 31, 2016		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$1,040	$114	Discounted Cash Flow	Forward price (per dt)	$3.25 - $6.33 [$5.09]

Type	Fair Value at December 31, 2015		Valuation Technique	Significant Unobservable Input	Range [Weighted Average]
	Assets	Liabilities
Forward Contract - Natural Gas	$599	$416	Discounted Cash Flow	Forward price (per dt)	$1.18 - $5.21 [$2.90]

The changes in fair value measurements of Derivatives – Energy Related Assets and Liabilities at December 31, 2016 and 2015, using significant unobservable inputs (Level 3), are as follows (in thousands):

Year Ended December 31, 2016
Balance at January 1, 2016	$183
Other Changes in Fair Value from Continuing and New Contracts, Net	926
Settlements	(183)

Balance at December 31, 2016	$926

Year Ended December 31, 2015
Balance at January 1, 2015	$—
Other Changes in Fair Value from Continuing and New Contracts, Net	183
Settlements	—

Balance at December 31, 2015	$183

14.	DERIVATIVE INSTRUMENTS:

SJG is involved in buying, selling, transporting and storing natural gas and is subject to market risk on expected future purchases and sales due to commodity price fluctuations. The Company uses a variety of derivative instruments to limit this exposure to market risk in accordance with strict corporate guidelines. These derivative instruments include forward contracts, futures contracts, swap agreements and options contracts. As of December 31, 2016, SJG had outstanding NYMEX contracts intended to limit the exposure to market risk on 8.5 MMdts of expected future purchases of natural gas and 0.6 MMdts of expected future sales of natural gas. In addition to these derivative contracts, SJG had basis related purchase and sales contracts totaling 1.3 MMdts. These contracts, which do not qualify for the normal purchase normal sale exemption and have not been designated as hedging instruments under GAAP, are measured at fair value and recorded in "Derivatives —Energy Related Assets" or "Derivatives — Energy Related Liabilities" on the balance sheets. The costs or benefits of these short-term contracts are recoverable through SJG’s BGSS clause, subject to BPU approval. As a result, the net unrealized pre-tax gains and losses for these energy related commodity contracts are included with realized gains and losses in Regulatory Assets or Regulatory Liabilities on the balance sheets. As of December 31, 2016 and December 31, 2015, SJG had $4.4 million of unrealized gains and $(4.7) million of unrealized losses, respectively, included in its BGSS related to open financial contracts.

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

We previously used derivative transactions known as “Treasury Locks” to mitigate against the impact on our cash flows of possible interest rate increases on debt issued in September 2005. The initial $1.4 million cost of the Treasury Locks has been included in Accumulated Other Comprehensive Loss and is being amortized over the 30-year life of the associated debt issue. As of both December 31, 2016 and 2015, the unamortized balance was approximately $0.9 million.

As of December 31, 2016, SJG’s active interest rate swaps were as follows:

Notional Amount	Fixed Interest Rate	Start Date	Maturity	Type of Debt	Obligor
$12,500,000	3.53%	12/1/2006	2/1/2036	Tax-exempt	SJG
$12,500,000	3.43%	12/1/2006	2/1/2036	Tax-exempt	SJG

The fair values of all derivative instruments, as reflected in the balance sheets as of December 31, 2016 and 2015, are as follows (in thousands):

Derivatives not designated as hedging instruments under GAAP	2016		2015
	Assets	Liabilities	Assets	Liabilities
Energy related commodity contracts:
Derivatives – Energy Related – Current	$5,434	$1,372	$1,077	$5,489

Derivatives – Energy Related – Non-Current	373	—	64	351

Interest rate contracts:

Derivatives – Other Current		386		—

Derivatives – Other Noncurrent	—	6,979	—	7,631

Total derivatives not designated as hedging instruments under GAAP	$5,807	$8,737	$1,141	$13,471

The Company enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Company presents derivatives at gross fair values on the balance sheets.

As of December 31, 2016, and 2015, information related to these offsetting arrangements were as follows (in thousands):

As of December 31, 2016
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$5,807	$—	$5,807	$(6)	(A)	$(3,587)	$2,214
Derivatives - Energy Related Liabilities	$(1,372)	$—	$(1,372)	$6	(B)	$—	$(1,366)
Derivatives - Other	$(7,365)	$—	$(7,365)	$—		$—	$(7,365)

As of December 31, 2015
Description	Gross amounts of recognized assets/liabilities	Gross amount offset in the balance sheet	Net amounts of assets/liabilities in balance sheet	Gross amounts not offset in the balance sheet			Net amount
				Financial Instruments		Cash Collateral Posted
Derivatives - Energy Related Assets	$1,141	$—	$1,141	$(399)	(A)	$—	$742
Derivatives - Energy Related Liabilities	$(5,840)	$—	$(5,840)	$399	(B)	$5,025	$(416)
Derivatives - Other	$(7,631)	$—	$(7,631)	$—		$—	$(7,631)

(A) The balances at December 31, 2016 and 2015 were related to derivative liabilities which can be net settled against derivative assets.

(B) The balances at December 31, 2016 and 2015 were related to derivative assets which can be net settled against derivative liabilities.

The effect of derivative instruments on the statements of income for 2016 , 2015 and 2014 are as follows (in thousands):

	Year ended December 31,
Derivatives in Cash Flow Hedging Relationships	2016	2015	2014
Interest Rate Contracts:
Losses reclassified from accumulated OCI into income (a)	$(46)	$(46)	$(46)

(a) Included in Interest Charges

Net realized (losses) gains associated with SJG’s energy-related financial commodity contracts of $(3.0) million, $(9.1) million and $1.7 million for 2016, 2015 and 2014, respectively, are not included in the above table. These contracts are part of SJG’s regulated risk management activities that serve to mitigate BGSS costs passed on to its customers. As these transactions are entered into pursuant to, and recoverable through, regulatory riders, any changes in the value of SJG’s energy related financial commodity contracts are deferred in Regulatory Assets or Liabilities, as applicable, and there is no impact on earnings.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS (AOCL):

The following tables summarizes the changes in accumulated other comprehensive loss (AOCL) for the years ended December 31, 2016 and 2015, respectively (in thousands):

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance at January 1, 2016 (a)	$(12,220)	$(544)	$(98)	$(12,862)
Other comprehensive income before reclassifications	(3,687)	—	323	(3,364)
Amounts reclassified from AOCL (b)	1,490	27	(225)	1,292
Net current period other comprehensive income	(2,197)	27	98	(2,072)
Balance at December 31, 2016 (a)	$(14,417)	$(517)	$—	$(14,934)

	Postretirement Liability Adjustment	Unrealized Gain (Loss) on Derivatives-Other	Unrealized Gain (Loss) on Available-for-Sale Securities	Total
Balance at January 1, 2015 (a)	$(13,837)	$(567)	$(75)	$(14,479)
Other comprehensive income before reclassifications	(110)	—	(76)	(186)
Amounts reclassified from AOCL (b)	1,727	23	53	1,803
Net current period other comprehensive income	1,617	23	(23)	1,617
Balance at December 31, 2015 (a)	$(12,220)	$(544)	$(98)	$(12,862)

(a) Determined using a combined statutory tax rate of 40% in 2016 and 2015.
(b) See table below.

The reclassifications out of AOCL for the years ended December 31, 2016 and 2015 is as follows (in thousands):

Components of AOCL	Amounts Reclassified from AOCL		Affected Line Item in the Statements of Income
	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Unrealized Loss on Derivatives-Other - Interest Rate Contracts designated as cash flow hedges	$46	$46	Interest Charges
Income Taxes	(19)	(23)	Income Taxes (a)
	$27	$23

Unrealized Loss(Gain) on Available-for-Sale Securities	(377)	90	Other Income & Expense
Income Taxes	152	(37)	Income Taxes (a)
	$(225)	$53

Actuarial Loss on Postretirement Benefits	2,490	2,891	Operating Expenses: Operations
Income Taxes	(1,000)	(1,164)	Income Taxes (a)
	$1,490	$1,727

Losses from reclassifications for the period net of tax	$1,292	$1,803

(a) Determined using a combined statutory tax rate of 40% in 2016 and 2015.

16.	QUARTERLY RESULTS OF OPERATIONS - UNAUDITED:

The summarized quarterly results of our operations are as follows (in thousands):

	2016 Quarter Ended				2015 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Operating Revenues	$187,766	$68,762	$62,025	$142,502	$267,658	$75,812	$58,634	$132,186
Expenses:
Cost of Sales (excluding depreciation)	69,303	19,997	26,395	58,695	146,102	25,419	22,934	50,835
Operations and Maintenance
Including Fixed Charges	46,450	42,826	41,303	47,886	52,137	42,691	42,204	48,258
Income Taxes	27,404	1,415	(2,007)	12,554	26,172	3,292	(2,871)	10,352
Energy and Other Taxes	1,027	560	838	1,195	1,420	854	806	951
Total Expenses	144,184	64,798	66,529	120,330	225,831	72,256	63,073	110,396
Other Income and Expense	836	1,079	1,189	727	760	1,670	1,010	404
Net Income	$44,418	$5,043	$(3,315)	$22,899	$42,587	$5,226	$(3,429)	$22,194

NOTE: Because of the seasonal nature of our business, statements for the three-month periods are not indicative of the results for a full year.

17.	SUBSEQUENT EVENTS:

In January 2017, SJG entered into a Supplemental Indenture Amending and Restating First Mortgage Indenture (the “New Mortgage”), which amended and restated in its entirety that Indenture of Mortgage dated October 1, 1947 (see Note 7). The New Mortgage provides for the issuance by SJG of bonds, notes or other securities that are secured by a lien on substantially all of the operating properties and franchises of SJG.
In January 2017, SJG issued $200.0 million aggregate principal amount of MTN's, Series E, 2017, due January 2047, with principal payments beginning in 2025. The MTN's bear interest at an annual rate of 3.0% payable semiannually. Proceeds were used to pay down the $200.0 million multiple-draw term facility which was set to expire in June 2017.
In January 2017, SJG entered into an unsecured, $200.0 million term loan credit agreement ("Credit Agreement"), which is syndicated among seven banks. Term loan under the Credit Agreement bear interest at a variable base rate or a variable LIBOR rate, at SJG's election. Under the Credit Agreement, SJG can borrow up to an aggregate of $200.0 million until July 2018, of which SJG borrowed $73.0 million on January 31, 2017. All loans under the Credit Agreement become due in January 2019.
In January 2017, SJG filed a base rate case with the BPU to increase its base rates in order to obtain a return on new capital investments made by SJG since the settlement of its last base rate case in 2014. SJG expects the base rate case to be concluded during 2017.

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2016. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company are effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rule 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Omitted in accordance with General Instruction I 1(a) and (b) of Form 10-K.

Item 14. Principal Accountant Fees and Services

Fees Paid to Auditors

Deloitte & Touche LLP served as the auditors of SJG and its parent, SJI, during 2016. In accordance with its charter, the Audit Committee pre-approved all services provided by Deloitte & Touche LLP. Audit services performed consisted of the audits of the financial statements and the preparation of various reports based on those audits and services related to filings with the United States Securities and Exchange Commission and New York Stock Exchange.

Audit Fees

The aggregate fees billed for the audit of SJG’s financial statements by Deloitte & Touche LLP totaled $592,000 and $540,850 in fiscal years 2016 and 2015, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Part IV

Item 15. Exhibits and Financial Statement Schedule

(a)	Listed below are all financial statements and schedules filed as part of this report:

1 - The financial statements and notes to financial statements together with the report thereon of Deloitte & Touche LLP, February 27, 2017, are file as part of this report under Item 8 - Financial Statements and Supplementary Data.

2  - Supplementary Financial Information

Schedule II - Valuation and Qualifying Accounts. See page 81.

All schedules, other than that listed above, are omitted because the information called for is included in the financial statements filed or because they are not applicable or are not required.

(b)	List of Exhibits (Exhibit Number is in Accordance with the Exhibit Table in Item 601 of Regulation S-K).

Exhibit Number	Description	Reference
(3)(a)	Certificate of Incorporation of South Jersey Gas Company.	Incorporated by reference from Exhibit (3)(a) of Form 10-K filed March 7, 1997.

(3)(b)	Bylaws of South Jersey Gas Company as amended and restated through April 29, 2016.	Incorporated by reference from Exhibit 3.2(ii) of Form 8-K of SJG as filed May 4, 2016.

(4)(a)	Form of Stock Certificate for Common Stock.	Incorporated by reference from Exhibit (4)(a) of Form 10-K filed March 7, 1997.

(4)(b)(i)	Supplemental Indenture Amending and Restating First Mortgage Indenture, dated as of January 23, 2017.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated January 30, 2017.

(4)(b)(ii)	First Supplemental Indenture, dated as of January 23, 2017.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated January 30, 2017.

(4)(b)(iii)	Loan Agreement by and between New Jersey Economic Development Authority and SJG dated April 1, 2006.	Incorporated by reference from Exhibit 10 of Form 8-K of SJG as filed April 26, 2006.

(4)(c)(i)	Medium Term Note Indenture of Trust dated October 1, 1998.	Incorporated by reference from Exhibit (4)(e) of Form S-3 (333-62019).

(4)(c)(ii)	First Supplement to Indenture of Trust dated as of June 29, 2000.	Incorporated by reference from Exhibit 4.1 of Form 8-K of SJG dated July, 12, 2001.

(4)(c)(iii)	Second Supplement to Indenture of Trust dated as of July 5, 2000.	Incorporated by reference from Exhibit 4.2 of Form 8-K of SJG dated July, 12, 2001.

(4)(c)(iv)	Third Supplement to Indenture of Trust dated as of July 9, 2001.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated July, 12, 2001.

(4)(c)(v)	Fourth Supplement to Indenture of Trust dated as of February 26, 2010.	Incorporated by reference from Exhibit 4.1 Form 8K dated March 5, 2010.

Exhibit Number	Description	Reference
(4)(c)(vi)	Fifth Supplement, dated as of January 25, 2017.	Incorporated by reference from Exhibit 4.3 of Form 8-K of SJG dated January 30, 2017.

(10)(a)(i)	Gas storage agreement (GSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(d) of Form 10-K for 1993 (1-6364).

(10)(a)(ii)	Gas storage agreement (LG-A) between South Jersey Gas Company and Transco dated June 3, 1974.	Incorporated by reference from Exhibit (5)(f) of Form S-7 (2-56233).

(10)(a)(iii)	Gas storage agreement (LSS) between South Jersey Gas Company and Transco dated October 1, 1993.	Incorporated by reference from Exhibit (10)(i) of Form 10-K for 1993 (1-6364).

(10)(a)(iv)	Gas storage agreement (SS-1) between South Jersey Gas Company and Transco dated May 10, 1987 (effective April 1, 1988).	Incorporated by reference from Exhibit (10)(i)(a) of Form 10-K for 1988 (1-6364).

(10)(b)(i)	Gas storage agreement (SS-2) between South Jersey Gas Company and Transco dated July 25, 1990.	Incorporated by reference from Exhibit (10)(i)(i) of Form 10-K for 1991 (1-6364).

(10)(b)(ii)	Amendment to gas transportation agreement dated December 20, 1991 between South Jersey Gas Company and Transco dated October 5, 1993.	Incorporated by reference from Exhibit (10)(i)(k) of Form 10-K for 1993 (1-6364).

(10)(b)(iii)	CNJEP Service agreement between South Jersey Gas Company and Transco dated June 27, 2005.	Incorporated by reference from Exhibit (10)(i)(l) of Form 10-K for 2005 (1-6364).

(10)(c)(i)	FTS Service Agreement No. 38099 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(n) of Form 10-K for 1993 (1-6364).

(10)(c)(ii)	NTS Service Agreement No. 39305 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(o) of Form 10-K for 1993 (1-6364).

(10)(c)(iii)	FSS Service Agreement No. 38130 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(p) of Form 10-K for 1993 (1-6364).

(10)(d)(i)	SST Service Agreement No. 38086 between South Jersey Gas Company and Columbia Gas Transmission Corporation dated November 1, 1993.	Incorporated by reference from Exhibit (10)(k)(q) of Form 10-K for 1993 (1-6364).

(10)(h)(i)*
Deferred Payment Plan for Directors of South Jersey Industries, Inc., South Jersey Gas Company, Energy & Minerals, Inc., R&T Group, Inc. and South Jersey Energy Company as amended and restated October 21, 1994.
Incorporated by reference from Exhibit (10)(l) of Form 10-K of SJI for 1994 (1-6364).

(10)(h)(ii)*	Schedule of Deferred Compensation Agreements.	Incorporated by reference from Exhibit (10)(l)(b) of Form 10-K of SJI for 1997 (1-6364).

Exhibit Number	Description	Reference
(10)(h)(iii)*	Supplemental Executive Retirement Program, as amended and restated effective January 1, 2009, and Form of Agreement between certain South Jersey Industries, Inc. or subsidiary Company officers.	Incorporated by reference from Exhibit (10)(f)(ii) of Form 10-K of SJI for 2009 (1-6364).

(10)(h)(iv)*	Form of Officer Change in Control Agreements, effective January 1, 2013, between certain officers and either South Jersey Industries, Inc. or its subsidiaries.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJI as filed January 25, 2013.

(10)(h)(v)*	Schedule of Officer Agreements.	Incorporated by reference from Exhibit 10(e)(iv) of Form 10-K of SJI as filed February 27, 2017.

(10)(h)(vi)*	Officer Severance Plan.	Incorporated by reference from Exhibit 10(f)(i) of Form 10-K of SJI as filed February 27, 2015.

(10)(i)(i)	Note Purchase Agreement dated as of March 1, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K dated March 5, 2010.

(10)(i)(ii)	Note Purchase Agreement dated as of December 30, 2010.	Incorporated by reference from Exhibit 10 of Form 8-K dated January 5, 2011.

(10)(i)(iii)	Four-Year Revolving Credit Agreement.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated May 6, 2011.

(10)(i)(iv)	Commercial Paper Dealer Agreement, dated as of July 1, 2011.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated July 1, 2011.

(10)(i)(v)	Commercial Paper Dealer Agreement, dated as of January 5, 2012.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 9, 2012.

(10)(i)(vi)	Note Purchase Agreement dated as of April 2, 2012.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated April 3, 2012.

(10)(i)(vii)	Note Purchase Agreement, dated as of September 20, 2012.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated September 25, 2012.

(10)(i)(viii)	First Amendment to Credit Agreement, dated as of September 27, 2013.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG as filed September 30, 2013.

(10)(i)(ix)	Note Purchase Agreement, dated as of November 21, 2013.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG as filed November 22, 2013.

(10)(i)(x)	Term Loan Credit Agreement, dated as of June 5, 2014.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated June 5, 2014.

(10)(i)(xi)	Note Purchase Agreement, dated as of January 25, 2017.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 30, 2017.

(10)(i)(xii)	Term Loan Credit Agreement, dated as of January 26, 2017.	Incorporated by reference from Exhibit 10.1 of Form 8-K of SJG dated January 30, 2017.

Exhibit Number	Description	Reference

(12)	Calculation of Ratio of Earnings to Fixed Charges (Before Federal Income Taxes) (filed herewith).

(14)	Code of Ethics	Incorporated by reference from Exhibit (14) of Form 10-K of SJI as filed for 2007.

(31.1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(31.2)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.1)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(32.2)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(101.INS)	eXtensible Business Reporting Language (XBRL) Instance Document (filed herewith).

(101.SCH)	XBRL Taxonomy Extension Schema (filed herewith).

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase (filed herewith).

(101.LAB)	XBRL Taxonomy Extension Label Linkbase (filed herewith).

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).
* Constitutes a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH JERSEY GAS COMPANY
Date:	February 27, 2017	BY:	/s/ Stephen H. Clark
Stephen H. Clark, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Robbins, Jr.	President	February 27, 2017
(David Robbins, Jr.)	(Principal Executive Officer)

/s/ Stephen H. Clark	Chief Financial Officer	February 27, 2017
(Stephen H. Clark)	(Principal Financial and Accounting Officer)

/s/ Walter M. Higgins III	Director, Chairman of the Board	February 27, 2017
(Walter M. Higgins III)

/s/ Thomas A. Bracken	Director	February 27, 2017
(Thomas A. Bracken)

/s/ Jeffrey E. DuBois	Director	February 27, 2017
(Jeffrey E. DuBois)

/s/ Victor A. Fortkiewicz	Director	February 27, 2017
(Victor A. Fortkiewicz)

/s/ Sunita Holzer	Director	February 27, 2017
(Sunita Holzer)

/s/ Joseph M. Rigby	Director	February 27, 2017
(Joseph M. Rigby)

SOUTH JERSEY GAS COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Classification	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe (a)	Deductions - Describe (b)	Balance at End of Period
Provision for Uncollectible
Accounts for the Year Ended
December 31, 2016	$9,778	$6,993	$(47)	$4,154	$12,570
Provision for Uncollectible
Accounts for the Year Ended
December 31, 2015	$6,601	$14,689	$(235)	$11,277	$9,778
Provision for Uncollectible
Accounts for the Year Ended
December 31, 2014	$4,553	$9,417	$(102)	$7,267	$6,601

(a) Recoveries of accounts previously written off and minor adjustments.
(b) Uncollectible accounts written off.